Form 10-Q
period 1994-03-31
SANDY SPRING BANCORP INC
filed 1994-05-13
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1994

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission File Number: O-19065
                        -------

                           Sandy Spring Bancorp, Inc.
             ------------------------------------------------------
               (Exact name of Registrant as specified in Charter)


             Maryland                            52-1532952
       -----------------------       ---------------------------------------
       (State of incorporation)      (I.R.S. Employer Identification Number)


  17801 Georgia Avenue, Olney, Maryland      20832         301-774-6400
  -------------------------------------      -----         ------------
      (Address of principal office)        (Zip Code)     (Telephone Number)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES    X     NO
    -------     -------

    The number of shares of common stock outstanding as of April 20, 1994 is 2,119,273 shares.

                              SANDY SPRING BANCORP

                                      INDEX

- - --------------------------------------------------------------------------------
Page
- - ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets at
      March 31, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . . . 1

      Consolidated Statements of Income for the
      Periods Ended March 31, 1994 and 1993. . . . . . . . . . . . . . . . . . 2

      Consolidated Statements of Cash Flows for
      the Periods Ended March 31, 1994 and 1993. . . . . . . . . . . . . . . . 3

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . 5

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                March 31,      December 31,
                                                                                  1994            1993
- - -----------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                       $30,527          $29,595
  Interest-bearing deposits with banks                                              183           12,076
  Federal funds sold                                                             11,087           23,385
  Residential mortgage loans held for sale                                        2,461            6,979
  Investments available-for-sale (at market)                                    237,613          234,964
  Investments held-to-maturity -- market value of $94,149 (1994) and
    $72,032 (1993)                                                               94,491           70,125
  Other equity securities                                                         3,963            3,924

  Total Loans                                                                   322,784          324,372
    Less: Allowance for credit losses                                            (6,356)          (6,177)
                                                                             ----------       ----------
       Loans, net                                                               316,428          318,195

  Premises and equipment                                                         13,957           13,914
  Accrued interest receivable                                                     5,294            4,631
  Other real estate owned                                                           464            1,387
  Other assets                                                                    3,896            3,290
                                                                             ----------       ----------
     TOTAL ASSETS                                                              $720,364         $722,465
                                                                             ----------       ----------
                                                                             ----------       ----------

LIABILITIES
  Noninterest-bearing deposits                                                 $ 87,125         $ 99,899
  Interest-bearing deposits                                                     541,892          522,157
                                                                             ----------       ----------
      Total deposits                                                            629,017          622,056
  Short-term borrowings                                                          20,498           27,307
  Long-term borrowings                                                            2,200            2,206
  Accrued interest, taxes and other liabilities                                   2,953            4,505
                                                                             ----------       ----------
      TOTAL LIABILITIES                                                         654,668          656,074

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 6,000,000;
     shares issued and outstanding 2,110,244 (1993)
     and 2,043,856 (1992)                                                         2,119            2,110
  Surplus                                                                        26,507           26,100
  Retained earnings                                                              36,454           35,223
  Net unrealized gain on investments available-for-sale                             616            2,958
                                                                             ----------       ----------
     TOTAL STOCKHOLDERS' EQUITY                                                  65,696           66,391
                                                                             ----------       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $720,364         $722,465
                                                                             ----------       ----------
                                                                             ----------       ----------

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                      1994             1993
- - --------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                          $6,354            $5,746
 Interest on loans held for sale                         42                64
 Interest on deposits with banks                         29                14
 Interest and dividends on securities:
   Taxable                                            3,182             3,255
   Nontaxable                                         1,045             1,041
Interest on federal funds sold                          148               191
                                               ------------      ------------
     TOTAL INTEREST INCOME                           10,800            10,311

Interest expense:
 Interest on deposits                                 4,248             4,235
 Interest on short-term borrowings                      174               110
 Interest on long-term borrowings                        35                 5
                                               ------------      ------------
      TOTAL INTEREST EXPENSE                          4,457             4,350
                                               ------------      ------------
NET INTEREST INCOME                                   6,343             5,961
Provision for Credit Losses                             150               300
                                               ------------      ------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                   6,193             5,661
Non-Interest Income:
 Securities gains                                        35                14
 Service charges on deposit accounts                    544               453
 Gains on mortgage sales                                155               273
 Other income                                           450               316
                                               ------------      ------------
      TOTAL NON-INTEREST INCOME                       1,184             1,056
Non-Interest Expenses:
 Salaries and employee benefits                       2,894             2,132
 Occupancy expense of premises                          448               358
 Equipment expenses                                     355               288
 Other expenses                                       1,275             1,112
                                               ------------      ------------
      TOTAL NON-INTEREST EXPENSES                     4,972             3,890
                                               ------------      ------------
Income Before Income Taxes                            2,405             2,827
Income Tax Expense                                      624               750
                                               ------------      ------------
NET INCOME                                           $1,781            $2,077
                                               ------------      ------------
                                               ------------      ------------

PER SHARE DATA:
Net Income                                            $0.84             $1.02
Dividends Declared                                     0.26              0.23

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                          ---------------------------------------
                                                                                                 1994                 1993
- - ---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                                       $1,781               $2,077
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     305                  251
   Provision for credit losses                                                                       150                  300
   Deferred income taxes                                                                            (125)                (135)
   Origination of loans held for sale                                                             (6,552)              (5,305)
   Proceeds from sales of loans held for sale                                                     11,236               10,237
   Gains on sales of loans held for sale                                                            (155)                (171)
   Securities gains                                                                                  (35)                 (14)
   Net change in:
     Accrued interest receivable                                                                    (663)                 (51)
     Accrued income taxes                                                                            624                   61
     Other accrued expenses                                                                         (703)                (822)
   Other -- net                                                                                     (305)                  73
                                                                                          --------------       --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    5,558                6,501
Cash Flows from Investing Activities:
 Net (increase) decrease in interest-bearing deposits with banks                                  11,893               (5,011)
 Purchases of investment securities                                                                   --              (15,038)
 Purchases of investments held-to-maturity                                                       (30,206)                  --
 Origination of investments held for sale                                                             --               (5,979)
 Purchases of investments available-for-sale                                                     (42,915)                  --
 Proceeds from sales of investment available-for-sale                                              8,991                   --
 Proceeds from maturities and principal payments of investment securities                             --               18,337
 Proceeds from maturities of investments held-to-maturity                                          5,869                   --
 Proceeds from maturities and principal payments of investments available-for-sale                27,215                   --
 Proceeds from sales of other real estate owned                                                    1,132                  207
 Net decrease in loans receivable                                                                  1,434                2,633
 Expenditures for premises and equipment                                                            (349)                (516)
                                                                                          --------------       --------------
     NET CASH USED BY INVESTING ACTIVITIES                                                       (16,936)              (5,367)
Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                                       7,451                6,550
 Net decrease in time and other deposits                                                            (489)              (3,594)
 Net increase (decrease) in short-term borrowings                                                 (6,809)               8,449
 Retirement of long-term borrowings                                                                   (6)                  (6)
 Proceeds from issuance of common stock                                                              415                  327
 Dividends paid                                                                                     (550)                (470)
                                                                                          --------------       --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        12               11,256
                                                                                          --------------       --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (11,366)              12,390
Cash and Cash Equivalents at Beginning of Quarter                                                 52,980               44,628
                                                                                          --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                     $41,614              $57,018
                                                                                          --------------       --------------
                                                                                          --------------       --------------
Supplemental Disclosures
 Interest payments                                                                               $10,090               $4,600
 Income tax payments                                                                                  $0                 $689
Noncash Investing Activities
 Transfers from loans to other real estate owned                                                    $155                   $0
 Unrealized loss on investments available-for-sale
   net of deferred tax effect of $(1,474)                                                        $(2,342)                  --


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
     The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1993 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1994.

     The accounting and reporting policies of Sandy Spring Bancorp conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - ACCOUNTING STANDARD PERTAINING TO ACCOUNTING FOR CERTAIN INVESTMENTS
     As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 which established new classifications and criteria pertaining to accounting for securities (see Note 1 of Notes to the Consolidated Financial Statements contained in the Company's 1993 Annual Report to Shareholders).

NOTE 3 - NET INCOME PER COMMON SHARE
     Net income per common share is based on weighted average number of shares outstanding of 2,114,328 in 1994 and 2,045,838 in 1993.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

A. FINANCIAL CONDITION
     The Company's total assets were $720,364 at March 31, 1994, compared to $722,465 at December 31, 1993, declining $2,101 or 0.3% during the first quarter of 1994. Earning assets decreased $3,243 or 0.5% to $672,582 from $675,825.

     Investments held-to-maturity rose $24,366 (up 34.7% to $94,491), funded in large part by a reallocation of investments from generally shorter term, lower yielding interest-bearing deposits with banks (down $11,893 or 98.5% to $183) and federal funds sold (down $12,298 or 52.6% to $11,087). Loans decreased overall, by $1,588 or 0.5% to $322,784, with declines occurring primarily in the residential and consumer sectors due to refinancings and heightened competition. Investments available-for-sale increased $2,649 (up 1.1% to $237,613) despite market value declines, while residential mortgage loans held for sale decreased $4,518 or 64.7% to $2,461.

     Growth in deposit funding amounted to $6,961, representing an increase of 1.1%, principally in core deposits (defined to include all deposits, except time deposits of $100,000 or more), to $629,017. Noninterest-bearing deposits declined $12,774 or 12.8% to $87,125. Core deposits were 88.8% of earning assets at March 31, 1994. Short-term borrowings fell $6,809 or 24.9% during the first quarter as a $5,000 advance from the Federal Home Loan Bank of Atlanta matured.

LIQUIDITY AND INTEREST RATIO SENSITIVITY
     The Company's liquidity position exceeds anticipated short and long term funding needs at March 31, 1994.

     Internally generated funds available at March 31, 1994 consisted primarily of cash and cash equivalents, interest-bearing deposits with banks, maturities of investments held-to-maturity due within one year, investments available-for-sale and residential mortgage loans held for sale and totaled $319,133 or 44.3% of total assets.

     Core deposits rose by $6,105 during first quarter 1994, while loans declined from December 31, 1993.

     At March 31, 1994, the Company had an asset sensitive position cumulative to one year of $12,477 or 1.7% of total assets, indicating the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT
     The Company recorded a total risk-based capital ratio of 18.48% at March 31, 1994 compared to 17.74% at December 31, 1993; a Tier 1 risk-based capital ratio of 17.22% compared to 16.48%; and a capital leverage ratio of 9.14% compared to 9.48%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity totaled $65,696 (including a net unrealized gain of $616 on investments available-for-sale) at March 31, 1994, a decrease of 1.0% from $66,391 (including a net unrealized gain of $2,958) at December 31, 1993. Internal capital generation provided $1,231 in additional equity during the first three months of 1994, occurring at an annualized rate of 7.8% versus 10.3% for the year ended December 31, 1993. External capital formation amounted to $416 for the quarter ended March 31, 1994, resulting from issuance of 4,085 shares under the dividend reinvestment plan and 4,950 shares through employee related programs.

     First quarter dividends were $550 or $0.26 per share in 1994 compared to $470 or $0.23 per share in 1993, for payout ratios of 30.88% and 22.63%, respectively.

B. RESULTS OF OPERATIONS - 3 MONTHS ENDED MARCH 31, 1994 AND 1993
     Net income for the first three months of the year declined 14.3% in 1994, to $1,781 ($0.84 per share) from year earlier $2,077 ($1.02 per share). First quarter results in 1994 include a non-recurring expense, after tax, of approximately $178 ($0.08 per share) attributable to the accounting recognition of special early retirement benefits extended to certain long term employees.

     Net income equates to an annualized first quarter return on average assets of 1.03% in 1994 compared to 1.35% in 1993 and returns on average equity of 11.22% and 16.35%, respectively.

NET INTEREST INCOME
     First quarter net interest income was $6,343 in 1994, an increase of 6.4% over $5,961 in 1993, as a decline in net interest spread to 3.66% from 3.97% was more than offset by a higher volume of earning assets.

     First quarter tax-equivalent interest income increased $486 or 4.5% in 1994, compared to 1993. Average earning assets rose 13.7% over the period while the average yield earned on those assets declined by 59 basis points.

     Comparing the first quarter of 1994 versus 1993, average loans grew 19.8% to $323,500 (48.7% of average earning assets) while experiencing a 64 basis point decline in average yield. Most of the increase in loans outstanding involved the commercial sector of the portfolio, reflecting in part the merger with First Montgomery Bank effective December 1, 1993. Average securities rose 13.1% to $278,334 (47.4% of average earning assets) and recorded an 82 basis point decrease in average yield.

     First quarter interest expense increased $107 or 2.5%, as a net result of 9.1% higher average interest-bearing liabilities and a 28 basis point decline in average rate paid.

     A greater level of interest-free funding of earning assets during the first three months of 1994 versus the comparable period of 1993 resulted in a lower 23 basis point decline in the net interest margin compared to the 31 basis point decrease in net interest spread previously mentioned.

CREDIT RISK MANAGEMENT
     The first quarter provision for credit losses was $150 in 1994 or 50% below the 1993 level. Net recoveries of $29 were recorded for the three month period in 1994 versus net charge-offs of $21 a year earlier. At March 31, 1994, commercial construction and development credits, considered to be a higher risk category of loans, comprised less that 2% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 33.8%.

     Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, fell to 1.15% at March 31, 1994 from 1.48% at December 31, 1993.

     At March 31, 1994, the allowance for credit losses was 1.97% of total loans versus 1.90% at December 31, 1993. The allowance for credit losses covered nonperforming loans approximately two times at March 31, 1994, slightly above the coverage at December 31, 1993.

NON-INTEREST INCOME AND EXPENSES
     First quarter non-interest income rose $128 or 12.1% to $1,184 in 1994 from $1,056 in 1993. Major contributors included higher service charge income (up $91 or 20.1%) reflecting growth in deposit accounts and a rise in commissions and fees from trust service, mutual fund and annuity sales and servicing of mortgages sold (aggregate increase of $59 or 30.5%).

     First quarter non-interest expenses increased $1,082 or 27.8% to $4,972 in 1994 from $3,890 in 1993, attributable primarily to staff increases, nonrecurring early retirement benefits (discussed above), and to costs associated with the First Montgomery Bank merger effective December 1, 1993.

     Average full-time-equivalent employees rose to 277 from 241 (up 14.9%), reflecting the staffing of three additional branches.

INCOME TAXES
     The first quarter effective tax rate was 25.9% in 1994 compared to 26.5% in 1993.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                         3 Months Ended         12 Months Ended
                                         March 31, 1994        December 31, 1993
- - --------------------------------------------------------------------------------
Balance, January 1                             $6,177                   $3,816
Provision for credit losses                      150                      950
Allowance from merger transaction                 --                    1,158
Loan charge-offs:
  Real estate-mortgage                             0                        0
  Real estate-construction                         0                        0
  Consumer                                        (5)                    (104)
  Commercial                                      (4)                     (29)
                                      --------------------   -------------------
    Total charge-offs                             (9)                    (133)

Loan recoveries:
  Real estate-mortgage                             1                       54
  Real estate-construction                         0                        0
  Consumer                                        15                       79
  Commercial                                      22                      253
                                      --------------------   -------------------
    Total recoveries                              38                      386
                                      --------------------   -------------------
Net recoveries                                    29                      253
                                      --------------------   -------------------
BALANCE, PERIOD END                           $6,356                   $6,177
                                      --------------------   -------------------
                                      --------------------   -------------------
Net recoveries to average loans
  (annual basis)                               0.04%                    0.09%
Allowance to total loans                       1.97%                    1.90%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                            March 31,             December 31,
                                              1994                   1993
- - --------------------------------------------------------------------------------
Non-accrual loans                             $2,707                   $2,933
Loans 90 days past due                           555                      517
                                      --------------------   -------------------
  Total Nonperforming Loans*                   3,262                    3,450
Other real estate owned                          464                    1,387
                                      --------------------   -------------------
  TOTAL NONPERFORMING ASSETS                  $3,726                   $4,837
                                      --------------------   -------------------
                                      --------------------   -------------------

Nonperforming assets to total assets           0.52%                    0.67%
- - --------------------------------------------------------------------------------

* There were no restructured loans at the end of either period. Those performing loans considered potential problem loans, as defined and identified by management, amounted to $14,762 at March 31, 1994, compared to $15,174 at December 31, 1993. Although these are loans where known information about the borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ Hunter R. Hollar
    -------------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 13, 1994





By: /s/ Thomas O. Keech
    -------------------------------------------
    Thomas O. Keech
    Vice President and Treasurer


  Date: May 13, 1994