Form 10-Q
period 1994-06-30
SANDY SPRING BANCORP INC
filed 1994-08-11
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20649


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -------------


Commission File Number: 0-19065
                        -------


                           Sandy Spring Bancorp, Inc.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland,                          52-1532952
      -----------------------      --------------------------------------
      (State of incorporation)     (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland       20832           301-774-6400
   -------------------------------------       -----           ------------
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
YES X   NO
   ---    ---

     The number of shares of common stock outstanding as of July 22, 1994 is 2,126,685 shares.

                              SANDY SPRING BANCORP

                                      INDEX

                                                                         PAGE
- - --------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets at
       June 30, 1994 and December 31, 1993 . . . . . . . . . . . . . . . .  1

       Consolidated Statements of Income for the
       Periods Ended June 30, 1994 and 1993. . . . . . . . . . . . . . . .  2

       Consolidated Statements of Cash Flows for
       the Periods Ended June 30, 1994 and 1993. . . . . . . . . . . . . .  3

       Notes to Consolidated Financial Statements. . . . . . . . . . . . .  5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .  6

PART 11 - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO
       A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . 11

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              June 30,     December 31,
                                                                                1994           1993
- - -------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                     $21,418        $29,595

  Interest-bearing deposits with banks                                            183         12,076

  Federal funds sold                                                           24,889         23,385

  Residential mortgage loans held for sale                                         --          6,979

  Investments available-for-sale (at fair value)                              169,053        234,964

  Investments held-to-maturity - fair value of $157,375 (1994)                159,580         70,125
   and $72,032 (1993)

  Other equity securities                                                       3,965          3,924


  Total Loans                                                                 331,169        324,372

   Less:  Allowance for credit losses                                          (6,220)        (6,177)
                                                                           ----------     ----------
     Loans, net                                                              $324,949        318,195


  Premises and equipment, net                                                  14,670         13,914

  Accrued interest receivable                                                   5,280          4,631

  Other real estate owned                                                         513          1,387

  Other assets                                                                  3,107          3,290
                                                                           ----------     ----------
    TOTAL ASSETS                                                             $727,607       $722,465
                                                                           ----------     ----------
                                                                           ----------     ----------


LIABILITIES

  Noninterest-bearing deposits                                                $96,248        $99,899

  Interest-bearing deposits                                                   539,484        522,157
                                                                           ----------     ----------
    Total deposits                                                            635,732        622,056

  Short-term borrowings                                                        23,894         27,307

  Long-term borrowings                                                          2,193          2,206

  Accrued interest, taxes and other liabilities                                   545          4,505
                                                                           ----------     ----------
    TOTAL LIABILITIES                                                         662,364        656,074


STOCKHOLDERS' EQUITY

  Common stock - par value $1.00; shares authorized 6,000,000;
   shares issued and outstanding 2,216,685 (1994)
   and 2,110,244 (1993)                                                         2,127          2,110

  Surplus                                                                      26,690         26,100

  Retained earnings                                                            37,885         35,223

  Net unrealized gain (loss) on investments available-for-sale                 (1,459)         2,958
                                                                           ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                                                 65,243         66,391
                                                                           ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $727,607       $722,465
                                                                           ----------     ----------
                                                                           ----------     ----------



See notes to Consolidated Financial Statements.

SANDY SPRING BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended             Six Months Ended
                                                      June 30                        June 30
                                             ------------------------       ------------------------
                                              1994           1993           1994           1993
- - ----------------------------------------------------------------------------------------------------

Interest income:

  Interest and fees on loans                $6,490         $5,914        $12,844        $11,660

  Interest on loans held for sale               15             78             57            142

  Interest on deposits with banks                4             66             33             80

  Interest and dividends on securities:

     Taxable                                 3,552          3,213          6,734          6,468

     Nontaxable                              1,036          1,055          2,081          2,096

Interest on federal funds sold                 126            173            274            364
                                          --------       --------       --------       --------
     TOTAL INTEREST INCOME                  11,223         10,499         22,023         20,810

Interest expense:

  Interest on deposits                       4,361          4,264          8,609          8,499

  Interest on short-term borrowings            181            173            355            283

  Interest on long-term borrowings              36              5             71             10
                                          --------       --------       --------       --------
     TOTAL INTEREST EXPENSE                  4,578          4,442          9,035          8,792
                                          --------       --------       --------       --------

NET INTEREST INCOME                          6,645          6,057         12,988         12,018

Provision for Credit Losses                     10            300            160            600
                                          --------       --------       --------       --------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                          6,635          5,757         12,828         11,418

Non-interest income:

  Securities gains                              17            122             52            136

  Service charges on deposit accounts          579            490          1,123            943

  Gains on mortgage sales                        9            206            164            479

  Other income                                 457            386            907            702
                                          --------       --------       --------       --------
     TOTAL NON-INTEREST INCOME               1,062          1,204          2,246          2,260

Non-interest expenses:

  Salaries and employee benefits             2,724          2,215          5,618          4,347

  Occupancy expense of premises                463            402            911            760

  Equipment expenses                           362            295            717            583

  Other expenses                             1,389          1,414          2,664          2,526
                                          --------       --------       --------       --------
     TOTAL NON-INTEREST EXPENSES             4,938          4,326          9,910          8,216
                                          --------       --------       --------       --------
Income Before Income Taxes                   2,759          2,635          5,164          5,462

Income Tax Expense                             777            702          1,401          1,452
                                          --------       --------       --------       --------

NET INCOME                                  $1,982         $1,933         $3,763         $4,010
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------


PER SHARE DATA:

Net Income                                   $0.93          $0.94          $1.77          $1.96

Dividends Declared                            0.26           0.23           0.52           0.46



See Notes to Consolidated Financial Statements

SANDY SPRING BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                               --------------------
                                                                                               1994            1993
- - -------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

Net income                                                                                   $3,763          $4,010

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                                 676             509

  Provision for credit losses                                                                   160             600

  Deferred income taxes                                                                        (109)           (304)

  Origination of loans held for sale                                                         (8,508)        (18,849)

  Proceeds from sales of loans held for sale                                                 15,651          20,649

  Gains on sales of loans held for sale                                                        (164)           (479)

  Securities gains                                                                              (52)            (18)

  Net change in:

     Accrued interest receivable                                                               (649)            158

     Accrued income taxes                                                                      (106)           (821)

     Other accrued expenses                                                                    (951)           (981)

  Other - net                                                                                   332             476
                                                                                           --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                               10,043           4,950


Cash Flows from Investing Activities:

  Net (increase) decrease in interest-bearing deposits with banks                            11,893         (10,009)

  Purchases of investment securities                                                             --         (35,560)

  Purchases of investments held-to-maturity                                                 (43,603)             --

  Origination of investments held for sale                                                       --         (13,124)

  Purchases of investments available-for-sale                                               (57,817)             --

  Proceeds from sales of investment available-for-sale                                       15,096              --

  Proceeds from maturities and principal payments of investment securities                       --          37,203

  Proceeds from maturities of investments held-to-maturity                                    8,269              --

  Proceeds from maturities and principal payments of investments available-for-sale          46,941              --

  Proceeds from sales of other real estate owned                                              1,246             656

  Net increase in loans receivable                                                           (7,120)         (8,778)

  Expenditures for premises and equipment                                                    (1,376)           (932)
                                                                                           --------        --------
     NET CASH USED BY INVESTING ACTIVITIES                                                  (26,471)        (30,544)


Cash Flows from Financing Activities:

  Net increase in demand and savings accounts                                                15,473          14,852

  Net decrease in time and other deposits                                                    (1,797)         (4,169)

  Net increase (decrease) in short-term borrowings                                           (3,413)         13,028

  Retirement of long-term borrowings                                                            (13)            (12)

  Proceeds from issuance of common stock                                                        606             478

  Dividends paid                                                                             (1,101)           (942)
                                                                                           --------        --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                9,755          23,235
                                                                                           --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (6,673)         (2,259)

Cash and Cash Equivalents at Beginning of Period                                             52,980          44,628
                                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                 $46,307         $42,269
                                                                                           --------        --------
                                                                                           --------        --------

SANDY SPRING BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                               Six Months Ended
                                                                   June 30,
                                                           -------------------------
                                                            1994              1993
- - ------------------------------------------------------------------------------------

Supplemental Disclosures

 Interest payments                                        $8,637             $9,139

 Income tax payments                                      $1,632             $2,409

Noncash Investing Activities

 Transfers from loans to other real estate owned            $323                 $0

 Transfers from investments available-for sale
  to investments held-to-maturity                        $56,455               ---

 Unrealized loss on investments available-for-sale
  net of deferred tax effect of $(2,779)                 $(4,417)              ---


* Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.



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

NOTE 3 - NET INCOME PER COMMON SHARE

     Net income per common share is based on weighted average number of shares outstanding which was, for the second quarter, 2,120,186 in 1994 and 2,053,267 in 1993 and, for the first six months, 2,117,273 in 1994 and 2,049,573 in 1993.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

A. FINANCIAL CONDITION

GENERAL

     The Company's total assets were $727,607 at June 30, 1994, compared to $722,465 at December 31, 1993, a $5,142 or 0.7% increase in the first half of 1994.

     Earning assets rose $13,014 or 1.9% to $688,839 at June 30, 1994 from $675,825 at December 31, 1993. Total loans increased $6,797 to $331,169 for the first six months of 1994 while the balance in the residential mortgage loans held for sale portfolio, which stood at $6,979 on December 31, 1993, was liquidated during the period. Overall loan demand has been weak and as a result, management has begun retaining residential mortgage loan originations which previously had been sold in the secondary market. lnterest-bearing deposits with banks decreased $11,893 to $183, as funds considered excess liquidity were reinvested in medium term securities at more attractive rates. The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, rose $23,585 during the period from $309,013 to $332,598. At December 31, 1993, the Bank evaluated its portfolio in accordance with Statement of Financial Accounting Standards (FASB) No. 115 and classified $234,961 of its investments as available-for-sale, $70,125 as held-to-maturity and $3,965 as other equity securities. In the second quarter, securities with a fair value of $56,455 were transferred from the available-for-sale category to the held-to-maturity category. In accordance with FASB 115, a total of $1,839 of unrealized loss on the securities transferred is being amortized over the remaining life of the securities. This unrealized loss is a component of stockholders' equity.

     Growth in total deposits for the six months ended June 30, 1994 amounted to $13,676, representing an increase of 2.2%, principally in core deposits (defined to include all deposits, except time deposits of $100,000 or more), to $635,732. Core deposits were 87.8% of earning assets at June 30, 1994. Short-term borrowings fell $3,413 or 12.5% during the first half as a $5,000 advance from the Federal Home Loan Bank of Atlanta matured while repurchase agreements associated with business accounts rose $1,823.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Company's liquidity position exceeds anticipated short and long term funding needs at June 30, 1994.

     Funds available at June 30, 1994 to meet loan demand and potential deposit outflows consisted primarily of cash and cash equivalents, interest-bearing deposits with banks, maturities of investments held-to-maturity due within one year and investments available-for-sale and totaled $266,692 or 36.7% of total assets.

     Core deposits rose by $13,286 during first half of 1994 while loans increased by $6,797.

     At June 30, 1994, the company had an essentially matched position of rate sensitive assets to liabilities, cumulative to one year, indicating the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT

     The Company recorded a total risk-based capital ratio of 18.34% at June 30, 1994 compared to 17.74% at December 31, 1993; a Tier 1 risk-based capital ratio of 17.09% compared to 16.48%; and a capital leverage ratio of 9.21% compared to 9.48%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity of $65,243 at June 30, 1994 was down from $66,391 at December 31, 1993. The 1.7% decline resulted from recording a $1,459 net unrealized loss on investments available-for-sale at June 30, 1994 compared to a $2,958 net unrealized gain at December 31, 1993. Internal capital generation provided $2,662 in additional equity during the first six months of 1994, occurring at an annualized rate of 8.3% versus 10.3% for the year ended December 31, 1993. External capital formation amounted to $606 for the six month period ended June 30, 1994, resulting from issuance of 8,141 shares under the dividend reinvestment plan, 4,950 shares through employee related programs and 3,356 shares through stock option exercises.

     First half demands were $1,101 or $O.52 per share in 1994 compared to $942 or $0.46 per share in 1993, for payout ratios of 29.26% and 23.49%, respectively.

B. RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1994 AND 1993

GENERAL

     Net income for the first six months of the year declined 6.2% or $247 in 1994, to $3,763 ($1.77 per share) from $4,010 ($1.96 per share) recorded in the first half of 1993. During the first quarter of 1994, the Company had a non-recurring expense, after tax, of approximately $178 ($0.08 per share) attributable to the accounting recognition of special early retirement benefits extended to certain long term employees.

     Net income equates to an annualized first half return an average assets of 1.07% in 1994 compared to 1.28% in 1993 and returns an average equity of 11.70% versus 14.38%


NET INTEREST INCOME

     First half net interest income was $12,988 in 1994, an increase of 8.1% over $12,018 in 1993, as a decline in net interest spread to 3.65% from 3.91% (down 26 basis points) was more than offset by a higher volume of earning assets.

     First half tax-equivalent interest income increased $1,198 or 5.5% in 1994, compared to 1993. Average earning assets rose 12.8% over the period while the average yield earned on those assets declined by 48 basis points.

     Comparing the first half of 1994 versus 1993, average loans grew 18.8% to $324,364 (48.4% of average earning assets) while experiencing a 63 basis point decline in average yield. Most of the increase in loans outstanding involved the commercial sector of the portfolio, reflecting in part the merger with First Montgomery Bank effective December 1, 1993. Average investments rose 14.9% to $326,010 (48.7% of average earning assets) and recorded a 73 basis point decrease in average yield.

     First half interest expense increased $243 or 2.8%, as a net result of 9.5% higher average interest-bearing liabilities and a 21 basis point decline in average rate paid.

     Declines in the net interest margin and spread were similar for the first six months of 1994 versus the comparable period of 1993, at 26 and 22 basis points, respectively.

CREDIT RISK MANAGEMENT

     The provision for credit losses for the first six months of 1994 was $160, significantly below the provision for the first six months of 1993 due to improved asset quality measures. Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, fell significantly to 0.85% at June 30, 1994 from 1.48% at December 31, 1993.

     Net charge-offs of $117 were recorded for the first six months of 1994. There were net recoveries of $171 a year earlier. At June 30, 1994, commercial construction and development credits, considered to be a higher risk category of loans, comprised only 2.5% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 33.6%.

     At June 30, 1994, the allowance for credit losses was 1.88% of total loans, virtually the same level reported at December 31, 1993. The allowance for credit losses covered nonperforming loans better than two and a half times at June 30, 1994, versus coverage of less than two times at December 31, 1993.

NON-INTEREST INCOME AND EXPENSES

     Non-interest income for the first six months of 1994 decreased slightly to $2,246 in 1994 from $2,260 in 1993, reflecting $315 less in gains on mortgage sales achieved in 1994 as rising interest rates adversely affected both loan production and the secondary market for residential mortgages. This development overshadowed growth in service charge income (up $180 or 19.1%) reflecting additional deposit accounts and a rise in commissions and fees from trust services, annuity sales and servicing of mortgages sold (aggregate increase of $117 or 30.6%).

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                     6 Months Ended         12 Months Ended
                                     June  30, 1994        December 31, 1993
- - -------------------------------------------------------------------------------
Balance, January 1                           $6,177              $3,816
Provision for credit losses                     160                 950
Allowance from merger transaction                --               1,158
Loan charge-offs:
  Real estate-mortgage                         (135)                  0
  Real estate construction                        0                   0
  Consumer                                      (10)               (104)
  Commercial                                    (70)                (29)
                                         -------------       -------------
     Total charge-offs                         (215)               (133)



Loan recoveries:
  Real estate-mortgage                           16                  54
  Real estate-construction                        0                   0
  Consumer                                       24                  79
  Commercial                                     58                 253
                                         -------------       -------------
     Total recoveries                            98                 386
                                         -------------       -------------
Net recoveries (charge-offs)                   (117)                253
                                         -------------       -------------
BALANCE, PERIOD END                          $6,220              $6,177
                                         -------------       -------------
                                         -------------       -------------
Net recoveries (charge-offs) to
  average loans (1994 annualized)            (0.07)%              0.09%

Allowance to total loans                      1.88%               1.90%


Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:


                                             June 30,          December 31,
                                               1994                1993
- - -------------------------------------------------------------------------------
Non-accrual loans                            $1,851              $2,933
Loans 90 days past due                          446                 517
                                         -------------       -------------
  Total Nonperforming Loans*                  2,297               3,450
Other real estate owned                         513               1,387
                                         -------------       -------------
  TOTAL NONPERFORMING ASSETS                 $2,810              $4,837
                                         -------------       -------------
                                         -------------       -------------

Nonperforming assets to total assets          0.39%               0.67%
- - -------------------------------------------------------------------------------

* There were no restructured loans at the end of either period. Those performing loans considered potential problem loans, as defined and identified by management, amounted to $13,632 at June 30, 1994, compared to $15,174 at December 31, 1993. Although these are loans where known information about the borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.


     Non-interest expenses for the first six months of 1994 increased $1,694 or 20.6% to $9,910 in 1994 from $8,216 in 1993. This increase was attributable primarily to staff increases, nonrecurring early retirement benefits (discussed above), and to costs associated with the First Montgomery Bank merger effective December 1, 1993. This year's higher operating expense levels, which are contributing to lower earnings, are seen as an essential requirement toward building a more solid base of operations necessary to better service a growing customer base.

     Average full-time-equivalent employees rose to 283 from 243 (up 16.5%), reflecting the staffing of three additional branches (two of which were from the merger with First Montgomery Bank completed in December 1993).

INCOME TAXES

     The effective tax rate for the first six months of 1994 was 27.1% compared to 26.6% in 1993.

C. RESULTS OF OPERATIONS - SECOND QUARTER 1994 AND 1993

     Second quarter earnings of $1,982 ($0.93 per share) in 1994 were slightly higher than the second quarter of 1993, $1,933 ($0.94 per share).

     Tax-equivalent net interest income rose 8.7% during the second quarter of 1994 compared to the same three month period of 1993 as a 12.0% increase in the earning asset base was partially offset by a 21 basis point decline in the interest rate spread.

     During the second quarter of 1994, the provision for credit losses was only $10, reflecting favorable asset quality, and there were net charge-offs of $146. By contrast, a $300 provision was believed necessary in second quarter 1993, when net recoveries of $192 were recorded.

     Non-interest income for the second quarter decreased 11.8% in 1994 compared to 1993 while non-interest expenses rose 14.1%, reflecting in both cases the same factors discussed above for year-to-date performance.

     The second quarter effective tax rate was 28.2% in 1994, slightly above 26.6% shown in 1993.

PART 11 - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 20, 1994, the Company held its Annual Meeting of Shareholders at which the election of three directors was considered and voted upon. Each of the nominees, Andrew N. Adams, Jr., Robert L. Mitchell, and Robert L. Orndorff, Jr., was elected to a three-year term.

     There were no abstentions or broker non-votes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)




By:/s/ Hunter R. Hollar
   -----------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer

 Date: August 11, 1994




By:/s/ Thomas O. Keech
   -----------------------------------------
   Thomas 0. Keech
   Vice President and Treasurer

 Date: August 11, 1994