Form 10-Q
period 1994-09-30
SANDY SPRING BANCORP INC
filed 1994-11-09
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -----------------------    ----------------------


Commission File Number: O-19065
                        -------


                           Sandy Spring Bancorp, Inc.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                               52-1532952
        ------------------------         ---------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland         20832             301-774-6400
- - -------------------------------------         ------            --------------
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

     The number of shares of common stock outstanding as of October 21, 1994 is 2,130,869 shares.

                              SANDY SPRING BANCORP

                                      INDEX

- - -------------------------------------------------------------------------------
PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at
     September 30, 1994 and December 31, 1993. . . . . . . . . . . . . . . . . 1

     Consolidated Statements of Income for the
     Periods Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . 2

     Consolidated Statements of Cash Flows for
     the Periods Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . 3

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 6

PART II - OTHER INFORMATION ......NONE

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                         Sept. 30,    December 31,
                                                                           1994          1993
- - --------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                                               $32,833        $29,595

   Interest-bearing deposits with banks                                      140         12,076

   Federal funds sold                                                      9,113         23,385

   Residential mortgage loans held for sale                                   --          6,979

   Investments available-for-sale (at fair value)                        159,056        234,964

   Investments held-to-maturity -- fair value of                         168,230         70,125
   $164,202 (1994) and $72,032 (1993)

   Other equity securities                                                 3,965          3,924


   Total Loans                                                           352,968        324,372

     Less: Allowance for credit losses                                    (6,378)        (6,177)
                                                                        --------       --------
        Loans, net                                                       346,590        318,195


   Premises and equipment, net                                            14,537         13,914

   Accrued interest receivable                                             5,353          4,631

   Other real estate owned                                                   282          1,387

   Other assets                                                            3,700          3,290
                                                                        --------       --------
      TOTAL ASSETS                                                      $743,799       $722,465
                                                                        --------       --------
                                                                        --------       --------


 LIABILITIES

   Noninterest-bearing deposits                                         $100,915       $ 99,899

   Interest-bearing deposits                                             535,001        522,157
                                                                        --------       --------
       Total deposits                                                    635,916        622,056

   Short-term borrowings                                                  38,944         27,307

   Long-term borrowings                                                    2,186          2,206

   Accrued interest, taxes and other liabilities                             384          4,505
                                                                        --------       --------

       TOTAL LIABILITIES                                                 677,430        656,074


 STOCKHOLDERS' EQUITY

   Common stock -- par value $1.00; shares authorized
      6,000,000;shares issued and outstanding 2,130,869 (1994)             2,131          2,110
      and 2,110,244 (1993)

   Surplus                                                                26,890         26,100

   Retained earnings                                                      39,522         35,223

   Net unrealized gain (loss) on investments available-for-sale           (2,174)         2,958
                                                                        --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                         66,369         66,391
                                                                        --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $743,799       $722,465
                                                                        --------       --------
                                                                        --------       --------

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                      --------------------         ----------------------
                                                       1994           1993           1994           1993
- - ---------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                          $6,967         $5,978        $19,811        $17,638
  Interest on loans held for sale                          -             63             57            205
  Interest on deposits with banks                          2             83             35            163
  Interest and dividends on securities:
  Taxable                                              3,745          3,090         10,479          9,558
  Nontaxable                                           1,001          1,081          3,082          3,177

Interest on federal funds sold                            90            141            364            505
                                                     -------        -------        -------        -------
      TOTAL INTEREST INCOME                           11,805         10,436         33,828         31,246

Interest Expense:
  Interest on deposits                                 4,515          4,249         13,124         12,748
  Interest on short-term borrowings                      249            129            604            373
  Interest on long-term borrowings                        36             68            107            117
                                                     -------        -------        -------        -------

      TOTAL INTEREST EXPENSE                           4,800          4,446         13,835         13,238
                                                     -------        -------        -------        -------

 NET INTEREST INCOME                                   7,005          5,990         19,993         18,008

 Provision for Credit Losses                              --            200            160            800
                                                     -------        -------        -------        -------

 NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES                                7,005          5,790         19,833         17,208

 Non-Interest Income:
  Securities gains                                         2            127             54            263
  Service charges on deposit accounts                    574            506          1,697          1,449
  Gains on mortgage sales                                 --            225            164            704
  Other income                                           410            362          1,317          1,064
                                                     -------        -------        -------        -------

      TOTAL NON-INTEREST INCOME                          986          1,220          3,232          3,480

 Non-Interest Expenses:
  Salaries and employee benefits                       2,669          2,266          8,287          6,613
  Occupancy expense of premises                          460            409          1,371          1,169
  Equipment expenses                                     364            323          1,081            906
  Other expenses                                       1,368          1,145          4,032          3,671
                                                     -------        -------        -------        -------

       TOTAL NON-INTEREST EXPENSES                     4,861          4,143         14,771         12,359
                                                     -------        -------        -------        -------

 Income Before Income Taxes                            3,130          2,867          8,294          8,329
 Income Tax Expense                                      919            771          2,320          2,223
                                                     -------        -------        -------        -------

 NET INCOME                                           $2,211         $2,096         $5,974         $6,106
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

 PER SHARE DATA:

 Net Income                                            $1.04          $1.02          $2.82          $2.98
 Dividends Declared                                     0.27           0.26           0.79           0.72

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                                                Nine Months Ended
                                                                                                   Sept. 30,
                                                                                               ------------------
                                                                                               1994          1993
- - -------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net Income                                                                                    $5,974         $6,106

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                1,038            772
  Provision for credit losses                                                                    160            800
  Deferred income taxes                                                                         (231)          (348)
  Origination of loans held for sale                                                          (8,508)       (29,293)
  Proceeds from sales of loans held for sale                                                  15,651         32,320
  Gains on sales of loans held for sale                                                         (164)          (704)
  Securities gains                                                                               (54)          (146)
  Net change in:
    Accrued interest receivable                                                                 (730)          (214)
    Accrued income taxes                                                                        (215)          (721)
    Other accrued expenses                                                                    (1,000)          (724)
  Other -- net                                                                                   189            221
                                                                                             -------        -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                12,110          8,069


Cash Flows from Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks                               11,936        (11,970)
Purchases of investment securities                                                                --        (55,219)
Purchases of investments held-to-maturity                                                    (56,191)            --
Origination of investments held for sale                                                          --        (15,928)
Purchases of investments available-for-sale                                                  (65,781)            --
Proceeds from sales of investments held for sale                                                  --          5,685
Proceeds from sales of investment available-for-sale                                          23,095             --
Proceeds from maturities and principal payments of investment securities                          --         59,837
Proceeds from maturities of investments held-to-maturity                                      11,286             --
Proceeds from maturities and principal payments of investments available-for-sale             56,539             --
Proceeds from sales of other real estate owned                                                 1,497            748
Net increase in loans receivable                                                             (28,919)       (18,677)
Expenditures for premises and equipment                                                       (1,619)        (1,517)
                                                                                             -------        -------

    NET CASH USED BY INVESTING ACTIVITIES                                                    (48,157)       (37,041)


Cash Flows from Financing Activities:
Net increase in demand and savings accounts                                                   14,237         18,516
Net decrease in time and other deposits                                                         (377)        (6,439)
Net increase in short-term borrowings                                                         12,036         14,362
Proceeds from long-term borrowings                                                                --          2,020
Retirement of long-term borrowings                                                               (19)           (18)
Proceeds from issuance of common stock                                                           811            653
Dividends paid                                                                                (1,675)        (1,477)
                                                                                             -------        -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 25,013         27,617
                                                                                             -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (11,034)        (1,355)

Cash and Cash Equivalents at Beginning of Period                                              52,980         44,628
                                                                                             -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                  $41,946        $43,273
                                                                                             -------        -------
                                                                                             -------        -------

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)


                                                             Nine Months Ended
                                                                 Sept. 30,
                                                            1994           1993
- - --------------------------------------------------------------------------------
Supplemental Disclosures
 Interest payments                                        $13,451        $13,701
 Income tax payments                                       $2,614         $3,280
Noncash Investing Activities
 Transfers from loans to other real estate owned             $323             $0
 Transfers from investments available-for-sale
   to investments held-to-maturity                        $54,664             --
 Unrealized loss on investments available-for-sale
   net of deferred tax effect of $(3,229)                 $(5,132)            --


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

NOTE 3 - NET INCOME PER COMMON SHARE
     Net income per common share is based on the weighted average number of shares outstanding which was, for the third quarter, 2,127,502 in 1994 and 2,057,480 in 1993 and, for the first nine months, 2,120,720 in 1994 and 2,052,237 in 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

A. FINANCIAL CONDITION
GENERAL
     The Company's total assets were $743,799 at September 30, 1994, compared to $722,465 at December 31, 1993, a $21,334 or 3.0% increase in the first nine months of 1994.

     Earning assets rose $17,647 or 2.6% to $693,472 at September 30, 1994 from $675,825 at December 31, 1993. Total loans increased $28,596 to $352,968 for the first nine months of 1994 while the balance in the residential mortgage loans held for sale portfolio, which stood at $6,979 on December 31, 1993, was liquidated during the period. In the second quarter, facing weak overall loan demand, management began retaining residential mortgage loan originations which previously had been sold in the secondary market. As 1994 has progressed, commercial loan demand has increased, principally in commercial real estate, reflecting entry into the markets opened up by the First Montgomery Bank merger in December 1993. Interest-bearing deposits with banks decreased $11,936 to $140, as funds considered excess liquidity earlier in 1994 were then reinvested in medium term securities at more attractive rates. The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, rose $22,238 during the period from $309,013 to $331,251. At December 31, 1993, the Bank evaluated its portfolio in accordance with Statement of Financial Accounting Standards (FASB) No. 115 and classified $234,964 of its investments as available-for-sale, $70,125 as held-to-maturity and $3,924 as other equity securities. In the second quarter, securities with a fair value of $54,664 were transferred from the available-for-sale category to the held-to-maturity category. In accordance with FASB 115, a total of $1,839 of unrealized loss on the securities transferred is being amortized over the remaining life of the securities. This unrealized loss is a component of stockholders' equity. Federal funds sold fell $14,272 to $9,113 with the funds used for liquidity purposes.

     Growth in total deposits for the nine months ended September 30, 1994 amounted to $13,860, representing an increase of 2.2%, principally in core deposits (defined to include all deposits, except time deposits of $100,000 or more), to $635,916. Core deposits were 87.3% of earning assets at September 30, 1994. Short-term borrowings rose $11,637 or 42.6% during the first nine months of 1994 as part of loan growth was funded by advances from the Federal Home Loan Bank of Atlanta while repurchase agreements associated with business accounts rose $4,244. Accrued interest, taxes and other liabilities decreased $4,121 to $384, primarily attributable to the deferred tax effects of unrealized gains and losses on investments available-for-sale from December 31, 1993 to September 30, 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY
     The Company's liquidity position, including borrowing capacity with the Federal Home Loan Bank of Atlanta, exceeds anticipated short and long term funding needs at September 30, 1994. Loan growth exceeded deposit growth during the first nine months of 1994, posting increases of $28,596 for loans versus $13,675 for core deposits, necessitating use of liquid assets and short-term borrowings from the Federal Home Loan Bank of Atlanta to fund loans, as discussed above. The Company is managing this situation by increasing deposit rates and is prepared to borrow more funds in the future if needed.

     Funds available at September 30, 1994 to meet loan demand and potential deposit outflows consisted primarily of cash and cash equivalents, interest-bearing deposits with banks, maturities of investments held-to-maturity due within one year and investments available-for-sale and totaled $256,925 or 34.5% of total assets. Excluding investments available-for-sale, which have experienced depreciation in value due to higher rates, funds available become $97,869 or 13.2% of total assets, a position that may portend further borrowing for liquidity in future periods.

     At September 30, 1994, the Company had a nearly matched position of rate sensitive assets to liabilities, cumulative to one year, indicating the assumption of relatively low interest rate risk. The Company's interest rate risk profile, measured on both a short and long-term basis, is being managed within parameters established by the Board of Directors.

CAPITAL MANAGEMENT
     The Company recorded a total risk-based capital ratio of 18.38% at September 30, 1994 compared to 17.74% at December 31, 1993; a Tier 1 risk-based capital ratio of 17.13% compared to 16.48%; and a capital leverage ratio of 9.33% compared to 9.48%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity of $66,369 at September 30, 1994 was down from $66,391 at December 31, 1993. The decline is attributable to a $5,132 swing from net unrealized gain to net unrealized loss on securities available -for-sale over the period, reflecting lower market valuations in a higher rate environment. Internal capital generation provided $4,299 in additional equity during the first nine months of 1994, occurring at an annualized rate of 8.8% versus 10.3% for the year ended December 31, 1993. External capital formation amounted to $811 for the nine month period ended September 30, 1994, resulting from issuance of 12,324 shares under the dividend reinvestment plan, 4,950 shares through employee related programs and 3,356 shares through stock option exercises.

     Dividends for the first three quarters of the year totaled $1,675 or $0.79 per share in 1994 compared to $1,477 or $0.72 per share in 1993, for dividend payout to net income ratios of 28.0% and 24.2%, respectively.

B. RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPT. 30, 1994 AND 1993
GENERAL
     Net income for the first nine months of the year declined 2.2% or $132 in 1994, to $5,974 ($2.82 per share) from $6,106 ($2.98 per share) recorded in the first nine months of 1993. During the first quarter of 1994, the Company had a non-recurring expense, after tax, of approximately $178 ($0.08 per share) attributable to the accounting recognition of special early retirement benefits extended to certain long term employees.

     Net income equates to an annualized return on average assets of 1.12% for the nine months ended September 30, 1994 versus 1.28% for the comparable period in 1993 and returns on average equity of 12.21% versus 14.24% for the respective periods.

NET INTEREST INCOME
     Net interest income was $19,993 for the nine months ended September 30, 1994, an increase of 11.0% over $18,008 for the same period in 1993, as a decline in net interest spread to 3.70% from 3.85% (down 15 basis points) was more than offset by a higher volume of earning assets.

     Tax-equivalent interest income for the first nine months of 1994 was $2,525 or 7.7% over that achieved in the comparable period of 1993. Average earning assets rose 12.5% in the year to year comparison while the average yield earned on those assets declined by 31 basis points.

     Comparing the first nine months of 1994 versus the same period of 1993, average loans grew 18.5% to $328,651 (48.7% of average earning assets) while experiencing a 45 basis point decline in average yield. Most of the increase in loans outstanding involved the commercial sector of the portfolio, reflecting in part the merger with First Montgomery Bank effective December 1, 1993. Average investments rose 21.3% to $330,868 (49.0% of average earning assets) and recorded a 63 basis point decrease in average yield.

     First nine months' interest expense increased $597 or 4.5%, as a net result of 9.6% higher average interest-bearing liabilities and a 16 basis point decline in average rate paid.

     Declines in the net interest margin and spread for the first nine months of 1994 versus the comparable period of 1993 were 11 and 15 basis points, respectively.

CREDIT RISK MANAGEMENT
     Provisions for credit losses are recorded when necessary to increase the allowance for credit losses to amounts deemed appropriate by management. The provision for credit losses for the first nine months of 1994 was $160, significantly below the provision for the first nine months of 1993 due to improved asset quality measures. Nonperforming loans to total loans dropped to 0.57% from 1.06% at December 31, 1993. Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, fell significantly to 0.65% at September 30, 1994 from 1.48% at December 31, 1993. At September 30, 1994, the allowance for credit losses was 1.81% of total loans, slightly below 1.90% reported at December 31, 1993. The allowance for credit losses covered total nonperforming loans by more than three times at September 30, 1994, versus coverage of less than two times at December 31, 1993.

     Net recoveries of $41 were recorded for the first nine months of 1994. There were net recoveries of $190 a year earlier. At September 30, 1994, commercial construction and development credits, considered to be a higher risk category of loans, comprised only 2.4% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 34.3%.

NON-INTEREST INCOME AND EXPENSES
     Non-interest income for the first nine months of 1994 decreased to $3,232 in 1994 from $3,480 in 1993, reflecting $540 less in gains on mortgage sales achieved in 1994 as rising interest rates adversely affected both loan production and the secondary market for residential mortgages. This development overshadowed growth in service charge income (up $248 or 17.1%) reflecting additional deposit accounts and a rise in commissions and fees from trust services, annuity sales and servicing of mortgages sold (aggregate increase of
$167 or 29.1%).   Securities gains were $54 and $263 for the first nine months of 1994 and 1993, respectively. Included in the 1993 gains was $117 which represented the reversal of a prior year valuation allowance.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                                           9 Months Ended      12 Months Ended
                                                           Sept. 30, 1994     December 31, 1993
- - -----------------------------------------------------------------------------------------------
Balance, January 1                                              $6,177              $3,816

Provision for credit losses                                        160                 950
Allowance from merger transaction                                   --               1,158

Loan charge-offs:
  Real estate-mortgage                                            (135)                  0
  Real estate-construction                                           0                   0
  Consumer                                                         (25)               (104)
  Commercial                                                       (70)                (29)
                                                           ---------------      ---------------
     Total charge-offs                                            (230)               (133)


Loan recoveries:

  Real estate-mortgage                                              16                  54
  Real estate-construction                                           0                   0
  Consumer                                                          32                  79
  Commercial                                                       223                 253
                                                           ---------------      ---------------

    Total recoveries                                               271                 386
                                                           ---------------      ---------------

Net recoveries                                                      41                 253
                                                           ---------------      ---------------

BALANCE, PERIOD END                                             $6,378              $6,177
                                                           ---------------      ---------------
                                                           ---------------      ---------------

Net recoveries (charge-offs) to average
   loans (1994 annualized)                                       0.02%               0.09%

Allowance to total loans                                         1.81%               1.90%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                            Sept. 30,           December 31,
                                                              1994                  1993
- - ----------------------------------------------------------------------------------------------------

 Non-accrual loans                                              $1,572              $2,933
 Loans 90 days past due                                            431                 517
                                                           ---------------      ---------------

   Total Nonperforming Loans*                                    2,003               3,450

Other real estate owned                                            282               1,387
                                                           ---------------      ---------------

   TOTAL NONPERFORMING ASSETS                                   $2,285              $4,837
                                                           ---------------      ---------------
                                                           ---------------      ---------------

Nonperforming assets to totalassets                              0.31%               0.67%

- - ------------------------------------------------------------------------------------------------

* There were no restructured loans at the end of either period. Those performing loans considered potential problem loans, as defined and identified by management, amounted to $14,014 at Sept. 30, 1994, compared to $15,174 at December 31, 1993. Although these are loans where known information about the borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

     Non-interest expenses for the first nine months of 1994 increased $2,412 or 19.5% to $14,771 in 1994 from $12,359 in 1993. This increase was attributable in large part to staff increases, nonrecurring early retirement benefits (discussed above), and to costs associated with the First Montgomery Bank merger effective December 1, 1993. This year's higher operating expense levels, which are contributing to lower earnings, are seen as an essential requirement toward building a more solid base of operations necessary to better service a growing customer base.

     Average full-time-equivalent employees rose to 286 from 247 (up 15.8%), reflecting the staffing of three additional branches (two of which were from the merger with First Montgomery Bank completed in December 1993).

INCOME TAXES
     The effective tax rate for the first nine months of 1994 was 28.0% compared to 26.7% in 1993, reflecting the 1994 decline in tax-exempt income.

C. RESULTS OF OPERATIONS - THIRD QUARTER 1994 AND 1993
     Third quarter earnings of $2,211 ($1.04 per share) in 1994 compare to $2,096 ($1.02 per share) in 1993, representing a 5.5% increase.

     Tax-equivalent net interest income rose 14.9% during the third quarter of 1994 compared to the same three month period of 1993 as a 12.2% increase in the earning asset base was accompanied by a slight 2 basis point decline in the interest rate spread.

     During the third quarter of 1994, no provision for credit losses was believed necessary, reflecting favorable asset quality and net recoveries of $158. By contrast, a $200 provision was made in the third quarter 1993, when net recoveries of $19 were recorded.

     Non-interest income for the third quarter decreased 19.2% in 1994 compared to 1993 while non-interest expenses rose 17.3%, for essentially the same reasons discussed above in the year-to-date comparison.

     The third quarter effective tax rate was 29.4% in 1994, versus 26.9% shown in 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)




By: /s/ Hunter R. Hollar
    ------------------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: November      , 1994




By: /s/ Thomas O. Keech
    ------------------------------------------------
    Thomas O. Keech
    Vice President and Treasurer


  Date: November      , 1994