Form 10-Q/A
period 1994-09-30
SANDY SPRING BANCORP INC
filed 1994-11-10
CIK 824410

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


Commission File Number: O-19065
                        -------


                           Sandy Spring Bancorp, Inc.
- - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                               52-1532952
        ------------------------         ---------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland         20832             301-774-6400
- - - -------------------------------------         ------            --------------
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

                              SANDY SPRING BANCORP

                                      INDEX

- - - -------------------------------------------------------------------------------
PAGE
PART I - FINANCIAL INFORMATION

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


  Date: November 10, 1994




By: /s/ Thomas O. Keech
    ------------------------------------------------
    Thomas O. Keech
    Vice President and Treasurer


  Date: November 10, 1994