Form 10-Q/A
SANDY SPRING BANCORP INC
filed 1995-01-11
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q/A

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


Commission File Number: O-19065
                        -------


                           Sandy Spring Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                               52-1532952
        ------------------------         ---------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland         20832             301-774-6400
-------------------------------------         ------            --------------
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


  Date: January 11, 1995




By: /s/ Thomas O. Keech
    ------------------------------------------------
    Thomas O. Keech
    Vice President and Treasurer


  Date: January 11, 1995