Form 10-K405
period 1994-12-31
SANDY SPRING BANCORP INC
filed 1995-03-23
CIK 824410

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1994

                         Commission File Number  0-19065
                                               ---------

                                 SANDY SPRING BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                        52-1532952
- -------------------------------                --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  or No.)

17801 Georgia Avenue, Olney, Maryland                              20832
- ---------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (301) 774-6400.

       Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The registrant's Common Stock is not regularly and actively traded in any established market. The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price ($49.00 per share) at which the stock was sold on March 6, 1995, was approximately $100,014,831. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 6, 1995, 2,149,163 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Parts I and II:     Portions of the Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 1995 (the "Proxy Statement").

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sandy Spring Bancorp, Inc. ("Bancorp") is a one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Bancorp commenced operations in 1988. The Bank traces its origin to 1868 and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 14 community offices located in Montgomery and Howard counties in Maryland. The Bank is subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's savings and deposit accounts are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.
Direct competition for savings deposits comes from savings institutions, other commercial banks and credit unions located in the Bank's primary market area of Montgomery and Howard Counties in Maryland. Additional significant competition for savings deposits comes from mutual funds and corporate and government debt securities. As an alternative to traditional deposit accounts, annuities are offered through Sandy Spring Insurance Corporation, a wholly owned subsidiary of the Bank. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate and other loans normally comes from thrift institutions, other commercial banks, mortgage bankers, mortgage brokers and insurance companies. Management believes the Bank is able to compete effectively in its primary market area.

     Bancorp's and the Bank's principal executive office is at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is (301) 774-6400.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

     The following is a brief summary of certain statutes, rules and regulations affecting Bancorp and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

     BANK HOLDING COMPANY REGULATION. Bancorp is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the FRB. As a bank holding company, Bancorp is required to furnish to the FRB annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. Bancorp is also subject to regular examination by the FRB.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     The Holding Company Act currently prohibits the FRB from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. Maryland law provides, subject to certain terms and conditions, that an out-of-state bank holding company located in one of 14 states or the District of Columbia may acquire a bank located in Maryland. The Riegle-Neal Act, however, generally permits the FRB, effective September 29, 1995, to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition."


     Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of Bancorp or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of Bancorp or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Bancorp or the Bank.

     The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of Bancorp or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of Bancorp are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     As a bank holding company, Bancorp is required to give the FRB notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancorp's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB.

     BANK REGULATION. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation or significant purchase or sale of assets.

     The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The OCC has adopted regulations regarding the capital adequacy of national banks, which require national banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

     The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the FRB and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Bancorp and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to Bancorp and as to any other affiliate to 10% of the Bank's capital and surplus and as to Bancorp and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     Under an OCC regulation that became effective March 19, 1993, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The

Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards:
(i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rates range from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup
C. The Bank is a well capitalized institution, and has been notified that its annual deposit insurance assessment rate for the first six months of 1995 is 0.23%.

     Supervision, regulation and examination of the Bank and Bancorp by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bank or Bancorp stock.

     REGULATORY CAPITAL REQUIREMENTS. The FRB and the OCC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the FRB and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the FRB and the OCC require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

     The federal bank regulatory agencies, including the OCC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank does not believe that adoption of the proposed rule would have a material adverse effect on the required levels of capital. The proposed interest rate risk component rule would not apply to bank holding companies on a consolidated basis.

     The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital
standards.   Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1994, the Bank was well-capitalized as defined by the OCC's regulations.

     For information regarding Bancorp's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital and Capital Ratios" in the Annual Report.

COMPETITION

     In order to compete effectively, the Bank relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     The Bank presently competes within its market area with numerous bank subsidiaries of larger bank holding companies, including the subsidiaries of regional bank holding companies with principal operations in states other than Maryland. It also competes with numerous independent banks, thrift institutions, credit unions, and various other nonbank financial companies.

     The banking business in Maryland generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by the Bank (but could be offered indirectly through correspondent institutions); and by virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of the Bank's total capital accounts), such banks have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with the Bank in the acquisition of deposits.

     In addition to competing with other commercial banks and thrift institutions, commercial banks such as the Bank compete with nonbank financial institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments, which are not subject to interest rate ceilings. Such money market funds have provided substantial competition to banks for deposits, and it is anticipated they may continue to do so in the future.

     The State of Maryland has enacted reciprocal interstate banking statutes that authorize banks and thrift institutions, and their holding companies, in Maryland to be acquired by regional banks and thrift institutions, or their holding companies, in designated states, and permits Maryland banks and thrift institutions, and their holding companies, to acquire banks and thrift institutions in designated states, if such jurisdictions have enacted reciprocal statutes. A majority of the jurisdictions designated in the interstate banking statutes have enacted legislation authorizing interstate transactions in one form or another. The effect of this legislation may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from the major regional bank holding companies that acquire institutions in Maryland, most of which are larger than the Bank.

     The Holding Company Act was recently amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which significantly eased applicable restrictions on interstate banking. The Riegle Neal Act permits the FRB, effective September 29, 1995, to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The effect of the Riegle-Neal Act may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from banking companies located anywhere in the country.

     The Riegle-Neal Act also authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of such Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The Maryland legislature is expected to consider interstate branching legislation during its 1995 session.

EMPLOYEES

     As of March 6, 1995, Bancorp and the Bank employed 314 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

     The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.

Name                          Age (1)        Principal Position(s)
- ----                          -------        ---------------------
Thomas O. Keech                  61          Vice President and Treasurer of
                                             Bancorp and Executive Vice
                                             President and Chief Financial
                                             Officer of the Bank

Stanley L. Merson                38          Senior Vice President of the Bank

James H. Langmead                45          Senior Vice President of the Bank

James R. Farmer                  43          Senior Vice President of the Bank

Frank H. Small                   48          Senior Vice President of the Bank
____________
(1)  At March 25, 1995


     The principal occupation(s) and business experience of each executive officer who is not a director for the last five years are set forth below.

     THOMAS O. KEECH is Vice President and the Treasurer of Bancorp and Executive Vice President and Chief Financial Officer of the Bank. He has been employed by the Bank since 1980. Mr. Keech is a Certified Public Accountant.

     STANLEY L. MERSON has been a Senior Vice President of the Bank since 1991 and was Vice President of the Commercial Loan Department prior to becoming Senior Vice President. Mr. Merson has been employed by the Bank since 1982.

     JAMES H. LANGMEAD became a Senior Vice President of the Bank on January 1, 1994. Prior to that, Mr. Langmead was Vice President and Controller of the Bank (March, 1992 through 1993) and Executive Vice President of the Bank of Baltimore (1987-1991).

     JAMES R. FARMER became a Senior Vice President of the Bank on January 1, 1994. Prior to that, Mr. Farmer was Vice President of the Bank. Mr. Farmer has been employed by the Bank since 1979.

     FRANK H. SMALL became a Senior Vice President of the Bank on January 1, 1994. Mr. Small was Vice President of the Bank (1990-1993) and prior to that, was Vice President in charge of branch operations at Equitable Bank, N.A.

TABULAR FINANCIAL INFORMATION

     RATE VOLUME TABLE. The following table sets forth information regarding the effect of volume and rate changes on net interest income (dollars in thousands and tax-equivalent basis).


                                                       1994 v. 1993                            1993 v. 1992
                                             -----------------------------------------------------------------------
                                                               Due to Change                        Due to Change
                                              Increase       in Average:(1)(2)      Increase      in Average: (1)(2)
                                                 or          -----------------        or          ------------------
                                             (Decrease)      Volume       Rate     (Decrease)     Volume        Rate
                                             ----------      ------       ----     ----------     ------        ----
Interest Income From
  Earnings Assets:
     Loans                                        $3,711      $4,425      $(714)      $(3,390)    $  (752)    $(2,638)
     Taxable securities                            1,544       2,406       (862)            5       1,625      (1,620)
     Nontaxable securities                          (313)        (36)      (277)          369         859        (490)
     Other investments                              (613)       (836)       223           329         417         (88)
                                                  ------                              -------
     TOTAL INTEREST INCOME                         4,329       5,231       (902)       (2,687)      3,200      (5,887)

Interest Expense on Funding
  Of Earnings Assets:
     Interest-bearing demand deposits                 14         184       (170)         (258)        195        (453)
     Regular savings deposits                      1,038       1,057        (19)         (145)        314        (459)
     Money market savings deposits                  (240)       (115)      (125)         (442)        561      (1,003)
     Time deposits                                    62          85        (23)       (2,943)     (1,107)     (1,836)
     Short-term and other borrowings                 617         435        182           316         332         (16)
                                                  ------
     TOTAL INTEREST EXPENSE                        1,491       1,715       (224)       (3,472)        759      (4,231)
                                                  ------      ------      ------      -------     -------     -------
         NET INTEREST INCOME                      $2,838      $3,516      $(678)      $   785     $ 2,441     $(1,656)
                                                  ------      ------      ------      -------     -------     -------
                                                  ------      ------      ------      -------     -------     -------

- ------------------------

(1)  Variances are computed on a line-by-line basis and are non-additive.
(2) Combined rate/volume variances, a third element of the calculation, are allocated to the volume and rate variances based on their relative size.


     LOAN MATURITY TABLE. The following table sets forth information regarding the loan maturities and interest rate sensitivity for the real estate-construction, commercial and tax exempt categories (dollars in thousands).


                                                      Years to Maturity
                                      ----------------------------------------------------
                                      1 or Less      Over 1 - 5       Over 5       Total
                                      ----------------------------------------------------
Real Estate Construction              $17,109        $ 5,500          $ 360        $22,969
Commercial                             25,777         17,381            402         43,560
Tax Exempt                                134            196            206            536
                                      -------        -------        -------        -------
    TOTAL                             $43,020        $23,077          $ 968        $67,065
                                      -------        -------        -------        -------
                                      -------        -------        -------        -------
Rate Terms:
  Fixed                               $22,823        $11,001          $ 438        $34,262
  Variable or adjustable               20,197         12,076            530         32,803
                                      -------        -------        -------        -------
    TOTAL                             $43,020        $23,077          $ 968        $67,065
                                      -------        -------        -------        -------
                                      -------        -------        -------        -------

     CREDIT LOSS ALLOWANCE TABLE. The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).

                                                                                December 31,
                                           -------------------------------------------------------------------------------------
                                               1994              1993              1992             1991               1990
                                           -------------    -------------     --------------    -------------     --------------
                                                    Loan              Loan              Loan              Loan              Loan
                                           Amount   Mix     Amount    Mix     Amount    Mix     Amount    Mix     Amount    Mix
                                           ------   ---     ------    ---     ------    ---     ------    ---     ------    ---
Amount applicable to:
Real estate--mortgage. . . . . . . . . .    $1,581   76%     $2,046    77%     $1,756    82%     $1,861    80%     $1,077    76%
Real estate--construction. . . . . . . .        41     6         34      4         78      4         72      5         89      7
Consumer   . . . . . . . . . . . . . . .       136     7        324      6        353      6        285      7        327      8
Commercial . . . . . . . . . . . . . . .       832    11      1,998     13         61      7        472      7        868      8
Tax exempt   . . . . . . . . . . . . . .        --    --         --     --         --      1         --      1         --      1
Unallocated. . . . . . . . . . . . . . .     3,518            1,775             1,568                --               207
                                            ------           ------            ------            ------            ------
   Total allowance for credit
     losses. . . . . . . . . . . . . . .    $6,108           $6,177            $3,816            $2,690            $2,568
                                            ------           ------            ------            ------            ------
                                            ------           ------            ------            ------            ------

     The tabular financial information set forth on pages 12 through 23 of the Annual Report is incorporated herein by reference.


ITEM 2.   DESCRIPTION OF PROPERTY

     The inside back cover page of the Annual Report (listing executive and community offices) is hereby incorporated by reference.

ITEM 3.   LEGAL PROCEEDINGS

     Note 18 on page 37 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1994, through solicitation of proxies or otherwise.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The section entitled "Recent Stock Prices and Dividends" on page 11 of the Annual Report is hereby incorporated by reference.

     For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 11 -- "Stockholders' Equity" on page 33 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The table entitled "Historical Trends in Financial Data 1990 - 1994" on page 13 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 12 through 23 of the Annual Report are hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 24 through 42 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions entitled "Election of Directors -- Information as to Nominees and Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 3 through 5 and pages 16 and 17 of the Proxy Statement and is hereby incorporated by reference.

     Information concerning the executive officers of Bancorp is included under the caption entitled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of Bancorp's directors and executive officers is included under the caption "Executive Compensation" on pages 6 through 13 of the Proxy Statement and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding beneficial ownership of Bancorp's common stock by certain beneficial owners and management of Bancorp is included under the caption "Stock Ownership of Management" on page 2 of the Proxy Statement and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management is included under the caption "Transactions and Relationships with Management" on page 16 of the Proxy Statement and is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Stockholders for the year ended December 31, 1994, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:

          Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 1993 and 1994

          Consolidated Statements of Income for the years ended December 31, 1992, 1993 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1992, 1993 and 1994

          Notes to the Consolidated Financial Statements

     All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.


     The following exhibits are filed as a part of this report:

Exhibit No.         Description                    Incorporated by Reference to:
- -----------
3(a)      Articles of Incorporation of Sandy           Exhibit 3.1 of Form 8-K
          Spring Bancorp, Inc.                         dated May 13, 1992, SEC
                                                       File No. 0-19065.

3(b)      Bylaws of Sandy Spring Bancorp, Inc.         Exhibit 3.2 of Form 8-K
                                                       dated May 13, 1992, SEC
                                                       File No. 0-19065.

10(a)     Sandy Spring Bancorp, Inc. Retirement        Exhibit 10(a) of Form
          Income Plan, as amended                      10-K for the year ended
                                                       December 31, 1989, SEC
                                                       File No. 0-19065, and
                                                       Exhibit 10(l) hereto

10(b)     Sandy Spring Bancorp, Inc., Cash             Exhibit 10(b) of Form
          and Deferred Profit Sharing Plan and         10-K for the year ended
          Trust, as amended                            December 31, 1989, SEC
                                                       File No. 0-19065, and
                                                       Exhibit 10(m) hereto

Exhibit No.         Description                    Incorporated by Reference to:
- -----------         -----------                    -----------------------------
10(c)     Sandy Spring Bancorp, Inc. 1982              Exhibit 10(c) of Form
          Incentive Stock Option Plan                  10-Q for the quarter
                                                       ended June 30, 1990, SEC
                                                       File No. 0-19065

10(d)     Lease dated December 11, 1986                Exhibit 10(d) of Form
          for Leisure World Plaza Branch               10-K for the year ended
          of Sandy Spring National Bank                December 31, 1988, SEC
          of Maryland                                  File No. 0-19065

10(e)     Employment Agreement with                    Exhibit 10(e) of Form
          Hunter R. Hollar                             10-K for the year ended
                                                       December 31, 1990, SEC
                                                       File No. 0-19065

10(f)     Form of 1992 Amendment to                    Exhibit 10(f) of Form
          Employment Agreement with                    10-K for the year ended
          Hunter R. Hollar                             December 31, 1991, SEC
                                                       File No. 0-19065

10(g)     Forms of Supplemental Executive Retirement   Exhibit 10(g) of Form
          Agreements with Willard H. Derrick,          10-K for the year ended
          Hunter R. Hollar, Thomas O. Keech and        December 31, 1991, SEC
          A. Hardy Pickett, with 1992 Amendments       File No. 0-19065

10(h)     Forms of Executive Severance Agreements      Exhibit 10(h) of Form
          with Willard H. Derrick, Thomas O. Keech     10-K for the year ended
          and A. Hardy Pickett, with 1992 Amendments   December 31, 1991, SEC
                                                       File No. 0-19065

10(i)     Sandy Spring Bancorp, Inc. 1992 Stock        Exhibit 10(i) of Form
          Option Plan                                  10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(j)     Sandy Spring National Bank of Maryland       Exhibit 10(g) of Form
          Executive Health Insurance Plan              10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(k)     Sandy Spring National Bank of Maryland       Exhibit 10(k) of Form
          Executive Health Expense Reimbursement Plan  10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(l)     First Amendment to Sandy Spring Bancorp,     Exhibit 10(l) of Form
          Inc. Retirement Income Plan                  Form 10-K for the year
                                                       ended December 31, 1993,
                                                       SEC File No. 0-19065

10(m)     First Amendment to Sandy Spring Bancorp      Exhibit 10(m) of Form
          Cash and Deferred Profit Sharing Plan        10-K for the year ended
          and Trust as Amended and Restated and        December 31, 1993, SEC
          Second Amendment to the Adoption Agreement   File No. 0-19065
          to Sandy Spring Bancorp Cash and Deferred
          Profit Sharing Plan and Trust


13        Sections of 1994 Annual Report to Shareholders

21        Subsidiaries

23        Consent of Independent Auditors

24        Power of Attorney

27        Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the three month period ended December 31, 1994.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SANDY SPRING BANCORP, INC.
(Registrant)



By:  /s/ Hunter R. Hollar
     -------------------------
     Hunter R. Hollar
     President and
     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 1995.

Principal Executive Officer and              Principal Financial and Accounting
Director:                                    Officer:


 /s/ Hunter R. Hollar                        /s/ Thomas O. Keech
- ------------------------------               -----------------------------------
Hunter R. Hollar                             Thomas O. Keech
President and Chief Executive Officer        Vice President and Treasurer

A majority of the directors of Bancorp executed a power of attorney appointing Marjorie S. Cook as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1994. This report has been signed below by such attorney-in-fact as of March 23, 1995.


                                        By:  /s/ Marjorie S. Cook
                                        ----------------------------------------
                                        Marjorie S. Cook
                                        Attorney-in-Fact for Majority of the
                                        Directors of Bancorp

                                INDEX TO EXHIBITS


Exhibit No.         Description                    Incorporated by Reference to:
- -----------
3(a)      Articles of Incorporation of Sandy           Exhibit 3.1 of Form 8-K
          Spring Bancorp, Inc.                         dated May 13, 1992, SEC
                                                       File No. 0-19065.

3(b)      Bylaws of Sandy Spring Bancorp, Inc.         Exhibit 3.2 of Form 8-K
                                                       dated May 13, 1992, SEC
                                                       File No. 0-19065.

10(a)     Sandy Spring Bancorp, Inc. Retirement        Exhibit 10(a) of Form
          Income Plan, as amended                      10-K for the year ended
                                                       December 31, 1989, SEC
                                                       File No. 0-19065, and
                                                       Exhibit 10(l) hereto

10(b)     Sandy Spring Bancorp, Inc., Cash             Exhibit 10(b) of Form
          and Deferred Profit Sharing Plan and         10-K for the year ended
          Trust, as amended                            December 31, 1989, SEC
                                                       File No. 0-19065, and
                                                       Exhibit 10(m) hereto

10(c)     Sandy Spring Bancorp, Inc. 1982              Exhibit 10(c) of Form
          Incentive Stock Option Plan                  10-Q for the quarter
                                                       ended June 30, 1990, SEC
                                                       File No. 0-19065

10(d)     Lease dated December 11, 1986                Exhibit 10(d) of Form
          for Leisure World Plaza Branch               10-K for the year ended
          of Sandy Spring National Bank                December 31, 1988, SEC
          of Maryland                                  File No. 0-19065

10(e)     Employment Agreement with                    Exhibit 10(e) of Form
          Hunter R. Hollar                             10-K for the year ended
                                                       December 31, 1990, SEC
                                                       File No. 0-19065

10(f)     Form of 1992 Amendment to                    Exhibit 10(f) of Form
          Employment Agreement with                    10-K for the year ended
          Hunter R. Hollar                             December 31, 1991, SEC
                                                       File No. 0-19065

10(g)     Forms of Supplemental Executive Retirement   Exhibit 10(g) of Form
          Agreements with Willard H. Derrick,          10-K for the year ended
          Hunter R. Hollar, Thomas O. Keech and        December 31, 1991, SEC
          A. Hardy Pickett, with 1992 Amendments       File No. 0-19065

10(h)     Forms of Executive Severance Agreements      Exhibit 10(h) of Form
          with Willard H. Derrick, Thomas O. Keech     10-K for the year ended
          and A. Hardy Pickett, with 1992 Amendments   December 31, 1991, SEC
                                                       File No. 0-19065

10(i)     Sandy Spring Bancorp, Inc. 1992 Stock        Exhibit 10(i) of Form
          Option Plan                                  10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(j)     Sandy Spring National Bank of Maryland       Exhibit 10(g) of Form
          Executive Health Insurance Plan              10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(k)     Sandy Spring National Bank of Maryland       Exhibit 10(k) of Form
          Executive Health Expense Reimbursement Plan  10-K for the year ended
                                                       December 31, 1991, SEC
                                                       File No. 0-19065

10(l)     First Amendment to Sandy Spring Bancorp,     Exhibit 10(l) of Form
          Inc. Retirement Income Plan                  Form 10-K for the year
                                                       ended December 31, 1993,
                                                       SEC File No. 0-19065

10(m)     First Amendment to Sandy Spring Bancorp      Exhibit 10(m) of Form
          Cash and Deferred Profit Sharing Plan        10-K for the year ended
          and Trust as Amended and Restated and        December 31, 1993, SEC
          Second Amendment to the Adoption Agreement   File No. 0-19065
          to Sandy Spring Bancorp Cash and Deferred
          Profit Sharing Plan and Trust

13        Sections of 1994 Annual Report to Shareholders

21        Subsidiaries

23        Consent of Independent Auditors

24        Power of Attorney

27        Financial Data Schedule