Form 10-Q
period 1995-03-31
SANDY SPRING BANCORP INC
filed 1995-05-10
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission File Number: O-19065
                        -------


                           Sandy Spring Bancorp, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-1532952
    --------------------               ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland        20832           301-774-6400
- -------------------------------------        -----           ------------
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

     The number of shares of common stock outstanding as of April 20, 1995 is 4,298,326 shares, reflecting a 2 for 1 stock split distributed to shareholders of record at the close of business on April 12, 1995.

                              SANDY SPRING BANCORP

                                      INDEX


                                                                            Page
- --------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at
     March 31, 1995 and December 31, 1994. . . . . . . . . . . . . . . . . . . 1

     Consolidated Statements of Income for
     the Three Month Periods Ended March 31, 1995 and 1994 . . . . . . . . . . 2

     Consolidated Statements of Cash Flows for
     the Three Month Periods Ended March 31, 1995 and 1994 . . . . . . . . . . 3

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . 5

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                               March 31,         December 31,
                                                  1995               1994
- --------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                         $29,354             $32,549
  Interest-bearing deposits with banks                271                 211
  Federal funds sold                               14,347               5,375
  Investments available-for-sale (at market)      124,824             127,772
  Investments held-to-maturity -- market
    value of $164,465 (1995) and
    $164,103 (1994)                               168,327             172,266
  Other equity securities                           3,966               3,966

  Total Loans                                     415,255             401,524
    Less: Allowance for credit losses              (6,119)             (6,108)
                                            --------------      --------------
       Loans, net                                 409,136             395,416

  Premises and equipment                           14,074              14,230
  Accrued interest receivable                       5,506               5,726
  Other real estate owned                             282                 277
  Other assets                                      6,209               6,347
                                            --------------      --------------
     TOTAL ASSETS                                $776,296            $764,135
                                            --------------      --------------
                                            --------------      --------------

LIABILITIES
  Noninterest-bearing deposits                   $ 90,385            $104,663
  Interest-bearing deposits                       558,712             540,956
                                            --------------      --------------
      Total deposits                              649,097             645,619
  Short-term borrowings                            50,535              45,243
  Long-term borrowings                              3,173               3,180
  Accrued interest and other liabilities            3,282               3,137
                                            --------------      --------------
      TOTAL LIABILITIES                           706,087             697,179

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares
     authorized 6,000,000; shares issued
     and outstanding 4,298,326 (1995)
     and 2,140,149 (1994)                           4,298               2,140
  Surplus                                          25,416              27,133
  Retained earnings                                42,430              40,970
  Net unrealized loss on investments
     available-for-sale                            (1,935)             (3,287)
                                            --------------      --------------
      TOTAL STOCKHOLDERS' EQUITY                   70,209              66,956
                                            --------------      --------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                 $776,296            $764,135
                                            --------------      --------------
                                            --------------      --------------

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    1995                1994
- --------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                           $8,756             $6,354
 Interest on loans held for sale                          --                 42
 Interest on deposits with banks                          --                 29
 Interest and dividends on securities:
   Taxable                                             3,396              3,182
   Nontaxable                                            902              1,045
Interest on federal funds sold                            89                148
                                               --------------     --------------
     TOTAL INTEREST INCOME                            13,143             10,800
Interest expense:
 Interest on deposits                                  5,250              4,248
 Interest on short-term borrowings                       787                174
 Interest on long-term borrowings                         55                 35
                                               --------------     --------------
      TOTAL INTEREST EXPENSE                           6,092              4,457
                                               --------------     --------------
NET INTEREST INCOME                                    7,051              6,343
Provision for Credit Losses                               --                150
                                               --------------     --------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                    7,051              6,193
Non-Interest Income:
 Securities gains (losses)                                (6)                35
 Service charges on deposit accounts                     579                544
 Gains on mortgage sales                                  --                155
 Other income                                            459                450
                                               --------------     --------------
      TOTAL NON-INTEREST INCOME                        1,032              1,184
Non-Interest Expenses:
 Salaries and employee benefits                        2,692              2,894
 Occupancy expense of premises                           459                448
 Equipment expenses                                      438                355
 Other expenses                                        1,502              1,275
                                               --------------     --------------
      TOTAL NON-INTEREST EXPENSES                      5,091              4,972
                                               --------------     --------------
Income Before Income Taxes                             2,992              2,405
Income Tax Expense                                       889                624
                                               --------------     --------------
NET INCOME                                            $2,103             $1,781
                                               --------------     --------------
                                               --------------     --------------

PER SHARE DATA:
Net Income                                             $0.49               $0.42
Dividends Declared                                      0.15                0.13

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                    1995               1994
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                          $2,103              $1,781
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                        391                 305
   Provision for credit losses                           --                 150
   Deferred income taxes                                 46                (125)
   Origination of loans held for sale                   (55)             (6,552)
   Proceeds from sales of loans held for sale            55              11,236
   Gains on sales of loans held for sale                 --                (155)
   Securities losses (gains)                              6                 (35)
   Net change in:
     Accrued interest receivable                        220                (663)
     Accrued income taxes                               844                 624
     Other accrued expenses                            (556)               (703)
   Other -- net                                        (838)               (305)
                                                ------------        ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       2,216               5,558
Cash Flows from Investing Activities:
 Net (increase) decrease in interest-bearing
  deposits with banks                                   (60)             11,893
 Purchases of investments held-to-maturity               --             (30,206)
 Purchases of investments available-for-sale         (1,450)            (42,915)
 Proceeds from sales of investments available-
  for-sale                                              994               8,991
 Proceeds from maturities and principal
  payments of investments held-to-maturity            4,065               5,869
 Proceeds from maturities and principal
  payments of investments available-
  for-sale                                            5,392              27,215
 Proceeds from sales of other real estate owned           8               1,132
 Net (increase) decrease in loans receivable        (13,731)              1,434
 Expenditures for premises and equipment               (219)               (349)
                                                ------------        ------------
     NET CASH USED BY INVESTING ACTIVITIES           (5,001)            (16,936)
Cash Flows from Financing Activities:
 Net increase (decrease) in demand and
  savings accounts                                  (35,584)              7,451
 Net increase (decrease) in time and
  other deposits                                     39,062                (489)
 Net increase (decrease) in short-term
  borrowings                                          5,292              (6,809)
 Retirement of long-term borrowings                      (7)                 (6)
 Proceeds from issuance of common stock                 441                 415
 Dividends paid                                        (643)               (550)
                                                ------------        ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        8,561                  12
                                                ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          5,777             (11,366)
Cash and Cash Equivalents at Beginning of
 Quarter                                             37,924              52,980
                                                ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*        $43,701             $41,614
                                                ------------        ------------
                                                ------------        ------------
Supplemental Disclosures:
 Interest payments                                   $5,331              $4,635
 Income tax payments                                    $--                 $--
Noncash Investing Activities:
 Transfers from loans to other real estate owned        $--                $155
 Unrealized loss on investments available-for-sale
   net of deferred tax effect of $851 in 1995
   $(1,474) in 1994                                  $1,352             $(2,342)

*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
     The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1994 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1995.

     The accounting and reporting policies of Sandy Spring Bancorp conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.


NOTE 2 - PER SHARE DATA
     Net income per common share is based on weighted average number of shares outstanding of 4,285,918 in 1995 and 4,228,656 in 1994. All per share data have been adjusted to give retroactive effect to a 2 for 1 stock split in the form of a stock dividend declared by the Board of Directors on March 29, 1995, payable to shareholders of record at the close of business on April 12, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

     In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on March 29, 1995 (see Note 2).

A. FINANCIAL CONDITION
     The Company's total assets were $776,296 at March 31, 1995, compared to $764,135 at December 31, 1994, increasing $12,161 or 1.6% during the first quarter of 1995. Earning assets increased $15,876 or 2.2% to $726,990 from $711,114.

     Total loans rose 3.4% or $13,731 during the first quarter of 1995. Of the major loan categories, real estate mortgages grew $8,750 or 2.9%, construction loans increased $3,672 or 16.0% and commercial loans were up $3,014 or 6.9% while consumer loans declined $1,697 or 6.0%. The Company introduced its own credit card in the first quarter of 1995.

     The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, declined $6,887 or 2.3% during the three month period ended March 31, 1995. Federal funds sold, the other category of earning assets carrying a significant balance, was up $8,972 over the same period.

     Total deposits were $649,097 at March 31, 1995, increasing $3,478 or 0.5% from $645,619 at December 31, 1994. All deposit categories declined except for certificates of deposit, which rose $39,062 or 21.3%, reflecting an aggressive campaign by the Company to increase these deposits. In funding new loans, deposit growth was supplemented by higher short-term borrowings, which increased $5,292 or 11.7% primarily through short-term credit extended by the Federal Home Loan Bank of Atlanta.

LIQUIDITY AND INTEREST RATIO SENSITIVITY
     The Company's liquidity position, considering both internal and external sources available, exceeds anticipated short and long term funding needs at March 31, 1995.

     In assessing the Bank's internal liquidity, management considers the seasonality of deposit flows, investment, loan and deposit maturities, expected fundings and the market values of available for sale investments.

     Core deposits (total deposits less CD's of $100,000 or more) declined by $3,482 during first quarter 1994, while loans increased $13,731. The core deposit decline reflected seasonal changes in non-interest bearing deposits, although there was strong growth in core and other interest-bearing deposits during the quarter.

     At March 31, 1994, the Bank had an asset sensitive position cumulative to one year of $11,872 or 1.5% of total assets, indicating the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT
     The Company recorded a total risk-based capital ratio of 17.61% at March 31, 1995 compared to 17.52% at December 31, 1994; a Tier 1 risk-based capital ratio of 16.36% compared to 16.27%; and a capital leverage ratio of 9.44% compared to 9.45%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity totaled $70,209 (including a net unrealized loss of $1,935 on investments available-for-sale) at March 31, 1995, an increase of 4.9% from $66,956 (including a net unrealized loss of $3,287) at December 31, 1994. Internal capital generation (net income less dividends) provided $1,460 in additional equity during the first three months of 1995, representing an annualized rate of 8.5% versus 8.7% for the year ended December 31, 1994. External capital formation amounted to $441 for the quarter ended March 31, 1995, resulting from issuance of 4,719 shares under the Company's dividend reinvestment plan and 4,296 shares through employee related programs.

     First quarter dividends were $643 or $0.15 per share in 1995 compared to $550 or $0.13 per share in 1994, for payout ratios of 30.58% and 30.88%, respectively.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 AND 1994
     Net income for the first three months of the year rose 18.1% or $322 in 1995, to $2,103 ($0.49 per share) from year earlier $1,781 ($0.42 per share). First quarter results in 1994 included a non-recurring expense, after tax, of approximately $178 ($0.04 per share) attributable to the accounting recognition of special early retirement benefits extended to certain long term employees.

     Net income equates to an annualized first quarter return on average assets of 1.12% in 1995 compared to 1.03% in 1994 and returns on average equity of 12.21% and 11.22%, respectively.

NET INTEREST INCOME
     First quarter net interest income was $7,051 in 1995, an increase of 11.2% over $6,343 in 1994, as a 6 basis point decline in net interest spread to 3.52% from 3.66% was more than offset by a higher volume of earning assets.

     First quarter tax-equivalent interest income increased $2,272 or 20.1% in 1995, compared to 1994. Average earning assets rose 8.0% over the period while the average yield earned on those assets increased by 77 basis points. Comparing the first quarter of 1995 versus 1994, average loans grew 26.1% to $407,969 (56.9% of average earning assets) while experiencing a 73 basis point increase in average yield. Most of the increase in loans outstanding involved the real estate-mortgage sector of the portfolio. Average total securities decreased 3.8% to $303,309 (42.3% of average earning assets) and recorded a 24 basis point increase in average yield.

     First quarter interest expense increased $1,635 or 36.7%, as a net result of 8.7% higher average interest-bearing liabilities and an 83 basis point increase in average rate paid.

     While the net interest spread declined slightly from the first quarter of 1994 to the first quarter of 1995, the net interest margin remained essentially unchanged.

CREDIT RISK MANAGEMENT
     There was no first quarter provision for credit losses in 1995 compared to $150 in 1994. Net recoveries of $11 were recorded for the three month period in 1995 versus net recoveries of $29 a year earlier. At March 31, 1995, commercial construction and development credits, considered to be a higher risk category of loans, comprised 3.0% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 37.6%.

     Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, were 0.39% at March 31, 1995 versus 0.46% at December 31, 1994.

     At March 31, 1995, the allowance for credit losses was 1.47% of total loans versus 1.52% at December 31, 1994. The allowance for credit losses covered nonperforming loans approximately four and one-half times at March 31, 1995.
The allowance for credit losses was nearly four times greater than nonperforming loans at December 31, 1994.

NON-INTEREST INCOME AND EXPENSES
     First quarter non-interest income decreased $152 or 12.8% to $1,032 in 1995 from $1,184 in 1994. The primary reason for the decline in total non-interest income was a $155 decrease in gains on residential mortgage loan sales between the periods. The Company is taking steps aimed at increasing loan originations and sales in order to generate additional income in this category in future periods.

     Securities losses of $6 were recorded during the first quarter of 1995 compared to gains of $35 during the comparable period of 1994.

     Service charge and other non-interest income showed modest increases during the first quarter of 1995 over the same period in 1994.

     First quarter non-interest expenses increased $119 or 2.4% to $5,091 in 1995 from $4,972 in 1994. The rate of increase was moderated due to a non-recurring expense in the first quarter of 1994 attributable to early retirement benefits previously mentioned.

     The ratio of net income to average full-time-equivalent (FTE) employees was $7 for the three month period ended March 31, 1995 compared to $6 during the first three months of 1994 as the number of average FTE employees rose to 290 from 277.

INCOME TAXES
     The first quarter effective tax rate was 29.7% in 1995 compared to 25.9% in 1994 reflecting a lower amount of tax exempt income to income before income taxes in 1995 than for 1994.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                             3 Months Ended      12 Months Ended
                                             March 31, 1995    December 31, 1994
- --------------------------------------------------------------------------------
Balance, January 1                                $6,108              $6,177
Provision for credit losses                           --                 160
Loan charge-offs:
  Real estate-mortgage                                --                (135)
  Real estate-construction                            --                  --
  Consumer                                           (92)                (32)
  Commercial                                          (3)               (342)
                                            --------------       --------------
    Total charge-offs                                (95)               (509)

Loan recoveries:
  Real estate-mortgage                                97                  16
  Real estate-construction                            --                  --
  Consumer                                             5                  40
  Commercial                                           4                 224
                                            --------------       --------------
    Total recoveries                                 106                 280
                                            --------------       --------------
Net recoveries (charge-offs)                          11                (229)
                                            --------------       --------------
BALANCE, PERIOD END                               $6,119              $6,108
                                            --------------       --------------
                                            --------------       --------------
Net recoveries (charge-offs) to average loans
  (annual basis)                                 0.00%               (0.07)%
Allowance to total loans                         1.47%                 1.52%
Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:
                                               March 31,           December 31,
                                                 1995                  1994
- --------------------------------------------------------------------------------
Non-accrual loans                                  $758               $   866
Loans 90 days past due                              563                   671
Restructured loans                                   42                    44
                                            --------------       --------------
  Total Nonperforming Loans*                      1,363                 1,581
Other real estate owned                             272                   277
                                            --------------       --------------
  TOTAL NONPERFORMING ASSETS                     $1,635                $1,858
                                            --------------       --------------
                                            --------------       --------------

Nonperforming assets to total assets             0.21%                  0.24%

- --------------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to $13,585 at March 31, 1995, compared to $13,949 at December 31, 1994. Although these are loans where known information about the borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ Hunter R. Hollar
    -------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 3, 1995





By: /s/ James H. Langmead
   --------------------------------
   James H. Langmead
   Vice President and Treasurer


  Date: May 3, 1995