Form 10-Q
period 1995-06-30
SANDY SPRING BANCORP INC
filed 1995-08-14
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission File Number: O-19065
                        -------


                        Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
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

    The number of shares of common stock outstanding as of July 21, 1995 is 4,307,419 shares.

                             SANDY SPRING BANCORP

                                     INDEX

                                                                PAGE
--------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at
     June 30, 1995 and December 31, 1994......................    1

     Consolidated Statements of Income for the Six Month
     Period Ended June 30, 1995 and 1994......................    2

     Consolidated Statements of Cash Flows for
     the Six Month Period Ended June 30, 1995 and 1994........    3

     Notes to Consolidated Financial Statements...............    5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........    6

PART II - OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO
         A VOTE OF SECURITY HOLDERS...........................   11

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................   11

 SIGNATURES...................................................   12

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                       June 30,   December 31,
                                                                         1995         1994
----------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                              $ 30,029       $ 32,549
  Interest-bearing deposits with banks                                      714            211
  Federal funds sold                                                     16,774          5,375
  Residential mortgage loans held for sale                                  610             --
  Investments available-for-sale (at fair value)                        118,743        127,772
  Investments held-to-maturity -- fair value of $167,158 (1995) and
    $164,103 (1994)                                                     167,254        172,266
  Other equity securities                                                 3,965          3,966

  Total Loans                                                           424,498        401,524
    Less: Allowance for credit losses                                    (5,982)        (6,108)
                                                                       --------       --------
       Loans, net                                                       418,516        395,416

  Premises and equipment                                                 14,283         14,230
  Accrued interest receivable                                             5,594          5,726
  Other real estate owned                                                    57            277
  Other assets                                                            5,223          6,347
                                                                       --------       --------
     TOTAL ASSETS                                                      $781,762       $764,135
                                                                       ========       ========

LIABILITIES
  Noninterest-bearing deposits                                         $100,547       $104,663
  Interest-bearing deposits                                             569,734        540,956
                                                                       --------       --------
      Total deposits                                                    670,281        645,619
  Short-term borrowings                                                  32,715         45,243
  Long-term borrowings                                                    3,166          3,180
  Accrued interest and other liabilities                                  2,271          3,137
                                                                       --------       --------
      TOTAL LIABILITIES                                                 708,433        697,179

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 6,000,000;
     shares issued and outstanding 4,307,419 (1995)
     and 2,140,149 (1994)                                                 4,307          2,140
  Surplus                                                                25,639         27,133
  Retained earnings                                                      43,994         40,970
  Net unrealized loss on investments available-for-sale                    (611)        (3,287)
                                                                       --------       --------
      TOTAL STOCKHOLDERS' EQUITY                                         73,329         66,956
                                                                       --------       --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $781,762       $764,135
                                                                       ========       ========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                            Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                          --------------------       --------------------
                                            1995        1994           1995       1994
-----------------------------------------------------------------------------------------

Interest income:
 Interest and fees on loans               $ 9,326     $ 6,490        $18,082     $12,844
 Interest on loans held for sale                5          15              5          57
 Interest on deposits with banks                5           4              5          33
 Interest and dividends on securities:
   Taxable                                  3,322       3,552          6,718       6,734
   Nontaxable                                 857       1,036          1,759       2,081
Interest on federal funds sold                215         126            304         274
                                          -------     -------         ------     -------
     TOTAL INTEREST INCOME                 13,730      11,223         26,873      22,023
Interest expense:
 Interest on deposits                       5,958       4,361         11,208       8,609
 Interest on short-term borrowings            504         181          1,291         355
 Interest on long-term borrowings              55          36            110          71
                                          -------     -------         ------     -------
     TOTAL INTEREST EXPENSE                 6,517       4,578         12,609       9,035
                                          -------     -------         ------     -------
NET INTEREST INCOME                         7,213       6,645         14,264      12,988
Provision for Credit Losses                    --          10             --         160
                                          -------     -------         ------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         7,213       6,635         14,264      12,828
Non-Interest Income:
 Securities gains (losses)                      1          17             (5)         52
 Service charges on deposit accounts          633         579          1,212       1,123
 Gains on mortgage sales                       27           9             27         164
 Other income                                 512         457            971         907
                                          -------     -------         ------     -------
     TOTAL NON-INTEREST INCOME              1,173       1,062          2,205       2,246
Non-Interest Expenses:
 Salaries and employee benefits             2,808       2,724          5,500       5,618
 Occupancy expense of premises                480         463            939         911
 Equipment expenses                           454         362            892         717
 Other expenses                             1,431       1,389          2,933       2,664
                                          -------     -------         ------     -------
     TOTAL NON-INTEREST EXPENSES            5,173       4,938         10,264       9,910
                                          -------     -------         ------     -------
Income Before Income Taxes                  3,213       2,759          6,205       5,164
Income Tax Expense                          1,005         777          1,894       1,401
                                          -------     -------         ------     -------
NET INCOME                                $ 2,208     $ 1,982        $ 4,311     $ 3,763
                                          =======     =======        =======     =======

PER SHARE DATA:
Net Income                                  $0.51       $0.47          $1.00       $0.89
Dividends Declared                           0.15        0.13           0.30        0.26

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     ------------------
                                                                                     1995         1994
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                           $  4,311   $  3,763
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                            757        676
 Provision for credit losses                                                               --        160
 Deferred income taxes                                                                     67       (109)
 Origination of loans held for sale                                                    (2,870)    (8,508)
 Proceeds from sales of loans held for sale                                             2,287     15,651
 Gains on sales of loans held for sale                                                    (27)      (164)
 Securities gains (losses)                                                                  5        (52)
 Net change in:
  Accrued interest receivable                                                             132       (649)
  Accrued income taxes                                                                     49       (106)
  Other accrued expenses                                                                 (771)      (951)
 Other -- net                                                                            (795)       332
                                                                                     --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            3,145     10,043

Cash Flows from Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks                          (503)    11,893
Purchases of investments held-to-maturity                                              (6,407)   (43,603)
Purchases of investments available-for-sale                                            (4,444)   (57,817)
Proceeds from sales of investment available-for-sale                                      994     15,096
Proceeds from maturities and principal payments of investment held-to-maturity         11,668      8,269
Proceeds from maturities and principal payments of investments available-for-sale      16,451     46,941
Proceeds from sales of other real estate owned                                            220      1,246
Net increase in loans receivable                                                      (22,974)    (7,120)
Expenditures for premises and equipment                                                  (776)    (1,376)
                                                                                     --------   --------
  NET CASH USED BY INVESTING ACTIVITIES                                                (5,771)   (26,471)

Cash Flows from Financing Activities:
Net increase (decrease) in demand and savings accounts                                (36,797)    15,473
Net increase (decrease) in time and other deposits                                     61,459     (1,797)
Net increase (decrease) in short-term borrowings                                      (12,528)    (3,413)
Retirement of long-term borrowings                                                        (14)       (13)
Proceeds from issuance of common stock                                                    673        606
Dividends paid                                                                         (1,288)    (1,101)
                                                                                     --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                            11,505      9,755
                                                                                     --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    8,879     (6,673)
Cash and Cash Equivalents at Beginning of Period                                       37,924     52,980
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                          $ 46,803   $ 46,307
                                                                                     ========   ========

                                       3

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                        ------------------
                                                                         1995       1994
------------------------------------------------------------------------------------------
Supplemental Disclosures
 Interest payments                                                      $11,299    $ 8,637
 Income tax payments                                                    $ 1,778    $ 1,632
Noncash Investing Activities
 Transfers from loans to other real estate owned                        $    --    $   323
 Transfers from investments available-for-sale
   to investments held-to-maturity                                      $    --    $56,455
 Unrealized gain (loss) on investments available-for-sale
   net of deferred tax effect of $1,684 in 1995 and $(2,779) in 1994    $ 2,676    $(4,417)

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


NOTE 2 - PER SHARE DATA

    Net income per common share is based on weighted average number of shares outstanding which was, for the second quarter, 4,300,125 in 1995 and 4,240,372 in 1994 and, for the first six months, 4,293,060 in 1995 and 4,234,546 in 1994.
All per share data have been adjusted to give retroactive effect to a 2 for 1 stock split in the form of a stock dividend declared by the Board of Directors on March 29, 1995, payable to shareholders of record at the close to business on April 12, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

    In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on March 29, 1995 (see Note 2).

A. FINANCIAL CONDITION
GENERAL
    The Company's total assets were $781,762 at June 30, 1995, compared to $764,135 at December 31, 1994, a $17,627 or 2.3% increase in the first half of 1995. Earning assets increased $21,444 or 3.0% to $732,558 from $711,114.

    Total loans rose 5.7% or $22,974 during the first six months of 1995. Of the major loan categories, real estate mortgages grew $13,489 or 4.4%, construction loans increased $7,299 or 31.8% and commercial loans were up $6,815 or 15.6% while consumer loans declined $4,607 or 16.3%. The Company introduced its own credit card in the first quarter of 1995.

    The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, declined $14,042 or 4.6% during the six month period ended June 30, 1995. Federal funds sold increased $11,399 over the same period.

    Total deposits were $670,281 at June 30, 1995, increasing $24,662 or 3.8% from $645,619 at December 31, 1994. All deposit categories declined except for certificates of deposit, which rose $61,459 or 33.5%, reflecting in part an aggressive campaign by the Company to increase these deposits. Over the same period, short-term borrowings declined $12,528 or 27.7%.

LIQUIDITY AND INTEREST RATE SENSITIVITY
    The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at June 30, 1995.

    In assessing the Bank's internal liquidity, management considers the seasonality of deposit flows, investment, loan and deposit maturities, expected fundings and the market values of available for sale investments.

    Core deposits (total deposits less CD's of $100,000 or more) rose by $15,805 during the first half of 1995, while loans increased $22,974.

    At June 30, 1995, the Bank had an asset sensitive position cumulative to one year of $48,163 or 6.2% of total assets, indicating the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT
    The Company recorded a total risk-based capital ratio of 17.78% at June 30, 1995 compared to 17.52% at December 31, 1994; a Tier 1 risk-based capital ratio of 16.53% compared to 16.27%; and a capital leverage ratio of 9.60% compared to 9.45%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

    Stockholders' equity was $73,329 at June 30, 1995 (including a net unrealized loss of $611 on investments available-for-sale), an increase of 9.5% from $66,956 (including a net unrealized loss of $3,287) at December 31, 1994. Internal capital generation (net income less dividends) provided $3,023 in additional equity during the first six months of 1995, representing an annualized growth rate of 8.6% versus 8.7% for the year ended December 31, 1994. External capital formation amounted to $673 for the six month period ended June 30, 1995, resulting from issuance of 18,531 shares under the Company's dividend reinvestment plan and 8,592 shares through employee related programs.

    For the six months ended June 30, 1995, dividends were $1,288 or $0.30 per share compared to $1,101 or $0.26 per share in 1994, for payout ratios of 29.88% and 29.26%, respectively.

B. RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1995 AND 1994
GENERAL
    Net income for the first six months of the year rose 14.6% or $548 in 1995, to $4,311 ($1.00 per share) from $3,763 ($0.89 per share) recorded in the first half of 1994. During the first quarter of 1994, the Company had a non-recurring expense, after tax, of approximately $178 ($0.04 per share) attributable to the accounting recognition of special early retirement benefits extended to certain long term employees.

    Net income for the six months ended June 30, 1995 equates to an annualized return on average assets of 1.14% compared to 1.07% in 1994 and returns on average equity of 12.26% versus 11.70% for the same periods.


NET INTEREST INCOME
    For the six months ended June 30, 1995, net interest income was $14,264, an increase of 9.8% over $12,988 in 1994, as a decline in net interest spread to 3.51% from 3.65% (down 14 basis points) was more than offset by the positive effect of a higher volume of earning assets. Average earning assets for the first six months of 1995 were $720,622, up $50,887 or 7.6% from the first six months of 1994.

    Tax-equivalent interest income increased $3,689 or 16.0% in the first six months of 1995, compared to 1994. Average earning assets rose 7.6% over the period while the average yield earned on those assets rose by 81 basis points.

 Interest expense increased $3,574 or 39.6% for the six month period ending June 30, 1995, as a net result of 8.0% higher average interest-bearing liabilities and a 95 basis point increase in average rate paid.

 While the net interest spread declined slightly from the first six months of 1994 to the first six months of 1995, the net interest margin remained essentially unchanged due to the positive impact of the growth of non-interest sources of funds.

 Comparing the first half of 1995 to 1994, average loans grew 27.3% to $324,364 (57.3% of average earning assets) while experiencing an 84 basis point increase in average yield. Most of the increase in loans outstanding involved the real estate-mortgage sector of the portfolio. Average total securities decreased 8.8% to $297,380 (41.3% of average earning assets) and recorded a 25 basis point increase in average yield.

CREDIT RISK MANAGEMENT
 Due to favorable trends in the levels of both delinquencies and potential problem loans, there was no provision for credit losses for the first six months of 1995 as compared to $160 for the comparable period in 1994. Net charge-offs of $126 were recorded for the first six months of 1995 versus net charge-offs of $117 a year earlier. At June 30, 1995, commercial construction and development credits, considered to be a higher risk category of loans, comprised 4.0% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 37.3%.

 Nonperforming assets, expressed as a percentage of total assets, were 0.10% at June 30, 1995 compared to 0.24% at December 31, 1994.

 At June 30, 1995, the allowance for credit losses was 1.41% of total loans versus 1.52% at December 31, 1994. The allowance for credit losses covered nonperforming loans approximately nine times at June 30, 1995. The allowance for credit losses was nearly four times the amount of nonperforming loans at December 31, 1994.

NON-INTEREST INCOME AND EXPENSES
 Non-interest income for the first six months of 1995 declined $41 or 1.8% to $2,205 in 1995 from $2,246 in 1994. The primary reason for the decline in total non-interest income was a $137 decrease in gains on residential mortgage loan sales between the periods due to generally weaker loan demand. The Company is beginning to see results from organizational changes taken in 1995 to increase loan originations and sales in order to generate additional income in this category in future periods.

 Securities losses of $5 were recorded during the first half of 1995 compared to gains of $52 during the comparable period of 1994.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                    6 Months Ended            12 Months Ended
                                                     June 30, 1995           December 31, 1994
-----------------------------------------------------------------------------------------------
Balance, January 1                                     $6,108                      $6,177
Provision for credit losses                                --                         160
Loan charge-offs:
  Real estate-mortgage                                    (23)                       (135)
  Real estate-construction                                 --                          --
  Consumer                                               (117)                        (32)
  Commercial                                             (106)                       (342)
                                                     --------                    --------
    Total charge-offs                                    (246)                       (509)

Loan recoveries:
  Real estate-mortgage                                     97                          16
  Real estate-construction                                 --                          --
  Consumer                                                  9                          40
  Commercial                                               14                         224
                                                     --------                    --------
    Total recoveries                                      120                         280
                                                     --------                    --------
Net charge-offs                                          (126)                       (229)
                                                     --------                    --------
BALANCE, PERIOD END                                    $5,982                      $6,108
                                                     ========                    ========
Net charge-offs to average
  loans (annual basis)                                   0.06%                       0.07%
Allowance to total loans                                 1.41%                       1.52%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                       JUNE 30,                December 31,
                                                        1995                      1994
-----------------------------------------------------------------------------------------------
Non-accrual loans                                      $  417                      $  866
Loans 90 days past due                                    235                         671
Restructured loans                                         40                          44
                                                     --------                    --------
  Total Nonperforming Loans*                              692                       1,581
Other real estate owned                                    57                         277
                                                     --------                    --------
  TOTAL NONPERFORMING ASSETS                           $  749                      $1,858
                                                     ========                    ========
Nonperforming assets to total assets                     0.10%                       0.24%
-----------------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to $12,136 at June 30, 1995, compared to $13,949 at December 31, 1994. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

          Service charges and other non-interest income showed modest increases during the first half of 1995 over the same period in 1994.

          First half non-interest expenses increased $354 or 3.6% to $10,264 in 1995 from $9,910 in 1994. The rate of increase was moderated due in part to a non-recurring expense in the first quarter of 1994 attributable to early retirement benefits previously mentioned.

          The ratio of net income to average full-time-equivalent (FTE) employees was $15 for the six month period ended June 30, 1995 compared to $13 during the first six months of 1994 as the growth in net income exceeded proportionally the growth in average FTE employees from 283 to 293.

INCOME TAXES

          The effective tax rate was 30.5% for the six month period ending June 30, 1995 compared to 27.1% for the same period in 1994 reflecting a lower amount of tax exempt income to income before income taxes in 1995 than for 1994.

C. RESULTS OF OPERATIONS - SECOND QUARTER 1995 AND 1994

          Second quarter earnings of $2,208 ($0.51 per share) in 1995 were above the second quarter of 1994, $1,982 ($0.47 per share).

          Tax-equivalent net interest income rose 6.5% during the second quarter of 1995 compared to the same three month period of 1994 as a 7.2% increase in the earning asset base was partially offset by a 15 basis point decline in the interest rate spread.

          During the second quarter of 1995, there was no provision for credit losses, reflecting favorable asset quality, and there were net charge-offs of $137. By contrast, a $10 provision was believed necessary in second quarter 1994, when net charge-offs of $146 were recorded.

          Non-interest income for the second quarter increased 10.5% in 1995 compared to 1994 while non-interest expenses rose 4.8%, reflecting in both cases the same factors discussed above for year-to-date performance.

          The second quarter effective tax rate was 31.3% in 1995 versus 28.2% shown in 1994.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 19, 1995, the Company held its Annual Meeting of Shareholders at which the election of five directors was considered and voted upon. Each of the nominees was elected as follows: Solomon Graham, Jr., Charles F. Mess, Lewis R. Schumann, and W. Drew Stabler to three-year terms and Susan D. Goff to a two-year term.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.  Financial Data Schedule
         (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
   ------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: August 8, 1995



By: /s/ James H. Langmead
   ------------------------------------
   James H. Langmead
   Vice President and Treasurer


 Date: August 4, 1995