Form 10-Q
period 1995-09-30
SANDY SPRING BANCORP INC
filed 1995-11-13
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number: O-19065
                        -------


                          Sandy Spring Bancorp, Inc.
            ------------------------------------------------------
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
YES    X      NO
    -------      --------

    The number of shares of common stock outstanding as of October 27, 1995 is 4,315,509 shares.

                              SANDY SPRING BANCORP

                                     INDEX


                                                                            PAGE
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets at
        September 30, 1995 and December 31, 1994...........................   1

        Consolidated Statements of Income for the Nine Month
        Periods Ended September 30, 1995 and 1994..........................   2

        Consolidated Statements of Cash Flows for
        the Nine Month Periods Ended September 30, 1995 and 1994...........   3

        Notes to Consolidated Financial Statements.........................   5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   6

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................   11

  SIGNATURES...............................................................   12


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 Sandy Spring Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)



                                          September 30,   December 31,
                                               1995           1994
-------------------------------------------------------------------------
ASSETS
  Cash and due from banks                      $ 30,945       $ 32,549
  Interest-bearing deposits with banks              674            211
  Federal funds sold                                845          5,375
  Residential mortgage loans held for
   sale                                           2,723             --
  Investments available-for-sale (at
   fair value)                                  126,839        127,772
  Investments held-to-maturity -- fair
   value of $170,924 (1995) and
    $164,103 (1994)                             170,102        172,266
  Other equity securities                         3,965          3,966

  Total Loans                                   431,618        401,524
    Less: Allowance for credit losses            (5,947)        (6,108)
                                              ---------      ---------
       Loans, net                               425,671        395,416

  Premises and equipment                         14,773         14,230
  Accrued interest receivable                     5,730          5,726
  Other real estate owned                            52            277
  Other assets                                    6,213          6,347
                                              ---------      ---------
     TOTAL ASSETS                              $788,532       $764,135
                                              =========      =========

LIABILITIES
  Noninterest-bearing deposits                 $ 96,428       $104,663
  Interest-bearing deposits                     570,050        540,956
                                              ---------      ---------
      Total deposits                            666,478        645,619
  Short-term borrowings                          39,845         45,243
  Long-term borrowings                            3,159          3,180
  Accrued interest and other liabilities          3,168          3,137
                                              ---------      ---------
      TOTAL LIABILITIES                         712,650        697,179

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00;
   shares authorized 6,000,000;
   shares issued and outstanding
   4,315,051 (1995) and 2,140,149 (1994)          4,315          2,140
  Surplus                                        25,868         27,133
  Retained earnings                              45,916         40,970
  Net unrealized loss on investments
   available-for-sale                              (217)        (3,287)
                                              ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                 75,882         66,956
                                              ---------      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $788,532       $764,135
                                              =========      =========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)


                                                    Three Months Ended          Nine Months Ended
                                                      September 30,                September 30,
                                                    ------------------          -------------------
                                                     1995        1994             1995       1994
---------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                          $ 9,848   $ 6,967            $27,930   $19,811
 Interest on loans held for sale                          23        --                 28        57
 Interest on deposits with banks                          23         2                 28        35
 Interest and dividends on securities:
   Taxable                                             3,394     3,745             10,112    10,479
   Nontaxable                                            850     1,001              2,609     3,082
Interest on federal funds sold                           166        90                470       364
                                                     -------   -------            -------   -------
     TOTAL INTEREST INCOME                            14,304    11,805             41,177    33,828
Interest expense:
 Interest on deposits                                  6,160     4,515             17,368    13,124
 Interest on short-term borrowings                       458       249              1,749       604
 Interest on long-term borrowings                         54        36                164       107
                                                     -------   -------            -------   -------
      TOTAL INTEREST EXPENSE                           6,672     4,800             19,281    13,835
                                                     -------   -------            -------   -------
NET INTEREST INCOME                                    7,632     7,005             21,896    19,993
Provision for Credit Losses                               --        --                 --       160
                                                     -------   -------            -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                    7,632     7,005             21,896    19,833
Non-Interest Income:
 Securities gains (losses)                                (3)        2                 (8)       54
 Service charges on deposit accounts                     633       574              1,845     1,697
 Gains on mortgage sales                                  63        --                 90       164
 Other income                                            482       410              1,453     1,317
                                                     -------   -------           --------   -------
      TOTAL NON-INTEREST INCOME                        1,175       986              3,380     3,232
Non-Interest Expenses:
 Salaries and employee benefits                        2,928     2,669              8,428     8,287
 Occupancy expense of premises                           479       460              1,418     1,371
 Equipment expenses                                      483       364              1,375     1,081
 Other expenses                                        1,080     1,368              4,013     4,032
                                                     -------   -------            -------   -------
      TOTAL NON-INTEREST EXPENSES                      4,970     4,861             15,234    14,771
                                                     -------   -------            -------   -------
Income Before Income Taxes                             3,837     3,130             10,042     8,294
Income Tax Expense                                     1,225       919              3,119     2,320
                                                     -------   -------            -------   -------
NET INCOME                                           $ 2,612   $ 2,211            $ 6,923   $ 5,974
                                                     =======   =======            =======   =======
PER SHARE DATA:
Net Income                                             $0.61     $0.52              $1.61     $1.41
Dividends Declared                                      0.16      0.13               0.46      0.40

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                 Nine Months Ended
                                                    September 30,
                                            --------------------------
                                                 1995           1994
----------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                         $  6,923   $  5,974
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                        1,130      1,038
 Provision for credit losses                             --        160
 Deferred income taxes                                  252       (231)
 Origination of loans held for sale                  (9,799)    (8,508)
 Proceeds from sales of loans held for sale           7,167     15,651
 Gains on sales of loans held for sale                  (90)      (164)
 Securities gains (losses)                                8        (54)
 Net change in:
  Accrued interest receivable                            (4)      (730)
  Accrued income taxes                                   97       (215)
  Other accrued expenses                                 65     (1,000)
 Other -- net                                        (2,201)       189
                                                   --------    -------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                        3,548     12,110

Cash Flows from Investing Activities:
Net (increase) decrease in
 interest-bearing deposits with banks                  (463)    11,936
Purchases of investments
 held-to-maturity                                   (22,598)   (56,191)
Purchases of investments
 available-for-sale                                 (19,492)   (65,781)
Proceeds from sales of investment
 available-for-sale                                   1,998     23,095
Proceeds from maturities and principal
 payments of investments held-to-maturity            25,116     11,286
Proceeds from maturities and principal
 payments of investments available-for-sale          22,877     56,539
Proceeds from sales of other real
 estate owned                                           224      1,497
Net increase in loans receivable                    (30,093)   (28,919)
Expenditures for premises and equipment              (1,624)    (1,619)
                                                   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES             (24,055)   (48,157)

Cash Flows from Financing Activities:
Net increase (decrease) in demand and
 savings accounts                                   (50,885)    14,237
Net increase (decrease) in time and
 other deposits                                      71,744       (377)
Net increase (decrease) in short-term
 borrowings                                          (5,398)    12,036
Retirement of long-term borrowings                      (21)       (19)
Proceeds from issuance of common stock                  910        811
Dividends paid                                       (1,977)    (1,675)
                                                   --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          14,373     25,013
                                                   --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (6,134)   (11,034)

Cash and Cash Equivalents at Beginning
 of Period                                           37,924     52,980
                                                   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*        $ 31,790   $ 41,946
                                                   ========   ========

Sandy Spring Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                 -----------------
                                                  1995       1994
------------------------------------------------------------------
Supplemental Disclosures
 Interest payments                               $17,443    $13,451
 Income tax payments                              $1,778     $2,614
Noncash Investing Activities
 Transfers from loans to other real
  estate owned                                       $--       $323
 Transfers from investments
  available-for-sale to investments
  held-to-maturity                                   $--    $54,664
 Unrealized gain (loss) on investments
  available-for-sale net of deferred tax
  effect of $1,932 in 1995 and $(3,229) in 1994   $3,070    $(5,132)


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


NOTE 2 - PER SHARE DATA

    Net income per common share is based on weighted average number of shares outstanding which was, for the third quarter, 4,308,414 in 1995 and 4,255,004 in 1994 and, for the first nine months, 4,298,235 in 1995 and 4,241,440 in 1994.
All per share data have been adjusted to give retroactive effect to a 2 for 1 stock split in the form of a stock dividend declared by the Board of Directors on March 29, 1995, payable to shareholders of record at the close to business on April 12, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

    In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on March 29, 1995 (see Note 2).

A. FINANCIAL CONDITION
GENERAL
    The Company's total assets were $788,532 at September 30, 1995, compared to $764,135 at December 31, 1994, a $24,397 or 3.2% increase in the first nine months of 1995. Earning assets increased $25,652 or 3.6% to $736,766 from $711,114.

    Total loans rose 7.5% or $30,094 during the first nine months of 1995. Of the major loan categories, real estate mortgages grew $14,522 or 4.7%, construction loans increased $8,475 or 36.9% and commercial loans were up $7,957 or 18.3% while consumer loans declined $746 or 2.6%. Residential mortgage loans held for sale were $2,723 at September 30, 1995. There were no such loans at December 31, 1994.

    The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, declined $3,098 or 1.0% during the nine month period ended September 30, 1995. Federal funds sold decreased $4,530 or 84.3% over the same period. Funds provided by declines in these categories were used to support a portion of the growth in loans.

    Total deposits were $666,478 at September 30, 1995, increasing $20,859 or 3.2% from $645,619 at December 31, 1994. All deposit categories declined except for certificates of deposit, which rose $71,744 or 39.1%, reflecting in part an aggressive campaign by the Company to increase these deposits. Over the same period, short-term borrowings declined $5,398 or 11.9%.

LIQUIDITY AND INTEREST RATE SENSITIVITY
    The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at September 30, 1995.

    In assessing the Bank's internal liquidity, management considers the seasonality of deposit flows, investment, loan and deposit maturities, expected fundings and the market values of available for sale investments.

    Core deposits (total deposits less CD's of $100,000 or more) rose by $12,428 during the first nine months of 1995, while loans increased $30,094.

    The Bank manages its interest rate sensitivity position within board of director approved parameters. At September 30, 1995, the bank's exposure to interest rate risk both in terms of net interest income (short term perspective) and changes in market value of net assets (long term perspective) indicates the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT
    The Company recorded a total risk-based capital ratio of 17.97% at September 30, 1995 compared to 17.52% at December 31, 1994; a Tier 1 risk-based capital ratio of 16.72% compared to 16.27%; and a capital leverage ratio of 9.88% compared to 9.45%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

    Stockholders' equity was $75,882 at September 30, 1995 (including a net unrealized loss of $217 on investments available-for-sale), an increase of 13.3% from $66,956 (including a net unrealized loss of $3,287) at December 31, 1994. Internal capital generation (net income less dividends) provided $4,946 in additional equity during the first nine months of 1995, representing an annualized growth rate of 9.1% versus 8.7% for the year ended December 31, 1994. External capital formation amounted to $910 for the nine month period ended September 30, 1995, resulting from issuance of 26,167 shares under the Company's dividend reinvestment plan and 8,592 shares through employee related programs.

    For the nine months ended September 30, 1995, dividends were $1,977 or $0.46 per share compared to $1,675 or $0.40 per share in 1994, resulting in dividend payout ratios of 28.57% and 28.37%, respectively.

B. RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPT. 30, 1995 AND 1994
GENERAL
    Net income for the first nine months of the year rose 15.9% or $949 in 1995, to $6,923 ($1.61 per share) from $5,974 ($1.41 per share) recorded in the first nine months of 1994. Growth in net interest income and cost containment were significant reasons for higher nine month earnings in 1995, compared to 1994. Net income was also favorably impacted during 1995 by lower deposit insurance premiums enacted by the FDIC in August with retroactive application. The resulting refund in this expense category, received during the third quarter, was responsible for approximately $250 ($0.06 per share) of the rise in net income. Another factor was a first quarter 1994 non-recurring expense for special early retirement benefits, accounting for approximately $178 ($0.04 per share) of the increase in earnings between the periods.

    Net income for the nine months ended September 30, 1995 equates to an annualized return on average assets of 1.21% compared to 1.12% in 1994 and returns on average equity of 12.77% versus 12.21% for the same periods.


NET INTEREST INCOME
    For the nine months ended September 30, 1995, net interest income was $21,896, an increase of 9.5% over $19,993 in 1994, as a rise in net interest margin to 4.29% from 4.25% increased the positive effect of a higher volume of earning assets. Average earning assets for the first nine months of 1995 were $721,095, up $46,055 or 6.8% from the first nine months of 1994.

    Tax-equivalent interest income increased $7,113 or 20.1% in the first nine months of 1995, compared to 1994. Average earning assets rose 6.8% over the period while the average yield earned on those assets rose by 86 basis points.

    Interest expense increased $5,447 or 39.4% for the nine month period ending September 30, 1995, as a result of 7.3% higher average interest-bearing liabilities and a 98 basis point increase in average rate paid.

    The net interest spread for the first nine months of 1995 declined by 12 basis points to 3.58% from the 3.70% recorded in the first nine months of 1994, while the net interest margin increased slightly due to the positive impact of the growth of non-interest sources of funds in a higher interest rate environment.

    Comparing the first nine months of 1995 to 1994, average loans grew 25.7% to $413,062 (57.3% of average earning assets) while experiencing a 97 basis point increase in average yield. Most of the increase in loans outstanding involved the real estate-mortgage sector of the portfolio. Average total securities decreased 10.4% to $296,544 (41.1% of average earning assets) and recorded a 23 basis point increase in average yield.

CREDIT RISK MANAGEMENT
    Due to favorable trends in the levels of both delinquencies and potential problem loans, there was no provision for credit losses for the first nine months of 1995 as compared to $160 for the comparable period in 1994. Net charge-offs of $161 were recorded for the first nine months of 1995 versus net recoveries of $41 a year earlier. At September 30, 1995, commercial construction and development credits, considered to be a higher risk category of loans, comprised 3.9% of total loans, while traditional first and second home mortgages, generally considered to be a lower risk category, amounted to 36.9%.

    Nonperforming assets, expressed as a percentage of total assets, were 0.10% at September 30, 1995 compared to 0.24% at December 31, 1994.

    At September 30, 1995, the allowance for credit losses was 1.38% of total loans versus 1.52% at December 31, 1994. The allowance for credit losses covered nonperforming loans approximately eight times at September 30, 1995. The allowance for credit losses was nearly four times the amount of nonperforming loans at December 31, 1994.

NON-INTEREST INCOME AND EXPENSES
    Non-interest income for the first nine months of 1995 increased $148 or 4.6% to $3,380 in 1995 from $3,232 in 1994. Holding down the size of the increase were net losses of $62 from securities transactions between the periods and a $74 decrease in gains on residential mortgage loan sales. The Company is beginning to see results from organizational changes taken in 1995 to increase residential mortgage loan originations and sales in order to generate additional income in this category in future periods.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                            9 Months Ended      12 Months Ended
                                          September 30, 1995   December 31, 1994
--------------------------------------------------------------------------------
Balance, January 1                              $6,108              $6,177
Provision for credit losses                         --                 160
Loan charge-offs:
  Real estate-mortgage                             (33)               (135)
  Real estate-construction                          --                  --
  Consumer                                        (168)                (32)
  Commercial                                      (112)               (342)
                                              ------------       --------------
    Total charge-offs                             (313)               (509)

Loan recoveries:
  Real estate-mortgage                              97                  16
  Real estate-construction                          --                  --
  Consumer                                          12                  40
  Commercial                                        43                 224
                                              ------------       --------------
    Total recoveries                               152                 280
                                              ------------       --------------
Net charge-offs                                   (161)               (229)
                                              ------------       --------------
BALANCE, PERIOD END                             $5,947              $6,108
                                              ============       ==============
Net charge-offs to average
  loans (annual basis)                            0.05%               0.07%
Allowance to total loans                          1.38%               1.52%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                              SEPTEMBER 30,        December 31,
                                                  1995                 1994
--------------------------------------------------------------------------------
Non-accrual loans                               $  514              $  866
Loans 90 days past due                             176                 671
Restructured loans                                  38                  44
                                              ------------       --------------
  Total Nonperforming Loans*                       728               1,581
Other real estate owned                             52                 277
                                              ------------       --------------
  TOTAL NONPERFORMING ASSETS                    $  780              $1,858
                                              ============       ==============
Nonperforming assets to total assets              0.10%               0.24%
--------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to $7,188 at September 30, 1995, compared to $13,949 at December 31, 1994. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

    Modest increases were seen in service charges and other non-interest income, including trust fees (up $107 or 23.8%) during the nine months ended September 30, 1995 over the comparable period of 1994.

    Non-interest expenses for the first nine months of the year increased $463 or 3.1% to $15,234 in 1995 from $14,771 in 1994. As previously discussed, the rate of increase was significantly moderated by the combined influence of lower FDIC insurance premiums in 1995 and a non-recurring expense item in 1994. The Company has incurred costs associated with its conversion to a new data processing servicer and is in the process of building, equipping and staffing a new branch scheduled to open in November, 1995.

    The ratio of net income to average full-time-equivalent (FTE) employees was $24 for the nine month period ended September 30, 1995 compared to $21 during the first nine months of 1994 as the growth in net income exceeded proportionally a small increase in average FTE employees.

INCOME TAXES
    The effective tax rate was 31.1% for the nine month period ending September 30, 1995 compared to 28.0% for the same period in 1994 reflecting a lower amount of tax exempt income to income before income taxes in 1995 than in 1994.

C. RESULTS OF OPERATIONS - THIRD QUARTER 1995 AND 1994
    Third quarter earnings of $2,612 ($0.61 per share) in 1995 were 18.1% above $2,211 ($0.52 per share) recorded for the third quarter of 1994.

    Tax-equivalent net interest income rose 7.4% during the third quarter of 1995 compared to the same three month period of 1994, produced by a 5.4% increase in the earning asset base augmented by a 6 basis point rise in the net interest margin.

    During the third quarters of 1995 and 1994, there were no provisions for credit losses, reflecting favorable asset quality in both periods. Net charge-offs of $35 were recorded for the third quarter of 1995 and net recoveries of $158 for the same quarter of 1994.

    Non-interest income for the third quarter increased $189 or 19.2% in 1995, compared to 1994, with all categories showing favorable advances except securities transactions, which recorded a slight decline. This contrasts to the relatively smaller rise shown for non-interest expenses (up $109 or 2.2%) which, as previously noted, was tempered to a significant degree by the third quarter 1995 refund of deposit insurance premiums by the FDIC amounting to $402.

    The third quarter effective tax rate was 31.9% in 1995 versus 29.4% shown in 1994.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibit 27.  Financial Data Schedule
         (b)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By:  /s/ HUNTER R. HOLLAR
   ________________________________________________
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: November 8, 1995



By:  /s/ JAMES H. LANGMEAD
   _________________________________________________
   James H. Langmead
   Vice President and Treasurer


 Date: November 8, 1995