Form 10-K405
period 1995-12-31
SANDY SPRING BANCORP INC
filed 1996-03-25
CIK 824410

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1995

                        Commission File Number  0-19065
                                               ---------


                           SANDY SPRING BANCORP, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Maryland                                          52-1532952
  --------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)            or No.)

17801 Georgia Avenue, Olney, Maryland                          20832
-----------------------------------------                 --------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (301) 774-6400.

       Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO _____
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant's Common Stock is not regularly and actively traded in any established market. The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price ($36.75 per share) at which the stock was sold on March 11, 1996, was approximately $152,025,820. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 11, 1996, 4,365,284 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Portions of the Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 1996 (the "Proxy Statement").

Page 1 of __ Pages                                   Exhibit Index at Page __

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sandy Spring Bancorp, Inc. ("Bancorp") is a one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Bancorp commenced operations in 1988. The Bank traces its origin to 1868 and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 17 community offices located in Montgomery and Howard counties in Maryland. The Bank is subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's savings and deposit accounts are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

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

     Bank Holding Company Regulation.  Bancorp is registered as a bank holding
     -------------------------------
company under the Holding Company Act and, as such, is subject to supervision and regulation by the FRB. As a bank holding company, Bancorp is required to furnish to the FRB annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. Bancorp is also subject to regular examination by the FRB.

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

     The Holding Company Act, as amended by the Riegle-Neal Act, however, permits the FRB, effective September 29, 1995, to approve interstate bank acquisitions by bank holding companies. See "Competition."

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

     Bank Regulation.  As a national bank, the Bank is subject to the primary
     ---------------
supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation or significant purchase or sale of assets.

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

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards:
(i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. For the semi-annual period beginning June 30, 1995, the assessment rate for institutions, such as the Bank, with deposits insured by the Bank Insurance Fund of the FDIC was lowered to between 0.04% and .31% of insured deposits from 0.23% to 0.31% of insured deposits and was subsequently reduced to the statutory minimum of $1,000 for the most highly rated banks for the semi-annual period beginning January 1, 1996. The Bank was notified that its assessment rate for the first six months of 1996 is the $1,000 statutory minimum.

     Supervision, regulation and examination of the Bank and Bancorp by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bank or Bancorp stock.

     Regulatory Capital Requirements.  The FRB and the OCC have established
     -------------------------------
guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

     The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital
standards.   Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1995, the Bank was well-capitalized as defined by the OCC's regulations.

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

     In addition to competing with other commercial banks and thrift institutions, commercial banks such as the Bank compete with nonbank financial institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments, which are not subject to interest rate ceilings. Such money market funds have provided substantial competition to banks for deposits, and it is anticipated they may continue to do so in the future.
'
     The Holding Company Act was recently amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which significantly eased applicable restrictions on interstate banking. The Riegle Neal Act permits the FRB, effective September 29, 1995, to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The effect of the Riegle-Neal Act may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from banking companies located anywhere in the country.

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

     The State of Maryland had previously enacted reciprocal interstate banking statutes that authorized banks and thrift institutions, and their holding companies, in Maryland to be acquired by regional banks and thrift institutions, or their holding companies, in designated states, and permitted Maryland banks and thrift institutions, and their holding companies, to acquire banks and thrift institutions in designated states, if such jurisdictions have enacted reciprocal statutes. A majority of the jurisdictions designated in the interstate banking statutes have enacted legislation authorizing interstate transactions in one form or another. In 1995, the State of Maryland adopted legislation allowing out of state financial institutions to merge with Maryland banks and to establish branches in Maryland, subject to certain limitations.
The effect of the federal and Maryland legislation may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from the major regional bank holding companies that acquire institutions in Maryland, most of which are larger than the Bank.

EMPLOYEES

     As of February 29, 1996, Bancorp and the Bank employed 327 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

     The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.

Name                    Age (1)      Principal Position(s)
----                    -------      ---------------------

James H. Langmead           46       Vice President and Treasurer of Bancorp and Senior
                                     Vice President and Chief Financial Officer of the
                                     Bank

Stanley L. Merson           39       Senior Vice President of the Bank

James R. Farmer             44       Senior Vice President of the Bank

Frank H. Small              49       Senior Vice President of the Bank

Lawrence T. Lewis           47       Senior Vice President of the bank

--------------------

(1)       At March 25, 1996

          The principal occupation(s) and business experience of each executive officer who is not a director for the last five years are set forth below.

          JAMES H. LANGMEAD became Vice President and Treasurer of Bancorp and Senior Vice President and Chief Financial Officer of the Bank on May 6, 1995. Prior to that, Mr. Langmead was a Senior Vice President of the Bank from January 1994, Vice President and Controller of the Bank from March 1992 and Executive Vice President of the Bank of Baltimore from 1987.

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

          LAWRENCE T. LEWIS began his employment with the Bank on January 22, 1996 as Senior Vice President. From January 1984 to December 1995, Mr. Lewis was a managing director of Clark Melvin Securities Corporation.


TABULAR FINANCIAL INFORMATION

          Rate Volume Table. The following table sets forth information regarding the effect of volume and rate changes on net interest income (dollars in thousands and tax-equivalent basis).

                                                       1995 v. 1994                      1994 v. 1993
                                                    ------------------           ----------------------------

                                         Increase   in Average: (1)(2)            Increase     in Average: (1)(2)
                                            or      ------------------               or      ----------------
                                        (Decrease)        Volume         Rate    (Decrease)   Volume    Rate
                                        ----------  ------------------  -------  ----------  --------  ------

Interest Income From
  Earnings Assets:
    Loans.............................     $9,873          $ 7,001      $2,872      $3,711    $4,425   $(714)
    Taxable securities................       (420)          (1,359)        939       1,544     2,406    (862)
    Nontaxable securities.............       (873)            (743)       (130)       (313)      (36)   (277)
    Other investments.................        221               (2)        223        (613)     (836)    223
                                           ------                                   ------

        Total Interest Income.........      8,801            3,482       5,319       4,329     5,231    (902)

Interest Expense on Funding
  Of Earnings Assets:
    Interest-bearing demand deposits..        (42)             (26)        (16)         14       184    (170)
    Regular savings deposits..........       (327)            (291)        (36)      1,038     1,057     (19)
    Money market savings deposits.....         38             (935)        973        (240)     (115)   (125)
    Time deposits.....................      6,071            3,506       2,565          62        85     (23)
    Short-term and other borrowings...      1,079              555         524         617       435     182
                                           ------                                   ------

        Total Interest Expense........      6,819            1,524       5,295       1,491     1,715    (224)
                                           ------          -------      ------      ------    ------   -----

        Net Interest Income...........     $1,982          $ 1,958      $   24      $2,838    $3,516   $(678)
                                           ======          =======      ======      ======    ======   =====

--------------------
(1)  Variances are computed on a line-by-line basis and are non-additive.
(2) Combined rate/volume variances, a third element of the calculation, are allocated to the volume and rate variances based on their relative size.

     Loan Maturity Table. The following table sets forth information as of December 31, 1995, regarding the loan maturities and interest rate sensitivity for the real estate-construction, commercial and tax exempt categories (dollars in thousands).


                            1 or Less  Over 1-5  Over 5   Total
                            ---------  --------  ------  -------

Real Estate Construction..    $30,859   $    --    $ --  $30,859
Commercial................     37,016    12,540      12   49,568
Tax Exempt................         40       160     208      408
                              -------   -------    ----  -------
    Total.................    $67,915   $12,700    $220  $80,835
                              =======   =======    ====  =======

Rate Terms:
  Fixed...................    $10,993   $12,700    $220  $23,913
  Variable or adjustable..     56,922        --      --   56,922
                              -------   -------    ----  -------
    Total.................    $67,915   $12,700    $220  $80,835
                              =======   =======    ====  =======



          Credit Loss Allowance Table. The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).

                                                           December 31,
                             -------------------------------------------------------------------------
                                 1995           1994           1993           1992           1991
                             -------------  -------------  -------------  -------------  -------------
                                     Loan           Loan           Loan           Loan           Loan
                             Amount   Mix   Amount   Mix   Amount   Mix   Amount   Mix   Amount   Mix
                             ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
Amount applicable to:
Real estate--mortgage......  $  512    74%  $1,581    76%  $2,046    77%  $1,756    82%  $1,861    80%
Real estate--construction..      10     7       41     6       34     4       78     4       72     5
Consumer...................     181     7      136     7      324     6      353     6      285     7
Commercial.................     907    12      832    11    1,998    13       61     7      472     7
Tax exempt.................      --    --       --    --       --    --       --     1       --     1
Unallocated................   4,300          3,518          1,775          1,568             --
                             ------         ------         ------         ------         ------
    Total allowance for
      credit losses........  $5,910         $6,108         $6,177         $3,816         $2,690
                             ======         ======         ======         ======         ======

          The tabular financial information set forth on pages 14 through 25 of the Annual Report is incorporated herein by reference.


ITEM 2.   DESCRIPTION OF PROPERTY

     The outside back cover page of the Annual Report (listing executive and community offices) is hereby incorporated by reference.


ITEM 3.   LEGAL PROCEEDINGS

     Note 17 on page 39 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1995, through solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The sections entitled "Recent Stock Prices and Dividends" and "Quarterly Stock Information" on page 13 of the Annual Report is hereby incorporated by reference.

     For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 10 -- "Stockholders' Equity" on page 35 of the Annual Report, which is hereby incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The table entitled "Historical Trends in Financial Data 1991 - 1995" on page 15 of the Annual Report is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 14 through 25 of the Annual Report are hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 26 through 43 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions entitled "Election of Directors -- Information as to Nominees and Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 3 through 5 and page 17 of the Proxy Statement and is hereby incorporated by reference.

     Information concerning the executive officers of Bancorp is included under the caption entitled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of Bancorp's directors and executive officers is included under the caption "Executive Compensation" on pages 6 through 14 of the Proxy Statement and is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding beneficial ownership of Bancorp's common stock by certain beneficial owners and management of Bancorp is included under the caption "Stock Ownership of Management" on page 2 of the Proxy Statement and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management is included under the caption "Transactions and Relationships with Management" on page 15 of the Proxy Statement and is hereby incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:

          Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 1994 and 1995

          Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1993, 1994 and 1995

          Notes to the Consolidated Financial Statements

     All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

     The following exhibits are filed as a part of this report:

Exhibit No.                        Description                      Incorporated by Reference to:
-----------

3(a)           Articles of Incorporation of Sandy Spring Bancorp,   Exhibit 3.1 of Form 8-K dated
               Inc.                                                 May 13, 1992, SEC File No. 0-
                                                                    19065.

3(b)           Bylaws of Sandy Spring Bancorp, Inc.                 Exhibit 3.2 of Form 8-K dated
                                                                    May 13, 1992, SEC File No. 0-
                                                                    19065.

10(a)          Sandy Spring Bancorp, Inc. Retirement Income Plan,   Exhibit 10(a) of Form 10-K for
               as amended                                           the year ended December 31,
                                                                    1989, SEC File No. 0-19065,
                                                                    and Exhibit 10(l) hereto

10(b)          Sandy Spring Bancorp, Inc., Cash and Deferred        Exhibit 10(b) of Form 10-K for
               Profit Sharing Plan and Trust, as amended            the year ended December 31,
                                                                    1989, SEC File No. 0-19065,
                                                                    and Exhibit 10(m) hereto

10(c)          Sandy Spring Bancorp, Inc. 1982 Incentive Stock      Exhibit 10(c) of Form 10-Q for
               Option Plan                                          the quarter ended June 30, 1990,
                                                                    SEC File No. 0-19065

10(d)          Lease dated December 11, 1986 for Leisure World      Exhibit 10(d) of Form 10-K for
               Plaza Branch of Sandy Spring National Bank of        the year ended December 31,
               Maryland                                             1988, SEC File No. 0-19065

10(e)          Employment Agreement with Hunter R. Hollar           Exhibit 10(e) of Form 10-K for
                                                                    the year ended December 31,
                                                                    1990, SEC File No. 0-19065

10(f)          Form of 1992 Amendment to Employment                 Exhibit 10(f) of Form 10-K for
               Agreement with Hunter R. Hollar                      the year ended December 31,
                                                                    1991, SEC File No. 0-19065

10(g)          Forms of Supplemental Executive Retirement           Exhibit 10(g) of Form 10-K for
               Agreements with Willard H. Derrick, Hunter R.        the year ended December 31,
               Hollar, Thomas O. Keech and A. Hardy Pickett, with   1991, SEC File No. 0-19065
               1992 Amendments

10(h)          Forms of Executive Severance Agreements with         Exhibit 10(h) of Form 10-K for
               Willard H. Derrick, Thomas O. Keech and A. Hardy     the year ended December 31,
               Pickett, with 1992 Amendments                        1991, SEC File No. 0-19065

10(i)          Sandy Spring Bancorp, Inc. 1992 Stock Option Plan    Exhibit 10(i) of Form 10-K for
                                                                    the year ended December 31,
                                                                    1991, SEC File No. 0-19065


Exhibit No.       Description                                        Incorporated by Reference to:
-----------
10(j)             Sandy Spring National Bank of Maryland Executive   Exhibit 10(g) of Form 10-K
                  Health Insurance Plan                              for the year ended December 31,
                                                                     1991, SEC File No. 0-19065


10(k)            Sandy Spring National Bank of Maryland Executive    Exhibit 10(k) of Form 10-K
                 Health Expense Reimbursement Plan                   for the year ended December 31,
                                                                     1991, SEC File No. 0-19065

10(l)            First Amendment to Sandy Spring Bancorp, Inc.       Exhibit 10(l) of Form 10-K
                 Retirement Income Plan                              for the year ended December 31,
                                                                     1993, SEC File No. 0-19065

10(m)            First Amendment to Sandy Spring Bancorp Cash and    Exhibit 10(m) of Form 10-K
                 Deferred Profit Sharing Plan and Trust as Amended   the year ended December 31,
                 for and Restated and Second Amendment to the        1993, SEC File No. 0-19065
                 Adoption Agreement to Sandy Spring Bancorp Cash
                 and Deferred Profit Sharing Plan and Trust

13               1995 Annual Report to Shareholders

21               Subsidiaries

23               Consent of Independent Auditors

24               Power of Attorney


27               Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the three month period ended December 31, 1995.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d)  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
    --------------------
    Hunter R. Hollar
    President and
    Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 1996.

Principal Executive Officer and Director:             Principal Financial and
                                                      Accounting Officer:


/s/ Hunter R. Hollar                                  /s/ James H. Langmead
--------------------                                  ---------------------
Hunter R. Hollar                                      James H. Langmead
President and Chief Executive Officer                 Vice President and
                                                      Treasurer


     A majority of the directors of Bancorp executed a power of attorney appointing Marjorie S. Cook as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1995. This report has been signed below by such attorney-in-fact as of March 22, 1996.


                                 By: /s/ Marjorie S. Cook
                                     --------------------
                                   Marjorie S. Cook
                                   Attorney-in-Fact for Majority of the
                                   Directors of Bancorp

                               INDEX TO EXHIBITS

Exhibit No.    Description                                          Incorporated by Reference to:
-----------

3(a)           Articles of Incorporation of Sandy Spring Bancorp,   Exhibit 3.1 of Form 8-K dated
               Inc.                                                 May 13, 1992, SEC File No. 0-
                                                                    19065.

3(b)           Bylaws of Sandy Spring Bancorp, Inc.                 Exhibit 3.2 of Form 8-K dated
                                                                    May 13, 1992, SEC File No. 0-
                                                                    19065.

10(a)          Sandy Spring Bancorp, Inc. Retirement Income Plan,   Exhibit 10(a) of Form 10-K for
               as amended                                           the year ended December 31,
                                                                    1989, SEC File No. 0-19065,
                                                                    and Exhibit 10(l) hereto

10(b)          Sandy Spring Bancorp, Inc., Cash and Deferred        Exhibit 10(b) of Form 10-K for
               Profit Sharing Plan and Trust, as amended            the year ended December 31,
                                                                    1989, SEC File No. 0-19065,
                                                                    and Exhibit 10(m) hereto

10(c)          Sandy Spring Bancorp, Inc. 1982 Incentive Stock      Exhibit 10(c) of Form 10-Q for
               Option Plan                                          the quarter ended June 30, 1990,
                                                                    SEC File No. 0-19065

10(d)          Lease dated December 11, 1986 for Leisure World      Exhibit 10(d) of Form 10-K for
               Plaza Branch of Sandy Spring National Bank of        the year ended December 31,
               Maryland                                             1988, SEC File No. 0-19065

10(e)          Employment Agreement with Hunter R. Hollar           Exhibit 10(e) of Form 10-K for
                                                                    the year ended December 31,
                                                                    1990, SEC File No. 0-19065

10(f)          Form of 1992 Amendment to Employment                 Exhibit 10(f) of Form 10-K for
               Agreement with Hunter R. Hollar                      the year ended December 31,
                                                                    1991, SEC File No. 0-19065

10(g)          Forms of Supplemental Executive Retirement           Exhibit 10(g) of Form 10-K for
               Agreements with Willard H. Derrick, Hunter R.        the year ended December 31,
               Hollar, Thomas O. Keech and A. Hardy Pickett, with   1991, SEC File No. 0-19065
               1992 Amendments

10(h)          Forms of Executive Severance Agreements with         Exhibit 10(h) of Form 10-K for
               Willard H. Derrick, Thomas O. Keech and A. Hardy     the year ended December 31,
               Pickett, with 1992 Amendments                        1991, SEC File No. 0-19065

10(i)          Sandy Spring Bancorp, Inc. 1992 Stock Option Plan    Exhibit 10(i) of Form 10-K for
                                                                    the year ended December 31,
                                                                    1991, SEC File No. 0-19065

10(j)    Sandy Spring National Bank of Maryland Executive Health
         Insurance Plan Exhibit 10(g) of Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065

10(k)    Sandy Spring National Bank of Maryland Executive           Exhibit 10(k) of Form 10-K
         Health Expense Reimbursement Plan                          for the year ended December 31,
                                                                    1991, SEC File No. 0-19065


10(l)    First Amendment to Sandy Spring Bancorp, Inc.              Exhibit 10(l) of Form 10-K
         Retirement Income Plan                                     for the year ended December 31,
                                                                    1993, SEC File No. 0-19065

10(m)    First Amendment to Sandy Spring Bancorp Cash and           Exhibit 10(m) of Form 10-K
         Deferred Profit Sharing Plan and Trust as Amended          for the year ended December 31,
         and Restated and Second Amendment to the                   1993, SEC File No. 0-19065
         Adoption Agreement to Sandy Spring Bancorp Cash
         and Deferred Profit Sharing Plan and Trust

13       Sections of 1995 Annual Report to Shareholders

21       Subsidiaries

23       Consent of Independent Auditors

24       Power of Attorney

27       Financial Data Schedule