Form 10-Q
period 1996-03-31
SANDY SPRING BANCORP INC
filed 1996-05-10
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                      OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File Number: O-19065
                        -------



                          Sandy Spring Bancorp, Inc.
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES    X      NO _______
    -------

     The number of shares of common stock outstanding as of April 23, 1996 is 4,373,752 shares.

                             SANDY SPRING BANCORP

                                     INDEX

                                                                                      PAGE
- ------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets at
     March 31, 1996 and December 31, 1995..............................................  1

     Consolidated Statements of Income for the
     the Three Month Periods Ended March 31, 1996 and 1995.............................  2

     Consolidated Statements of Cash Flows for
     the Three Month Periods Ended March 31, 1996 and 1995.............................  3

     Notes to Consolidated Financial Statements........................................  4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................  5

PART II - OTHER INFORMATION

  ITEM 5. OTHER INFORMATION............................................................  9

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................  9

  SIGNATURES........................................................................... 10

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                                    March 31,        December 31,
                                                                                                       1996             1995
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                           $ 29,845            $ 30,108
  Interest-bearing deposits with banks                                                                 5,491                 821
  Federal funds sold                                                                                  16,048              24,255
  Residential mortgage loans held for sale                                                             3,416               3,975
  Investments available-for-sale (at market)                                                         184,201             164,148
  Investments held-to-maturity -- market value of $121,018 (1996) and
    $119,597 (1995)                                                                                  120,573             118,298
  Other equity securities                                                                              3,965               3,965

  Total Loans                                                                                        426,140             424,626
   Less: Allowance for credit losses                                                                 (6,060)             (5,910)
                                                                                                  -----------         -----------
       Loans, net                                                                                    420,080             418,716

  Premises and equipment                                                                              18,111              17,953
  Accrued interest receivable                                                                          5,827               5,847
  Other real estate owned                                                                                 --                  47
  Other assets                                                                                        11,029               6,186
                                                                                                  -----------         -----------
     TOTAL ASSETS                                                                                   $818,586            $794,319
                                                                                                  ===========         ===========
LIABILITIES
  Noninterest-bearing deposits                                                                      $ 92,427            $ 93,893
  Interest-bearing deposits                                                                          603,664             585,694
                                                                                                  -----------         -----------
      Total deposits                                                                                 696,091             679,587
  Short-term borrowings                                                                               34,232              29,779
  Long-term borrowings                                                                                 5,144               3,151
  Accrued interest and other liabilities                                                               3,201               3,711
                                                                                                  -----------        ------------
      TOTAL LIABILITIES                                                                              738,668             716,228


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 6,000,000; shares
     issued and outstanding 4,373,752 (1996) and 4,329,828 (1995)                                      4,374               4,330
  Surplus                                                                                             26,796              26,179
  Retained earnings                                                                                   48,868              47,138
  Net unrealized loss on investments available-for-sale                                                (120)                 444
                                                                                                  -----------        ------------
      TOTAL STOCKHOLDERS' EQUITY                                                                      79,918              78,091
                                                                                                  -----------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $818,586            $794,319
                                                                                                  ===========        ============
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                                   Three Months Ended
                                                                       March 31,
                                                       ---------------------------------------
                                                                1996                  1995
- ----------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                                    $9,495                 $8,756
 Interest on loans held for sale                                   33                     --
 Interest on deposits with banks                                   23                     --
 Interest and dividends on securities:
   Taxable                                                      3,469                  3,396
   Nontaxable                                                     845                    902
Interest on federal funds sold                                    352                     89
                                                       ---------------------------------------
     TOTAL INTEREST INCOME                                     14,217                 13,143

Interest expense:
 Interest on deposits                                           6,134                  5,250
 Interest on short-term borrowings                                356                    787
 Interest on long-term borrowings                                  63                     55
                                                       ---------------------------------------
      TOTAL INTEREST EXPENSE                                    6,553                  6,092
                                                       ---------------------------------------
NET INTEREST INCOME                                             7,664                  7,051

Provision for Credit Losses                                       150                     --
                                                       ---------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                             7,514                  7,051

Non-Interest Income:
 Securities losses                                                (3)                    (6)
 Service charges on deposit accounts                              638                    579
 Gains on mortgage sales                                          153                     --
 Other income                                                     708                    459
                                                       ---------------------------------------
      TOTAL NON-INTEREST INCOME                                 1,496                  1,032

Non-Interest Expenses:
 Salaries and employee benefits                                 3,071                  2,692
 Occupancy expense of premises                                    549                    459
 Equipment expenses                                               503                    438
 Other expenses                                                 1,200                  1,502
                                                       ---------------------------------------
      TOTAL NON-INTEREST EXPENSES                               5,323                  5,091
                                                       ---------------------------------------
Income Before Income Taxes                                      3,687                  2,992
Income Tax Expense                                              1,171                    889
                                                       ---------------------------------------
NET INCOME                                                     $2,516                 $2,103
                                                       =======================================
PER SHARE DATA:

Net Income                                                      $0.58                  $0.49
Dividends Declared                                               0.18                   0.15

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------------------------
                                                                                                1996               1995
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                                     $  2,516           $  2,103
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     414                391
   Provision for credit losses                                                                       150                 --
   Deferred income taxes                                                                             102                 46
   Origination of loans held for sale                                                           (10,128)               (55)
   Proceeds from sales of loans held for sale                                                     10,840                 55
   Gains on sales of loans held for sale                                                           (153)                 --
   Securities losses                                                                                   3                  6
   Net change in:
     Accrued interest receivable                                                                      20                220
     Accrued income taxes                                                                            836                844
     Other accrued expenses                                                                      (1,346)              (556)
   Other -- net                                                                                  (4,750)              (838)
                                                                                         -------------------------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           (1,496)              2,216

Cash Flows from Investing Activities:
 Net increase in interest-bearing deposits with banks                                            (4,670)               (60)
 Purchases of investments held-to-maturity                                                      (16,178)                 --
 Purchases of investments available-for-sale                                                    (42,961)            (1,450)
 Proceeds from sales of investments available-for-sale                                               496                994
 Proceeds from maturities and principal payments of investments held-to-maturity                  12,996              4,065
 Proceeds from maturities and principal payments of investments available-for-sale                22,351              5,392
 Proceeds from sales of other real estate owned                                                      250                  8
 Net increase in loans receivable                                                                (1,514)           (13,731)
 Expenditures for premises and equipment                                                           (568)              (219)
                                                                                         -------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES                                                      (29,798)            (5,001)

Cash Flows from Financing Activities:
 Net increase (decrease) in demand and savings accounts                                           10,815           (35,584)
 Net increase in time and other deposits                                                           5,689             39,062
 Net increase in short-term borrowings                                                             4,453              5,292
 Proceeds from long-term borrowings                                                                2,000                 --
 Retirement of long-term borrowings                                                                  (7)                (7)
 Proceeds from issuance of common stock                                                              660                441
 Dividends paid                                                                                    (786)              (643)
                                                                                         -------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    22,824              8,561
                                                                                         -------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (8,470)              5,777

Cash and Cash Equivalents at Beginning of Quarter                                                 54,363             37,924
                                                                                         -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                     $45,893            $43,701
                                                                                         =====================================
Supplemental Disclosures:
 Interest payments                                                                                $6,468             $5,331
Noncash Investing Activities:
 Unrealized gain (loss) on investments available-for-sale
 net of deferred tax effect of $(355) in 1996 and $851 in 1995                                    $(564)             $1,352

*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
     The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1995 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1996.

     The accounting and reporting policies of Sandy Spring Bancorp conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - MERGER AGREEMENT
     On April 16, 1996, Sandy Spring Bancorp, Inc. ("Bancorp") and its wholly owned subsidiary, Sandy Spring National Bank of Maryland, Olney, Maryland (the "Bank") entered into an Agreement and Plan of Reorganization (the "Agreement") with Annapolis Bancshares, Inc. ("ABI") and its wholly owned state trust company subsidiary, Bank of Annapolis, Annapolis, Maryland ("BOA"), pursuant to which: shareholders of ABI would exchange each of their shares of ABI common stock, par value $1.00 per share, for .62585 shares of Bancorp common stock, par value $1.00 per share, subject to adjustment in certain circumstances; ABI would be merged with and into Bancorp; and BOA would be merged into the Bank. No fractional shares of Bancorp common stock would be issued.

     The Agreement and the transactions contemplated thereby are subject to numerous conditions, including regulatory approval and approval by the shareholders of ABI. Assuming the satisfaction of all conditions to each party's obligation to consummation, it is anticipated that the transactions contemplated by the Agreement will become effective during 1996.

     At March 31, 1996, ABI had consolidated total assets of approximately $82,000, representing approximately 10% of consolidated total assets of Bancorp.

NOTE 3 - PER SHARE DATA
  Net income per common share is based on the weighted average number of shares outstanding of 4,341,933 in 1996 and 4,285,918 in 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)


A. FINANCIAL CONDITION
     The Company's total assets were $818,586 at March 31, 1996, compared to $794,319 at December 31, 1995, increasing $24,267 or 3.1% during the first quarter of 1996. Earning assets increased $19,746 or 2.7% to $759,834 from $740,088.

     Total loans rose 0.4% or $1,514 during the first quarter of 1996. Mortgage refinancings by customers taking advantage of lower rates adversely affected loan growth during the period. Of the major loan categories, commercial loans grew $3,268 or 6.6%, and consumer loans rose $1,478 or 5.3% reflecting a seasonal increase in student loans, while real estate mortgages decreased $1,916 or 0.6% and construction loans declined $1,178 or 3.8%.

     The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, increased $22,328 or 7.8% during the three month period ended March 31, 1996. The substantial rise in investments, expected to be temporary, reflects the placement of deposit growth in the absence of a corresponding increase in loans. Federal funds sold, the other category of earning assets carrying a significant balance, was down $8,207 or 33.8% over the same period.

     The increase in other assets in 1996 primarily reflects amounts receivable on investment "calls" recorded in the portfolio as of quarter end.

     Total deposits were $696,091 at March 31, 1996, increasing $16,504 or 2.4% from $679,587 at December 31, 1995. All major deposit categories advanced except noninterest-bearing demand deposits, which declined slightly. The level of these interest free deposits has been impacted by the greater use of cash management by businesses through sweep accounts and repurchase agreements in place of traditional checking accounts. Repurchase agreements related to cash management services were largely responsible for the $4,453 or 15.0% increase in short-term borrowings, while advances from the Federal Home Loan Bank of Atlanta caused the $1,993 or 63.2% rise in long-term borrowings.

LIQUIDITY AND INTEREST RATIO SENSITIVITY
     The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at March 31, 1996.

     In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities, expected fundings of loans, deposit withdrawals, and the market values of available-for-sale investments.

     Core deposits (total deposits less CD's of $100,000 or more) increased $14,711 during the first quarter of 1996, while the funding of loan production during the period required only $1,514.

     During the first quarter of 1996, the Bank recorded an asset sensitive position cumulative to one year of $44,114 or 5.5% of total assets, indicating the assumption of relatively low interest rate risk.

CAPITAL MANAGEMENT
     The Company recorded a total risk-based capital ratio of 18.30% at March 31, 1996, compared to 18.16% at December 31, 1995; a tier 1 risk-based capital ratio of 17.05%, compared to 16.91%; and a capital leverage ratio of 10.00%, compared to 9.89%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity totaled $79,918 (including a net unrealized loss of $120 on investments available-for-sale) at March 31, 1996, an increase of 2.3% from $78,091 (including a net unrealized gain of $444) at December 31, 1995. Internal capital generation (net income less dividends) provided $1,730 in additional equity during the first three months of 1996, representing an annualized rate of 9.0% versus 8.5% for the year ended December 31, 1995. External capital formation amounted to $660 for the quarter ended March 31, 1996, resulting from issuance of 8,468 shares under the Company's dividend reinvestment plan and 35,450 shares through employee related programs including 24,430 shares issued from the exercise of stock options and 11,020 shares from employee purchases through 401K benefit plans.

     First quarter dividends were $786 or $0.18 per share in 1996, compared to $643 or $0.15 per share in 1995, resulting in payout ratios of 31.24% and 30.58%, respectively.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995
     Net income for the first three months of the year rose $413 or 19.6% in 1996, to $2,516 ($0.58 per share) from year earlier $2,103 ($0.49 per share). Net income equates to an annualized first quarter return on average assets of 1.27% in 1996, compared to 1.12% in 1995, and returns on average equity of 13.02% and 12.21%, respectively.

NET INTEREST INCOME
     First quarter net interest income was $7,664 in 1996, an increase of 8.7% over $7,051 in 1995, reflecting a higher volume of average earning assets and a 13 basis point increase in net interest spread to 3.65% from 3.52%.

     First quarter tax-equivalent interest income increased $1,105 or 8.2% in 1996, compared to 1995. Average earning assets rose 4.5% over the period while the average yield earned on those assets increased 20 basis points. Comparing the first quarter of 1996 versus 1995, average loans grew 3.9% to $423,752 (56.5% of average earning assets) while experiencing a 33 basis point increase in average yield. Commercial credits were responsible for 44.1% of the change, while commercial construction lending contributed another 29.6%. Average total securities decreased 3.2% to $293,485 (39.2% of average earning assets) and recorded an 18 basis point increase in average yield.

     First quarter interest expense increased $461 or 7.6%, as a net result of 4.8% higher average interest-bearing liabilities and a 7 basis point increase in average rate paid.

CREDIT RISK MANAGEMENT
     The first quarter provision for credit losses was $150 in 1996, compared to no provision in 1995. There were no net charge-offs recorded for the three month period in 1996 versus net recoveries of $11 a year earlier. At March 31, 1996, commercial construction and development credits, considered to be a higher risk category of loans, comprised only 4.3% of total loans, while traditional home construction and mortgages loans, generally considered to be a lower risk category, amounted to 34.1%, both consistent with levels shown at December 31, 1995.

     Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, were 0.31% at March 31, 1996 versus 0.17% at December 31, 1995.

     At March 31, 1996, the allowance for credit losses was 1.42% of total loans versus 1.39% at December 31, 1995. The allowance for credit losses covered nonperforming loans approximately 4.5 times at March 31, 1996 and March 31, 1995. The allowance for credit losses covered nonperforming loans 8.6 times at December 31, 1995.

NON-INTEREST INCOME AND EXPENSES
     First quarter non-interest income rose $464 or 45.0% to $1,496 in 1996 from $1,032 in 1995. The primary causes for the change were a $153 rise in gains on mortgage sales, in part the result of greater corporate emphasis on mortgage banking, $52 in increased fees for trust services and $50 derived from higher fees realized on sales of mutual funds and tax deferred annuity products. The Company also benefitted from a $155 nonrecurring gain on sale of other real estate owned during the first quarter of 1996. Service charges on deposit accounts rose largely because of higher return check charges.

     First quarter non-interest expenses increased $232 or 4.6% to $5,323 in 1996 from $5,091 in 1995. Salary increases related both to a larger staff and to merit salary increases, together with the recognition of quarterly profit sharing payments to employees in 1996 under a new incentive program, were responsible for a large part of the overall rise in non-interest expenses. An industrywide reduction in FDIC insurance premiums contributed to a $360 lower cost in this category than for the same period in 1995.

     The ratio of net income to average full-time-equivalent (FTE) employees was $8 for the three month period ended March 31, 1996 compared to $7 during the first three months of 1995, as the number of average FTE employees rose to 307 from 290.

INCOME TAXES
     The first quarter effective tax rate was 31.8% in 1996 compared to 29.7% in 1995, reflecting primarily a lower level of tax exempt income in 1996 than in 1995.


                                ANNUAL MEETING

     The Annual Meeting of Shareholders of Bancorp was held on April 17, 1996. At the annual meeting, each of the nominees for director of Bancorp was elected to a three-year term, and shareholders approved an amendment to Bancorp's Articles of Incorporation to increase the number of shares of capital stock authorized to be issued from 6,000,000 shares to 15,000,000 shares.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                                       Three Months Ended
                                                                                March 31, 1996   December 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                      $5,910              $6,108
Provision for credit losses                                                                150                  --
Loan charge-offs:
  Real estate-mortgage                                                                      --                 (33)
  Real estate-construction                                                                  --                  --
  Consumer                                                                                 (13)               (209)
  Commercial                                                                                (9)               (190)
                                                                                 -------------------     -----------------
    Total charge-offs                                                                      (22)               (432)

Loan recoveries:
  Real estate-mortgage                                                                      --                 153
  Real estate-construction                                                                  --                  --
  Consumer                                                                                   1                  30
  Commercial                                                                                21                  51
                                                                                 -------------------     -----------------
    Total recoveries                                                                        22                 234
                                                                                 -------------------     -----------------
Net recoveries (charge-offs)                                                                --                (198)
                                                                                 -------------------     -----------------
BALANCE, PERIOD END                                                                     $6,060              $5,910
                                                                                 ===================     =================
Net charge-offs to average loans
  (annual basis)                                                                           *                 (0.05)%
Allowance to total loans                                                                  1.42%               1.39%

* The Company reported small net recoveries for the period. Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                                                      March 31,        December 31,
                                                                                        1996               1995
- --------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                                         $725                $590
Loans 90 days past due                                                                     563                  61
Restructured loans                                                                          33                  36
                                                                                 ------------------      -----------------
  Total Nonperforming Loans*                                                             1,321                 687
Other real estate owned                                                                     --                  47
                                                                                 ------------------      -----------------
  TOTAL NONPERFORMING ASSETS                                                            $1,321                $734
                                                                                 ==================      =================
Nonperforming assets to total assets                                                      0.16%               0.09%
- --------------------------------------------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $3,760 at March 31, 1996, compared to $3,867 at December 31, 1995. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

        Commencing on April 17, 1996, Bancorp's stock began trading on the NASDAQ national market.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27.  Financial Data Schedule

        (b) On May 2, 1996, Bancorp filed a Current Report of Form 8-K, reporting, under item 5 of such form, the Agreement and Plan of Reorganization entered as of April 16, 1996 by and among Bancorp, the Bank, Annapolis Bancshares, Inc., and Bank of Annapolis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)


    /s/ Hunter R. Hollar
By:________________________________________
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 3, 1996


    /s/ James H. Langmead
By:________________________________________
    James H. Langmead
    Vice President and Treasurer


  Date: May 3, 1996