Form 10-Q
period 1996-06-30
SANDY SPRING BANCORP INC
filed 1996-08-08
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ---------------------


Commission File Number: O-19065
                        -------


                          Sandy Spring Bancorp, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Maryland                                52-1532952
        ------------------------         --------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland     20832        301-774-6400
   -------------------------------------     -----        ------------
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

    The number of shares of common stock outstanding as of July 18, 1996 is 4,381,584 shares.

                              SANDY SPRING BANCORP

                                     INDEX

                                                                         Page
- -----------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at
     June 30, 1996 and December 31, 1995..................................  1

     Consolidated Statements of Income for the Six Month
     Period Ended June 30, 1996 and 1995..................................  2

     Consolidated Statements of Cash Flows for
     the Six Month Period Ended June 30, 1996 and 1995....................  3

     Notes to Consolidated Financial Statements...........................  5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  6

PART II - OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO
         A VOTE OF SECURITY HOLDERS....................................... 11

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................. 11

 SIGNATURES............................................................... 12

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                       June 30,   December 31,

                                                         1996         1995
- -------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                $30,464       $30,108

  Interest-bearing deposits with banks                     6,025           821

  Federal funds sold                                      23,259        24,255

  Residential mortgage loans held for sale                 2,773         3,975

  Investments available-for-sale (at fair value)         184,927       164,148

  Investments held-to-maturity -- fair value of
   $121,502 (1996) and $119,597 (1995)                   121,961       118,298

  Other equity securities                                  3,965         3,965



  Total Loans (net of unearned income)                   438,099       424,626

    Less: Allowance for credit losses                     (6,033)       (5,910)
                                                      -----------   -----------
     Loans, net                                          432,066       418,716



  Premises and equipment                                  18,072        17,953

  Accrued interest receivable                              6,460         5,847

  Other real estate owned, net of allowance of
   $0 (1996) and $45 (1995)                                   93            47

  Other assets                                             5,227         6,186
                                                      -----------   -----------
     TOTAL ASSETS                                       $835,292      $794,319


LIABILITIES
  Noninterest-bearing deposits                          $103,089      $ 93,893
  Interest-bearing deposits                              604,822       585,694
                                                      ------------  -----------
      Total deposits                                     707,911       679,587

  Short-term borrowings                                   38,766        29,779

  Long-term borrowings                                     5,136         3,151

  Accrued interest and other liabilities                   2,512         3,711
                                                      ------------  -----------
      TOTAL LIABILITIES                                  754,325       716,228
                                                      ============  ===========

STOCKHOLDERS' EQUITY

  Common stock -- par value $1.00; shares authorized
   15,000,000 (1996) and 6,000,000 (1995);
   shares issued and outstanding 4,381,584 (1996)
   and 4,329,828 (1995)                                    4,382         4,330

  Surplus                                                 27,090        26,179

  Retained earnings                                       50,559        47,138

  Net unrealized gain (loss) on investments
   available-for-sale                                     (1,064)          444
                                                       -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY                            80,967        78,091
                                                       -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $835,292      $794,319
                                                       ============ ===========
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)



                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                 ----------------------  ----------------------
                                    1996        1995        1996        1995
- -------------------------------------------------------------------------------

Interest income:

 Interest and fees on loans         $9,625      $9,326      $19,120     $18,082

 Interest on loans held for sale        49           5           82           5

 Interest on deposits with banks        74           5           97           5

 Interest and dividends on
  securities:

   Taxable                           3,528       3,322        6,997       6,718

   Nontaxable                          847         857        1,692       1,759

Interest on federal funds sold         274         215          626         304
                                 ----------  ----------   ----------  ----------
     TOTAL INTEREST INCOME          14,397      13,730       28,614      26,873

Interest expense:

 Interest on deposits                6,081       5,958       12,215      11,208

 Interest on short-term
  borrowings                           364         504          720       1,291

 Interest on long-term
  borrowings                            87          55          150         110
                                 ----------  ----------   ----------  ----------
     TOTAL INTEREST EXPENSE          6,532       6,517       13,085      12,609
                                 ----------  ----------   ----------  ----------
NET INTEREST INCOME                  7,865       7,213       15,529      14,264

Provision for Credit Losses             --          --          150          --
                                 ----------  ----------   ----------  ----------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES         7,865       7,213       15,379      14,264

Noninterest Income:

 Securities gains (losses)               3           1           --          (5)

 Service charges on deposit
  accounts                             731         633        1,369       1,212

 Gains on mortgage sales               188          27          341          27

 Other income                          719         512        1,427         971
                                 ----------  ----------   ----------  ----------
     TOTAL NONINTEREST INCOME        1,641       1,173        3,137       2,205

Noninterest Expenses:

 Salaries and employee benefits      3,283       2,808        6,354       5,500

 Occupancy expense of premises         505         480        1,054         939

 Equipment expenses                    506         454        1,009         892

 Other expenses                      1,501       1,431        2,701       2,933
                                 ----------  ----------   ----------  ----------
     TOTAL NONINTEREST EXPENSES      5,795       5,173       11,118      10,264
                                 ----------  ----------   ----------  ----------
Income Before Income Taxes           3,711       3,213        7,398       6,205

Income Tax Expense                   1,189       1,005        2,360       1,894
                                 ----------  ----------   ----------  ----------
NET INCOME                          $2,522      $2,208       $5,038      $4,311
                                 ==========  ==========   ==========  ==========

PER SHARE DATA:

Net Income                           $0.58       $0.51        $1.16       $1.00

Dividends Declared                    0.19        0.15         0.37        0.30

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                             1996       1995
- ---------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net Income                                                    $5,038     $4,311

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                   842        757

 Provision for credit losses                                     150         --

 Deferred income taxes                                           130         67

 Origination of loans held for sale                          (23,926)    (2,870)

 Proceeds from sales of loans held for sale                   25,469      2,287

 Gains on sales of loans held for sale                          (341)       (27)

 Securities gains (losses)                                        --          5

 Net change in:

  Accrued interest receivable                                   (613)       132

  Accrued income taxes                                          (341)        49

  Other accrued expenses                                        (857)      (771)

 Other -- net                                                  1,641       (795)
                                                          ----------- -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   7,192      3,145

Cash Flows from Investing Activities:

Net increase in interest-bearing deposits with banks          (5,204)      (503)

Purchases of investments held-to-maturity                    (19,967)    (6,407)

Purchases of investments available-for-sale                  (61,984)    (4,444)

Proceeds from sales of investment available-for-sale           6,997        994

Proceeds from maturities and principal payments of
 investment held-to-maturity                                  15,452     11,668

Proceeds from maturities and principal payments of
 investments available-for-sale                               32,481     16,451

Proceeds from sales of other real estate owned                   250        220

Net increase in loans receivable                             (13,566)   (22,974)

Expenditures for premises and equipment                         (933)      (776)
                                                          ----------- -----------
   NET CASH USED BY INVESTING ACTIVITIES                     (46,474)    (5,771)

Cash Flows from Financing Activities:

Net increase (decrease) in demand and savings accounts        17,836    (36,797)

Net increase in time and other deposits                       10,488     61,459

Net increase (decrease) in short-term borrowings               8,987    (12,528)

Proceeds from long-term borrowings                             2,000         --

Retirement of long-term borrowings                               (15)       (14)

Proceeds from issuance of common stock                           963        673

Dividends paid                                                (1,617)    (1,288)
                                                          ----------- -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  38,642     11,505
                                                          ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (640)     8,879

Cash and Cash Equivalents at Beginning of Period              54,363     37,924
                                                          ----------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                 $ 53,723   $ 46,803
                                                          =========== ===========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------
                                                               1996      1995
- ---------------------------------------------------------------------------------
Supplemental Disclosures

 Interest payments                                             $12,646   $11,299

 Income tax payments                                            $2,436    $1,778

Noncash Investing Activities

 Transfers from loans to other real estate owned                   $93       $--

 Unrealized gain (loss) on investments available-for-sale
   net of deferred tax effect of $(949) in 1996 and $1,684
   in 1995                                                     $(1,508)   $2,676

*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

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

    The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

    Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - MERGER AGREEMENT
    In April 1996, the Company and its wholly owned subsidiary, Sandy Spring National Bank of Maryland, (the "Bank") entered into an Agreement and Plan of Reorganization (the "Agreement") with Annapolis Bancshares, Inc. ("ABI") and its wholly owned state trust company subsidiary, Bank of Annapolis, Annapolis, Maryland ("BOA"), pursuant to which: shareholders of ABI would exchange each of their shares of ABI common stock, par value $1.00 per share, for .62585 shares of the Company's common stock, par value $1.00 per share, subject to adjustment in certain circumstances; ABI would be merged with and into Bancorp; and BOA would be merged with and into the Bank. No fractional shares of the Company's common stock would be issued.

    The merger transaction contemplated by the Agreement is subject to numerous conditions, including regulatory approval and approval by the shareholders of ABI. The necessary regulatory approvals have been received. Assuming the satisfaction of all conditions to each party's obligation to consummation, it is anticipated that the transactions contemplated by the Agreement will become effective during the third quarter of 1996.

    At March 31, 1996, ABI had consolidated total assets of approximately $82,000, representing approximately 10% of consolidated total assets of the Company.

NOTE 3 - PER SHARE DATA
    Net income per common share is based on the weighted average number of shares outstanding which was, for the second quarter, 4,374,870 in 1996 and 4,300,125 in 1995 and, for the first six months, 4,358,402 in 1996 and 4,293,060 in 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

A. FINANCIAL CONDITION
      The Company's total assets were $835,292 at June 30, 1996, compared to $794,319 at December 31, 1995, an increase of $40,973 or 5.2%. Earning assets increased $40,921 or 5.5% to $781,009 from $740,088.

      Total loans rose 3.2% or $13,473 during the first half of 1996. Mortgage refinancing by customers taking advantage of lower rates limited loan growth during the period. Of the major loan categories, commercial loans grew $10,559 or 21.3%, while real estate mortgages rose $4,102 or 1.3%, construction loans increased $2,232 or 7.2% and consumer loans declined $3,197 or 11.4% reflecting in part seasonal fluctuation in student loans.

      The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, increased $24,442 or 8.5% during the six month period ended June 30, 1996. The rise in investments reflects the use of funds from deposit growth in excess of funds needed to support growth in loans or for other purposes. Residential mortgage loans held for sale declined by $1,202 from December 31, 1995 to June 30, 1996. However, origination volumes in 1996 outpaced the volumes achieved in 1995.

      Total deposits were $707,911 at June 30, 1996, increasing $28,324 or 4.2% from $679,587 at December 31, 1995. All deposit categories advanced, especially noninterest-bearing demand deposits, which increased $9,196 or 9.8% due primarily to growth in commercial and small business checking accounts. Repurchase agreements related to cash management services were largely responsible for the $8,987 or 30.2% rise in total short-term borrowings, while advances from the Federal Home Loan Bank of Atlanta caused the $1,985 or 63.0% rise in long-term borrowings. These advances were used to fund commercial loans in order to achieve a better maturity match for asset-liability management purposes.

Liquidity and Interest Rate Sensitivity
      The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at June 30, 1996.

      In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities, expected funding of loans, deposit withdrawals, and the market values of available-for-sale investments.

      Core deposits (total deposits less CD's of $100,000 or more) increased $25,215 during the first six months of 1996, while the funding of loan production during the period required only $13,473.

      Using the latest information available as of June 30, 1996, the Bank has achieved an asset sensitive position, cumulative to one year, of approximately $11,826 or 1.43% of total assets, indicating the assumption of relatively low interest rate risk. The Company employs simulation analysis in order to assess the degree of interest rate risk inherent in its asset and liability portfolios. Such risk is monitored in accordance with board of director's policy limits by the Bank's Asset-Liability committee. The limit established for the estimated short-term impact of a 200 basis point change in interest rates on net interest income is 15%, while the limit for the estimated long-term impact on the net assets of the Company is 25%.

Capital Management
      The Company recorded a total risk-based capital ratio of 18.38% at June 30, 1996 compared to 18.16% at December 31, 1995; a tier 1 risk-based capital ratio of 17.13%, compared to 16.91%; and a capital leverage ratio of 9.97% compared to 9.89%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

      Stockholders' equity totaled $80,967 (including a net unrealized loss of $1,064 on investments available-for-sale) at June 30, 1996, an increase of 3.7% from $78,091 (including a net unrealized gain of $444) at December 31, 1995. Internal capital generation (net income less dividends) provided $3,421 in additional equity during the first six months of 1996, representing an annualized generation rate of 8.7% on average equity versus 8.5% for the year ended December 31, 1995. External capital formation amounted to $963 for the six months ended June 30, 1996, resulting from issuance of 16,305 shares under the Company's dividend reinvestment plan and 35,450 shares through employee related programs such as 24,430 shares issued from the exercise of stock options and 11,020 shares from employee purchases through 401K benefit plans.

      For the six months ended June 30, 1996, dividends were $1,617 or $0.37 per share, compared to $1,288 or $0.30 per share in 1995, for payout ratios of 31.90% and 30.58%, respectively.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995
      Net income for the first six months of the year rose $727 or 16.9% in 1996, to $5,038 ($1.16 per share) from year earlier $4,311 ($1.00 per share). Net income for the six months ended June 30, 1996 represents an annualized return on average assets of 1.25%, compared to 1.14% in 1995, and an annualized return on average equity of 12.84% versus 12.26% for the first half of 1995.

Net Interest Income
      First half net interest income was $15,529 in 1996, an increase of 8.9% over $14,264 in 1995, reflecting a higher volume of average earning assets and a 14 basis point increase in net interest spread to 3.65% from 3.51%.

      First half tax-equivalent interest income increased $1,747 or 6.3% in 1996, compared to 1995. Average earning assets rose 5.4% over the period while the average yield earned on such assets increased 5 basis points. Average loans were 3.5% greater in the first half of 1996, totalling $427,651 (56.3% of average earning assets) while experiencing a 17 basis point increase in average yield. Commercial credits, commercial construction lending and home equity lines and loans were primarily responsible for the change in volume. Average total investments increased 1.5% to $301,699 (39.7% of average earning assets) and recorded a 3 basis point increase in average yield.

      First half interest expense increased $476 or 3.8%, as a net result of 5.7% higher average interest-bearing liabilities and a 9 basis point decrease in average rate paid.

Credit Risk Management
      The first half provision for credit losses was $150 in 1996, compared to no provision in 1995. There were net charge-offs of $27 recorded for the six month period in1996 versus $126 a year earlier. At June 30, 1996, commercial construction and development credits, often considered to be a higher risk category of loans, comprised 4.8% of total loans, while traditional home construction and mortgage loans, generally considered to be a lower risk category, amounted to 32.3%. By comparison, levels shown at December 31, 1995 were 4.8% and 35.2%, respectively.

      Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, were 0.45% at June 30, 1996 versus 0.17% at December 31, 1995. At June 30, 1996, the allowance for credit losses was 1.38% of total loans versus 1.39% at December 31, 1995. The allowance for credit losses covered nonperforming loans by a factor of 3.2 times at June 30, 1996. The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including loss allocations for specific non-performing credits, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio, among other things. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The level of the allowance to non-performing loans is only one of these factors. The amount of non-performing loans and the ratio of the allowance to nonperforming loans may vary significantly from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio.

Noninterest Income and Expenses
      For the six months ended June 30, 1996, noninterest income rose $932 or 42.3% to $3,137 from $2,205 in 1995. The primary causes for the change were a $314 rise in gains on mortgage sales, in part the result of greater corporate emphasis on mortgage banking, $72 in increased fees for trust services and $133 derived from higher fees realized on sales of mutual funds and tax deferred annuity products. The Company also benefitted from a $158 nonrecurring gain on sale of other real estate owned during the first quarter of 1996. The $157, or 13.0%, increase in service charges on deposit accounts was attributable largely to higher return check charges.

      For the six months ended June 30, 1996, noninterest expenses increased $854 or 8.3% to $11,118 from $10,264 in 1995. Excluding the industry wide reduction in FDIC insurance premiums, which saved the Company $721 in expenses between the periods, noninterest expenses increased $1,575 or 16.5%. Higher salary expense due to additional staff and merit increases, coupled with expenses related to an expanded incentive program, were responsible for a large part of the overall rise in non-interest expenses. Also, data processing expenses rose, reflecting the conversion to a new system with expanded capabilities in late 1995. Marketing expenses advanced due to a greatly expanded advertising program to promote the company's name recognition and a new checking product.

      The ratio of net income to average full-time-equivalent (FTE) employees was $16 for the six month period ended June 30, 1996, compared to $15 during the first six months of 1995, although the number of average FTE employees rose to 315 from 293.

Income Taxes
      The first half-year effective tax rate was 31.9% in 1996, compared to 30.5% in 1995, reflecting a lower amount of tax exempt income in 1996.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                 6 Months Ended            12 Months Ended
                                  June 30, 1996           December 31, 1995
- ------------------------------------------------------------------------------
Balance, January 1                      $5,910                      $6,108

Provision for credit losses                150                          --

Loan charge-offs:

  Real estate-mortgage                      (3)                        (33)

  Real estate-construction                  --                          --

  Consumer                                  (68)                      (209)

  Commercial                                (43)                      (190)
                                       -----------               -------------
    Total charge-offs                      (114)                      (432)


Loan recoveries:

  Real estate-mortgage                       --                        153

  Real estate-construction                   --                         --

  Consumer                                   33                         30

  Commercial                                 54                         51
                                       -----------               -------------
    Total recoveries                         87                        234
                                       -----------               -------------
Net charge-offs                             (27)                      (198)
                                       -----------               -------------
BALANCE, PERIOD END                      $6,033                     $5,910
                                       ===========               =============
Net charge-offs to average
  loans (annual basis)                     0.01%                      0.05%

Allowance to total loans                   1.38%                      1.39%


Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:
                                      June 30,                 December 31,
                                        1996                       1995
- -----------------------------------------------------------------------------
Non-accrual loans                        $1,023                     $  590

Loans 90 days past due                      840                         61

Restructured loans                           32                         36
                                       -----------               ------------

  Total Nonperforming Loans*              1,895                        687

Other real estate owned                      93                         47
                                       -----------               ------------

  TOTAL NONPERFORMING ASSETS             $1,988                     $  734
                                       ===========               ============

Nonperforming assets to
 total assets                              0.24%                      0.09%
- -----------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $3,006 at June 30, 1996, compared to $3,867 at December 31, 1995. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

C. RESULTS OF OPERATIONS - SECOND QUARTER 1996 AND 1995
     Second quarter earnings of $2,522 ($0.58 per share) in 1996 were above the second quarter of 1995's $2,208 ($0.51 per share) by $314 or 14.2%.

     Tax-equivalent net interest income rose 8.1% during the second quarter of 1996 compared to the same three month period of 1995, showing the effect of a 6.3% increase in the earning asset base and a 13 basis point rise in net interest spread.

     No provision for credit losses was believed necessary by management for the second quarters of 1996 and 1995, reflecting favorable asset quality. There were net charge-offs of $27 and $137 in the respective quarters.

     Non-interest income for the second quarter increased 39.9% in 1996, compared to 1995, with the largest contributor being higher gains on mortgage sales. Non-interest expenses rose 12.0%, due largely to the same factors discussed above for year-to-date performance.

     The second quarter effective tax rate was 32.0% in 1996 versus 31.3% shown in 1995.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual shareholders' meeting, held on April 17, 1996, the shareholders of the Company elected John Chirtea, Willard H. Derrick, Joyce R. Hawkins, Hunter R. Hollar and Thomas O. Keech as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors. Other directors continuing in office are Andrew N. Adams, Jr., Susan D. Goff, Solomon Graham, Charles F. Mess, M.D., Robert L. Mitchell, Robert L. Orndorff, Jr., Lewis R. Schumann, and W. Drew Stabler.

      Also at the annual shareholders' meeting, the shareholders of the Company voted to amend the Articles of Incorporation of the Company to increase the number of shares of capital stock that the Company is authorized to issue from 6,000,000 shares to 15,000,000 shares. The vote in this matter was 3,321,372 shares for, 131,845 shares against, 122,214 shares abstaining, and no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.  The following is a list of Exhibits filed as part of this
          --------
Quarterly Report on Form 10-Q:

      No. Exhibit
      --- -------

      3.1 Certificate of Incorporation of Sandy Spring Bancorp, Inc., as amended.

      27  Financial Data Schedule

      (b) Reports on Form 8-K.  On May 2, 1996, the Company filed a report on
          -------------------
Form 8-K with respect to Item 5 of that form, reporting that the Company and its wholly-owned subsidiary, Sandy Spring National Bank of Maryland (the "Bank") had entered into an Agreement and Plan of Reorganization (the "Agreement") as of April 16, 1996, with Annapolis Bancshares, Inc. ("ABI") and its wholly owned state trust company subsidiary, Bank of Annapolis, Annapolis, Maryland ("BOA"), pursuant to which: shareholders of ABI would exchange each of their shares of ABI common stock, par value $1.00 per share, for .62585 shares of the Company's common stock, par value $1.00 per share, subject to adjustment in certain circumstances; ABI would be merged with and into Bancorp; and BOA would be merged with and into the Bank; all as subject to various terms and conditions contained in the Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
   -------------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: August 8, 1996



By: /s/ James H. Langmead
   -------------------------------------------
   James H. Langmead
   Vice President and Treasurer


 Date: August 8, 1996