Form 10-Q
period 1996-09-30
SANDY SPRING BANCORP INC
filed 1996-11-13
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________


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

     The number of shares of common stock outstanding as of November 1, 1996 is 4,886,489 shares.

                              SANDY SPRING BANCORP

                                     INDEX

                                                                       Page
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets at
      September 30, 1996 and December 31, 1995..........................  1

      Consolidated Statements of Income for the Nine Month
      Periods Ended September 30, 1996 and 1995.........................  2

      Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended September 30, 1996 and 1995..............  3

      Notes to Consolidated Financial Statements........................  5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  6

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................. 12

  SIGNATURES............................................................ 13

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                  September 30,   December 31,
                                                       1996           1995
--------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                               $34,657        $30,215
  Interest-bearing deposits with banks                      644            848
  Federal funds sold                                     16,655         30,220
  Residential mortgage loans held for sale                3,164          4,725
  Investments available-for-sale (at market)            206,811        165,953
  Investments held-to-maturity -- market value
   of $120,779 (1996) and $121,177 (1995)               119,048        119,886
  Other equity securities                                 5,111          4,947

  Total Loans (net of unearned income)                  516,923        492,540
    Less: Allowance for credit losses                   (6,544)        (6,597)
                                                    ------------   ------------
      Loans, net                                        510,379        485,943

  Premises and equipment                                 19,901         19,897
  Accrued interest receivable                             6,985          6,494
  Other real estate owned, net of allowance                 210             47
  Other assets                                            4,734          7,028
                                                    -------------  -------------
    TOTAL ASSETS                                       $928,299       $876,203
                                                    =============  =============

LIABILITIES
  Noninterest-bearing deposits                         $113,512        $95,975
  Interest-bearing deposits                             667,373        647,617
                                                    -------------  -------------
    Total deposits                                      780,885        743,592
  Short-term borrowings                                  46,367         34,804
  Long-term borrowings                                    4,828          5,151
  Accrued interest and other liabilities                  3,166          5,715
                                                    -------------  -------------
    TOTAL LIABILITIES                                   835,246        789,262

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares
    authorized 15,000,000 (1996) and 6,000,000
    (1995); shares issued and outstanding
    4,886,489 (1996) and 4,820,604 (1995)                 4,887          4,821
  Surplus                                                33,092         31,814
  Retained earnings                                      55,454         49,893
  Net unrealized gain (loss) on investments
   available-for-sale                                      (380)            413
                                                    -------------  -------------
     TOTAL STOCKHOLDERS' EQUITY                          93,053         86,941
                                                    ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $928,299       $876,203
                                                    ============   ============



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                              -----------------------------       ---------------------------
                                                  1996             1995              1996              1995
-------------------------------------------------------------------------------------------------------------
Interest income:

  Interest and fees on loans                    $11,627           $11,528           $34,508           $32,474

  Interest on loans held for sale                    36                23               117                28

  Interest on deposits with banks                    81                27               180                39

  Interest and dividends on securities:

    Taxable                                       3,841             3,468            10,898            10,331

    Nontaxable                                      831               851             2,525             2,612

Interest on federal funds sold                      357               227             1,087               624
                                              -----------       -----------       -----------       -----------
     TOTAL INTEREST INCOME                       16,773            16,124            49,315            46,108

Interest expense:

  Interest on deposits                            6,973             6,998            20,878            19,616

  Interest on short-term borrowings                 523               493             1,372             1,788

  Interest on long-term borrowings                   84                88               239               299
                                              -----------       -----------       -----------       -----------
     TOTAL INTEREST EXPENSE                       7,580             7,579            22,489            21,703
                                              -----------       -----------       -----------       -----------
NET INTEREST INCOME                               9,193             8,545            26,826            24,405

Provision for Credit Losses                          --                30               208               128
                                              -----------       -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION
 FOR CREDIT LOSSES                                9,193             8,515            26,618            24,277

Noninterest Income:

  Securities losses                                (16)               (3)              (66)               (8)

  Service charges on deposit accounts               766               642             2,154             1,872

  Gains on mortgage sales                           145                37               588                57

  Other income                                      623               499             2,054             1,474
                                              -----------       -----------       -----------       -----------

     TOTAL NONINTEREST INCOME                     1,518             1,175             4,730             3,395

Noninterest Expenses:

  Salaries and employee benefits                  3,718             3,205             10,76             9,202

  Occupancy expense of premises                     525               468             1,559             1,384

  Equipment expenses                                582               503             1,633             1,436

  Other expenses                                  2,041             1,175             4,959             4,384
                                              -----------       -----------       -----------       -----------
     TOTAL NONINTEREST EXPENSES                   6,866             5,351            18,897            16,406
                                              -----------       -----------       -----------       -----------
Income Before Income Taxes                        3,845             4,339            12,451            11,266

Income Tax Expense                                1,372             1,419             4,199             3,592
                                              -----------       -----------       -----------       -----------
NET INCOME                                       $2,473            $2,920            $8,252            $7,674
                                              ===========       ===========       ===========       ===========

PER SHARE DATA:

Net Income                                        $0.51             $0.61             $1.70             $1.61

Dividends Declared                                 0.20              0.16              0.57              0.46


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             1996         1995
 -------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                $8,252       $7,674
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                              1,374        1,206
  Provision for credit losses                                  208          128
  Deferred income taxes                                        152          252
  Origination of loans held for sale                      (40,134)      (9,799)
  Proceeds from sales of loans held for sale                42,348        7,167
  (Gains) losses on sales of loans held for sale             (653)         (90)
  Securities (gains) losses                                     66            8
  Net change in:
    Accrued interest receivable                              (491)        (131)
    Accrued income taxes                                     (550)           98
    Other accrued expenses                                   (172)           81
  Other -- net                                                 515      (1,994)
                                                        -----------  -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES               10,915        4,600


Cash Flows from Investing Activities:
  Net (increase) decrease in interest-bearing
   deposits with banks                                         204        (462)
  Purchases of investments held-to-maturity               (24,967)     (23,771)
  Purchases of other equity securities                       (304)            0
  Purchases of investments available-for-sale             (96,434)     (19,492)
  Proceeds from sales of investments
   available-for-sale                                       14,798        1,998
  Proceeds from maturities, calls and principal
   payments of investment held-to-maturity                  25,151       26,888
  Proceeds from maturities, calls and principal             40,027       22,877
   payments of investments available-for-sale
  Proceeds from sales of loans                                 291        1,620
  Proceeds from sales of other real estate owned               250          224
  Net increase in loans receivable                        (24,884)     (38,271)
  Purchase of loans                                              0      (2,827)
  Expenditures for premises and equipment                  (1,311)      (1,633)
                                                        -----------  -----------
    NET CASH USED BY INVESTING ACTIVITIES                 (67,179)     (32,849)


Cash Flows from Financing Activities:
  Net increase (decrease) in demand and
   savings accounts                                         21,579     (51,001)
  Net increase (decrease) in time and other deposits        15,714       79,744
  Net increase (decrease) in short-term borrowings          11,563      (5,398)
  Proceeds from long-term borrowings                         1,800            0
  Retirement of long-term borrowings                       (2,123)         (21)
  Proceeds from issuance of common stock                     1,344        2,053
  Dividends paid                                           (2,736)      (2,067)
                                                        -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               47,141       23,310
                                                        -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (9,123)      (4,939)

Cash and Cash Equivalents at Beginning of Year              60,435       40,731
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $51,312      $35,792
                                                        ===========  ===========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                             1996        1995
--------------------------------------------------------------------------------

Supplemental Disclosures
  Interest payments                                        $22,575      $19,866
  Income tax payments                                       $4,297       $3,290
Noncash Investing Activities
  Transfers from loans to other real estate owned             $210         $420
  Unrealized gain (loss) on investments available-
   for-sale net of deferred tax effect of $(499)
   in 1996 and $1,932 in 1995                               $(793)       $3,070

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

NOTE 2 - MERGER
     On August 29, 1996, the Company and its wholly owned subsidiary, Sandy Spring National Bank of Maryland, (the "Bank") merged with Annapolis Bancshares, Inc. ("ABI") and its wholly owned state trust company subsidiary, Bank of Annapolis, Annapolis, Maryland ("BOA") in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both the Company and ABI. Based on an exchange ratio of .62585 shares of the Company's common stock for each outstanding share of ABI common stock, the Company issued 495,940 shares of common stock. ABI had consolidated total assets of approximately $80 million at date of merger, representing approximately 9% of the consolidated total assets of the Company. Pre tax merger-related expenses amounted to $744 and are included in noninterest expenses for the nine month period ended September 30, 1996.

NOTE 3 - PER SHARE DATA
     Net income per common share is based on the weighted average number of shares outstanding for each period which was, for the third quarter, 4,878,888 in 1996 and 4,805,794 in 1995 and, for the first nine months, 4,860,422 in 1996 and 4,754,608 in 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

     This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

THE COMPANY

     The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates eighteen banking offices in Montgomery, Howard, and Anne Arundel Counties in Maryland. The Bank also has an office under construction in Gaithersburg, Maryland, to replace its existing leased Gaithersburg office and has entered into an agreement to acquire the Bethesda, Maryland office of Bank of Maryland, along with approximately $20 million in deposits. The acquisition is subject to regulatory approvals, and is expected to be completed in 1996. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION
     The Company's total assets were $928,299 at September 30, 1996, compared to $876,203 at December 31, 1995, increasing $52,096 or 5.9% during the first nine months of 1996. Earning assets increased $49,237 or 6.0% to $868,356 from $819,119.

     Total loans rose 5.0% or $24,383 during the first nine months of 1996. Of the major loan categories, commercial loans showed significant growth, rising $11,977 or 20.8%, while construction loans increased $7,152 or 17.1%, reflecting contributions from both the commercial and residential sectors. Real estate mortgages grew $5,055 or 1.4% during the period.

     The investment portfolio, which consists of investments available-for-sale and held-to-maturity as well as other equity securities, increased $40,184 or 13.8% during the nine month period ended September 30, 1996, reflecting the investments of funds from deposit growth and other sources not needed to support loan growth during the period. Federal funds sold and interest-bearing deposits with banks together declined $13,769 or 44.3% over the period. Residential mortgage loans held for sale recorded a $1,561 or 33.0% decrease. However, both originations and sales of these loans were much stronger during the first nine months of 1996, than in the comparable period in 1995, as reflected in the Consolidated Statements of Cash Flows.

     Total deposits were $780,885 at September 30, 1996, increasing $37,293 or 5.0% from $743,592 at December 31, 1995. This increase was due primarily to growth in non-interest-bearing demand deposits, which grew $17,537 or 18.3% and time deposits, which increased $15,630 or 12.6% during the period. The rise in interest free demand deposits was driven primarily by growth in commercial checking balances. This is consistent with the Company's current business plans which place major emphasis on growth in commercial banking loans and deposits. Repurchase agreements related primarily to cash management services were responsible for a majority of the $11,563 or 33.2% rise in short-term borrowings.

Liquidity and Interest Rate Sensitivity
     The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at September 30, 1996.

     In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities, expected funding of loans, deposit withdrawals, and the market values of available-for-sale investments.

     Using the latest information available as of September 30, 1996, the Bank has achieved an asset sensitive position, cumulative to one year, of approximately $58,852 or 6.3% of total assets, indicating the assumption of relatively low interest rate risk. The Company employs simulation analysis in order to assess the degree of interest rate risk inherent in its asset and liability portfolios. Such risk is monitored in accordance with board of directors' policy limits by the Bank's asset-liability committee. The limit established for the estimated twelve month period impact of a 200 basis point change in interest rates on net interest income is 15%, while the limit for the estimated fair value change in the net assets of the Company is 25%.

Capital Management
     The Company recorded a total risk-based capital ratio of 17.60% at September 30, 1996 compared to 17.67% at December 31, 1995; a tier 1 risk-based capital ratio of 16.44%, compared to 16.42%; and a capital leverage ratio of 10.10% compared to 10.09%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity totaled $93,053 (including a net unrealized loss of $380 on investments available-for-sale) at September 30, 1996, an increase of 7.0% from $86,941 (including a net unrealized gain of $413) at December 31, 1995. Internal capital generation (net income less dividends) provided $5,561 in additional equity during the first nine months of 1996, representing an annualized rate of 8.3% versus 8.8% for the year ended December 31, 1995. External capital formation contributed $1,274 in new equity during the first nine of 1996, including 25,276 shares issued through dividend reinvestment, 24,430 shares through exercise of stock options and 11,020 shares through 401-K benefit plans.

     For the nine months ended September 30, 1996, dividends per share were $0.57, compared to $0.46 a year earlier, while the dividend payout ratios computed to 32.61% and 27.04%, respectively.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
     Net income for the first nine months of the year rose $578 or 7.5% in 1996, to $8,252 ($1.70 per share) from year earlier $7,674 ($1.61 per share). Net income for the nine months ended September 30, 1996 equates to an annualized return on average assets of 1.23%, the same as in 1995, and returns on average equity of 12.35% versus 12.81% for the respective periods.

Net Interest Income
     Net interest income for the first nine months of the year was $26,826 in 1996, an increase of 9.9% over $24,405 in 1995, reflecting a higher volume of average earning assets and a 9 basis point increase in net interest spread to 3.73% from 3.64%.

     For the first nine months, tax-equivalent interest income increased $3,178 or 6.7% in 1996, compared to 1995. This increase was the result of a 7.5% rise in average earning assets over the period, offset in part by a 7 basis point decline in average yield earned on those assets. The slight decrease in average yield was attributable to both changes in the composition of earning assets and in yields earned. While loans and investments decreased as a percentage of average earning assets, other components of earning assets, which generally produce lower yields than either loans or investments, increased as a percentage of average earnings assets and recorded an overall decline in average yield.

     Comparing the first nine months of 1996 to 1995, average loans grew 5.7% to $503,390 (59.3% of average earning assets compared to 60.3% in 1995), while experiencing a small increase in average yield to 9.15%. Commercial credits of all types increased, with commercial construction up 32.8%, commercial loans rising 18.4% and commercial real estate advancing 8.0%. Although total residential lending recorded a decline over the twelve month period, home equity products increased, posting an 8.0% gain. Average total securities increased 2.7% to $309,947 (36.5% of average earning assets compared to 38.2% in 1995), while earning an average yield of 6.31% in 1996 and approximately the same in 1995.

     Interest expense for the first nine months rose $786 or 3.6%, as a net result of 7.4% higher average interest-bearing liabilities and a 16 basis point decrease in average rate paid.

Credit Risk Management
     During the first nine months of 1996, the provision for credit losses was $208, compared to $128 for the like period of 1995. Net charge-offs of $261 were recorded for the period ended September 30, 1996 versus $161 a year earlier. At third quarter end 1996, commercial construction and development credits, regarded in general as having higher credit risk than most other loan types, comprised 5.8% of total loans, while traditional home construction and mortgage loans, among the best loan categories in terms of credit risk, amounted to 29.4%. By comparison, these percentages at December 31, 1995 were 5.3% and 32.4%, respectively.

     Nonperforming loans increased $3,770 from $898 at December 31, 1995 to $4,668 at September 30, 1996, as shown in the following table. About two-thirds of the rise in loans 90 days past due resulted from applying the Company's more stringent loan review and classification practices to credits of the newly merged bank. The vast majority of these are matured balloon loans that are still current as to principal and interest payments. However, these loans have not been formally renewed and are therefore included in delinquent status. It is anticipated that many of these past due loans, while technically classified as nonperforming at third quarter end, will be renewed by year-end 1996. The majority of the increase in nonaccruals involved loans to a single borrower which entered this status near quarter end.

     Nonperforming assets, expressed as a percentage of total loans plus other real estate owned, were 0.94% at September 30, 1996 versus 0.19% at December 31, 1995 for reasons discussed in the paragraph above. At September 30, 1996, the allowance for credit losses was 1.27% of total loans versus 1.34% at December 31, 1995. The allowance for credit losses covered nonperforming loans by a factor of 2.3 times at September 30, 1996. The Company regularly analyzes the sufficiency of the allowance for credit losses based upon a number of factors, including loss allocations for specific non-performing credits, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio, among other things. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The level of the allowance to non-performing loans is only one of these factors. The amount of non-performing loans and the ratio of the allowance to nonperforming loans may vary significantly from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio.

Noninterest Income and Expenses
     Non-interest income of $4,730 earned during the nine month period ended September 30, 1996 represented a $1,335 or 39.3% increase over $3,395 achieved over the same time frame in the prior year. Gains on sales of residential mortgages contributed $531 to the total increase in noninterest income. Trust fees, mutual funds and annuities, generated $266 of the increase

(representing a 41.8% rise) in interest income, and nonrecurring gains on sales of other real estate owned contributed $180. Finally, return check charges on deposit accounts accounted for approximately $196 of the overall increase.

     For the nine months ended September 30, 1996, noninterest expenses increased $2,491 or 15.2% to $18,897 from $16,406 in 1995. These results include expense savings of $742 from the industry wide reduction in FDIC insurance premiums, offset by nonrecurring pre-tax merger costs of $744 in 1996. Higher salary and benefit costs were responsible for $1,544 or 62.0% of the total increase is noninterest expenses. Principal factors here were staff additions, merit raises and an expanded incentive program. Also, data processing expenses rose, by $315 or 54.4%, reflecting the conversion to a new system with expanded capabilities in late 1995. Marketing expenses increased by $323 or 83.5%, due to the costs of an advertising program designed to increase the Company's name recognition and to promote a new checking product.

     The ratio of net income to average full-time-equivalent (FTE) employees was $24 for both the nine month period ended September 30, 1996 and for the same period in 1995, despite an 8.1% rise in average FTE employees to 344 in 1996 from 319.

Income Taxes
     The effective tax rate through the first three quarters of the year was 33.7% in 1996, compared to 31.9% in 1995, reflecting a lower level of tax exempt income to total income in 1996 than in 1995.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                        9 Months Ended          12 Months Ended
                                      September 30, 1996       December 31, 1995
--------------------------------------------------------------------------------
Balance, January 1                             $6,597                   $6,663

Provision for credit losses                       208                      180

Loan charge-offs:

  Real estate-mortgage                             (3)                     (33)

  Real estate-construction                         --                       --

  Consumer                                       (109)                    (209)

  Commercial                                     (239)                    (507)
                                      -----------------        -----------------
    Total charge-offs                            (351)                    (749)


Loan recoveries:

  Real estate-mortgage                             --                      153

  Real estate-construction                         --                       --

  Consumer                                         35                       30

  Commercial                                       55                      320
                                      -----------------        -----------------
    Total recoveries                               90                      503
                                      -----------------        -----------------
Net charge-offs                                  (261)                    (246)
                                      -----------------        -----------------
BALANCE, PERIOD END                            $6,544                   $6,597
                                      =================        =================
Net charge-offs to average
  loans (annual basis)                         0.04%                    0.07%

Allowance to total loans                       1.27%                    1.34%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                        September 30,             December 31,
                                             1996                     1995
--------------------------------------------------------------------------------
Non-accrual loans                              $1,609                   $  590

Loans 90 days past due                          3,030                      272

Restructured loans                                 29                       36
                                      -----------------        -----------------
  Total Nonperforming Loans*                    4,668                      898

Other real estate owned                           210                       47
                                      -----------------        -----------------
  TOTAL NONPERFORMING ASSETS                   $4,878                   $  945
                                      =================        =================

Nonperforming assets to total assets           0.53%                    0.11%
--------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $4,111 at September 30, 1996, compared to $4,362 at December 31, 1995. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

C. RESULTS OF OPERATIONS - THIRD QUARTER 1996 AND 1995
     Third quarter earnings of $2,473 ($0.51 per share) in 1996 were below results of $2,920 ($0.61 per share) shown for the same quarter of 1995, representing a decline of $447 or 15.3%. Excluding non-recurring merger expenses of $570 on an after-tax basis, earnings rose 4.2% to $3,043 ($0.62 per share).

     Tax-equivalent net interest income rose 7.3% during the third quarter of 1996 compared to the like three month period of 1995, showing the effects of a 9.2% increase in the earning asset base and a 5 basis point decline in net interest spread.

     No provision for credit losses was believed necessary by management for the third quarter of 1996 and only $30 was provided in third quarter 1995. There were net charge-offs of $234 and $35 in the respective quarters.

     Non-interest income for the third quarter increased 29.2% in 1996 versus 1995. The largest contributors to the rise were gains on mortgage sales, fee-based businesses and return check charges on deposit accounts.

     Non-interest expenses rose 28.3%. Excluding non-recurring pre-tax merger costs of $744, the rise was 14.4%, attributable largely to the same factors as discussed above for the nine month periods. The FDIC premium reduction referred to in the year-to-date comparison occurred in the third quarter of 1995.

     The third quarter effective tax rate was 35.7% in 1996 versus 32.7% shown in 1995.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following is a list of Exhibits filed as part of this
          --------
Quarterly Report on Form 10-Q:

     No.  Exhibit
     ---  -------

     27   Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

     On September 12, 1996, the Company filed a Current Report on Form 8-K, reporting under item 2 of such form the Acquisition by merger of Annapolis Bancshares, Inc. and its subsidiary, Bank of Annapolis, as of August 29, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)




By:  /s/ Hunter R. Hollar
   --------------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: November 8, 1996





By:  /s/ James H. Langmead
   --------------------------------------------
   James H. Langmead
   Vice President and Treasurer


 Date: November 8, 1996