Form 10-K
period 1996-12-31
SANDY SPRING BANCORP INC
filed 1997-03-26
CIK 824410

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of the 4,750,507 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 10, 1997, was approximately $165.1 million based on the closing sales price of
$34.75 per share of the registrant's Common Stock on March 17, 1997.   For
purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 10, 1997, 4,911,461 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference

Parts I and II:  Portions of the Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 16, 1997 (the "Proxy Statement").

                           FORWARD-LOOKING STATEMENTS

     Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                                     PART I

ITEM 1. BUSINESS

General

     Sandy Spring Bancorp, Inc. ("Bancorp") is the one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 19 community offices located in Montgomery, Howard, and Anne Arundel counties in Maryland. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's savings and deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

     The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Montgomery, Howard, and Anne Arundel Counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. As an alternative to traditional deposit accounts, annuities are offered through Sandy Spring Insurance Corporation, a wholly owned subsidiary of the Bank. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Management believes the Bank is able to compete effectively in its primary market area.

     Bancorp's and the Bank's principal executive office is at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is (301) 774-6400.

Regulation, Supervision, and Governmental Policy

     Following is a brief summary of certain statutes and regulations that significantly affect Bancorp and the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to these statutes and regulations. A number of other statutes and regulations affect Bancorp and the Bank but are not summarized below.

     Bank Holding Company Regulation.  Bancorp is registered as a bank holding
     -------------------------------
company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Bancorp is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Bancorp is also subject to regular examination by the Federal Reserve.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Bancorp or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of Bancorp or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Bancorp or the Bank.

     The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Bancorp or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of Bancorp are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. The Federal Reserve also has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

     The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     As a bank holding company, Bancorp is required to give the Federal Reserve notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancorp's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve.

     Bank Regulation.  As a national bank, the Bank is subject to the primary
     ---------------
supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

     The OCC regularly examines the operations and condition of the Bank, including but not limited to its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the BIF. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

     The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines that their payment would be an unsafe and unsound banking practice.

     The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

     The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Bancorp and other affiliates, and on investments in their stock or other securities. These restrictions prevent Bancorp and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to Bancorp and as to any other affiliate to 10% of the Bank's capital and surplus and as to Bancorp and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, the Bank to its subsidiaries. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

     Under OCC regulations, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The

Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. For the semi-annual period beginning June 30, 1995, the assessment rate for institutions, such as the Bank, with deposits insured by the Bank Insurance Fund of the FDIC was lowered to between 0.04% and .31% of insured deposits from 0.23% to 0.31% of insured deposits and was subsequently reduced to the statutory minimum of $1,000 for the most highly rated banks for the semi-annual period beginning January 1, 1996. The Bank has been notified that its assessment rate for the first six months of 1997 is the $1,000 statutory minimum, which also applied to it during 1996.

     New Law.  The operations of Bancorp and the Bank are affected by new
     -------
federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "New Act"), enacted in September 1996, includes provisions that affect banks, bank holding companies, and savings associations. The New Act had, and is expected to have in the future, its most significant effect upon bank and savings associations that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. The Bank does not have "SAIF" assessed deposits, and the direct impact on the Bank of the New Act was not material in 1996. Among other things, the New Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The New Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The New Act also provides that, beginning in 1997, institutions with deposits insured by the BIF, as well as those with SAIF insured deposits, will be responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or Bancorp.

     The New Act also simplifies the regulatory approval process for new activities of banks and bank holding companies, and reduces a number of other regulatory burdens. None of these changes is expected to have a significant effect on the Bancorp or the Bank.

     Bank Secrecy Act Compliance. In the fourth quarter of 1996, the Bank
     ---------------------------
learned that it had not fully complied with certain requirements of the federal Bank Secrecy Act and related regulations, including obligations to monitor and file reports of certain types of currency transactions. Financial institutions that fail to comply with the requirements of the Bank Secrecy Act may be subject to penalties, including civil money penalties. It is not now known whether such penalties or any other action will be sought against the Bank in connection with its noncompliance, or, if they are, the amount or nature of such penalties. Management believes that the Bank is now in compliance with its current reporting obligations under the Bank Secrecy Act, and is in discussion with appropriate federal regulatory authorities regarding the steps it has taken and plans to take to remedy its past noncompliance. See "Note 24 - Contingencies" of the Notes to the Consolidated Financial Statements on page 46 of the Annual Report.

     Regulatory Capital Requirements.  The Federal Reserve and the OCC have
     -------------------------------
established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the Federal Reserve and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

     In July 1996, the federal bank regulatory agencies, including the OCC, issued a joint policy statement regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the OCC's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The OCC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

     The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1996, the Bank was well-capitalized as defined in the OCC's regulations.

     For information regarding Bancorp's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Management--Regulatory Capital Requirements" on page 26 of the Annual Report and "Note 22 - Regulatory Matters" of the Notes to the Consolidated Financial Statements on pages 45 and 46 of the Annual Report.

Competition

     The Bank competes within its market area with numerous bank subsidiaries of larger bank holding companies, including the subsidiaries of regional and national bank holding companies with principal operations in states other than Maryland. It also competes with numerous independent banks, savings associations, credit unions, and various other nonbank financial companies.

     The banking business in Maryland generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

     In addition to competing with other commercial banks and savings associations, commercial banks such as the Bank compete with nonbank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with mutual funds. These mutual funds have provided substantial competition to banks for deposits, and it is anticipated they will continue to do so in the future.

     The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The effect of these provisions of the Holding Company Act may be to increase competition within the State of Maryland among banking and savings associations located in Maryland and from banking companies located anywhere in the country.

     Federal banking laws also authorize the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks adopts a law after the date of enactment of such Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. In 1995, however, the State of Maryland acted to authorize interstate mergers by enacting legislation that allows out-of-state financial institutions to merge with Maryland banks and to establish branches in Maryland, subject to certain limitations. Maryland previously had enacted reciprocal interstate banking statutes that authorized interstate bank and savings association acquisitions. The effect of the federal and Maryland law may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from the major regional and national bank holding companies that acquire institutions in Maryland, many of which are larger than the Bank. The New Act, described above, also may increase competition by reducing the deposit insurance cost advantage on BIF insured deposits, such as those of the Bank, over SAIF insured deposits, and by making acquisitions of savings associations more attractive by resolving uncertainties over the costs of SAIF recapitalization.

Employees

     As of February 25, 1997, Bancorp and the Bank employed 388 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

Executive Officers

     The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.


Name                     Age (1)        Principal Position(s)
----                     -------        ---------------------

James R. Farmer            45           Senior Vice President of the Bank

James H. Langmead          47           Vice President and Treasurer of Bancorp and Senior
                                        Vice President and Chief Financial Officer of the
                                        Bank

Lawrence T. Lewis          48           Senior Vice President of the Bank

Stanley L. Merson          40           Senior Vice President of the Bank

Frank H. Small             50           Senior Vice President of the Bank


________________
(1)      At March 25, 1997

          The principal occupation(s) and business experience of each executive officer who is not a director for the last five years are set forth below.

          James R. Farmer became a Senior Vice President of the Bank in 1994. Prior to that, Mr. Farmer was Vice President of the Bank. Mr. Farmer has been employed by the Bank since 1979.

          James H. Langmead, CPA, became Vice President and Treasurer of Bancorp and Senior Vice President and Chief Financial Officer of the Bank in 1995.
Prior to that, Mr. Langmead was a Senior Vice President of the Bank (from January 1994), and Vice President and Controller of the Bank. Prior to joining the Bank in 1992, Mr. Langmead was Executive Vice President of the Bank of Baltimore.

          Lawrence T. Lewis began his employment with the Bank in 1996 as Senior Vice President. From January 1984 to December 1995, Mr. Lewis was a managing director of Clark Melvin Securities Corporation.

          Stanley L. Merson has been a Senior Vice President of the Bank since 1991 and was Vice President of the Commercial Loan Department prior to becoming Senior Vice President. Mr. Merson has been employed by the Bank since 1982.

          Frank H. Small became a Senior Vice President of the Bank in 1994. Prior to that, Mr. Small was Vice President of the Bank. Before joining the Bank in 1990, Mr. Small was Vice President in charge of branch operations at Equitable Bank, N.A.

Tabular Financial Information

          Loan Maturity Table. The following table sets forth information as of December 31, 1996, regarding the loan maturities and interest rate sensitivity for real estate-construction, commercial, and tax exempt loans (dollars in thousands).



                                                  1 or Less     Over 1-5       Over 5         Total
                                                  ---------     --------       ------         -----
Real Estate Construction.....................       $47,503      $   151      $      0      $ 47,654
Commercial...................................        48,538       18,828         1,101        68,467
Tax Exempt...................................             2           10            15            27
                                                    -------      -------      --------      --------
   Total ....................................       $96,043      $18,989      $  1,116      $116,148
                                                    =======      =======      ========      ========

Rate Terms:
 Fixed.......................................       $13,774      $18,067      $  1,101      $ 32,942
 Variable or adjustable......................        82,269          922            15        83,206
                                                   --------      -------       -------      --------
  Total......................................       $96,043      $18,989      $  1,116      $116,148
                                                   ========      =======       =======      ========


          Credit Loss Allowance Table. The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).



                                                             December 31,
                             -----------------------------------------------------------------------------
                                  1996            1995           1994            1993            1992
                             ---------------  -------------  -------------  ---------------  -------------
                                      Loan            Loan           Loan            Loan            Loan
                             Amount    Mix    Amount   Mix   Amount   Mix   Amount    Mix    Amount   Mix
                             ------  -------  ------  -----  ------  -----  ------  -------  ------  -----

Amount applicable to:
Real estate--mortgage......  $  425      72%  $  512    74%  $1,581    76%  $2,046      77%  $1,756    81%
Real estate--construction..     745       9       10     8       41     7       34       6       78     6
Consumer...................     193       6      181     6      136     6      324       5      353     6
Commercial.................   1,015      13      907    12      832    11    1,998      12       61     7
Tax exempt.................       0       0        0     0        0     0        0       0        0     0
Unallocated................   4,013            4,987          4,073          2,279           $1,965
                             ------           ------         ------         ------           ------
Total allowance for
     credit losses........   $6,391           $6,597         $6,663         $6,681           $4,213
                             ======           ======         ======         ======           ======


          The Company's policies and practices regarding the allowance for credit losses, including factors regularly analyzed by management in evaluating the sufficiency of the allowance, are disclosed in the discussion of Credit Risk Management on pages 26 and 27 and in Notes 1 and 6 of the Notes to the Consolidated Financial Statements beginning on page 34 of the Annual Report. (See also the discussion of loan portfolio composition and trends on pages 23 and 24 of the Annual Report.) The amount of unallocated allowance for credit losses decreased to 62.8% of the total allowance at December 31, 1996, from 75.6% a year earlier. The percentage was 61.1% at December 31, 1994. The size of the unallocated reserve at December 31, 1996 reflects management's assessment of actual loss residing in the loan portfolio which has not been specifically attributed to any category of loans. The size of the unallocated allowance at December 31, 1996 was influenced by the merger with Annapolis Bancshares, Inc., consummated on August 29, 1996. The amount of potential loss identified in the due diligence process with particular categories of loans in the existing Annapolis portfolio is expected to increase, and the unallocated portion decrease, as Bancorp continues to evaluate and manage this new portfolio.

          In establishing the amount of the allowance for credit losses, and allocating the allowance to particular categories of loans, management also considered the increase in the amount and percentage to total loans attributable to commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, and the resulting increase in large loans. The significance of these factors, which are believed to have contributed to the increase in both net charge-offs and nonperforming loans during 1996 compared to 1995, was mitigated by the Company's historical loss ratios and the continued concentration in types of credits considered to be of relatively low risk. Consideration of these and other factors, when balanced against each other, resulted in an unallocated allowance and in a total allowance which management deemed appropriate at December 31, 1996.

          The tabular financial information set forth on pages 18 through 29 of the Annual Report is incorporated herein by reference.

ITEM 2.   DESCRIPTION OF PROPERTY

                                    Airpark
                             7653 Lindbergh Drive
                         Gaithersburg, Maryland 20879
                                (301) 774-8408

                                   Annapolis
                               2024 West Street
                           Annapolis, Maryland 21401
                                (410) 266-3000

                                    Ashton
                                 1 Ashton Road
                            Ashton, Maryland 20861
                                (301) 774-8405

                                   Aspenwood
                             (Aspenwood Residents
                              and Employees Only)
                             14400 Homecrest Road
                         Silver Spring, Maryland 20906
                                (301) 774-8406

                                 Bedford Court
                           (Bedford Court Residents
                              and Employees Only)
                           3701 International Drive
                         Silver Spring, Maryland 20906
                                (301) 774-8407

                                   Bethesda
                             7126 Wisconsin Avenue
                           Bethesda, Maryland 20814
                                (301) 951-0800

                               Executive Offices
                             17801 Georgia Avenue
                             Olney, Maryland 20832
                                (301) 774-6400

                                 Burtonsville
                            3535 Spencerville Road
                         Burtonsville, Maryland 20866
                                (301) 774-8404

                                  Clarksville
                            12276 Clarksville Pike
                          Clarksville, Maryland 21029
                                (410) 531-2650

                                  Colesville
                          13300 New Hampshire Avenue
                         Silver Spring, Maryland 20904
                                (301) 774-8403

                                   Damascus
                               26250 Ridge Road
                           Damascus, Maryland 20872
                                (301) 253-0133

                                East Gude Drive
                             1601 East Gude Drive
                           Rockville, Maryland 20850
                                (301) 570-8330

                              Gaithersburg Square
                         596 A North Frederick Avenue
                         Gaithersburg, Maryland 20877
                                (301) 963-3600

                                    Layhill
                              14241 Layhill Road
                         Silver Spring, Maryland 20906
                                (301) 774-8406

                              Leisureworld Plaza
                           3801 International Drive
                         Silver Spring, Maryland 20906
                                (301) 774-8407

                                    Lisbon
                           710-N Lisbon Centre Drive
                           Woodbine, Maryland 21797
                                (410) 442-1878

                              Montgomery Village
                              9921 Stedwick Road
                      Montgomery Village, Maryland 20879
                                (301) 990-3800

                                     Olney
                             17801 Georgia Avenue
                             Olney, Maryland 20832
                                (301) 774-8402

                                   Rockville
                              611 Rockville Pike
                           Rockville, Maryland 20852
                                (301) 217-0555

                                 Sandy Spring
                          908 Olney-Sandy Spring Road
                         Sandy Spring, Maryland 20860
                                (301) 774-8401

                            Customer Service Center
                                (301) 774-8477
                                (800) 399-5919

ITEM 3.   LEGAL PROCEEDINGS

     Note 18 on page 43 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996, through solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

RECENT STOCK PRICES AND DIVIDENDS
(Dollars in thousands, except per share data)

Shareholders received quarterly cash dividends totaling $3,620 in 1996 and $2,755 in 1995. Regular dividends have been declared for ninety-six consecutive years. The Company has increased its dividends per share each year for the past sixteen years. Since 1991, dividends per share have risen at an annual compound growth rate of 15.5%, with an increase of 21.9% in 1996.

     Per share dividends, expressed as a percentage of earnings per share, were 33.1% in 1996 and 30.6% in 1995. The amount of dividends is established by the Board of Directors in consideration of operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

     Shares issued under the dividend reinvestment plan totaled 35,273 in 1996 and 35,300 in 1995.

     The number of common shareholders of record was approximately 2,400 as of February 10, 1997 compared to approximately 2,000 a year earlier.

     Shares of Sandy Spring Bancorp commenced trading on The Nasdaq Stock Market's National Market on April 17, 1996 under the trading symbol SASR. Since that date, the price information provided below reflects actual high and low sales prices as quoted on The Nasdaq Stock Market. Prior to April 17, 1996, sales prices reported below were based upon reports of broker transactions published by third parties and any other transactions known to the Company to have occurred in each quarter.


QUARTERLY STOCK INFORMATION
                                                  1996                                       1995
                                   ----------------------------------         ----------------------------------
                                   Stock Price Range        Per Share         Stock Price Range        Per Share
                                   -----------------                          -----------------
Quarter                            Low          High        Dividend          Low          High        Dividend
----------------------------------------------------------------------------------------------------------------
1st                                $35.00      $38.75         $0.18           $24.50      $26.25        $0.15
2nd                                 35.75       41.00          0.19            25.38       32.00         0.15
3rd                                 34.00       39.50          0.20            29.25       39.00         0.16
4th                                 31.25       34.75          0.21            35.00       39.00         0.18
----------------------------------------------------------------------------------------------------------------
Total                                                         $0.78                                     $0.64
                                                              =====                                     =====

     For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 11 -- "Stockholders' Equity" on page 40 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

HISTORICAL TRENDS IN FINANCIAL DATA 1992-1996(1)
(Dollars in thousands, except per share data)

                                                  1996         1995         1994         1993           1992
------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS (for the year):
  Interest income                               $ 66,621     $ 62,115     $ 51,578     $ 46,189     $ 48,177
  Interest expense                                30,233       29,342       21,496       19,793       23,129
    Net interest income                           36,388       32,773       30,082       26,396       25,048
  Provision for credit losses                        308          180          212        1,056        1,880
  Net interest income after provision
    for credit losses                             36,080       32,593       29,870       25,340       23,168
  Noninterest income                               6,547        4,478        4,189        4,870        4,656
  Noninterest expenses                            25,344       22,424       21,462       18,340       16,243
  Income before taxes and cumulative
    effect of accounting change                   17,283       14,647       12,597       11,870       11,581
  Income tax expense                               5,789        4,653        3,694        3,261        3,252
  Income before cumulative effect of
    accounting change                             11,494        9,994        8,903        8,609        8,329
  Cumulative effect of accounting change               0            0            0            0          744
  Net income                                      11,494        9,994        8,903        8,609        9,073
PER SHARE DATA:
  Net income                                    $   2.36     $   2.09     $   1.90     $   1.92     $   2.01(2)
  Dividends declared                                0.78         0.64         0.54         0.49         0.43
  Book value                                       19.70        18.04        15.72        15.63        13.39
FINANCIAL CONDITION (at year end):
  Assets                                        $978,595     $876,203     $830,834     $784,274     $675,418
  Deposits                                       806,341      743,592      700,340      676,422      602,073
  Loans                                          523,166      492,540      457,052      374,740      313,924
  Securities                                     361,806      290,786      309,622      314,283      285,120
  Stockholders' equity                            96,581       86,941       73,766       72,420       59,205
MEASUREMENTS (for the year):
  Return on average assets                          1.27%        1.18%        1.14%        1.23%        1.30%(2)
  Return of average equity                         12.81        12.37        12.24        13.55        16.95(2)
  Average equity to average assets                  9.90         9.57         9.28         9.10         7.65
  Dividends declared to net income                 33.05        30.62        28.42        25.52        21.39(2)

(1) Adjusted to give retroactive effect to a 2-for-1 stock split declared on March 29, 1995 and, except with respect to dividends declared per share, the acquisition of Annapolis Bancshares, Inc. on August 29, 1996, which was accounted for as a pooling of interests.

(2) Excludes the cumulative benefit recorded in 1992 from the change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION (Dollars in thousands, except per share data)

OVERVIEW

The Company's 1996 financial results and performance were favorable. During 1996, the Company recorded growth in core deposits, interest and noninterest revenues, and net income. Substantially all profitability measures showed improvement in 1996 when compared to 1995. At year-end 1996, capital remained well above minimum regulatory requirements.

     Also in 1996, Bancorp completed its second merger, when Annapolis Bancshares, Inc. was merged into Sandy Spring Bancorp and The Bank of Annapolis was merged into Sandy Spring National Bank. This transaction had little impact on consolidated earnings growth for 1996, after merger related expenses were recorded, but gives the Company opportunity for future growth in an attractive new market. This merger was accounted for as a pooling of interests. Accordingly, all financial data except dividend and stock price information have been retroactively restated to include the operations and position of Annapolis Bancshares.

     In December 1996, Sandy Spring National Bank completed the acquisition of an existing bank branch on Wisconsin Avenue in Bethesda from Bank of Maryland. This acquisition provides a new business base along the Route 355 corridor and is a natural extension of the Bank's branch system.

     For 1996, net earnings amounted to $11,494 ($2.36 per share) versus $9,994 ($2.09 per share) for 1995, a 15% increase. Return on average assets was 1.27% compared to 1.18% for 1995, and return on average equity was 12.81% versus 12.37% for 1995. Total deposits grew by 8.4% while loan growth amounted to 6.2%. Asset quality remains acceptable, as measured by net loans charged off and the level of problem assets continuing to indicate moderate levels of risk.

     The following more detailed discussion of our financial results is intended to give you the reader a clear and succinct view of the various significant components of our operating results and financial position. Please refer to the Selected Glossary and Abbreviations on page 29 for further definition of technical terms.


CHANGES IN NET INCOME PER COMMON SHARE
                                              1995 to 1996     1994 to 1995
---------------------------------------------------------------------------
Prior year net income per share                     $ 2.09          $ 1.90
  Change attributed to:
    Net interest income                               0.48            0.33
    Provision for credit losses                      (0.02)           0.00
    Noninterest income                                0.28            0.04
    Noninterest expenses                             (0.39)          (0.13)
    Income taxes                                     (0.04)          (0.01)
    Increased shares outstanding                     (0.04)          (0.04)
                                                    ------          ------
      Total                                           0.27            0.19
                                                    ------          ------
NET INCOME PER SHARE                                $ 2.36          $ 2.09
                                                    ======          ======

HISTORICAL TRENDS IN FINANCIAL DATA 1992-1996(1)
(Dollars in thousands, except per share data)

                                                  1996         1995         1994         1993           1992
------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS (for the year):
  Interest income                               $ 66,621     $ 62,115     $ 51,578     $ 46,189     $ 48,177
  Interest expense                                30,233       29,342       21,496       19,793       23,129
    Net interest income                           36,388       32,773       30,082       26,396       25,048
  Provision for credit losses                        308          180          212        1,056        1,880
  Net interest income after provision
    for credit losses                             36,080       32,593       29,870       25,340       23,168
  Noninterest income                               6,547        4,478        4,189        4,870        4,656
  Noninterest expenses                            25,344       22,424       21,462       18,340       16,243
  Income before taxes and cumulative
    effect of accounting change                   17,283       14,647       12,597       11,870       11,581
  Income tax expense                               5,789        4,653        3,694        3,261        3,252
  Income before cumulative effect of
    accounting change                             11,494        9,994        8,903        8,609        8,329
  Cumulative effect of accounting change               0            0            0            0          744
  Net income                                      11,494        9,994        8,903        8,609        9,073
PER SHARE DATA:
  Net income                                    $   2.36     $   2.09     $   1.90     $   1.92     $   2.01(2)
  Dividends declared                                0.78         0.64         0.54         0.49         0.43
  Book value                                       19.70        18.04        15.72        15.63        13.39
FINANCIAL CONDITION (at year end):
  Assets                                        $978,595     $876,203     $830,834     $784,274     $675,418
  Deposits                                       806,341      743,592      700,340      676,422      602,073
  Loans                                          523,166      492,540      457,052      374,740      313,924
  Securities                                     361,806      290,786      309,622      314,283      285,120
  Stockholders' equity                            96,581       86,941       73,766       72,420       59,205
MEASUREMENTS (for the year):
  Return on average assets                          1.27%        1.18%        1.14%        1.23%        1.30%(2)
  Return of average equity                         12.81        12.37        12.24        13.55        16.95(2)
  Average equity to average assets                  9.90         9.57         9.28         9.10         7.65
  Dividends declared to net income                 33.05        30.62        28.42        25.52        21.39(2)

(1) Adjusted to give retroactive effect to a 2-for-1 stock split declared on March 29, 1995 and, except with respect to dividends declared per share, the acquisition of Annapolis Bancshares, Inc. on August 29, 1996, which was accounted for as a pooling of interests.

(2) Excludes the cumulative benefit recorded in 1992 from the change in accounting for income taxes.

Sandy Spring Bancorp and Subsidiaries

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES/(1)/
(Dollars in thousands and tax-equivalent)

                                                            1996                                   1995
                                             -----------------------------------------------------------------------
                                               Average                   Yield/      Average                 Yield/
                                               Balance     Interest       Rate       Balance     Interest     Rate
--------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:(2)
  Real estate(3)                              $417,161      $37,866        9.08%    $400,176      $36,154     9.03%
  Consumer                                      28,600        2,682        9.38       26,710        2,437     9.12
  Commercial                                    62,999        6,125        9.72       54,677        5,320     9.73
  Tax exempt                                       169           16        9.65          479           63    13.15
                                              --------      -------                 --------      -------
    Total loans                                508,929       46,689        9.17      482,042       43,974     9.12
Securities:
  Taxable                                      250,763       15,062        6.01      234,354       13,769     5.88
  Nontaxable                                    65,847        5,005        7.60       65,696        5,177     7.88
                                              --------      -------                 --------      -------
    Total securities                           316,610       20,067        6.34      300,050       18,946     6.31
Interest-bearing deposits
  with banks                                     3,585          187        5.22          740           39     5.27
Federal funds sold                              25,319        1,342        5.30       15,252          872     5.72
                                              --------      -------                 --------      -------
    TOTAL EARNING
      ASSETS                                   854,443       68,285        7.99      798,084       63,831     8.00
Less: allowance for
  credit losses                                 (6,668)                               (6,647)
Cash and due from banks                         25,923                                24,188
Premises and equipment, net                     20,559                                17,019
Other assets                                    12,305                                11,174
                                              --------                              --------
    Total Assets                              $906,562                              $843,818


LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
  demand deposits                             $ 96,940      $ 2,529        2.61%    $ 86,688      $ 2,263     2.61%
Regular savings deposits                        95,636        2,695        2.82      104,971        3,218     3.07
Money market
  savings deposits                             149,358        4,935        3.30      154,644        5,646     3.65
Time deposits                                  324,842       17,730        5.46      277,804       15,578     5.61
                                              --------      -------                 --------      -------
Total interest-bearing
  deposits                                     666,776       27,889        4.18      624,107       26,705     4.28
Short-term borrowings                           41,864        2,021        4.83       40,605        2,284     5.62
Long-term borrowings                             4,854          323        6.65        6,097          353     5.79
                                              --------      -------                 --------      -------
    TOTAL INTEREST-
      BEARING
      LIABILITIES                              713,494       30,233        4.24      670,809       29,342     4.37
                                                            -------        ----                   -------     ----
    Net interest income
      and spread                                           $ 38,052        3.75%                  $34,489     3.63%


  Noninterest-bearing
    demand deposits                            100,127                                90,260
Other liabilities                                3,231                                 1,987
Stockholders' equity                            89,710                                80,762
                                              --------                              --------
    Total liabilities and
      stockholders' equity                    $906,562                              $843,818
                                              --------                              --------

  Interest income/
    earning assets                                                          7.99%                             8.00%
  Interest expense/
    earning assets                                                          3.54                              3.68
                                                                            ----                              ----
    Net interest margin                                                     4.45%                             4.32%
                                                                            ====                              ====

                                              1994
                             -----------------------------------
                                 Average                 Yield/
                                 Balance     Interest     Rate
----------------------------------------------------------------
ASSETS
Loans:(2)
  Real estate(3)                $327,485      $27,046     8.26%
  Consumer                        20,357        1,765     8.67
  Commercial                      45,241        3,785     8.37
  Tax exempt                         611           77    12.60
                                --------      -------
    Total loans                  393,694       32,673     8.30
Securities:
  Taxable                        258,102       14,299     5.54
  Nontaxable                      75,136        5,911     7.87
                                --------      -------
    Total securities             333,238       20,210     6.06
Interest-bearing deposits
  with banks                       1,028           38     3.70
Federal funds sold                13,948          549     3.94
                                --------      -------
    TOTAL EARNING
      ASSETS                     741,908       53,470     7.21
Less: allowance for
  credit losses                   (6,841)
Cash and due from banks           22,730
Premises and equipment, net       16,239
Other assets                      10,332
                                --------
    Total Assets                $784,368
                                --------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
  demand deposits               $ 87,591      $ 2,293     2.62%
Regular savings deposits         115,839        3,525     3.04
Money market
  savings deposits               183,949        5,641     3.07
Time deposits                    199,448        8,573     4.30
                                --------      -------
Total interest-bearing
  deposits                       586,827       20,032     3.41
Short-term borrowings             28,973        1,175     4.06
Long-term borrowings               5,149          289     5.61
                                --------      -------
    TOTAL INTEREST-
      BEARING
      LIABILITIES                620,949       21,496     3.46
                                              -------    -----
    Net interest income
      and spread


  Noninterest-bearing
    demand deposits               90,238
Other liabilities                    427
Stockholders' equity              72,754
                                --------
    Total liabilities and
      stockholders' equity      $784,368
                                ========

  Interest income/
    earning assets                                        7.21%
  Interest expense/
    earning assets                                        2.90
                                                         -----
    Net interest margin                                   4.31%
                                                         =====

(1) Income and yields are presented on a tax-equivalent basis using the maximum applicable federal income tax rate.
(2) Nonaccrual loans are included in the average balances.
(3) Includes residential mortgage loans held for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

NET INTEREST INCOME

Net interest income for 1996 was $36,388, representing an increase of $3,615 or 11.0% from 1995. An 8.9% rise was achieved in 1995, compared to 1994, resulting in net interest income of $32,773, up from $30,082. On a tax-equivalent basis, net interest income amounted to $38,052 in 1996, representing a 10.3% annual rise, and $34,489 in 1995, representing a 7.9% annual rise, preceded by $31,974 in 1994.

     Since net interest income is the most important category of earnings, performance in this area is emphasized by management. The analysis of net interest income performance presented in the "Consolidated Average Balances, Yields and Rates" table shows a 1996 net interest margin of 4.45%, up 13 basis points, compared to 1995. The net interest margin for 1995 of 4.32% was essentially the same as for 1994. The table entitled "Effect of Volume and Rate Changes on Net Interest Income" shows that the increases in net interest income during 1996 and 1995, compared to each prior year, were primarily driven by increases in the volumes of earning assets.

EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
                                                            1996 vs. 1995                               1995 vs. 1994
                                            --------------------------------------------------------------------------------------
                                            Increase or        in Average: (1)(2)       Increase or        in Average: (1)(2)
                                                            ----------------------                      ----------------------
(Tax-equivalent basis)                      (Decrease)      Volume            Rate      (Decrease)      Volume            Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest income from
  earnings assets:
    Loans                                    $2,715        $2,464            $ 251         $11,301       $ 7,837         $3,464
    Taxable securities                        1,293           981              312            (530)       (1,363)           833
    Nontaxable securities                      (172)           12             (184)           (734)         (744)           (10)
    Other investments                           618           687              (69)            324            42            282
                                             ------                                        -------
      Total interest income                   4,454         4,503              (49)         10,361         4,230          6,131
Interest expense on funding
  of earnings assets:
    Interest-bearing demand deposits            266           268               (2)            (30)          (24)            (6)
    Regular savings deposits                   (523)         (274)            (249)           (307)         (333)            26
    Money market savings deposits              (711)         (188)            (523)              5          (976)           981
    Time deposits                             2,152         2,578             (426)          7,005         3,945          3,060
    Borrowings                                 (293)            1             (294)          1,173           632            541
                                             ------                                         -------
      Total interest expense............        891         1,829             (938)          7,846         1,833          6,013
                                             ------        ------            -----         -------       -------         ------
      Net interest income...............     $3,563        $2,674            $ 889         $ 2,515       $ 2,397         $  118
                                             ======        ======            =====         =======       =======         ======

(1) Variances are computed on a line-by-line basis and are non-additive.
(2) Combined rate/volume variances, a third element of the calculation, are allocated to the volume and rate variances based on their relative size.

Interest Income

The Company's tax-equivalent interest income increased by 7.0% or $4,454 in 1996, compared to 1995, as a result of a 7.1% or $56,359 increase in average earning assets accompanied by a modest decline in average yield earned on those funds. During 1996, average loans, yielding 9.17%, rose $26,887 or 5.6%. Average commercial loans increased by 15.2% or $8,322 in 1996. Management has targeted commercial loans for growth, in part because they produce the highest rate (average yield of 9.72% for 1996) of any major category of earning assets. However, lower yielding average securities (yielding only 6.34%), increased $16,560 in 1996, representing virtually the same percentage rise as achieved for average loans. Less significantly, federal funds sold, which are short-term investments primarily benefitting liquidity, increased $10,067 or 66.0%, and earned an average yield of 5.30% for 1996. The Company generated a greater amount of interest income in 1996 in the face of stiff industrywide competition with banks and nonbanking entities for desirable lending opportunities.

     Tax-equivalent interest income increased 19.4% or $10,361 in 1995, compared to 1994, due to the combination of higher average earning assets, up 7.6%, and higher average yield earned, up 79 basis points. However, when higher funding costs are taken into consideration, the resulting interest rate spread achieved on those earning assets declined 12 basis points in 1995 versus 1994.

Interest Expense

Interest expense increased $891 or 3.0% in 1996 compared to 1995, attributable to the offsetting effects of 6.4% or $42,685 greater average interest-bearing liabilities and a 13 basis point decline in the average rate paid for those funds. Most of the rise in interest-bearing funds was generated by deposit growth of 6.8% or $42,669. By contrast, average interest free funding of earning assets increased 10.7% or $13,674 over the same period, primarily due to a rise in demand deposits attributable in part to the introduction of a new product around mid-year. By far, the largest increase in interest-bearing

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

deposits occurred in average time deposits, which were 16.9% or $47,038 above 1995, and comprised the most expensive deposit type, paying an average rate of 5.46% in 1996, compared to 4.18% for all interest-bearing deposits. In addition, the average rate paid on time deposits declined only 15 basis points in 1996, compared to 1995, much less than declines recorded by most other deposit and borrowing categories.

     In 1995, interest expense increased significantly more than interest income, rising 36.5% or $7,846, reflecting the effects of a 91 basis point rise in average rate on 8.0% higher average interest-bearing liabilities.

Interest Rate Performance

Interest rate performance has been relatively stable over the past three years. The same interest rate spread was achieved in 1996 and 1994, with a small decline in 1995. The net interest margin increased slightly in 1996, after remaining virtually the same the prior two years. The change in margin was due to the beneficial effects of the higher level of interest-free funding of earning assets in 1996 than in 1995 as well as to growth in interest-bearing deposits at favorable interest spreads. By maintaining, and then improving, its net interest margin from 1994 to 1996, the Company has been able to preserve, and then enhance, its net interest income performance during a period of significant growth.

NONINTEREST INCOME

Total noninterest income rose 46.2% or $2,069 to $6,547 in 1996 from $4,478 in 1995. An increase of 6.9% or $289 was posted for 1995 versus 1994.

     Securities gains totaled $30 in 1996 as compared with securities losses of $279 in 1995 and $84 in 1994. The sale of available-for-sale debt securities generated net losses of $66 for 1996 compared with $89 in net gains from sales of available-for-sale equity securities and $7 in net gains from securities calls, maturities and paydowns. During 1995, the sale of available-for-sale debt securities generated $277 in net losses, while calls, maturities and paydowns generated $2 in net losses.

     Service charges on deposit accounts increased 15.4% or $395 during 1996. In 1995, an increase of 9.4% or $221 was realized. Management continuously monitors the service fee structure and makes changes where appropriate.

     Mortgage banking operations generated $825 in gains on loan sales of $56,457 in 1996 as management placed great emphasis upon originations and sales of residential mortgage loans in the secondary market at a profit margin, versus building a mortgage portfolio on the Company's books. By comparison, gains of $244 were realized on loan sales of $19,246 during 1995, and $175 in gains were realized on loan sales of $15,476 in 1994.

     Other noninterest income rose 40.3% or $784 in 1996 over 1995, with fees from trust services, mutual funds and annuities increasing 44.2% or $385. Newer fee based businesses, credit cards and debit cards (new in 1996), generated another $118 in additional income during 1996, compared to 1995, and other fee income increased 23.8% or $143. Among nonrecurring items, sales of other real estate owned were responsible for $147 of the overall rise in other noninterest income, while asset dispositions during 1996 versus 1995 resulted in net losses of $47. Other noninterest income increased 11.1% or $194 in 1995 over 1994, attributable in large part to fees for trust services, which rose 20.8% or $131, and to gains on sales of student loans, which generated $131 in additional income.

NONINTEREST EXPENSES

Noninterest expenses increased 13.0% or $2,920 in 1996 over 1995 and 4.5% or $962 in 1995 over 1994. However, nonrecurring expenses significantly affected these changes, reducing the size of the core increase in noninterest expenses by $750 in 1996, compared to 1995, and by $342 in 1995, compared to 1994. Items of nonrecurring expenses included an industry-wide FDIC insurance premium reduction enacted in 1995, which effectively reduced noninterest expenses by $814 in 1996 and $692 in 1995, and merger related costs associated with the acquisition of Annapolis Bancshares, Inc., which increased noninterest expenses in 1996 by $724, along with costs of conversion to a new data processing center in 1995 and early retirement benefits extended to certain long-term employees in 1995 and 1994. Excluding nonrecurring items, increases in core noninterest expenses amounted to 17.5% or $3,670 in 1996 compared with an increase of 6.6% or $1,304 for 1995.

     Salaries and employee benefits increased 13.5% or $1,721 in 1996 and 6.4% or $767 in 1995. Excluding nonrecurring items, an increase of 14.8% or $1,842 was realized in 1996 compared with an increase of 6.6% or $766 for 1995. The increase for 1996 was, for the most part, due to growth in staff, including staffing for two new branches, and an expanded incentive program called "Stakeholder" which relates compensation throughout the business to the Company's performance as measured against key performance indicator goals. Quarterly "Stakeholder" payouts amounted to $479 in 1996. The increase in salary and benefit costs for 1995 was due significantly to merit increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

     The Company's net income, as measured on a per employee basis, continue to grow, which is favorable. The ratio of net income per average full-time-equivalent employee was $33 for 1996, $31 for 1995 and $29 for 1994. Average full-time equivalent employees increased in 1996 by 8.8% to 346, compared to 318 for 1995 and 310 for 1994. The increase in average full-time equivalent employees is largely a reflection of the Company's expansion over the period.

     All other noninterest expenses increased 12.4% or $1,199 in 1996 and increased 2.1% or $195 in 1995. Excluding nonrecurring expenses, an increase of 21.4% or $1,828 was realized in 1996 compared with an increase of 6.7% or $538 for 1995. The increase for 1996 included a 95.7% or $560 rise in marketing expenses due to intensified marketing associated with entry into new markets, 40.9% or $322 higher data services costs, reflecting growth and conversion to a new provider with expanded capabilities in late 1995, a 58.1% or $291 increase in building and grounds maintenance attributable to the merger, new branches and maintenance of existing facilities, and a 100.0% or $181 rise in attorneys' fees, in large part associated with merger activity, partially offset by a $370 increase in rental income which is netted against rental expenses. The increase for 1995 included increases in equipment expenses, primarily depreciation charges and software expenses, and in marketing expense, supply expenses, and data services costs.

Operating Expense Performance

Management believes that the net overhead ratio (lower ratios indicate improved productivity), which expresses the level of net operating expenses (noninterest expenses less noninterest income) as a percentage of tax-equivalent net interest income, is a good measure of overall operating expense performance and cost management. During 1996, the Company's net overhead ratio was 49.4%, compared to ratios of 52.0% achieved in 1995 and 54.0% in 1994. Ratios close to 50% are considered desirable.

PROVISION FOR INCOME TAXES

Income tax expense amounted to $5,789 in 1996, compared with $4,653 in 1995 and $3,694 in 1994. The Company's effective tax rate for 1996 was 33.5%, compared with 31.8% in 1995 and 29.3% in 1994. The increase in effective tax rate has been due primarily to a decline in the nontaxable component of income before taxes each year. During 1996, the Company's taxable income surpassed $10,000, triggering an increase in the applicable corporate tax rate from 34% to 35%. This increased rate resulted in additional income tax expense of $24 for 1996 on taxable earnings in excess of $10,000.

BALANCE SHEET ANALYSIS

During 1996, the Company's size, as measured by total assets, grew by $102,392 or 11.7%, to $978,595 at December 31, 1996 from $876,203 at December 31, 1995.
Earning assets at year end increased $97,977 or 12.0%, to $917,096 from $819,119. The rise in loans, a core business for commercial banks, amounted to $30,626 or 6.2% compared to a $71,020 or 24.4% increase in securities. On an average basis, however, total loans increased $26,887 or 5.6% versus a $16,560 or 5.5% increase in average total securities. The types and characteristics of the growth in loans is discussed in detail below.

LOANS

Real estate mortgage loans rose 3.4% to $376,205 in 1996. Included in this category are commercial mortgages, which increased 12.5% during 1996 and totalled $178,639 at December 31, 1996. These mortgages mainly consist of owner occupied properties where an established banking relationship exists. Home equity lines and home equity loans, types of real estate mortgages that permit homeowning consumers to leverage their equity and possibly receive an income tax deduction on the interest, increased 7.7% during 1996 to $65,420 at year end. One to four family residential loans, down 11.5% in 1996, represented $116,444 of the real estate mortgage portfolio at December 31, 1996. This represents an increased emphasis by the Company on mortgage banking, where most residential mortgage loan production is sold in the secondary market rather than being maintained as a loan asset. In this type of business, the bank serves as the customer service and delivery channel for investors, while continuing to meet the needs of area residents for funds to finance their homes. Other real estate mortgages, including primarily residential lot loans, collectively rose 23.1% to $15,702.

     Real estate construction loans increased 14.2% to $47,654 from 1995, attributable to a substantial rise in residential construction activity. The Company conducts its commercial construction lending in the markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.

     The consumer loan portfolio rose 7.1% to $30,813 at December 31, 1996. In recent years, much of consumer lending has shifted from traditional installment credits into home equity lines and credit cards. During 1996, the Company achieved a 6.6% increase in home equity lines, which are included above in real estate mortgage loans. Credit cards, introduced in 1995, are showing growth, more than doubling in 1996 to an outstanding balance of $1,321 at year end.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Consumer lending continues to be important to the full service community banking business conducted by the Company despite a smaller balance sheet presence in recent years.

     Commercial loans advanced the most among the major categories on a percentage basis, up 18.6% to $68,467 during 1996. For the most part, these are loans to a diverse cross-section of small to mid-size local businesses, many of whom are existing customers of the Company. These types of banking relationships are a natural fit for the Company, which is experienced in serving and lending to this market segment and has knowledge of the marketplace through its community roots and involvement. The Company continues to place special emphasis on this part of its loan portfolio in its business planning.

Analysis of Loans

The following table presents the trends in the composition of the loan portfolio over the previous five years.

                                                                                   December 31,
                                                         ------------------------------------------------------------
                                                           1996        1995            1994        1993        1992
---------------------------------------------------------------------------------------------------------------------
Real estate -- mortgage(1)                               $376,205    $363,927        $345,547    $286,542    $252,706
Real estate -- construction(2)                             47,654      41,725          31,853      21,770      18,592
Consumer                                                   30,813      28,762          28,892      19,352      17,906
Commercial                                                 68,467      57,718          50,224      46,405      23,477
Tax exempt                                                     27         408             536         671       1,243
                                                         --------    --------        --------    --------    --------
 TOTAL LOANS                                             $523,166    $492,540        $457,052    $374,740    $313,924
                                                         ========    ========        ========    ========    ========

(1) Consists of fixed and adjustable rate first and second home mortgage loans, home equity lines of credit and commercial mortgage loans.
(2) Includes both residential and commercial properties.

Securities

The investment portfolio, in the aggregate, increased 24.4% or $71,020 during 1996 to $361,806 at December 31, 1996 from $290,786 at December 31, 1995.
Investments are managed to generate interest revenue, provide liquidity and achieve asset/liability management goals. During 1996, funds provided by the increase in deposits exceeded the increase in the loan portfolio, and the excess was invested primarily in securities. A significant portion of the rise in investments occurred toward the end of 1996, when funds were borrowed from the Federal Home Loan Bank of Atlanta and invested in securities at a favorable interest rate spread in order to leverage the balance sheet and enhance the return on shareholders' equity (see discussion on page 25 in "Deposits and Short-term Borrowings" section). On an average basis, aggregate investments rose 5.5% during 1996, compared to 1995.

Analysis of Securities

The composition of Securities at December 31 for each of the latest three fiscal years was:

                                           1996        1995        1994
-------------------------------------------------------------------------
AVAILABLE-FOR-SALE(1)
 U.S. Treasury                           $ 26,940    $ 15,991    $ 23,272
 U.S. Agency                              145,275      70,106      23,579
 State and municipal                       26,628      35,330      39,836
 Corporate debt obligations                 1,483       2,458       3,260
 Mortgage-backed securities(2)             31,876      40,282      37,307
 Marketable equity securities               2,221       1,786         518
                                         --------    --------    --------
    Total                                 234,423     165,953     127,772
HELD-TO-MATURITY AND OTHER EQUITY
 U.S. Treasury                                  0         500       1,499
 U.S. Agency                               42,932      40,185      79,816
 State and municipal                       37,152      30,522      29,717
 Mortgage-backed securities(2)             42,188      48,579      65,902
 Certificates of deposit                        0         100           0
 Other equity securities                    5,111       4,947       4,916
                                         --------    --------    --------
    Total                                 127,383     124,833     181,850
                                         --------    --------    --------
TOTAL SECURITIES(3)                      $361,806    $290,786    $309,622
                                         ========    ========    ========

(1) At estimated fair value.
(2) Mortgage-backed securities are either issued by a federal agency or are secured by U.S. Agency collateral and therefore are believed to be high-quality.
(3) The outstanding balance of no single issuer, except for the U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 1996, 1995 or 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

     Maturities and weighted average yields for investments available-for-sale and held-to-maturity at December 31, 1996, are shown below:

                                                                   Years to Maturity
                                ---------------------------------------------------------------------------------------
                                    Within                   Over 1                  Over 5                Over
                                      1                     through 5              through 10               10
                                ---------------------------------------------------------------------------------------
                                 Amount     Yield      Amount       Yield      Amount      Yield     Amount      Yield
-----------------------------------------------------------------------------------------------------------------------
INVESTMENTS
 AVAILABLE-FOR-SALE(1)
 U.S. Treasury                   $12,996       5.61%    $ 13,957      5.63%    $     0         0%     $    0         0%
 U.S. Agency                       8,998       5.55      131,520      6.16       4,999      6.78           0         0
 State and municipal(2)            4,374       8.18       19,639      7.68       2,264      6.61           0         0
 Corporate debt obligations            0          0          500      5.76       1,000      5.65           0         0
 Mortgage-backed
  securities                       3,061       6.18       16,553      5.93       9,734      6.06       2,847      6.74
                                 -------                --------               -------               -------
   Total debt securities         $29,429       6.03%    $182,169      6.26%    $17,997      6.31%    $ 2,847      6.74%
                                 =======                ========               =======               =======
 Marketable equity securities

   TOTAL INVESTMENTS
    AVAILABLE-FOR-SALE

INVESTMENTS HELD-
 TO-MATURITY
 U.S. Agency                     $     0          0%     $20,090      5.86%    $ 9,320      7.04%    $13,522      7.93%
 State and municipal(2)                0          0       18,113      7.51      18,439      7.02         600      7.79
 Mortgage-backed
  securities                      12,926       6.32       29,262      6.89           0         0           0         0
                                 -------                --------               -------                ------
   TOTAL INVESTMENTS
    HELD-TO-MATURITY             $12,926       6.32%    $ 67,465      6.75%    $27,759      7.03%    $14,122      7.92%
                                 =======                ========               =======               =======
----------------------------------------------------
                                   TOTAL      YIELD
----------------------------------------------------
INVESTMENTS
 AVAILABLE-FOR-SALE(1)
 U.S. Treasury                    $ 26,953    5.63%
 U.S. Agency                       145,517    6.14
 State and municipal(2)             26,277    7.68
 Corporate debt obligations          1,500    5.69
 Mortgage-backed
  securities                        32,195    6.07
                                  --------
   Total debt securities           232,442    6.24%

 Marketable equity securities          470
                                  --------
   TOTAL INVESTMENTS
    AVAILABLE-FOR-SALE            $232,912
                                  ========
INVESTMENTS HELD-
 TO-MATURITY
 U.S. Agency                      $ 42,932    6.76%
 State and municipal(2)             37,152    7.28%
 Mortgage-backed
  securities                        42,188    6.76%
                                  --------
   TOTAL INVESTMENTS
    HELD-TO-MATURITY              $122,272    6.92%
                                  ========

(1) Amounts shown at amortized cost without market value adjustments required by FASB 115 (see Notes 1 and 4 of Notes to the Consolidated Financial Statements).
(2) The yields on state and municipal securities have been calculated on a tax-equivalent basis using the maximum applicable federal income tax rate.

Other Earning Assets

Residential mortgage loans held for sale increased 69.0% or $3,260 in 1996. Originations and sales of these loans, and the resulting gains on sales, increased substantially as presented on the Consolidated Statements of Cash Flows, reflecting the change to a mortgage banking philosophy of residential mortgage lending.

     The aggregate of federal funds sold and interest-bearing deposits with banks decreased 22.3% or $6,929 in 1996.

Deposits and Short-term Borrowings

Total deposits increased 8.4% or $62,749 during 1996 to $806,341 at December 31, 1996 from $743,592 at December 31, 1995. Noninterest-bearing deposits increased 22.0% or $21,077, attributable primarily to growth in commercial checking balances and the introduction of a "free" checking account product around mid-year. Interest-bearing deposits increased 6.4% or $41,672 in 1996, with the majority of the rise occurring in time deposits for amounts less than $100,000.

     Short-term borrowings increased 95.7% or $33,323 in 1996 to $68,127 at December 31, 1996 from $34,804 at December 31, 1995. Borrowings from the Federal Home Loan Bank of Atlanta increased $17,200, reflecting funds borrowed late in the year and invested in securities in order to leverage the balance sheet and enhance the shareholders' return on investment. Repurchase agreements, the other major category of short-term borrowings, increased 44.6% or $13,639, due primarily to an increase in sweep accounts associated with cash management services to commercial customers.

CAPITAL MANAGEMENT

During 1996, stockholders' equity increased 11.1% or $9,640 to $96,581 at December 31, 1996 from $86,941 at December 31, 1995. The increase for 1996 was, for the most part, due to internal capital generation, which represents net earnings less dividends as a percent of average equity. The resulting internal capital generation rate was 8.7% for 1996, compared with 8.8% for 1995 and 9.0% for 1994. The amount of the increase in stockholders' equity attributable to internal capital generation was $7,776 in 1996, $7,096 in 1995 and $6,528 in 1994. External capital formation from dividend reinvestment, the exercise of warrants, and employee stock purchases under the Company's stock option and profit sharing plans totaled $1,741 in 1996, $2,379 in 1995 and $1,063 in 1994. The ratio of average equity to average assets amounted to 9.90% for 1996, compared with 9.57% for 1995 and 9.28% for 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Regulatory Capital Requirements

The Company achieved a total risk-based capital ratio of 17.56% at December 31, 1996, compared to 17.67% at December 31, 1995, a Tier 1 risk-based capital ratio of 16.44% compared to 16.42%, and a capital leverage ratio of 10.38% compared to 10.09%. A discussion of these quantitative measures of capitalization and the regulatory capital requirements which pertain to them, along with a presentation of the Company's and the Bank's capital and ratios compared to the various regulatory standards, appears in Note 22 of the Notes to the Consolidated Financial Statements. At December 31, 1996, the Company and its banking subsidiary exceeded all capital requirements and were considered to be "well-capitalized" under regulatory definitions.

     Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets, in order to determine the appropriate capital levels and the action needed, if any, to preserve capital adequacy.

CREDIT RISK MANAGEMENT

The allowance for credit losses is a valuation reserve established by management in an amount it deems adequate to absorb losses on loans which may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level. Management records provisions for credit losses in order to increase the allowance to the level it deems adequate. Loan charge-offs decrease the allowance. Management believes that the allowance for credit losses is adequate.

     The level of nonperforming loans increased to $4,655 (.89% of year-end loans) at December 31, 1996 from $898 (.18% of year-end loans) at December 31, 1995, due to increases in nonaccrual loans and loans which are past due 90 days or more. The rise in nonaccruals involved loans to a single borrower which management believes will be collected in full during 1997. The increase in loans reported as 90 days or more past due was attributable primarily to the inclusion of credit line expirations at December 31, 1996, which were not included in prior years, and to Annapolis Bancshares credits, which became subject to the Company's more stringent loan review and classification practices subsequent to the merger. It is anticipated that many of the expired lines of credit, which are still current as to principal and interest payments, will be renewed or otherwise return to performing status. The Company also had an increase in loans 90 or more days past due associated with growth and diversification of the loan portfolio. The allowance for credit losses represented 137% of nonperforming loans at December 31, 1996, compared to coverage of 735% a year earlier, with the change attributable to an increase in the level of nonperforming loans. Significant variation in the coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. There were no real estate owned properties at December 31, 1996 as compared to a modest $47 at December 31, 1995. The balance of impaired loans was $1,280 at December 31, 1996 and the reserve on these loans was $127. There were no impaired loans at December 31, 1995. Although $590 of loans were classified as being in nonaccrual status at December 31, 1995, the insignificant delay of projected payments caused the loans not to be classified as impaired.

     The major concentrations of credit risk for the Company arise by customer location, because it operates only in three counties in the State of Maryland, and by loan portfolio composition. Real estate secured credits represented 81.0% of total loans at December 31, 1996, and 82.4% at December 31, 1995. In the past, the Company has experienced low loss levels, especially in real estate secured loans, through various economic cycles and conditions. The risk of the Company's real estate loan concentration is mitigated by the nature of real estate collateral, the Bank's substantial experience in most of its markets and its intention to maintain risk averse lending practices.

     The provision for credit losses charged against earnings was $308 in 1996 compared with $180 in 1995, an increase of 71.1%. The provision was $211 in 1994. In each year, net charge-offs exceeded the provision for credit losses. The ratio of net charge-offs to average loans was .10% in 1996, compared to .05% in 1995 and .06% in 1994. The allowance for credit losses was decreased to $6,391 (1.22% of year-end loans) at December 31, 1996 from $6,597 (1.34% of year-end loans) at December 31, 1995. The allowance has been maintained at levels believed consistent with the increased risk potential inherent in the increase in the amount and percentage to total loans attributable to commercial and commercial real estate loans (see the discussion of loan growth earlier in this report), which are viewed as entailing greater risk than certain other categories of loans, and the associated increase in large loans, as balanced against other factors, as described above. For additional discussion of the allowance for credit losses, see Note 1 of the Notes to the Consolidated Financial Statements.


Analysis of Credit Risk
Activity in the allowance for credit losses for the preceding five years ended December 31 is shown below:

                                                                   1996       1995          1994          1993       1992
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                $6,597     $6,663        $6,681        $4,213     $2,957
Provision for credit losses                                          308        180           211         1,057      1,880
Allowance from merger transaction                                      0          0             0         1,158          0
Loan charge-offs:
  Real estate - mortgage                                              (3)       (33)         (135)            0       (506)
  Real estate - construction                                           0          0             0             0          0
  Consumer                                                          (143)      (209)          (32)         (104)      (243)
  Commercial                                                        (469)      (507)         (342)          (29)       (76)
                                                                  ------     ------        ------        ------     ------
    Total charge-offs                                               (615)      (749)         (509)         (133)      (825)
Loan recoveries:
  Real estate - mortgage                                               0        153            16            54          0
  Real estate - construction                                           0          0             0             0          5
  Consumer                                                            37         30            40            79         61
  Commercial                                                          64        320           224           253        135
                                                                  ------     ------        ------        ------     ------
    Total recoveries                                                 101        503           280           386        201
                                                                  ------     ------        ------        ------     ------
Net recoveries (charge-offs)                                        (514)      (246)         (229)          253       (624)
                                                                  ------     ------        ------        ------     ------
BALANCE, DECEMBER 31                                              $6,391     $6,597        $6,663        $6,681     $4,213
                                                                  ======     ======        ======        ======     ======
Net charge-offs to average loans                                    0.10%      0.05%         0.06%            *       0.19%
Allowance to total loans                                            1.22%      1.34%         1.46%         1.78%      1.34%

* The Company had net recoveries in 1993.

   The following table presents nonperforming assets for a five year period:


                                                                                       December 31,
                                                                 ----------------------------------------------------------
                                                                   1996       1995          1994          1993       1992
---------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans/(1)/                                             $1,291     $  590        $  866        $2,969     $  508
Loans 90 days past due                                             3,337        272           832           517        953
Restructured loans                                                    27         36            44           394          0
                                                                  ------     ------        ------        ------     ------
  Total nonperforming loans/(2)//(3)/                              4,655        898         1,742         3,880      1,461
Other real estate owned, net                                           0         47           277         1,387        999
                                                                  ------     ------        ------        ------     ------
  TOTAL NONPERFORMING ASSETS                                      $4,655     $  734        $2,019        $5,267     $2,460
                                                                  ======     ======        ======        ======     ======
  NONPERFORMING ASSETS TO TOTAL ASSETS                              0.48%      0.11%         0.24%         0.67%      0.36%

/(1)/ Gross interest income that would have been recorded in 1996 if nonaccrual loans had been current and in accordance with their original terms was $192, while interest actually recorded on such loans was $89.

/(2)/ Those performing loans considered potential problem loans, as defined and identified by management, amounted to $3,440 at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact further operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

/(3)/ Installment loans past due by 90 days or more are included in the totals for the "loans 90 days past due" line in the table above and were immaterial at December 31, 1996 and 1995.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short- and long-term funding needs at December 31, 1996. Core deposits, considered to be stable funds sources and defined to include all deposits except time deposits of $100,000 or more, equaled 81.7% of total earning assets at December 31, 1996. In addition, substantial amortizing residential mortgage loans, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities, expected fundings of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)


     Internally generated funds on hand at December 31, 1996, consisting of cash and cash equivalents, interest-bearing deposits with banks, residential mortgage loans held for sale, maturities of investments held-to-maturity due within one year at fair value and investments available-for-sale, totalled $312,390 or 31.9% of total assets.

     The primary external source of liquidity available is a line of credit for $145,000 with the Federal Home Loan Bank of Atlanta of which $20,200 was outstanding at December 31, 1996. Core deposits increased by $56,862 during 1996, while loans grew by $30,626, so that borrowed funds were not required to support loan growth. As discussed previously in the section entitled "Deposits and Short-term Borrowings", Federal Home Loan Bank advances increased in 1996 due to management's desire to leverage the balance sheet at favorable interest spreads to enhance return on stockholder's equity.

     The Company's time deposits of $100,000 or more represented 7.1% of total deposits at December 31, 1996 and are shown by maturity in the table below.


                                                       Months to Maturity
                                        ------------------------------------------------
                                          3 or    Over 3     Over 6     Over
                                          less     to 6      to 12       12      TOTAL
----------------------------------------------------------------------------------------
Time deposits--$100,000 or more         $23,373   $9,735    $10,399    $13,667  $57,174
                                        =======   ======    =======    =======  =======

Interest Rate Sensitivity

The Bank's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 1996 is presented in the following table. As indicated in the note to the table, the data is based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates a moderate level of interest rate risk based on the Bank's having about 51% of its rate sensitive assets versus about 49% of its rate sensitive liabilities subject to maturity or repricing within a one year period from December 31, 1996 (termed GAP analysis). By managing to approximately match the dollar amount of assets and liabilities whose interest rates are subject to change, the Bank seeks to control the risk that a net interest margin decline would have a pronounced adverse impact on its revenues (net interest income). While the Bank's senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company's interest rate risk policies are guided by results of simulation analysis which takes into account more factors than does simple GAP analysis. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed quarterly interest rate risk profile is performed for ALCO and is reviewed with the Board of Directors.

     The Bank's Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of percentage change in net interest income and equity capital resulting from a hypothetical plus or minus 200 basis point change in U.S. Treasury interest rates for maturities from one month to thirty years. By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short term earnings, long term value, and liquidity. Measured from December 31, 1996, the simulation analysis indicates that the Bank's net interest income would decline by 8.1% over a twelve month period given a decline in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point decline in interest rates, is estimated to reduce the fair value of capital (as computed) by 18.5% as compared to a policy limit of 25%. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.

     In addition to the potential adverse impact that changing interest rates may have on the Bank's interest margin and operating results, potential adverse impacts on liquidity can occur as a result of changes in the estimated cash flows from investment, loan and deposit portfolios. The Bank manages this inherent risk by maintaining a sizeable portfolio of available for sale investments as well as a secondary source of liquidity from Federal Home Loan Bank advances.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands)


     The following schedule sets out the time frames from December 31, 1996 in which the Bank's rate sensitive assets and liabilities are subject to repricing:

                                             -----------------------------------------------------------
                                                0-90       91-365    Over 1-3     Over 3-5     Over 5
                                                Days        Days      Years        Years        Years
--------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
 Loans                                       $180,441    $ 92,100    $162,500    $ 47,186    $ 40,939
 Taxable securities                            72,898      78,826     105,662      18,349      15,555
 Nontaxable securities                          1,980       3,935      17,110      19,395      21,009
 Other investments                             42,023           0           0           0           0
                                             --------    --------    --------    --------    --------
   TOTAL                                      297,342     174,861     285,272      84,930      77,503
RATE SENSITIVE LIABILITIES:
 Noninterest-bearing demand deposits           11,711       3,513      42,159      42,159      17,566
 Interest-bearing demand deposits               5,936      17,808      47,487      27,701           0
 Regular savings deposits                       4,749      14,246      37,989      36,408       1,583
 Money market savings deposits                 13,974      41,922     111,794           0           0
 Time deposits                                107,022     146,882      67,733      16,235          28
 Short-term borrowings and other rate
  sensitive liabilities                        55,930      12,002       1,000           0       3,920
                                             --------    --------    --------    --------    --------
   TOTAL.................................     199,322     236,373     308,162     122,503      23,097
                                             --------    --------    --------    --------    --------
   CUMULATIVE GAP........................    $ 98,020    $ 36,508    $ 13,618    $(23,955)   $ 30,451
                                             ========    ========    ========    ========    ========
     As a percent of total assets               10.02%       3.73%       1.39%      (2.45)%      3.11%
   CUMULATIVE RATE SENSITIVE ASSETS
     TO RATE SENSITIVE LIABILITIES               1.49        1.08        1.02        0.97        1.03

NOTE: This analysis is based upon a number of significant assumptions including the following: Loans are repaid/rescheduled by contractual maturity and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. In order to reflect the temporary seasonal influx of noninterest-bearing demand deposits at year end, which inflates short-term rate sensitive assets, such deposits in excess of their average balance for the year are shown in 0-90 days. Interest-bearing demand, regular savings and money market savings deposits are estimated to exhibit some rate sensitivity based on management's analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

SELECTED GLOSSARY AND ABBREVIATIONS

Basis Point: One hundredth of one percent. An increase in yield from 7.00% to 7.50% could be expressed as a change of 50 basis points.

Book Value Per Share: Total stockholders' equity divided by the number of shares of common stock outstanding at year-end.

Capital Leverage Ratio: Year-end core capital (stockholders' equity less intangibles and the net unrealized gain or loss on investments available-for-
  sale) as a percentage of average total assets for the fourth quarter.

The Company: Sandy Spring Bancorp, Sandy Spring National Bank of Maryland and
  Sandy Spring Insurance Corporation.

Internal Capital Generation Rate: The percent of return on average equity multiplied by the percent of earnings retained (net earnings less dividends).

Net Interest Margin: Fully tax-equivalent net interest income as a percentage of average earning assets.

Net Interest Spread: Fully tax-equivalent yield on earning assets less the average rate paid on interest-bearing liabilities.

Net Overhead Ratio: A measure of cost management and productivity. Net overhead
  (noninterest expenses less non-interest income) divided by fully tax-equivalent net interest income.

Nonperforming Assets: The sum of loans which are nonaccrual, 90 days past due or restructured and other real estate owned.

Return on Average Assets: Net income as a percentage of average total assets.

Return on Average Equity: Net income as a percentage of average total stockholders' equity.

Total Risk-based Capital Ratio: Qualifying regulatory capital (stockholders' equity less intangibles and the net unrealized gain or loss on investments available-for-sale, plus a portion of the allowance for credit losses) as a percentage of risk-adjusted total assets.

Tax-Equivalent Net Interest Income: Interest income, plus the addition of tax savings from nontaxable loans and investments, less interest expense.

Tier 1 Risk-based Capital Ratio: Regulatory core capital (stockholders' equity less intangibles and the net unrealized gain or loss on investments available-for-sale) as a percentage of risk-adjusted total assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 30 through 47 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions entitled "Election of Directors -- Information as to Nominees and Continuing Directors" on pages 3 through 5 of the Proxy Statement, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 15 and 16 of the Proxy Statement, and is hereby incorporated by reference.

     Information concerning the executive officers of Bancorp is included under the caption entitled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the compensation of Bancorp's directors and executive officers is included under the captions "Executive Compensation," "Report of the Human Resources Committee," and "Stock Performance Graph" on pages 6 through 14 of the Proxy Statement, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding beneficial ownership of Bancorp's common stock by certain beneficial owners and directors and executive officers of Bancorp is included under the caption "Stock Ownership of Management" on page 2 of the Proxy Statement and is hereby incorporated by reference.


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:


          Consolidated Balance Sheets at December 31, 1995 and 1996

          Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

          Notes to the Consolidated Financial Statements

          Report of Independent Auditors

     All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

     The following exhibits are filed as a part of this report:

Exhibit No.                 Description                              Incorporated by Reference to:
----------------------------------------------------------------------------------------------------------------
3(a)           Articles of Incorporation of Sandy Spring             Exhibit 3.1 to Form 10-Q for the Quarter
               Bancorp, Inc., as Amended                             Ended June 30, 1996, SEC File No. 0-
                                                                     19065.

3(b)           Bylaws of Sandy Spring Bancorp, Inc.                  Exhibit 3.2 to Form 8-K dated May 13,
                                                                     1992, SEC File No. 0-19065.


10(a)*         Sandy Spring Bancorp, Inc., Cash and Deferred         Exhibit 10(b) to Form 10-K for the year
               Profit Sharing Plan and Trust, as Amended             ended December 31, 1989, SEC File No. 0-
                                                                     19065, Exhibits 4.2, 4.3, 4.4, and 4.5 to
                                                                     Form S-8 and Post Effective Amendment
                                                                     No. 2 to Form S-8 Registration Statements
                                                                     No. 33-29316 and 33-48453, filed with the
                                                                     Securities and Exchange Commission on
                                                                     December 16, 1996.


10(b)*         Sandy Spring Bancorp, Inc. 1982 Incentive             Exhibit 10(c) to Form 10-Q for the quarter
               Stock Option Plan                                     ended June 30, 1990, SEC File No. 0-
                                                                     19065.

10(c)*         Sandy Spring Bancorp, Inc. 1992 Stock Option          Exhibit 10(i) to Form 10-K for the year
               Plan                                                  ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(d)*         Sandy Spring Bancorp, Inc. Amended and                Exhibit 4 to Registration Statement on
               Restated Stock Option Plan for Employees of           Form S-8, Registration Statement No. 333-
               Annapolis Bancshares, Inc.                            11-049.



10(e)*         Sandy Spring National Bank of Maryland                Exhibit 10(g) to Form 10-K for the year
               Executive Health Insurance Plan                       ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(f)*         Sandy Spring National Bank of Maryland                Exhibit 10(k) to Form 10-K for the year
               Executive Health Expense Reimbursement Plan           ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(g)*         Employment Agreement with Hunter R. Hollar,           Exhibit 10(e) to Form 10-K for the year
               as Amended                                            ended December 31, 1990, SEC File No. 0-
                                                                     19065, and Exhibit 10(f) to Form 10-K for
                                                                     the year ended December 31, 1991, SEC
                                                                     File No. 0-19065.


10(h)*         Forms of Supplemental Executive Retirement            Exhibit 10(g) to Form 10-K for the year
               Agreements with Willard H. Derrick, Hunter R.         ended December 31, 1991, SEC File No. 0-
               Hollar, Thomas O. Keech and A. Hardy                  19065.
               Pickett, with 1992 Amendments


10(i)*         Forms of Executive Severance Agreements with          Exhibit 10(h) to Form 10-K for the year
               Willard H. Derrick, Thomas O. Keech and A.            ended December 31, 1991, SEC File No. 0-
               Hardy Pickett, with 1992 Amendments                   19065.



Exhibit No.                 Description                              Incorporated by Reference to:
----------------------------------------------------------------------------------------------------------------
13             Specified Portions of the 1996 Annual Report
               to Shareholders

21             Subsidiaries

23             Consent of Independent Auditors

24             Power of Attorney

27             Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 14(c) of this Report.

(b) No Current Reports on Form 8-K were filed during the three month period ended December 31, 1996.

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



SANDY SPRING BANCORP, INC.
(Registrant)


By: /s/ Hunter R. Hollar
    --------------------
    Hunter R. Hollar
    President and
    Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 1997.

Principal Executive Officer and Director:        Principal Financial and
Accounting Officer:


/s/ Hunter R. Hollar                             /s/ James H. Langmead
--------------------                             ---------------------
Hunter R. Hollar                                 James H. Langmead
President and Chief Executive Officer            Vice President and Treasurer


        A majority of the directors of Bancorp executed a power of attorney appointing Marjorie S. Holsinger as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1996. This report has been signed below by such attorney-in-fact as of March 20, 1997.


                                      By: /s/ Marjorie S. Holsinger
                                          -------------------------
                                          Marjorie S. Holsinger
                                          Attorney-in-Fact for Majority of the
                                          Directors of Bancorp

                               INDEX TO EXHIBITS

Exhibit No.                 Description                              Incorporated by Reference to:
----------------------------------------------------------------------------------------------------------------
3(a)           Articles of Incorporation of Sandy Spring             Exhibit 3.1 to Form 10-Q for the Quarter
               Bancorp, Inc., as Amended                             Ended June 30, 1996, SEC File No. 0-
                                                                     19065.

3(b)           Bylaws of Sandy Spring Bancorp, Inc.                  Exhibit 3.2 to Form 8-K dated May 13,
                                                                     1992, SEC File No. 0-19065.


10(a)*         Sandy Spring Bancorp, Inc., Cash and Deferred         Exhibit 10(b) to Form 10-K for the year
               Profit Sharing Plan and Trust, as Amended             ended December 31, 1989, SEC File No. 0-
                                                                     19065, Exhibits 4.2, 4.3, 4.4, and 4.5 to
                                                                     Form S-8 and Post Effective Amendment
                                                                     No. 2 to Form S-8 Registration Statements
                                                                     No. 33-29316 and 33-48453, filed with the
                                                                     Securities and Exchange Commission on
                                                                     December 16, 1996.


10(b)*         Sandy Spring Bancorp, Inc. 1982 Incentive             Exhibit 10(c) to Form 10-Q for the quarter
               Stock Option Plan                                     ended June 30, 1990, SEC File No. 0-
                                                                     19065.


10(c)*         Sandy Spring Bancorp, Inc. 1992 Stock Option          Exhibit 10(i) to Form 10-K for the year
               Plan                                                  ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(d)*         Sandy Spring Bancorp, Inc. Amended and                Exhibit 4 to Registration Statement on
               Restated Stock Option Plan for Employees of           Form S-8, Registration Statement No. 333-
               Annapolis Bancshares, Inc.                            11-049.



10(e)*         Sandy Spring National Bank of Maryland                Exhibit 10(g) to Form 10-K for the year
               Executive Health Insurance Plan                       ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(f)*         Sandy Spring National Bank of Maryland                Exhibit 10(k) to Form 10-K for the year
               Executive Health Expense Reimbursement Plan           ended December 31, 1991, SEC File No. 0-
                                                                     19065.

10(g)*         Employment Agreement with Hunter R. Hollar,           Exhibit 10(e) to Form 10-K for the year
               as Amended                                            ended December 31, 1990, SEC File No. 0-
                                                                     19065, and Exhibit 10(f) to Form 10-K for
                                                                     the year ended December 31, 1991, SEC
                                                                     File No. 0-19065.


10(h)*         Forms of Supplemental Executive Retirement            Exhibit 10(g) to Form 10-K for the year
               Agreements with Willard H. Derrick, Hunter R.         ended December 31, 1991, SEC File No. 0-
               Hollar, Thomas O. Keech and A. Hardy                  19065.
               Pickett, with 1992 Amendments


10(i)*         Forms of Executive Severance Agreements with          Exhibit 10(h) to Form 10-K for the year
               Willard H. Derrick, Thomas O. Keech and A.            ended December 31, 1991, SEC File No. 0-
               Hardy Pickett, with 1992 Amendments                   19065.

13 Specified Portions of the 1996 Annual Report to Shareholders


Exhibit No.                 Description                              Incorporated by Reference to:
----------------------------------------------------------------------------------------------------------------
21                          Subsidiaries

23                          Consent of Independent Auditors

24                          Power of Attorney

27                          Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 14(c) of this Report.