Form 10-Q
period 1997-03-31
SANDY SPRING BANCORP INC
filed 1997-05-09
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number: O-19065
                        -------


                          Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Maryland                                52-1532952
------------------------         ---------------------------------------
(State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland     20832           301-774-6400
-------------------------------------     -----          --------------
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

    The number of shares of common stock outstanding as of April 25, 1997 is 4,920,936 shares.

                              SANDY SPRING BANCORP

                                     INDEX
                                                                            Page
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets at
        March 31, 1997 and December 31, 1996.................................  1

        Consolidated Statements of Income for the
        the Three Month Periods Ended March 31, 1997 and 1996................  2

        Consolidated Statements of Cash Flows for
        the Three Month Periods Ended March 31, 1997 and 1996................  3

        Notes to Consolidated Financial Statements...........................  4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................  5

PART II - OTHER INFORMATION

  ITEM 5. OTHER INFORMATION.................................................. 10

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 10

  SIGNATURES................................................................. 11

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                      March 31,     December 31,
                                                        1997           1996
--------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                              $ 27,889       $ 32,899
  Federal funds sold                                     28,122         23,278
  Interest-bearing deposits with banks                    1,304            861
  Residential mortgage loans held for sale                3,793          7,985
  Investments available-for-sale (at fair value)        233,859        234,423
  Investments held-to-maturity -- fair value of
   $121,563 (1997) and $123,067 (1996)                  121,553        122,272

  Other equity securities                                 4,537          5,111

  Total Loans (net of unearned income)                  537,244        523,166
    Less: Allowance for credit losses                    (6,387)        (6,391)
                                                    ------------    -----------
       Net loans                                        530,857        516,775

  Premises and equipment                                 23,115         20,211
  Accrued interest receivable                             7,809          7,917
  Other real estate owned                                   300              0
  Other assets                                            6,340          6,863
                                                    ------------    -----------
     TOTAL ASSETS                                      $989,478       $978,595
                                                    ============    ===========


LIABILITIES
  Noninterest-bearing deposits                         $109,412       $117,052
  Interest-bearing deposits                             702,721        689,289
                                                    ------------    -----------
      Total deposits                                    812,133        806,341
  Short-term borrowings                                  70,869         68,127
  Long-term borrowings                                    4,712          4,820
  Accrued interest and other liabilities                  2,908          2,726
                                                    ------------    -----------
      TOTAL LIABILITIES                                 890,622        882,014

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares
   authorized 15,000,000; shares issued
     and outstanding 4,920,936 (1997) and
      4,902,113 (1996)                                    4,921          4,902
  Surplus                                                34,070         33,474
  Retained earnings                                      59,840         57,669
  Net unrealized gain on investments
   available-for-sale                                        25            536
                                                    ------------    -----------
      TOTAL STOCKHOLDERS' EQUITY                         98,856         96,581
                                                    ------------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $989,478       $978,595
                                                    ============    ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                           1997      1996
----------------------------------------------------------

Interest income:
 Interest and fees on loans               $11,935  $11,351
 Interest on loans held for sale               54       33
 Interest on deposits with banks               27       23
 Interest and dividends on securities:
   Taxable                                  4,460    3,507
   Nontaxable                                 790      845
Interest on federal funds sold                326      404
                                        ------------------
     TOTAL INTEREST INCOME                 17,592   16,163
Interest expense:
 Interest on deposits                       6,986    6,972
 Interest on short-term borrowings            807      398
 Interest on long-term borrowings              80       89
                                        ------------------
      TOTAL INTEREST EXPENSE                7,873    7,459
                                        ------------------
NET INTEREST INCOME                         9,719    8,704
Provision for Credit Losses                   100      183
                                        ------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         9,619    8,521
Noninterest Income:
 Securities gains (losses)                     20      (54)
 Service charges on deposit accounts          789      648
 Gains on mortgage sales                      269      197
 Other income                                 751      710
                                        ------------------
      TOTAL NONINTEREST INCOME              1,829    1,501
Noninterest Expenses:
 Salaries and employee benefits             3,740    3,394
 Occupancy expense of premises                517      537
 Equipment expenses                           519      525
 Other expenses                             1,855    1,292
                                        ------------------
      TOTAL NONINTEREST EXPENSES            6,631    5,748
                                        ------------------
Income Before Income Taxes                  4,817    4,274
Income Tax Expense                          1,614    1,398
                                        ------------------
NET INCOME                                $ 3,203  $ 2,876
                                        ==================

PER SHARE DATA:
Net Income                                  $0.65    $0.60
Dividends Declared                           0.21     0.18

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                                 1997       1996
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                  $  3,203   $  2,876
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                  503        437
   Provision for credit losses                                    100        183
   Deferred income taxes                                           60        102
   Origination of loans held for sale                         (12,393)   (12,478)
   Proceeds from sales of loans held for sale                  16,854     13,510
   Gains on sales of loans held for sale                         (269)      (197)
   Securities (gains) losses                                      (20)        54
   Net change in:
     Accrued interest receivable                                  109         10
     Accrued income taxes                                         527      1,032
     Other accrued expenses                                      (345)    (1,347)
   Other -- net                                                   580     (4,727)
                                                           ---------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          8,909       (545)
Cash Flows from Investing Activities:
 Net increase in interest-bearing deposits with banks            (443)    (4,673)
 Purchases of investments held-to-maturity                     (2,998)   (16,178)
 Purchases of investments available-for-sale                  (46,686)   (42,961)
 Proceeds from sales of investments available-for-sale         15,803      2,301
 Proceeds from maturities and principal payments of             3,773     13,609
  investments held-to-maturity
 Proceeds from maturities and principal payments of            31,085     22,351
  investments available-for-sale
 Proceeds from sales of other real estate owned                     0        250
 Net increase in loans receivable                             (14,378)    (5,125)
 Expenditures for premises and equipment                       (3,240)      (574)
                                                           ---------------------
     NET CASH USED BY INVESTING ACTIVITIES                    (17,084)   (31,000)
Cash Flows from Financing Activities:
 Net increase (decrease) in demand and savings accounts         1,401      8,299
 Net increase in time and other deposits                        4,391     10,057
 Net increase in short-term borrowings                          2,642      2,428
 Proceeds from long-term borrowings                                 0      2,000
 Retirement of long-term borrowings                                (8)        (7)
 Net decrease in balance due to banks                               0     (1,191)
 Proceeds from issuance of common stock                           614        674
 Dividends paid                                                (1,031)      (831)
                                                           ---------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  8,009     21,429
                                                           ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (166)   (10,116)
Cash and Cash Equivalents at Beginning of Quarter              56,177     60,435
                                                           ---------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                 $ 56,011   $ 50,319
                                                           =====================
Supplemental Disclosures:
 Interest payments                                           $  6,974   $  7,372
 Income tax payments                                              905        489
Noncash Investing Activities:
 Transfers from loans to other real estate owned                  300          0
 Reclassification of borrowings form long-term to                 100      2,000
  short-term
 Unrealized loss on investments available-for-sale
   net of deferred tax effect of $(322) in 1997 and $(335)   $   (511)  $   (533)
    in 1996

*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

  The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1996 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1997.

  The accounting and reporting policies of Sandy Spring Bancorp conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

  Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

  First quarter 1996 financial data have been restated under pooling of interests accounting for the Annapolis Bancshares, Inc. merger consummated August 29, 1996.

NOTE 2 - STOCKHOLDERS' EQUITY

  On April 16, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 246,042 shares, of Bancorp's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to Bancorp's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 1999, or earlier termination of the program by the Board.

NOTE 3 - PER SHARE DATA
  Net income per common share is based on the weighted average number of shares outstanding of 4,906,385 in 1997 and 4,832,750 in 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Consolidated basis, dollars in thousands except per share data)

  This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectation, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

  In the following discussion, all financial information pertaining to the first quarter of 1996 except dividends per share have been retroactively restated for the Annapolis Bancshares merger completed in third quarter 1996.

THE COMPANY

  The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates nineteen banking offices in Montgomery, Howard, and Anne Arundel Counties in Maryland. On April 16, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 246,042 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 1999, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors.
The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

  The Company's total assets were $989,478 at March 31, 1997, compared to $978,595 at December 31, 1996, increasing $10,883 or 1.1% during the first quarter of 1997. Earning assets increased $13,316 or 1.5% to $930,412 from $917,096.

  Total loans rose 2.7% or $14,078 during the first quarter of 1997. All of the major loan categories increased. Commercial loans showed significant growth, rising $3,295 or 4.8%, as did construction loans, which increased $2,714 or 5.7% due primarily to growth in the residential sector. Real estate mortgages increased $7,649 or 2.0% during the first quarter of 1997, while consumer loans rose $420 or 1.4%.

  The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, is the other significant category of earning assets. Total investments decreased $1,857 or 0.5% from December 31, 1996 to March 31, 1997. During this period, loan production required funding in excess of that achieved by growth in core deposits and borrowings.

  Total deposits were $812,133 at March 31, 1997, increasing $5,792 or 0.7% from $806,341 at December 31, 1996. Interest-bearing deposits advanced $13,432 or 1.9% while noninterest-bearing demand deposits declined $7,640 or 6.5%. The level of interest free deposits is impacted by seasonality and the use of cash management by businesses through sweep accounts and repurchase agreements in place of traditional checking accounts. Federal Home Loan Bank of Atlanta advances were largely responsible for the $2,742 or 4.0% increase in short-term borrowings.

Liquidity and Interest Ratio Sensitivity
  The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at March 31, 1997.

  In assessing liquidity, management considers operating requirements, the seasonality of loan and deposit flows, investment, loan and deposit maturities, expected fundings of loans, deposit withdrawals, and the market values of available-for-sale investments.

  The Company employs simulation analysis in order to assess the degree of interest rate risk inherent in its asset and liability portfolios. Such risk is monitored in accordance with board of directors' policy limits by the Bank's asset-liability committee. The limit established for the estimated twelve month period impact of a 200 basis point change in interest rates on net interest income is 15%, while the limit for the estimated change in the fair value of the Company's net assets is 25%. Management believes that the Company continues to operate within these policy limits. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.

Capital Management
  The Company recorded a total risk-based capital ratio of 17.89% at March 31, 1997, compared to 17.56% at December 31, 1996; a tier 1 risk-based capital ratio of 16.79%, compared to 16.44%; and a capital leverage ratio of 10.13%, compared to 10.38%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

  Stockholders' equity totaled $98,856 (including a net unrealized gain of $25 on investments available-for-sale) at March 31, 1997, an increase of 2.4% from $96,581 (including a net unrealized gain of $536) at December 31, 1996. Internal capital generation (net income less dividends) provided $2,172 in additional equity during the first three months of 1997, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.1% versus 8.7% for the year ended December 31, 1996. External capital formation amounted to $614 for the quarter ended March 31, 1997, resulting from issuance of 9,475 shares under the Company's dividend reinvestment plan and 9,358 shares from employee purchases through 401K benefit plans.

  First quarter dividends were $1,031 or $0.21 per share in 1997, compared to $786 or $0.18 per share in 1996, for dividend payout ratios of 32.31% and 30.00%, respectively.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996
  Net income for the first three months of the year rose $327 or 11.4% in 1997, to $3,203 ($0.65 per share) from year earlier $2,876 ($0.60 per share). Net income equates to an annualized first quarter return on average assets of 1.34% in 1997 compared to 1.30% in 1996, and returns on average equity of 13.45% and 13.23%, respectively.

Net Interest Income
  First quarter net interest income was $9,719 in 1997, an increase of 11.7% over $8,704 in 1996, reflecting primarily a higher volume of average earning assets, along with a 4 basis point increase in net interest spread to 3.79% from 3.75%.

  First quarter tax-equivalent interest income increased $1,340 or 8.1% in 1997, compared to 1996. Average earning assets rose 10.2% over the prior year period while the average yield earned on those assets decreased 8 basis points. Comparing the first quarter of 1997 versus 1996, average loans grew 6.3% to $527,084 (57.9% of average earning assets) while the average yield on loans decreased by 6 basis points. Commercial mortgages and commercial loans were responsible for most of the rise in total loans. Average total securities increased 18.8% to $351,947 (38.7% of average earning assets) and recorded a 2 basis point decrease in average yield.

  First quarter interest expense increased $414 or 5.6%, as a net result of 9.6% higher average interest-bearing liabilities and a 12 basis point decrease in average rate paid.

Credit Risk Management
  The first quarter provision for credit losses was $100 in 1997 compared to $183 in 1996. Net charge-offs of $104 were recorded for the three month period ended March 31, 1997 while there were no net charge-offs for the same quarterly period a year earlier.

  Nonperforming loans decreased by $1,221 or 26%, and total nonperforming assets decreased by $921, or 20%, from December 31, 1996 to March 31, 1997. Expressed as a percentage of total assets, Nonperforming assets decreased to 0.38% at March 31, 1997 from 0.48% at December 31, 1996. Because the loan portfolio includes a significant number of loans with large individual balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming loans and assets or in potential problem loans. The total balance of impaired loans was $1,060 at March 31, 1997 and the reserve on those loans was $223 compared to $1,280 with a reserve of $127 at December 31, 1996.

  The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. At March 31, 1997, the allowance for credit losses was 1.19% of total loans versus 1.22% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for credit losses to nonperforming loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely upon the condition of a small number of individual loans and borrowers relative to the total loan portfolio. At March 31, 1997, the allowance for credit losses represented 186% of nonperforming loans compared to 137% at December 31, 1996. Management believes the allowance for credit losses at March 31, 1997 is adequate.

Noninterest Income and Expenses
  First quarter noninterest income rose $328 or 21.9% to $1,829 in 1997 from $1,501 in 1996. Excluding a nonrecurring gain on sale of other real estate owned of $158 included in other income during the first quarter of 1996, the increase in noninterest income was $486 or 36.2%. The primary causes for the change were a $141 or 21.8% increase in service charge income, attributable largely to a volume driven increase in return check charges, and $111 or 21.1% higher fees in other income, primarily related to trust services and a new debit card product.

  First quarter noninterest expenses increased $883 or 15.4% to $6,631 in 1997 from $5,748 in 1996. Income statement categories that increased were salaries and employee benefits, which rose $346 or 10.2%, and other expenses, which rose $563 or 43.6%. The increase in staff expenses was due in large part to expansion of the bank. The rise in other expenses included $188 or 128.8% higher marketing expenses associated with entry into new geographic markets, and a $76 increase in amortization of intangibles which resulted from acquisition of a branch office in the fourth quarter of 1996.

  The ratio of net income to average full-time-equivalent (FTE) employees was $9 for the three month periods ended March 31, 1997 and 1996, while the number of average FTE employees rose to 365 for the first quarter of 1997 from 334 for the first quarter of 1996.

Income Taxes
  The first quarter effective tax rate was 33.5% in 1997, compared to 32.7% in 1996.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                            3 Months Ended     12 Months Ended
                                            March 31, 1997    December 31, 1996
-------------------------------------------------------------------------------

Balance, January 1                                  $6,391              $6,597
Provision for credit losses                            100                 308
Loan charge-offs:
  Real estate-mortgage                                 (79)                 (3)
  Real estate-construction                               0                   0
  Consumer                                             (20)               (143)
  Commercial                                           (31)               (469)
                                            ---------------    -----------------
    Total charge-offs                                 (130)               (615)

Loan recoveries:
  Real estate-mortgage                                   0                   0
  Real estate-construction                               0                   0
  Consumer                                              19                  37
  Commercial                                             7                  64
                                            ---------------    -----------------
    Total recoveries                                    26                 101
                                            ---------------    -----------------
Net charge-offs                                       (104)               (514)
                                            ---------------    -----------------
BALANCE, PERIOD END                                 $6,387              $6,391
                                            ===============    =================
Net charge-offs to average loans
  (annual basis)                                      0.08%               0.10%
Allowance to total loans                              1.19%               1.22%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:
                                                    March 31,      December 31,
                                                      1997                1996
Non-accrual loans                                   $1,276              $1,291
Loans 90 days past due                               2,133               3,337
Restructured loans                                      25                  27
                                            ---------------    -----------------
  Total Nonperforming Loans*                         3,434               4,655
Other real estate owned                                300                   0
                                            ---------------    -----------------
  TOTAL NONPERFORMING ASSETS                        $3,734              $4,655
                                            ===============    =================
Nonperforming assets to total assets                  0.38%               0.48%
--------------------------------------------------------------------------------

*Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $4,413 at March 31, 1997, compared to $3,440 at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

      No.     Exhibit
     -----   ---------
     27      Financial Data Schedule

   (b) Reports on Form 8-K.

   On April 16, 1997, Bancorp filed a Current Report of Form 8-K reporting, under Item 5 of such form, announcing a stock repurchase program authorized by the Board of Directors. The program is discussed above in Note 2 to the Consolidated Financial Statements on page 4 and in Management's Discussion and Analysis in the section entitled "The Company" on page 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
   ---------------------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: May      , 1997



By: /s/ James H. Langmead
   ---------------------------------------------------
   James H. Langmead
   Vice President and Treasurer


 Date: May 9, 1997