Form 10-Q
period 1997-06-30
SANDY SPRING BANCORP INC
filed 1997-08-11
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number: O-19065
                        -------


                          Sandy Spring Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                52-1532952
        ------------------------         ---------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland     20832         301-774-6400
   -------------------------------------   ----------   ------------------
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

    The number of shares of common stock outstanding as of July 25, 1997 is 4,903,697 shares.

                             SANDY SPRING BANCORP

                                     INDEX

                                                                           PAGE
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                Consolidated Balance Sheets at
                June 30, 1997 and December 31, 1996....................        1

                Consolidated Statements of Income for the
                the Three and Six Month Periods Ended
                June 30, 1997 and 1996.................................        2

                Consolidated Statements of Cash Flows for
                the Six Month Periods Ended June 30, 1997 and 1996.....        3

                Notes to Consolidated Financial Statements.............        5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........        6

PART II - OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...       11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................       11

         SIGNATURES....................................................       12

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                            June 30,    December 31,
                                                                               1997          1996
                                                                           ----------   ------------
ASSETS
  Cash and due from banks                                                  $   38,934       $ 32,899
  Federal funds sold                                                           17,980         23,278
  Interest-bearing deposits with banks                                          1,410            861
  Residential mortgage loans held for sale                                      4,880          7,985
  Investments available-for-sale (at fair value)                              289,595        234,423
  Investments held-to-maturity -- fair value of $119,428 (1997) and
    $123,067 (1996)                                                           118,343        122,272
  Other equity securities                                                       8,475          5,111

  Total Loans (net of unearned income)                                        546,039        523,166
    Less: Allowance for credit losses                                          (6,431)        (6,391)
                                                                           ----------   ------------
       Net loans                                                              539,608        516,775

  Premises and equipment                                                       23,782         20,211
  Accrued interest receivable                                                   8,845          7,917
  Other real estate owned                                                         500              0
  Other assets                                                                 10,500          6,863
                                                                           ----------   ------------
     TOTAL ASSETS                                                          $1,062,852       $978,595
                                                                           ==========   ============

LIABILITIES
  Noninterest-bearing deposits                                             $  138,222       $117,052
  Interest-bearing deposits                                                   703,552        689,289
                                                                           ----------   ------------
      Total deposits                                                          841,774        806,341
  Short-term borrowings                                                       112,127         68,127
  Long-term borrowings                                                          4,704          4,820
  Accrued interest and other liabilities                                        2,598          2,726
                                                                           ----------   ------------
      TOTAL LIABILITIES                                                       961,203        882,014

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares
     issued and outstanding 4,910,490 (1997) and 4,902,113 (1996)               4,910          4,902
  Surplus                                                                      33,713         33,474
  Retained earnings                                                            61,832         57,669
  Net unrealized gain on investments available-for-sale                         1,194            536
                                                                           ----------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                              101,649         96,581
                                                                           ----------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,062,852       $978,595
                                                                           ==========   ============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ----------------
                                            1997      1996     1997      1996
                                          --------  --------  -------  -------

Interest income:
 Interest and fees on loans                $12,458   $11,530  $24,393  $22,881
 Interest on loans held for sale                62        48      116       81
 Interest on deposits with banks                15        76       42       99
 Interest and dividends on securities:
   Taxable                                   5,005     3,550    9,465    7,057
   Nontaxable                                  832       849    1,622    1,694
Interest on federal funds sold                 321       326      647      730
                                          --------  --------  -------  -------
     TOTAL INTEREST INCOME                  18,693    16,379   36,285   32,542
Interest expense:
 Interest on deposits                        7,226     6,933   14,212   13,905
 Interest on short-term borrowings           1,143       451    1,950      849
 Interest on long-term borrowings               80        66      160      155
                                          --------  --------  -------  -------
      TOTAL INTEREST EXPENSE                 8,449     7,450   16,322   14,909
                                          --------  --------  -------  -------
NET INTEREST INCOME                         10,244     8,929   19,963   17,633
Provision for Credit Losses                    125        25      225      208
                                          --------  --------  -------  -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         10,119     8,904   19,738   17,425
Noninterest Income:
 Securities gains (losses)                     112         4      132      (50)
 Service charges on deposit accounts           789       740    1,578    1,388
 Gains on mortgage sales                       255       246      524      443
 Other income                                  858       721    1,609    1,431
                                          --------  --------  -------  -------
      TOTAL NONINTEREST INCOME               2,014     1,711    3,843    3,212
Noninterest Expenses:
 Salaries and employee benefits              4,147     3,634    7,887    7,028
 Occupancy expense of premises                 568       497    1,085    1,034
 Equipment expenses                            532       526    1,051    1,051
 Other expenses                              2,071     1,626    3,926    2,918
                                          --------  --------  -------  -------
      TOTAL NONINTEREST EXPENSES             7,318     6,283   13,949   12,031
                                          --------  --------  -------  -------
Income Before Income Taxes                   4,815     4,332    9,632    8,606
Income Tax Expense                           1,695     1,429    3,309    2,827
                                          --------  --------  -------  -------
NET INCOME                                 $ 3,120   $ 2,903  $ 6,323  $ 5,779
                                          ========  ========  =======  =======

PER SHARE DATA:
Net Income                                   $0.64     $0.60    $1.29    $1.20
Dividends Declared                            0.23      0.19     0.44     0.37

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           ----------------------
                                                                                               1997       1996
                                                                                           -----------  ---------
Cash Flows from Operating Activities:
 Net Income                                                                                  $   6,323   $  5,779
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 1,037        888
   Provision for credit losses                                                                     225        208
   Deferred income taxes                                                                            (2)       130
   Origination of loans held for sale                                                          (29,500)   (28,065)
   Proceeds from sales of loans held for sale                                                   33,129     29,964
   Gains on sales of loans held for sale                                                          (524)      (444)
   Securities (gains) losses                                                                      (132)        50
   Net change in:
     Accrued interest receivable                                                                  (928)      (633)
     Accrued income taxes                                                                          (55)      (333)
     Other accrued expenses                                                                        (74)      (875)
   Other -- net                                                                                 (4,008)     1,782
                                                                                             ---------   --------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           5,491      8,451
Cash Flows from Investing Activities:
 Net increase in interest-bearing deposits with banks                                             (549)    (5,194)
 Purchases of investments held-to-maturity                                                      (6,155)   (19,967)
 Purchases of other equity securities                                                           (3,364)         0
 Purchases of investments available-for-sale                                                  (145,714)   (61,984)
 Proceeds from sales of investments available-for-sale                                          46,245      8,802
 Proceeds from maturities, calls and principal payments of investments held-to-maturity         10,201     16,581
 Proceeds from maturities, calls and principal payments of investments available-for-sale       45,258     32,481
 Proceeds from sales of loans                                                                        0        291
 Proceeds from sales of other real estate owned                                                      0        250
 Net increase in loans receivable                                                              (23,438)   (19,946)
 Expenditures for premises and equipment                                                        (4,642)      (944)
                                                                                             ---------   --------
     NET CASH USED BY INVESTING ACTIVITIES                                                     (82,158)   (49,630)
Cash Flows from Financing Activities:
 Net increase (decrease) in demand and savings accounts                                         17,763     14,901
 Net increase in time and other deposits                                                        17,670     15,177
 Net increase in short-term borrowings                                                          43,900      6,962
 Proceeds from long-term borrowings                                                                  0      2,000
 Retirement of long-term borrowings                                                                (16)       (15)
 Net decrease in balance due to banks                                                                0     (1,378)
 Common stock purchased and retired                                                               (723)         0
 Proceeds from issuance of common stock                                                            970      1,037
 Dividends paid                                                                                 (2,160)    (1,716)
                                                                                             ---------   --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  77,404     36,968
                                                                                             ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               737     (4,211)
Cash and Cash Equivalents at Beginning of Quarter                                               56,177     60,435
                                                                                             ---------   --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                 $  56,914   $ 56,224
                                                                                             =========   ========



Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           ----------------------
                                                                                               1997       1996
                                                                                           -----------  ---------


Supplemental Disclosures:                                                                      $15,272    $14,454
 Interest payments
 Income tax payments                                                                             4,140      2,850
Noncash Investing Activities:
 Transfers from loans to other real estate owned                                                   565         93
 Reclassification of borrowings from long-term to short-term                                       100      2,000
 Unrealized gain on investments available-for-sale
   net of deferred tax effect of $414 in 1997 and $(929) in 1996                                   658     (1,477)


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

  Financial data for 1996 has been restated under pooling of interests accounting for the Annapolis Bancshares, Inc. merger consummated August 29, 1996.

NOTE 2 - STOCKHOLDERS' EQUITY

  On April 16, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 246,042 shares, of Bancorp's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to Bancorp's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 1999, or earlier termination of the program by the Board. At June 30, 1997, 20,830 shares had been purchased under this program.

NOTE 3 - PER SHARE DATA

  Net income per common share is based on the weighted average number of shares outstanding which was, for the second quarter, 4,915,739 in 1997 and 4,875,667 in 1996 and, for the first six months, 4,911,088 in 1997 and 4,854,625 in 1996.

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

  In the following discussion, all financial information pertaining to the first two quarters of 1996 except dividends per share have been retroactively restated for the Annapolis Bancshares, Inc. merger completed in the third quarter of 1996.

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

A. FINANCIAL CONDITION

  The Company's total assets were $1,062,852 at June 30, 1997, compared to $978,595 at December 31, 1996, increasing $84,257 or 8.6% during the first half of 1997. Earning assets increased $69,626 or 7.6% to $986,722 at June 30, 1997 from $917,096 at December 31, 1996.

  Total loans rose 4.4% or $22,873 during the first half of 1997 to $546,039. Commercial loans showed significant growth, rising $6,859 or 10.0%, as did construction loans, which increased $5,165 or 10.8% due to growth in residential construction loans. Real estate mortgages increased $11,203 or 3.0% during the first half of 1997, while consumer loans decreased $348 or 1.1%.

  The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, is the other significant category of earning assets. Total investments increased $54,607 or 15.1% from December 31, 1996 to June 30, 1997.

  Total deposits were $841,774 at June 30, 1997, increasing $35,433 or 4.4% from $806,341 at December 31, 1996. Interest-bearing deposits increased by $14,263 or 2.1% while noninterest-bearing demand deposits rose $21,170 or 18.1%. Growth in commercial and small business checking accounts was the primary cause of the increase in noninterest-bearing demand deposits. Federal Home Loan Bank of Atlanta advances were largely responsible for the $44,000 or 64.6% increase in short-term borrowings.

LIQUIDITY AND INTEREST RATIO SENSITIVITY

  The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at June 30, 1997.

  In assessing liquidity, management considers operating requirements, the seasonality of loan and deposit flows, investment, loan, borrowing and deposit maturities, expected fundings of loans, deposit withdrawals, and the market values of available-for-sale investments.

  The Company employs simulation analysis in order to assess the degree of interest rate risk inherent in its asset and liability portfolios. Such risk is monitored in accordance with board of directors' policy limits by the Bank's asset-liability committee. The limit established for the estimated twelve month period impact of a 200 basis point change in interest rates on net interest income is 15%, while the limit for the estimated change in the fair value of the Company's net assets is 25%. Simulation modeling measured from June 30, 1997 indicated impacts of 11% on net interest income and 21% on the fair value of capital, both within the policy limits. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.

CAPITAL MANAGEMENT

  The Company recorded a total risk-based capital ratio of 17.61% at June 30, 1997, compared to 17.56% at December 31, 1996; a tier 1 risk-based capital ratio of 16.54%, compared to 16.44%; and a capital leverage ratio of 9.80%, compared to 10.38%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

  Stockholders' equity totaled $101,649 (including a net unrealized gain of $1,194 on investments available-for-sale) at June 30, 1997, an increase of 5.3% from $96,581 (including a net unrealized gain of $536) at December 31, 1996. Internal capital generation (net income less dividends) provided $4,163 in additional equity during the first six months of 1997, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 8.6% versus 8.7% for the year ended December 31, 1996. External capital formation amounted to $970 for the six months ended June 30, 1997, resulting from issuance of 19,865 shares under the Company's dividend reinvestment plan and 9,358 shares from employee purchases through 401K benefit plans. Share repurchases began in the second quarter of 1997 and resulted in the retirement of 20,830 shares at an aggregate purchase price of $723.

  First half dividends were $2,160 or $0.44 per share in 1997, compared to $1,617 or $0.37 per share in 1996, for dividend payout ratios of 34.11% and 30.83%, respectively.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  Net income for the first six months of the year rose $544 or 9.4% in 1997, to $6,323 ($1.29 per share) from the $5,779 ($1.20 per share) earned in the first half of 1996. The first half return on average assets was 1.28% in 1997 compared to 1.31% in 1996, first half returns on average equity were 13.03% and 13.18% in 1997 and 1996, respectively.

NET INTEREST INCOME

  First half net interest income was $19,963 in 1997, an increase of 13.2% over $17,633 in 1996, reflecting a higher volume of average earning assets, along with a 6 basis point increase in net interest margin to 4.48% from 4.42%.

  First half tax-equivalent interest income increased $3,796 or 11.3% in 1997, compared to 1996. Average earning assets rose 11.1% over the prior year period while the average yield earned on those assets remained essentially constant. Comparing the first half of 1997 versus 1996, average loans grew 7.0% to $533,315 (57.4% of average earning assets) while the average yield on loans remained essentially constant. Commercial mortgage, residential construction and commercial loans were responsible for most of the rise in total loans. Average total securities increased 20.6% to $366,737 (39.5% of average earning assets) and recorded an 18 basis point increase in average yield.

  First half interest expense increased $1,413 or 9.5%, as a net result of 11.2% higher average interest-bearing liabilities and a 5 basis point decrease in average rate paid.

CREDIT RISK MANAGEMENT

  The first half provision for credit losses was $225 in 1997 compared to $208 in 1996. Net charge-offs of $185 were recorded for the six month period ended June 30, 1997 while there were net charge-offs of $27 for the same period a year earlier.

  Nonperforming loans decreased by $27 while total nonperforming assets increased by $473, from December 31, 1996 to June 30, 1997. Expressed as a percentage of total assets, nonperforming assets were 0.48% at June 30, 1997 and at December 31, 1996. Because the loan portfolio includes a significant number of loans with large individual balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming loans and assets or in potential problem loans. The total balance of impaired loans was $1,317 at June 30, 1997 and the reserve on those loans was $338 compared to $1,280 with a reserve of $127 at December 31, 1996.

  The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. At June 30, 1997, the allowance for credit losses was 1.18% of total loans versus 1.22% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for credit losses to nonperforming loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely upon the condition of a small number of individual loans and borrowers relative to the total loan portfolio. At June 30, 1997, the allowance for credit losses represented 139% of nonperforming loans compared to 137% at December 31, 1996. Management believes the allowance for credit losses at June 30, 1997 was adequate.

NONINTEREST INCOME AND EXPENSES

  First half noninterest income, excluding nonrecurring securities gains and losses, profits on the sale of real estate owned and losses on the disposition of capital assets, rose $566 or 18.0% in 1997, compared to 1996. The primary causes for the change were increases in gains on mortgage sales as well as higher return check charges, trust department fees, Visa check fees and ATM surcharge fees.

  First half noninterest expenses increased $1,918 or 15.9% to $13,949 in 1997 from $12,031 in 1996. Income statement categories that increased most significantly were salaries and employee benefits, which rose $859 or 12.2%, and other expenses, which rose $1,008 or 34.5%. The increase in compensation expenses reflected a larger staff and an expanded branch network. The rise in other expenses included higher marketing and outside service costs and increased amortization of intangibles relating to a purchase of deposits in 1996.

  The ratio of net income to average full-time-equivalent (FTE) employees was $17 for the six month periods ended June 30, 1997 and 1996, although the number of average FTE employees rose to 378 from 343.

INCOME TAXES

  The first half effective tax rate was 34.4% in 1997, compared to 32.8% in 1996 due primarily to increased amortization of intangibles.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                         6 Months Ended     12 Months Ended
                                                         June 30, 1997     December 31, 1996
                                                         --------------    -----------------
Balance, January 1                                              $6,391                $6,597
Provision for credit losses                                        225                   308
Loan charge-offs:
  Real estate-mortgage                                             (60)                   (3)
  Real estate-construction                                         (79)                    0
  Consumer                                                         (54)                 (143)
  Commercial                                                       (40)                 (469)
                                                              --------              --------
    Total charge-offs                                             (233)                 (615)

Loan recoveries:
  Real estate-mortgage                                               0                     0
  Real estate-construction                                           0                     0
  Consumer                                                          25                    37
  Commercial                                                        23                    64
                                                              --------              --------
    Total recoveries                                                48                   101
                                                              --------              --------
Net charge-offs                                                   (185)                 (514)
                                                              --------              --------
BALANCE, PERIOD END                                             $6,431                $6,391
                                                              ========              ========
Net charge-offs to average loans
  (annual basis)                                                  0.07%                 0.10%
Allowance to total loans                                          1.18%                 1.22%


Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:


                                                              June 30,             December 31,
                                                                1997                  1996
                                                              --------              --------
Non-accrual loans                                               $1,672                $1,291
Loans 90 days past due                                           2,933                 3,337
Restructured loans                                                  23                    27

  Total Nonperforming Loans*                                     4,628                 4,655
Other real estate owned                                            500                     0
                                                              ========              ========
  TOTAL NONPERFORMING ASSETS                                    $5,128                $4,655
Nonperforming assets to total assets                              0.48%                 0.48%
                                                              --------              --------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $5,890 at June 30, 1997, compared to $3,440 at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

C. RESULTS OF OPERATIONS - SECOND QUARTER 1997 AND 1996

  Second quarter earnings of $3,120 ($0.64 per share) in 1997 were above the second quarter of 1996's $2,903 ($0.60 per share) by $217 or 7.5%.

  Tax-equivalent net interest income rose 14.2% during the second quarter of 1997 compared to the same three month period of 1996, showing the effect of an 11.9% increase in the earning asset base and a 9 basis point rise in net interest spread.

  The provision for credit losses was $125 and $25 for the second quarters of 1997 and 1996, respectively, reflecting favorable asset quality. There were net charge-offs of $81 and $27 in the two quarterly periods.

  Noninterest income for the second quarter increased 17.7% in 1997, compared to 1996, with the largest contributors being higher return check charges, trust department fees, Visa check fees and ATM surcharge fees. Noninterest expenses rose 16.5%, reflecting a larger staff, higher marketing and outside service costs and increased amortization of intangibles.

  The second quarter effective tax rate was 35.2% in 1997 versus 33.0% shown in 1996.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's annual shareholders' meeting held on April 16, 1997, the shareholders of the Company elected Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., and David E. Rippeon as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors except for David E. Rippeon. Other directors continuing in office are Solomon Graham, Charles F. Mess, Lewis R. Schumann, W. Drew Stabler, John Chirtea, Joyce Riggs Hawkins, Hunter R. Hollar, and Thomas O. Keech.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

            No.     Exhibit
            ---     -------
            10      Trust Agreement between the Company and CG Trust Company
                    for Company's Cash and Deferred Profit Sharing Plan.
            27      Financial Data Schedule

        (b) Reports on Form 8-K.

  On April 16, 1997, the Company filed a Current Report of Form 8-K reporting, under Item 5 of such form, a stock repurchase program authorized by the Board of Directors. The program is discussed above in Note 2 to the Consolidated Financial Statements on page 5 and in Management's Discussion and Analysis in the Section entitled "The Company" on page 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
   -------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


 Date: August 8, 1997



By: /s/ James H. Langmead
   -------------------------------------
   James H. Langmead
   Vice President and Treasurer


 Date: August 8, 1997