Form 10-Q
period 1997-09-30
SANDY SPRING BANCORP INC
filed 1997-11-13
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               -------------  -------------

Commission File Number: 0-19065


                  Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                Maryland                             52-1532952
        ------------------------      ---------------------------------------
        (State of incorporation)      (I.R.S. Employer Identification Number)

  17801 Georgia Avenue, Olney, Maryland        20832        301-774-6400
  -------------------------------------      ---------    ------------------
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
YES  X   NO
    ---     ---
         The number of shares of common stock outstanding as of October 21, 1997 is 4,880,202 shares.

                              SANDY SPRING BANCORP

                                      INDEX

                                                                Page
--------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         September 30, 1997 and December 31, 1996.............................1

         Consolidated Statements of Income for the
         the Three and Nine Month Periods Ended
         September 30, 1997 and 1996..........................................2

         Consolidated Statements of Cash Flows for
         the Nine Month Periods Ended September 30, 1997 and 1996.............3

         Notes to Consolidated Financial Statements...........................5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................6

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................11

  SIGNATURES.................................................................12

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                             September 30,   December 31,
                                                                                 1997            1996
                                                                             ------------    -----------
ASSETS

  Cash and due from banks                                                     $   23,194      $  32,899

  Federal funds sold                                                               5,707         23,278

  Interest-bearing deposits with banks                                               944            861

  Residential mortgage loans held for sale                                         8,264          7,985

  Investments available-for-sale (at fair value)                                 320,529        234,423

  Investments held-to-maturity -- fair value of $108,016 (1997) and
    $123,067 (1996)                                                              106,781        122,272

  Other equity securities                                                          9,440          5,111


  Total Loans (net of unearned income)                                           552,389        523,166

    Less: Allowance for credit losses                                             (6,634)        (6,391)
                                                                              ----------      ---------

       Net loans                                                                 545,755        516,775


  Premises and equipment                                                          25,390         20,211

  Accrued interest receivable                                                      9,384          7,917

  Other real estate owned                                                            201              0

  Other assets                                                                    11,457          6,863
                                                                              ----------      ---------

     TOTAL ASSETS                                                             $1,067,046      $ 978,595
                                                                              ==========      =========


LIABILITIES

  Noninterest-bearing deposits                                                $  128,325      $ 117,052

  Interest-bearing deposits                                                      689,857        689,289
                                                                              ----------      ---------

      Total deposits                                                             818,182        806,341

  Short-term borrowings                                                          136,886         68,127

  Long-term borrowings                                                             4,598          4,820

  Accrued interest and other liabilities                                           3,807          2,726
                                                                              ----------      ---------

      TOTAL LIABILITIES                                                          963,473        882,014


STOCKHOLDERS' EQUITY

  Common stock -- par value $1.00; shares authorized 15,000,000; shares
     issued and outstanding 4,888,164 (1997) and 4,902,113 (1996)                  4,888          4,902

  Surplus                                                                         32,859         33,474

  Retained earnings                                                               64,171         57,669

  Net unrealized gain on investments available-for-sale                            1,655            536
                                                                              ----------      ---------

      TOTAL STOCKHOLDERS' EQUITY                                                 103,573         96,581
                                                                              ----------      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,067,046      $ 978,595
                                                                              ==========      =========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                           ---------------------------    --------------------------
                                                                               1997            1996          1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Interest income:

 Interest and fees on loans                                                 $   12,524      $  11,627      $  36,917      $  34,508

 Interest on loans held for sale                                                    90             36            206            117

 Interest on deposits with banks                                                    19             81             61            180

 Interest and dividends on securities:

   Taxable                                                                       5,693          3,841         15,158         10,898

   Nontaxable                                                                      828            831          2,450          2,525

Interest on federal funds sold                                                     257            357            904          1,087
                                                                            ----------      ---------      ---------      ---------
     TOTAL INTEREST INCOME                                                      19,411         16,773         55,696         49,315

Interest expense:

 Interest on deposits                                                            7,297          6,973         21,509         20,878

 Interest on short-term borrowings                                               1,702            523          3,652          1,372

 Interest on long-term borrowings                                                   84             84            244            239
                                                                            ----------      ---------      ---------      ---------
      TOTAL INTEREST EXPENSE                                                     9,083          7,580         25,405         22,489
                                                                            ----------      ---------      ---------      ---------
NET INTEREST INCOME                                                             10,328          9,193         30,291         26,826

Provision for Credit Losses                                                        300             --            525            208
                                                                            ----------      ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                             10,028          9,193         29,766         26,618

Noninterest Income:

 Securities gains (losses)                                                         183            (16)           315            (66)

 Service charges on deposit accounts                                               856            766          2,434          2,154

 Gains on mortgage sales                                                           319            145            843            588

 Trust income                                                                      331            231            850            670

 Other income                                                                      843            392          1,933          1,384
                                                                            ----------      ---------      ---------      ---------
      TOTAL NONINTEREST INCOME                                                   2,532          1,518          6,375          4,730

Noninterest Expenses:

 Salaries and employee benefits                                                  4,234          3,718         12,121         10,746

 Occupancy expense of premises                                                     598            525          1,683          1,559

 Equipment expenses                                                                550            582          1,601          1,633

 Marketing                                                                         197            300            909            770

 FDIC insurance expense                                                             26              2             76              4

 Outside data services                                                             336            429            933            898

 Other expenses                                                                  1,342          1,310          3,909          3,287
                                                                            ----------      ---------      ---------      ---------
      TOTAL NONINTEREST EXPENSES                                                 7,283          6,866         21,232         18,897
                                                                            ----------      ---------      ---------      ---------
Income Before Income Taxes                                                       5,277          3,845         14,909         12,451

Income Tax Expense                                                               1,763          1,372          5,072          4,199
                                                                            ----------      ---------      ---------      ---------
NET INCOME                                                                  $    3,514         $2,473      $   9,837      $   8,252
                                                                            ==========      =========      =========      =========

PER SHARE DATA:

Net Income                                                                  $     0.71      $    0.51      $    2.00      $    1.71

Dividends Declared                                                                0.24           0.20           0.68           0.57

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         -----------------------------------
                                                                                              1997                  1996
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

 Net Income                                                                              $    9,837             $    8,252

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                              1,592                  1,374

   Provision for credit losses                                                                  525                    208

   Deferred income taxes                                                                         (4)                   152

   Origination of loans held for sale                                                       (52,838)               (40,134)

   Proceeds from sales of loans held for sale                                                53,402                 42,348

   Gains on sales of loans held for sale                                                       (843)                  (653)

   Securities (gains) losses                                                                   (315)                    66

   Net change in:

     Accrued interest receivable                                                             (1,467)                  (491)

     Accrued income taxes                                                                       324                   (550)

     Other accrued expenses                                                                     757                   (172)

   Other -- net                                                                              (5,573)                   515
                                                                                         ----------             ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               5,397                 10,915

Cash Flows from Investing Activities:

 Net (increase) decrease in interest-bearing deposits with banks                                (83)                   204

 Purchases of investments held-to-maturity                                                   (9,074)               (24,967)

 Purchases of other equity securities                                                        (4,685)                  (304)

 Purchases of investments available-for-sale                                               (263,813)               (96,434)

 Proceeds from sales of investments available-for-sale                                       58,393                 14,798

 Proceeds from maturities, calls and principal payments of investments                       24,709                 25,151
   held-to-maturity

 Proceeds from maturities, calls and principal payments of investments                      121,476                 40,027
   available-for-sale

 Proceeds from sales of loans                                                                     0                    291

 Proceeds from sales of other real estate owned                                                 359                    250

 Net increase in loans receivable                                                           (29,755)               (24,884)

 Expenditures for premises and equipment                                                     (6,614)                (1,311)
                                                                                         ----------             ----------
     NET CASH USED BY INVESTING ACTIVITIES                                                 (109,087)               (67,179)

Cash Flows from Financing Activities:

 Net increase (decrease) in demand and savings accounts                                          57                 21,579

 Net increase (decrease) in time and other deposits                                          11,784                 15,714

 Net increase (decrease) in short-term borrowings                                            68,559                  9,463

 Proceeds from long-term borrowings                                                               0                  1,800

 Retirement of long-term borrowings                                                             (22)                   (23)

 Common stock purchased and retired                                                          (1,948)                     0

 Proceeds from issuance of common stock                                                       1,319                  1,344

 Dividends paid                                                                              (3,335)                (2,736)
                                                                                         ----------             ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                               76,414                 47,141
                                                                                         ----------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (27,276)                (9,123)

Cash and Cash Equivalents at Beginning of Year                                               56,177                 60,435
                                                                                         ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   28,901                $51,312
                                                                                         ==========             ==========

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:
 Interest payments                                                                       $   24,237             $   22,575

 Income tax payments                                                                          5,111                  4,297

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                                532                    210

 Reclassification of borrowings from long-term to short-term                                    200                  2,100
 Unrealized gain (loss) on investments available-for-sale
   net of deferred tax effect of $705 in 1997 and $(499) in 1996                              1,119                   (793)

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

         Financial data for periods prior to the merger with Annapolis Bancshares, Inc. on August 29, 1996 has been retroactively restated under pooling of interests accounting.

NOTE 2 - STOCKHOLDERS' EQUITY
         On April 16, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 246,042 shares, of Bancorp's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to Bancorp's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 1999, or earlier termination of the program by the Board. Through September 30, 1997, 52,381 shares have been repurchased.

NOTE 3 - PER SHARE DATA
         Net income per common share is based on the weighted average number of shares outstanding which was, for the third quarter, 4,893,962 in 1997 and 4,878,888 in 1996 and, for the first nine months, 4,906,633 in 1997 and 4,860,422 in 1996.

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

         All financial information reflected in the following discussion for periods prior to the merger with Annapolis Bancshares, Inc. on August 29, 1996 has been retroactively restated.

THE COMPANY
         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty banking offices in Montgomery, Howard, Anne Arundel and Prince George's Counties in Maryland. On April 16, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or 246,042 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 1999, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION
         The Company's total assets were $1,067,046 at September 30, 1997, compared to $978,595 at December 31, 1996, increasing $88,451 or 9.0% during the first nine months of 1997. Earning assets increased $86,958 or 9.5% to $1,004,054 at September 30, 1997 from $917,096 at December 31, 1996.

         Total loans rose 5.6% or $29,223 during the first nine months of 1997 to $552,389. The largest percentage increase occurred in construction loans, up 20.3% or $9,694, due to growth in residential construction loans. Mortgage loans increased $14,472 or 3.8%, primarily reflecting a rise in 1-4 family residential credits. Modest growth was achieved in the other loan categories, with commercial loans up 4.0% or $2,750 and consumer loans showing a 7.5% or $2,314 rise.

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, is the other significant category of earning assets. Most of the $74,944 or 20.7% increase in total investments from December 31, 1996 to September 30, 1997 represents leveraging of the balance sheet. Bancorp's derivative activities are limited to the sale of covered call options associated with shares of common stocks in the Bank's investment portfolio. The options are written against equities that have a market value in excess of book value and therefore, the effect of any option being exercised by the holder would be to record a realized gain. The bank employs this practice in order to potentially enhance the yield on the portfolio. Premiums received on the sale of covered call options are deferred and included in noninterest income upon option expiration or included in the computation of realized gains upon option exercise.

         Total deposits were $818,182 at September 30, 1997, increasing $11,841 or 1.5% from $806,341 at December 31, 1996. Interest-bearing deposits were essentially unchanged while noninterest-bearing demand deposits rose $11,273 or 9.6%. Growth in small business checking accounts was the primary cause of the increase in noninterest-bearing demand deposits. Federal Home Loan Bank of Atlanta advances in connection with a leverage program were largely responsible for the $68,759 increase in short-term borrowings to $136,886 at September 30, 1997 from $68,127 at December 31, 1996.

Liquidity and Interest Ratio Sensitivity
         The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short and long term funding needs at September 30, 1997.

         In assessing liquidity, management considers operating requirements, the seasonality of loan and deposit flows, investment, loan, borrowing and deposit maturities, expected fundings of loans, deposit withdrawals, and the market values of available-for-sale investments.

         The Company employs simulation analysis in order to assess the degree of interest rate risk inherent in its asset and liability portfolios. Such risk is monitored in accordance with board of directors' policy limits by the Bank's asset-liability committee. The limit established for the estimated twelve month period impact of a 200 basis point change in interest rates on net interest income is 15%, while the limit for the estimated change in the fair value of the Company's capital is 25%. Simulation modeling measured from September 30, 1997 indicated impacts of 6% on net interest income and 18% on the fair value of capital, both within the policy limits. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.

Capital Management
         The Company recorded a total risk-based capital ratio of 17.49% at September 30, 1997, compared to 17.56% at December 31, 1996; a tier 1 risk-based capital ratio of 16.41%, compared to 16.44%; and a capital leverage ratio of 9.53%, compared to 10.38%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

         Stockholders' equity totaled $103,573 (including a net unrealized gain of $1,655 on investments available-for-sale) at September 30, 1997, an increase of 7.2% from $96,581 (including a net unrealized gain of $536) at December 31, 1996. Internal capital generation (net income less dividends) provided $6,502 in additional equity during the first nine months of 1997, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 8.8% versus 8.7% for the year ended December 31, 1996. External capital formation amounted to $1,319 for the nine months ended September 30, 1997, resulting from issuance of 29,097 shares under the Company's dividend reinvestment plan and 9,358 shares from employee purchases through 401K benefit plans. Share repurchases, begun in the second quarter of 1997, have resulted in the retirement of 52,381 shares at an aggregate purchase price of $1,948 through September 30, 1997.

         Dividends for the first three quarters were $0.68 per share in 1997, compared to $0.57 per share in 1996, for dividend payout ratios of 34.00% and 33.33%, respectively.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
         Net income for the first nine months of the year rose $1,585 or 19.2% in 1997, to $9,837 ($2.00 per share) from the $8,252 ($1.71 per share) earned in the first nine months of 1996. Excluding nonrecurring merger costs associated with the acquisition of Annapolis Bancshares, Inc. and recorded in third quarter 1996, the increase was 11.5%. The annualized return on average assets for the first nine months of the year was 1.29% in 1997 compared to 1.23% in 1996. The annualized returns on average equity for the same nine month periods were 13.31% and 12.35% in 1997 and 1996, respectively.

Net Interest Income
         Net interest income for the first nine months of the year was $30,291 in 1997, an increase of 12.9% over $26,826 in 1996, reflecting a higher volume of average earning assets.

         For the first nine months, tax-equivalent interest income increased $6,311 or 12.5% in 1997, compared to 1996. Average earning assets rose 12.1% over the prior year period while the average yield earned on those assets increased to 7.99% from 7.95%. Comparing the first nine months of 1997 versus 1996, average loans grew 6.7% to $537,148 (56.5% of average earning assets) while the average yield on loans remained essentially constant. Commercial mortgage, residential construction and commercial loans were responsible for most of the rise in total loans. Average total securities increased 24.7% to $386,437 (40.6% of average earning assets) and recorded a 19 basis point increase in average yield.

         Interest expense for the first nine months increased $2,916 or 13.0%, due to higher average interest-bearing liabilities.

Credit Risk Management
         During the first nine months of the year, the provision for credit losses was $525 in 1997, compared to $208 in 1996. Net charge-offs of $282 were recorded for the nine month period ended September 30, 1997 while there were net charge-offs of $261 for the same period a year earlier.

         Nonperforming loans decreased by $2,169 and total nonperforming assets decreased by $1,968, from December 31, 1996 to September 30, 1997. Expressed as a percentage of total assets, nonperforming assets were 0.25% at September 30, 1997 and 0.48% at December 31, 1996. Because the loan portfolio includes a significant number of loans with large individual balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming loans and assets or in potential problem loans. This occurred at September 30, 1997 in the potential problem loan category, where three loans were responsible for $3,739 of the $4,290 increase from December 31, 1996. These credits are well collateralized and are not believed to present significant risk of loss. The total balance of impaired loans was $1,136 at September 30, 1997 and the reserve on those loans was $25 compared to $1,280 with a reserve of $127 at December 31, 1996.

         The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. At September 30, 1997, the allowance for credit losses was 1.20% of total loans versus 1.22% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for credit losses to nonperforming loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely upon the condition of a small number of individual loans and borrowers relative to the total loan portfolio. At September 30, 1997, the allowance for credit losses represented 267% of nonperforming loans compared to 137% at December 31, 1996. Management believes the allowance for credit losses at September 30, 1997 was adequate.

Noninterest Income and Expenses
         Noninterest income of $6,375 earned during the nine month period ended September 30, 1997 represented a $1,645 or 34.8% increase over $4,730 achieved over the same time frame in the prior year. The primary categories posting increases were, in order of magnitude, nonrecurring securities gains, gains on mortgage sales, return check charges, debit card fees and trust department fees.

         For the nine months ended September 30, 1997, noninterest expenses increased $2,335 or 12.4% to $21,232 from $18,897 in 1996. Excluding one-time merger costs of $744 in third quarter 1996, the increase was $3,079 or 17.0%. Categories (excluding merger expenses in 1996) that most significantly impacted the change were "salaries and employee benefits", up $1,547 or 14.6%, and "other expenses", up $952 or 32.2%. The increase in compensation expenses reflected a larger staff and an expanded branch network. The rise in other expenses was primarily attributable to higher communications costs and professional fees and to increased amortization of intangibles relating to a purchase of deposits in late 1996. Outside data services also grew significantly by $234 or 33.5%.

         The ratio of net income to average full-time-equivalent (FTE) employees was $25 for the nine month period ended September 30, 1997 and $24 for the same period in 1996, despite a 12.8% rise in average FTE employees to 388 from 344.

Income Taxes
         The effective tax rate through the first three quarters of the year was 34.0% in 1997, compared to 33.7% in 1996.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                     9 Months Ended                  12 Months Ended
                                                                   September 30, 1997               December 31, 1996
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                             $                   6,391       $                    6,597

Provision for credit losses                                                          525                              308
Loan charge-offs:
  Real estate-mortgage                                                               (60)                              (3)
  Real estate-construction                                                           (79)                               0
  Consumer                                                                           (80)                            (143)
  Commercial                                                                        (126)                            (469)
                                                               -------------------------       --------------------------
    Total charge-offs                                                               (345)                            (615)

Loan recoveries:
  Real estate-mortgage                                                                 0                                0
  Real estate-construction                                                             0                                0
  Consumer                                                                            29                               37
  Commercial                                                                          34                               64
                                                               -------------------------       --------------------------
    Total recoveries                                                                  63                              101
                                                               -------------------------       --------------------------
Net charge-offs                                                                     (282)                            (514)
                                                               -------------------------       --------------------------
BALANCE, PERIOD END                                            $                   6,634       $                    6,391
                                                               =========================       ==========================
Net charge-offs to average loans
  (annual basis)                                                          0.07%                           0.10%
Allowance to total loans                                                  1.20%                           1.22%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                                      September 30,                    December 31,
                                                                          1997                            1996
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                              $                   1,431       $                    1,291

Loans 90 days past due                                                             1,035                            3,337
Restructured loans                                                                    20                               27
                                                               -------------------------       --------------------------
  Total Nonperforming Loans*                                                       2,486                            4,655
Other real estate owned                                                              201                                0
                                                               -------------------------       --------------------------
  TOTAL NONPERFORMING ASSETS                                   $                  2,687        $                    4,655
                                                               =========================       ==========================
Nonperforming assets to total assets                                     0.25%                             0.48%

--------------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $7,730 at September 30, 1997, compared to $3,440 at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

C. RESULTS OF OPERATIONS - THIRD QUARTER 1997 AND 1996
         Third quarter earnings of $3,514 ($0.71 per share) in 1997 were $1,041 or 42.1% above results of $2,473 ($0.51 per share) shown for the same quarter of 1996. However, excluding non-recurring merger costs in 1996 of $570 on an after-tax basis, earnings rose $471 or 15.5%.

         Tax-equivalent net interest income rose 11.9% during the third quarter of 1997 compared to the like three month period of 1996, showing the net effects of a 14.6% increase in the average earning asset base and a 10 basis point decline in net interest spread.

         The provision for credit losses was $300 for the quarter ended September 30, 1997. No provision for credit losses was believed necessary by management for the third quarter of 1996. There were net charge-offs of $97 and $234 in the respective quarters.

         Noninterest income for the third quarter increased $1,014 or 66.8% in 1997 versus 1996 with the largest contributors being, in order of importance, higher fees and commissions, nonrecurring securities gains, gains on mortgage sales and service charges on deposit accounts. The increase in fees and commissions primarily related to trust services, mutual funds, debit cards and ATM surcharges.

         Noninterest expenses rose 6.1%. However, excluding non-recurring merger costs, the rise was 19.0%, attributable largely to the same factors as discussed above for the nine month periods.

         The third quarter effective tax rate was 33.4% in 1997 versus 35.7% shown in 1996.

PART II- OTHER INFORMATION

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of Exhibit filed as part of this Quarterly Report on Form 10-Q:

No.      Exhibit
---      -------
*10(a)   Amended and Restated Cash and Deferred Profit Sharing Plan, effective as of July 1, 1997
*10(b)   Form of Director Fee Deferral Agreement, August 26, 1997
*10(c)   Supplemental Executive Retirement Agreement by and between Sandy Spring
         National Bank of Maryland and Hunter R. Hollar
*10(d)   Form of Supplemental Executive Retirement Agreement by and between
         Sandy Spring National Bank of Maryland and each of James H. Langmead,
         Lawrence T. Lewis, Stanley L. Merson, and Frank H. Small
*10(e)   Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy
         Spring National Bank of Maryland, and Hunter H. Hollar
*10(f)   Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy
         Spring National Bank of Maryland, and James H. Langmead
*10(g)   Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy
         Spring National Bank of Maryland, and Lawrence T. Lewis
*10(h)   Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy
         Spring National Bank of Maryland, and Stanley L. Merson
*10(i)   Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy
         Spring National Bank of Maryland, and Frank H. Small
27       Financial Data Schedule


* Compensatory Plan, Contract or Arrangement.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Hunter R. Hollar
    ---------------------
    Hunter R. Hollar
    President and Chief Executive Officer

    Date: November 13, 1997


By: /s/ James H. Langmead
    ---------------------
    James H. Langmead
    Vice President and Treasurer

    Date: November 13, 1997