Form 10-K
period 1997-12-31
SANDY SPRING BANCORP INC
filed 1998-03-30
CIK 824410

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                         Commission File Number 0-19065
                                                -------

                           SANDY SPRING BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                           52-1532952
------------------------------                    ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   or No.)

17801 Georgia Avenue, Olney, Maryland                         20832
--------------------------------------                   ---------------
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
YES    X       NO
      ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of the 9,305,962 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 9, 1998, was approximately $318.7 million based on the closing sales price of $34.25 per share of the registrant's Common Stock on March 9, 1998. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 9, 1998, 9,659,938 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:   Portions  of the Annual  Report to  Shareholders  for the year ended December 31, 1997 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1998 (the "Proxy Statement").

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Sandy Spring Bancorp, Inc. ("Bancorp") is the one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 21 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties in Maryland. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's savings and deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

         The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. As an alternative to traditional deposit accounts, annuities are offered through Sandy Spring Insurance Corporation, a wholly owned subsidiary of the Bank. Residential construction and mortgage loan products are offered by Sandy Spring Mortgage Corporation, another wholly owned subsidiary of the Bank. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Management believes the Bank is able to compete effectively in its primary market area.

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

         The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the lowest assessment category for BIF and SAIF for the first assessment period of 1998.

         New Laws. The operations of Bancorp and the Bank are affected by new federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act"), included provisions that affect banks, bank holding companies, and savings associations. The 1996 Act had, and is expected to have in the future, its most significant effect upon bank and savings associations that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. The Bank does not have "SAIF" assessed deposits, and the direct impact on the Bank of the 1996 Act was not material in 1996 or 1997. Among other things, the 1996 Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The 1996 Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The 1996 Act also provided that institutions with deposits insured by the BIF, as well as those with SAIF insured deposits, are responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums have not had and are not expected to have a material adverse effect on the Bank or Bancorp.

         The 1996 Act also simplified the regulatory approval process for new activities of banks and bank holding companies, and reduced a number of other regulatory burdens. None of these changes has had or is expected to have a significant effect on the Bancorp or the Bank.

         Bank Secrecy Act Compliance. In the fourth quarter of 1996, the Bank learned that it had not fully complied with certain requirements of the federal Bank Secrecy Act and related regulations, including obligations to monitor and file reports of certain types of currency transactions. Financial institutions that fail to comply with the requirements of the Bank Secrecy Act may be subject to penalties, including civil money penalties. It is not now known whether such penalties or any other action will be sought against the Bank in connection with its noncompliance, or, if they are, the amount or nature of such penalties. Management believes that the Bank is now in compliance with its current reporting obligations under the Bank Secrecy Act, and is in discussion with appropriate federal regulatory authorities regarding the steps it has taken and plans to take to remedy its past noncompliance. See "Note 23 - Contingencies" of the Notes to the Consolidated Financial Statements on page 39 of the Annual Report.

         Regulatory Capital Requirements. The Federal Reserve and the OCC have established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

         Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 1997, and was not required to maintain such supplemental capital.

         The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined in the OCC's regulations.

         For information regarding Bancorp's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Management--Regulatory Capital Requirements" on page 18 of the Annual Report and "Note 21 - Regulatory Matters" of the Notes to the Consolidated Financial Statements on page 38 of the Annual Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

         Bancorp's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), FMHA and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Bancorp are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. Bancorp's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Bancorp's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

COMPETITION

         The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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

         In addition to competing with other commercial banks, credit unions and savings associations, commercial banks such as the Bank compete with nonbank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with mutual funds. These mutual funds have provided substantial competition to banks for deposits, and it is anticipated they will continue to do so in the future.

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

         Federal banking laws also authorized the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks adopts a law after the date of enactment of such Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. In 1995, however, the State of Maryland acted to authorize interstate mergers by enacting legislation that allows out-of-state financial institutions to merge with Maryland banks and to establish branches in Maryland, subject to certain limitations. Maryland previously had enacted reciprocal interstate banking statutes that authorized interstate bank and savings association acquisitions. The effect of the federal and Maryland law may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from the major regional and national bank holding companies that acquire institutions in Maryland, many of which are larger than the Bank. The 1996 Act, described above, also may increase competition by reducing the deposit insurance cost advantage on BIF insured deposits, such as those of the Bank, over SAIF insured deposits, and by making acquisitions of savings associations more attractive by resolving uncertainties over the costs of SAIF recapitalization.

EMPLOYEES

         As of February 23, 1998, Bancorp and the Bank employed 445 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.

Name                                     Age (1)               Principal Position(s)
----                                     -------               --------------------

James R. Farmer                            46                  Senior Vice President of the Bank

James H. Langmead                          48                  Vice   President   and   Treasurer of   Bancorp  and
                                                               Executive   Vice   President  and  Chief   Financial
                                                               Officer of the Bank

Lawrence T. Lewis                          49                  Executive Vice President of the Bank

Stanley L. Merson                          41                  President,  Sandy Spring  Mortgage  Corporation  and
                                                               Senior Vice President of the Bank

Frank H. Small                             51                  Executive Vice President of the Bank

Sara E. Watkins                            41                  Senior Vice President of the Bank

------------------
(1)       At March 25, 1998

         The principal occupation(s) and business experience of each executive officer who is not a director for the last five years are set forth below.

         JAMES R. FARMER became a Senior Vice President of the Bank in 1994. Prior to that, Mr. Farmer was Vice President of the Bank. Mr. Farmer has been employed by the Bank since 1979.

         JAMES H. LANGMEAD, CPA, became Vice President and Treasurer of Bancorp, Senior Vice President and Chief Financial Officer of the Bank in 1995, and Executive Vice President in 1997. Prior to that, Mr. Langmead was a Senior Vice President of the Bank (from January 1994), and Vice President and Controller of the Bank. Prior to joining the Bank in 1992, Mr. Langmead was Executive Vice President of the Bank of Baltimore.

         LAWRENCE T. LEWIS began his employment with the Bank in 1996 as Senior Vice President, and became Executive Vice President in 1997. From January 1984 to December 1995, Mr. Lewis was a managing director of Clark Melvin Securities Corporation.

         STANLEY L. MERSON has been a Senior Vice President of the Bank since 1991 and was Vice President of the Commercial Loan Department prior to becoming Senior Vice President. He became President of Sandy Spring Mortgage Corporation upon its formation in 1997. Mr. Merson has been employed by the Bank since 1982.

         FRANK H. SMALL became a Senior Vice President of the Bank in 1994, and Executive Vice President in 1997. Prior to that, Mr. Small was Vice President of the Bank. Before joining the Bank in 1990, Mr. Small was Vice President in charge of branch operations at Equitable Bank, N.A.

         SARA E. WATKINS became a Senior Vice President of the Bank in 1997. Prior to that, Ms. Watkins was Vice President and Branch Administrator of the Bank (from June 1994) and Vice President and Region Manager of the Bank (from April 1992).

TABULAR FINANCIAL INFORMATION

         Loan Maturity Table. The following table sets forth information as of December 31, 1997, regarding the loan maturities and interest rate sensitivity for real estate-construction, commercial, and tax exempt loans (dollars in thousands).

                                                                             Years
                                                --------------------------------------------------------------
                                                1 or Less         Over 1-5            Over 5            Total
                                                ---------         --------            ------            -----
Real Estate Construction.....................    $39,182           $ 3,232            $15,273           $ 57,687
Commercial...................................     46,309            24,538              1,664             72,511
Tax Exempt...................................          1                 6                  6                 13
                                               ---------         ---------          ---------          ---------
         Total...............................    $85,492           $27,776            $16,943           $130,211
                                                 =======           =======            =======           ========

Rate Terms:

  Fixed......................................    $16,337           $23,550            $ 3,293           $ 43,180
  Variable or adjustable.....................     69,155             4,226             13,650             87,031
                                                 -------           -------            -------           --------
    Total....................................    $85,492           $27,776            $16,943           $130,211
                                                 =======           =======            =======           ========

         Credit  Loss  Allowance   Table.   The  following  table  presents  the
allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).

                         -------------------------------------------------------------------

                                1997                    1996                     1995
                         ------------------      ------------------       ------------------

                                    Loan                    Loan                     Loan
                          Amount     Mix          Amount     Mix           Amount     Mix
                         --------- --------      ---------- -------       --------- --------
Amount applicable to:
Real estate--mortgage     $1,213      71%         $  425     72%          $  512      74%

Real estate--construction    224      10             745       9              10        8

Consumer                     215       6             193       6             181        6

Commercial                   774      13           1,015      13             907       12

Tax exempt                     0       0               0       0               0        0

Unallocated                4,590                   4,013                   4,987
                          ------                  ------                  ------
Total allowance for
  for credit losses       $7,016                  $6,391                  $6,597
                          ======                  ======                  ======

                         ------------------------------------------------------

                                1994                    1993
                         ------------------      ------------------

                                    Loan                    Loan
                          Amount     Mix          Amount     Mix
                         ---------- -------      ---------- -------
Amount applicable to:
Real estate--mortgage     $1,581     76%          $2,046     77%

Real estate--construction     41       7              34       6

Consumer                     136       6             324       5

Commercial                   832      11           1,998      12

Tax exempt                     0       0               0       0

Unallocated                4,073                   2,279
                          ------                  ------
Total allowance for
  for credit losses       $6,663                  $6,681
                          ======                  ======


         The Company's policies and practices regarding the allowance for credit losses, including factors regularly analyzed by management in evaluating the sufficiency of the allowance, are disclosed in the discussion of Credit Risk Management on pages 18 and 19 and in Notes 1 and 6 of the Notes to the Consolidated Financial Statements beginning on page 26 of the Annual Report. (See also the discussion of loan portfolio composition and trends on pages 15 and 16 of the Annual Report.) The amount of unallocated allowance for credit losses increased to 65.4% of the total allowance at December 31, 1997, from 62.8% a year earlier. The percentage was 75.6% at December 31, 1995. The size of the unallocated reserve at December 31, 1997 reflects management's assessment of actual loss residing in the loan portfolio which has not been specifically attributed to any category of loans.

         The tabular financial information set forth on pages 10 through 21 of the Annual Report is incorporated herein by reference.

 ITEM 2. DESCRIPTION OF PROPERTY

         Page 7 of the Annual Report (listing executive and community offices) is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

         Note 18 on page 35 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1997, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

         The sections titled "Recent Stock Prices and Dividends" and "Quarterly Stock Information" on page 9 of the Annual Report is hereby incorporated by reference.

         For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 11 -- "Stockholders' Equity" on page 32 of the Annual Report, which is hereby incorporated by reference.

DESCRIPTION OF CAPITAL STOCK

         The following discussion is not intended to be complete and is qualified in its entirety by reference to Bancorp's Articles of Incorporation and Bylaws and to the Maryland General Corporation Law.

CAPITAL STOCK

         Authorized Capital. Bancorp's Articles of Incorporation authorize 15,000,000 shares of capital stock, par value $1.00 per share. All authorized shares are initially classified as Common Stock. Of the 15,000,000 authorized shares of capital stock, all unissued shares can be designated by the Board of Directors as either Common Stock or Preferred Stock. The Articles of Incorporation permit the Board of Directors to issue shares of serial preferred stock (the "Preferred Stock") from time to time and in one or more series, to specify the number of shares of such series and to determine the applicable designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions and dividends, redemption privileges, and qualifications within the limits established by law from time to time.

         The flexibility to issue shares of any class or series could act as a deterrent to takeover attempts, even if such attempts would be beneficial to shareholders, by adversely affecting the ability of any given person or group to remove incumbent officers and directors, to change Bancorp's corporate structure, or otherwise to control Bancorp. The Board of Directors believes that this authority is desirable and beneficial to Bancorp and its shareholders.

         Redemption and Retirement. Under Maryland law, a corporation is permitted to acquire shares of its own stock, unless the corporation would not be able to pay its debt as it becomes due in the usual course of business or the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of such acquisition, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those whose shares are acquired.

         Dividends. Maryland law permits the payment of dividends unless the corporation would not be able to pay its debt as it becomes due in the usual course of business or the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of such dividends, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the dividends.

SHAREHOLDERS

         Shareholders' Inspection Rights. Maryland law provides that the shareholders' list may be inspected by one or more persons who together have been shareholders of record for at least six months and who together hold at least 5% of the outstanding stock of any class.

         Special Meetings of Shareholders. A special meeting of the shareholders of Bancorp may be called by the President, the Chairman of the Board, a majority of the Board of Directors, or the Secretary upon the written request of shareholders entitled to cast at least 25% of the votes at such meeting.

         Shareholder Action Without a Meeting. The Bylaws provide that shareholders may take action without a meeting if a unanimous written consent to the action is signed by each shareholder entitled to vote on the matter, and a written waiver of any rights to dissent is signed by each shareholder entitled to notice but not entitled to vote. As a practical matter, it is not possible for Shareholders of a public company to act without a meeting.

         Nomination Procedures. The Bylaws provide that the Board of Directors shall act as a nominating committee for selecting the management nominees for election as directors. Except in the case of a nominee substituted as a result of the death or other incapacity of a management nominee, the nominating committee shall deliver written nominations to the Secretary at least 20 days prior to the date of the annual meeting. The Bylaws require that shareholder nominations for directors be made pursuant to timely notice in writing to the Secretary of Bancorp. To be timely, notice must be delivered to the Secretary not later than 90 days prior to the month and day one year subsequent to the date that proxy materials regarding the last election of directors were mailed to shareholders. A shareholder's notice of nomination must also set forth certain information specified in the Bylaws concerning each person the shareholder proposes to nominate for election. In accordance with the Bylaws, shareholder nominations may be made by any shareholder eligible to vote at an annual meeting.

         New Business at Annual Meeting. The Bylaws provide that to be properly brought before an annual meeting, shareholder proposals for new business must be delivered to or mailed and received by Bancorp not less than 30 nor more than 90 days prior to the date of the meeting; provided, however, that if less than 45 days notice of the date of the meeting is given to shareholders, such notice by a shareholder must be received not later than the 15th day following the day on which notice of the date of the meeting was mailed to shareholders or two days before the date of the meeting, whichever is earlier. Each such notice given by a shareholder must set forth certain information specified in the Bylaws concerning the shareholder and the business proposed to be brought before the meeting.

         Quorum Requirements. Under the Bylaws, except as provided in the Articles of Incorporation, a majority of the outstanding shares entitled to vote shall constitute a quorum for the transaction of business at a meeting of shareholders. The Bylaws also provide that a meeting may be adjourned despite the absence of a quorum by a majority of the shares represented. Pursuant to the Articles of Incorporation, any meeting of shareholders, whether annual or special, called to consider a vote in favor of a reverse stock split or merger or consolidation of Bancorp with, or a sale, exchange or lease of substantially all of the assets of Bancorp to, any person or entity, which is not recommended by the Board of Directors of Bancorp by the required vote, shall require attendance in person or by proxy by the holders of 80% of the outstanding shares of voting stock of Bancorp in order for a quorum for the conduct of business to exist. Furthermore, such a meeting may not be adjourned with notice if a quorum is not present.

         Preemptive   Rights.   The  Articles  of  Incorporation   provide  that
shareholders do not have any preemptive right to subscribe for any newly-issued stock or other securities of Bancorp.

         Election of Directors. Under Maryland law, shareholders are permitted to cumulate their votes for election of directors only when so provided by the charter of the corporation. The Articles of Incorporation specifically provide that there shall be no cumulative voting by shareholders of any class or series in the election of directors of Bancorp.

         Under Maryland law, unless the charter or bylaws of a corporation provide otherwise, a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director.

         Approval of Certain Transactions. The affirmative vote of the holders of not less than 80% of the outstanding shares of voting stock is required to authorize a merger or consolidation of Bancorp with, or a sale, exchange or lease of all or substantially all of the assets of Bancorp to, any person or entity unless approval of any such transaction is recommended by at least a majority of the entire Board of Directors. For purposes of this provision, "substantially all of the assets" is defined to mean assets having a fair market value or book value, whichever is greater, of 25% or more of the total assets of Bancorp. See "Anti-Takeover Provisions -- Special Voting Requirements for Certain Business Combinations" and " -- Supermajority Votes," below.

         Approval of Business Combinations with Controlling Parties. Approval by vote of more than a simple majority of shares is required when a "Business Combination" (defined generally to include a merger or consolidation of Bancorp, a disposition of substantially all of the assets of Bancorp and a reverse stock split) is with a Controlling Party. See "Anti-Takeover Provisions -- Special Voting Requirements for Certain Business Combinations" and " -- Supermajority Votes," below.

ANTI-TAKEOVER PROVISIONS

         Restrictions on Acquisition and Voting of Securities. Under Maryland law, the voting rights of "control shares" acquired in a "control share acquisition" are eliminated unless such acquisition is exempt or is approved by at least two-thirds of all of the votes (other than votes held by the person making the "control share acquisition," an officer of the corporation and an employee who is also a director of the corporation) entitled to be cast at a meeting called in accordance with specified procedures. A "control share acquisition" is the direct or indirect acquisition by any person of ownership or control of "control shares," which are shares of stock that would, if aggregated with all other voting stock owned by such person, entitle such person to exercise at least 20% of the voting power of the corporation. Unless the charter or bylaws provide otherwise, the corporation has the option to redeem any or all "control shares" (except "control shares" for which voting rights have previously been approved by the shareholders) at their fair value during a certain time period.

         Special Voting Requirements for Certain Business Combinations. Bancorp is governed by special voting procedures that apply to certain business combinations between a corporation and interested shareholders. The purpose of such provisions is to protect Bancorp and its shareholders against hostile takeovers by requiring that certain criteria are satisfied.

         The Articles of Incorporation define a "Controlling Party" as the holder of 20% or more of the outstanding shares of Common Stock of Bancorp or an affiliate of such person. These special voting provisions are not applicable to any Business Combination, (and such Business Combination shall require only such affirmative vote as is required by any other provision of the Articles of Incorporation, any provision of law, or any agreement with any regulatory agency or national securities exchange), if (1) the Business Combination shall have been approved by a majority of the "Continuing Directors" (defined generally in the Articles of Incorporation as any member of the Board of Directors who is not a Controlling Party or an affiliate thereof and was a member of the Board of Directors prior to the time that the Controlling Party became a Controlling Party) and (2) certain "fair price" and procedural requirements are met.

         Maryland law provides that, unless exempted, a corporation may not engage in any "business combination" (as defined therein) with any "interested stockholder" (i.e., a person who owns beneficially, directly or indirectly, 10% or more of the outstanding voting stock of a Maryland corporation) or any affiliate or associate of an interested stockholder for a period of five years following the most recent date on which the interested stockholder became an interested stockholder. Maryland law further provides that, unless exempted, in addition to any vote otherwise required by law or the charter of the corporation, a business combination that is not so prohibited must be recommended by the board of directors and approved by (1) at least 80% of the outstanding shares of voting stock of the corporation and (2) at least two-thirds of the outstanding shares of voting stock (other than voting stock held by an interested stockholder or an affiliate or associate thereof), unless certain value and other standards are met or an exemption is available. The higher voting requirements do not apply at any time to a business combination with an interested stockholder or its affiliates if approved by the board of directors of the corporation prior to the time the interested stockholder first became an interested stockholder. Additionally, if the business combination involves the receipt of consideration by the stockholders in exchange for the corporation's stock, the higher voting requirements do not apply if certain "fair price" conditions are met.

         Consideration of Certain Nonmonetary Factors in the Event of an Offer by Another Party. The Articles of Incorporation direct the Board of Directors, in evaluating a business combination or a tender or exchange offer, to consider all factors it deems relevant. The Board of Directors shall evaluate whether the proposal is in the best interests of Bancorp by considering the best interests of the shareholders and other factors the directors determine to be relevant, including the social, legal and economic effects on employees, customers, depositors and communities served by Bancorp. The Board of Directors shall evaluate the consideration being offered to the shareholders in relation to the then current market value of Bancorp, the then current market value of Bancorp's stock in a freely negotiated transaction, and the Board of Directors' estimate of the future value of stock of Bancorp as an independent entity.

         Supermajority Votes. The Articles of Incorporation provide that specified provisions of the Articles of Incorporation and Bylaws may not be repealed or amended except upon the affirmative vote of the holders of not less than 80% of the outstanding shares of stock entitled to vote generally in the election of directors (considered for that purpose as a single class). These requirements exceed the required votes of the outstanding stock that would otherwise be required by Maryland law for the repeal or amendment of a charter provision. Some of the provisions to which this supermajority vote applies include the following: (1) the authorization of issuance of stock, (2) the number of directors and the classification of the Board of Directors, (3) shareholder approval of certain transactions, (4) business combinations with Controlling Parties, (5) evaluation of business combinations by the Board of Directors, and (6) amendment of the Articles of Incorporation. The Bylaws may be amended by a majority vote of the Board of Directors or by a vote of not less than 80% of the outstanding shares of capital stock entitled to vote generally in the election of directors (considered for this purpose as one class).

ITEM 6.  SELECTED FINANCIAL DATA

         The table titled "Historical Trends in Financial Data 1993 - 1997" on page 11 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 10 through 21 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section titled "Market Risk Management" on pages 19 and 20 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 22 through 40 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to
Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Election of Directors -- Information as to Nominees and Continuing Directors" on pages 3 through 5 of the Proxy Statement, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 15 and 16 of the Proxy Statement, and is hereby incorporated by reference.

         Information concerning the executive officers of Bancorp is included under the caption titled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of Bancorp's directors and executive officers is included under the captions "Corporate Governance and Other Matters," "Executive Compensation," "Report of the Human Resources Committee," and "Stock Performance Graph" on pages 5 through 14 of the Proxy Statement, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Bancorp's common stock by certain beneficial owners and directors and executive officers of Bancorp is included under the caption "Stock Ownership of Management" on pages 2 and 3 of the Proxy Statement and is hereby incorporated by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         The following financial statements are filed as a part of this report:

                  Consolidated Balance Sheets at December 31, 1996 and 1997

                  Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

                  Notes to the Consolidated Financial Statements

                  Report of Independent Auditors

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

         The following exhibits are filed as a part of this report:

Exhibit No.                           Description                    Incorporated by Reference to:
--------------------------------------------------------------------------------------------------------------------
3(a)              Articles of  Incorporation of Sandy Spring         Exhibit 3.1 to Form 10-Q for the Quarter
                  Bancorp,  Inc., as Amended                         ended June 30, 1996, SEC File No. 0-19065.

3(b)              Bylaws of Sandy Spring Bancorp, Inc.               Exhibit 3.2 to Form 8-K dated May 13, 1992,
                                                                     SEC File No. 0-19065.

10(a)*            Amended and Restated Sandy Spring Bancorp, Inc.,   Exhibit 10(a) to Form 10-Q for the Quarter
                  Cash and Deferred Profit Sharing Plan and Trust    ended September 30, 1997, SEC File No.
                                                                     0-19065.

10(b)*            Sandy Spring Bancorp, Inc. 1982 Incentive Stock    Exhibit 10(c) to Form 10-Q for the quarter
                  Option Plan                                        ended June 30, 1990, SEC File No. 0-19065.

10(c)*            Sandy Spring Bancorp, Inc. 1992 Stock Option Plan  Exhibit 10(i) to Form 10-K for the year ended
                                                                     December 31, 1991, SEC File No. 0-19065.

10(d)*            Sandy Spring Bancorp, Inc. Amended and Restated    Exhibit 4 to Registration Statement on Form
                  Stock Option Plan for Employees of Annapolis       S-8, Registration Statement No. 333-11-049.
                  Bancshares, Inc.

10(e)*            Sandy Spring National Bank of Maryland Executive   Exhibit 10(g) to Form 10-K for the year ended
                  Health Insurance Plan                              December 31, 1991, SEC File No. 0-19065.

10(f)*            Sandy Spring National Bank of Maryland Executive   Exhibit 10(k) to Form 10-K for the year ended
                  Health Expense Reimbursement Plan                  December 31, 1991, SEC File No. 0-19065.

10(g)*            Form of Director Fee Deferral Agreement, August    Exhibit 10(b) to Form 10-Q for the Quarter
                  26, 1997                                           ended September 30, 1997, SEC File No.
                                                                     0-19065.

10(h)*            Supplemental Executive Retirement Agreement by     Exhibit 10(c) to Form 10-Q for the Quarter
                  and Between Sandy Spring National Bank of          ended September 30, 1997, SEC File No.
                  Maryland and Hunter R. Hollar                      0-19065.

10(i)*            Form of  Supplemental  Executive  Retirement       Exhibit 10(d) to Form  10-Q for the  Quarter
                   Agreement by and between Sandy Spring National    ended September 30, 1997, SEC File No.
                  Bank of Maryland and each of James H. Langmead,    0-19065.
                  Lawrence T. Lewis, Stanley L. Merson, and Frank
                  H. Small

10(j)*            Employment Agreement by and among Sandy Spring     Exhibit 10(e) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Hunter H. Hollar                     0-19065.

10(k)*            Employment Agreement by and among Sandy Spring     Exhibit 10(f) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and James H. Langmead                    0-19065.

Exhibit No.                           Description                    Incorporated by Reference to:
--------------------------------------------------------------------------------------------------------------------
10(l)*            Employment Agreement by and among Sandy Spring     Exhibit 10(g) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Lawrence T. Lewis                    0-19065.

10(m)*            Employment Agreement by and among Sandy Spring     Exhibit 10(h) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Stanley L. Merson                    0-19065.

10(n)*            Employment Agreement by and among Sandy Spring     Exhibit 10(i) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Frank H. Small                       0-19065.
13                1997 Annual Report to Shareholders

21                Subsidiaries


23                Consent of Independent Auditors

24                Power of Attorney

27                Financial Data Schedule


*   Management  Contract or Compensatory  Plan or Arrangement  filed pursuant to
    Item 14(c) of this Report.

(b) No Current Reports on Form 8-K were filed during the three month period ended December 31, 1997.

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

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Hunter R. Hollar
    --------------------
     Hunter R. Hollar
     President and
     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1998.

Principal Executive Officer and Director:     Principal Financial and Accounting
Officer:

/s/ Hunter R. Hollar                          /s/ James H. Langmead
--------------------                          ---------------------
Hunter R. Hollar                              James H. Langmead
President and Chief Executive Officer         Vice President and Treasurer

         A majority of the directors of Bancorp executed a power of attorney appointing Marjorie S. Holsinger as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1997. This report has been signed below by such attorney-in-fact as of March 25, 1998.

                                       By: /s/ Marjorie S. Holsinger
                                           -----------------------------
                                            Marjorie S. Holsinger
                                            Attorney-in-Fact for Majority of the
                                            Directors of Bancorp

                                INDEX TO EXHIBITS

         The following exhibits are filed as a part of this report:

Exhibit No.                           Description                    Incorporated by Reference to:
--------------------------------------------------------------------------------------------------------------------
3(a)              Articles of  Incorporation of Sandy Spring         Exhibit 3.1 to Form 10-Q for the Quarter
                  Bancorp,  Inc., as Amended                         ended June 30, 1996, SEC File No. 0-19065.

3(b)              Bylaws of Sandy Spring Bancorp, Inc.               Exhibit 3.2 to Form 8-K dated May 13, 1992,
                                                                     SEC File No. 0-19065.

10(a)*            Amended and Restated Sandy Spring Bancorp, Inc.,   Exhibit 10(a) to Form 10-Q for the Quarter
                  Cash and Deferred  Profit Sharing Plan and Trust   ended September 30, 1997, SEC File No.
                                                                     0-19065.

10(b)*            Sandy Spring Bancorp, Inc. 1982 Incentive Stock    Exhibit 10(c) to Form 10-Q for the quarter
                  Option Plan                                        ended June 30, 1990, SEC File No. 0-19065.

10(c)*            Sandy Spring Bancorp, Inc. 1992 Stock Option Plan  Exhibit 10(i) to Form 10-K for the year ended
                                                                     December 31, 1991, SEC File No. 0-19065.

10(d)*            Sandy Spring Bancorp, Inc. Amended and Restated    Exhibit 4 to Registration Statement on Form
                  Stock Option Plan for Employees of Annapolis       S-8, Registration Statement No. 333-11-049.
                  Bancshares, Inc.

10(e)*            Sandy Spring National Bank of Maryland Executive   Exhibit 10(g) to Form 10-K for the year ended
                  Health Insurance Plan                              December 31, 1991, SEC File No. 0-19065.

10(f)*            Sandy Spring National Bank of Maryland Executive   Exhibit 10(k)
                  to Form 10-K for the year ended Health  Expense    Reimbursement
                  Plan December 31, 1991, SEC File No. 0-19065.

10(g)*            Form of Director Fee Deferral Agreement, August    Exhibit 10(b) to Form 10-Q for the Quarter
                  26, 1997                                           ended September 30, 1997, SEC File No.
                                                                     0-19065.

10(h)*            Supplemental Executive Retirement Agreement by     Exhibit 10(c) to Form 10-Q for the Quarter
                  and Between Sandy Spring National Bank of          ended September 30, 1997, SEC File No.
                  Maryland and Hunter R. Hollar                      0-19065.

10(i)*            Form of Supplemental Executive Retirement          Exhibit 10(d) to Form  10-Q for the  Quarter
                  between  Sandy Spring National Bank of Maryland    Agreement  by andended September 30, 1997,
                  and each of James H. Langmead, Lawrence T. Lewis,  SEC File No. 0-19065.
                  Stanley  L. Merson, and Frank H. Small

Exhibit No.                           Description                    Incorporated by Reference to:
--------------------------------------------------------------------------------------------------------------------
10(j)*            Employment Agreement by and among Sandy Spring     Exhibit 10(e) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Hunter H. Hollar                     0-19065.

10(k)*            Employment Agreement by and among Sandy Spring     Exhibit 10(f) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and James H. Langmead                    0-19065.

10(l)*            Employment Agreement by and among Sandy Spring     Exhibit 10(g) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Lawrence T. Lewis                    0-19065.

10(m)*            Employment Agreement by and among Sandy Spring     Exhibit 10(h) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Stanley L. Merson                    0-19065.

10(n)*            Employment Agreement by and among Sandy Spring     Exhibit 10(i) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland, and Frank H. Small                       0-19065.

13                1997 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Independent Auditors

24                Power of Attorney

27                Financial Data Schedule


* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 14(c) of this Report.