Form 10-Q
period 1998-03-31
SANDY SPRING BANCORP INC
filed 1998-05-12
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to


Commission File Number: O-19065
                       --------

                  Sandy Spring Bancorp, Inc.
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         Maryland                               52-1532952
 ------------------------         ------------------------
 (State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland     20832       301-774-6400
-------------------------------------     -----       --------------
   (Address of principal office)        (Zip Code)   (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES  X     NO
   -----

     The number of shares of common stock outstanding as of April 22, 1998 is 9,675,138 shares.

                              SANDY SPRING BANCORP

                                      INDEX

                                                            Page
----------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 1998 and December 31, 1997............................... 1

         Consolidated Statements of Income and Comprehensive
         Income for the Three Month Periods Ended March 31, 1998 and 1997... 2

         Consolidated Statements of Cash Flows for
         the Three Month Periods Ended March 31, 1998 and 1997.............. 3

         Notes to Consolidated Financial Statements......................... 5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 6

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 10

  SIGNATURES................................................................ 11

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)



                                                                  March 31,                     December 31,

                                                                    1998                             1997
-------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                          $33,172                         $37,644

  Federal funds sold                                                13,057                          11,036

  Interest-bearing deposits with banks                                 577                             387

  Residential mortgage loans held for sale                          15,723                           6,670

  Investments available-for-sale (at fair value)                   343,255                         344,258

  Investments held-to-maturity -- fair value of
    $101,418 (1998) and $110,437 (1997)                             99,881                         108,991

  Other equity securities                                           12,728                          11,485


  Total Loans (net of unearned income)                             573,626                         558,893

    Less: Allowance for credit losses                               (7,230)                         (7,016)
                                                             ---------------                 ---------------
       Net loans                                                   566,396                         551,877


  Premises and equipment, net                                       28,496                          28,468

  Accrued interest receivable                                       10,661                           9,908

  Other real estate owned                                              542                             296

  Other assets                                                      13,956                          10,313
                                                             ---------------                 ---------------
     TOTAL ASSETS                                              $ 1,138,444                       1,121,333
                                                             ===============                 ===============

LIABILITIES

  Noninterest-bearing deposits                                 $   157,951                         150,957

  Interest-bearing deposits                                        709,378                         702,054
                                                             ---------------                 ---------------
      Total deposits                                               867,329                         853,011

  Short-term borrowings                                            134,066                         144,426

  Long-term borrowings                                              25,486                          14,592

  Accrued interest and other liabilities                             5,046                           4,629
                                                             ---------------                 ---------------
      TOTAL LIABILITIES                                          1,031,927                       1,016,658


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized
     15,000,000; shares issued and outstanding
     9,676,196 (1998) and 4,862,574 (1997)                           9,676                           4,862

  Surplus                                                           25,617                          31,695

  Retained earnings                                                 68,866                          66,261

  Accumulated other comprehensive income                             2,358                           1,857
                                                             ---------------                 ---------------
      TOTAL STOCKHOLDERS' EQUITY                                   106,517                         104,675
                                                             ---------------                 ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,138,444                       1,121,333
                                                             ===============                 ===============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     ------------------------------------------
                                                                            1998                      1997
---------------------------------------------------------------------------------------------------------------
Interest income:

 Interest and fees on loans                                              $ 12,851                   $ 11,935

 Interest on loans held for sale                                              134                         54

 Interest on deposits with banks                                               19                         27

 Interest and dividends on securities:

   Taxable                                                                  5,706                      4,466

   Nontaxable                                                               1,072                        784

Interest on federal funds sold                                                229                        326
                                                                     ------------------------------------------
     TOTAL INTEREST INCOME                                                 20,011                     17,592

Interest expense:

 Interest on deposits                                                       7,001                      6,986

 Interest on short-term borrowings                                          1,760                        807

 Interest on long-term borrowings                                             346                         80
                                                                     ------------------------------------------
      TOTAL INTEREST EXPENSE                                                9,107                      7,873
                                                                     ------------------------------------------
NET INTEREST INCOME                                                        10,904                      9,719

Provision for Credit Losses                                                   267                        100
                                                                     ------------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                        10,637                      9,619

Noninterest Income:

 Securities gains                                                             248                         20

 Service charges on deposit accounts                                          934                        789

 Gains on mortgage sales                                                      601                        269

 Trust income                                                                 355                        259

 Other income                                                                 730                        492
                                                                     ------------------------------------------
      TOTAL NONINTEREST INCOME                                              2,868                      1,829

Noninterest Expenses:

 Salaries and employee benefits                                             4,547                      3,740

 Occupancy expense of premises                                                680                        517

 Equipment expenses                                                           655                        519

 Marketing                                                                    251                        334

 FDIC insurance expense                                                        25                         25

 Outside data services                                                        357                        297

 Other expenses                                                             1,380                      1,199
                                                                     ------------------------------------------
      TOTAL NONINTEREST EXPENSES                                            7,895                      6,631
                                                                     ------------------------------------------
Income Before Income Taxes                                                  5,610                      4,817

Income Tax Expense                                                          1,750                      1,614
                                                                     ------------------------------------------
NET INCOME                                                                  3,860                      3,203

Other Comprehensive Income, net of tax:

    Net unrealized gain on investments available-
    for-sale, net of taxes                                                    501                       (511)
                                                                     ------------------------------------------
COMPREHENSIVE INCOME                                                     $  4,361                   $  2,692
                                                                     ==========================================
Basic Net Income Per Share*                                              $   0.40                   $   0.33

Diluted Net Income Per Share*                                                0.40                       0.33

Dividends Declared Per Share*                                                0.13                       0.11

*Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998.
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                             1998         1997
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:

 Net Income                                              $   3,860   $    3,203

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                               620          503

   Provision for credit losses                                 267          100

   Deferred income taxes                                     (205)           60

   Origination of loans held for sale                     (52,875)     (12,393)

   Proceeds from sales of loans held for sale               44,423       16,854

   Gains on sales of loans held for sale                     (601)        (269)

   Securities gains                                          (248)         (20)

   Net change in:

     Accrued interest receivable                             (753)          109

     Accrued income taxes                                    1,480          527

     Other accrued expenses                                (1,063)        (345)

   Other -- net                                            (3,741)          580
                                                       -------------------------
      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES     (8,836)        8,909

Cash Flows from Investing Activities:

 Net increase in interest-bearing deposits with banks        (190)        (443)

 Purchases of investments held-to-maturity                 (2,705)      (2,998)

 Purchases of other equity securities                      (1,242)            0

 Purchases of investments available-for-sale             (132,796)     (46,686)

 Proceeds from sales of investments available-for-sale       4,918       15,803

 Proceeds from maturities, calls and principal
   payments of investments held-to-maturity                 11,860        3,773


 Proceeds from maturities, calls and principal
   payments of investments available-for-sale              129,914       31,085


 Net increase in loans receivable                         (14,979)     (14,378)

 Expenditures for premises and equipment                     (728)      (3,240)
                                                       -------------------------
     NET CASH USED BY INVESTING ACTIVITIES                 (5,948)     (17,084)

Cash Flows from Financing Activities:

 Net increase in demand and savings accounts                 4,926        1,401

 Net increase in time and other deposits                     9,392        4,391

 Net increase (decrease) in short-term borrowings         (10,460)        2,642

 Proceeds from long-term borrowings                         11,000            0

 Retirement of long-term borrowings                            (6)          (8)

 Common stock purchased and retired                        (1,949)            0

 Proceeds from issuance of common stock                        685          614

 Dividends paid                                            (1,255)      (1,031)
                                                       -------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              12,333        8,009
                                                       -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,451        (166)

Cash and Cash Equivalents at Beginning of Quarter           48,680       56,177
                                                       -------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*             $  46,229    $  56,011
                                                       =========================

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures:

 Interest payments                                 $8,939   $6,974

 Income tax payments                                  628      905

Noncash Investing Activities:

 Transfers from loans to other real estate owned      246      300

 Reclassification of borrowings from
  long-term to short-term                             100      100



*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1997 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1998.

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

NOTE 2 - NEW ACCOUNTING STANDARD

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130) was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in the Statement of Income. The Company adopted this disclosure standard, as required, in the first quarter of 1998, including reclassification of the prior period.

NOTE 3 - PER SHARE DATA

Statement of Financial Accounting Standards No. 128, Earnings per Share" (FASB
128), became effective for the Company at the end of 1997. Under FASB 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. For purposes of comparability, prior period earnings per share have been restated to reflect application of the provisions of this Statement.

     The calculations of net income per common share for the periods ended March 31 were as follows. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.

                                                         1998          1997
                                                         ----          ----
Basic:
    Net income (available to common stockholders)       $3,860        $3,203
    Average common shares outstanding                    9,668         9,813
    Basic net income per share                           $0.40         $0.33
                                                   ==========================
Diluted:
    Net income (available to common stockholders)       $3,860        $3,203

    Average common shares outstanding                    9,668         9,813
    Stock option adjustment                                 48            17
    Warrant stock adjustment                                 0             4
                                                   --------------------------
     Average common shares outstanding - diluted         9,716         9,834
    Diluted net income per share                         $0.40         $0.33
                                                   ==========================

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

         In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on January 28, 1998 (see Note 3).

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-one community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with a mortgage banking company. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $1,138,444 at March 31, 1998, compared to $1,121,333 at December 31, 1997, increasing $17,111 or 1.5% during the first quarter of 1998. Earning assets increased $17,127 or 1.6% to $1,058,847 at March 31, 1998, from $1,041,720 at December 31, 1997.

         Total loans rose 2.6% or $14,733 during the first quarter of 1998 to $573,626. Of the major loan categories, construction loans increased 8.5% due to growth in commercial construction loans, commercial loans increased 8.4%, consumer loans increased 6.4% due primarily to growth in student loans, and mortgage loans increased 0.4% including a 3.9% increase in commercial mortgages. Also, residential mortgage loans held for sale increased by $9,053 from December 31, 1997 to $15,723 at March 31, 1998.

     The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased $8,870 or 1.9% from December 31, 1997 to March 31, 1998. During this period, the increases in total loans and residential mortgage loans held for sale required funding in excess of that achieved by growth in total deposits and borrowings.

         Total deposits were $867,329 at March 31, 1998, increasing $14,318 or 1.7% from $853,011 at December 31, 1997. Growth was achieved for noninterest-bearing demand deposits, up $6,994 or 4.6%, attributable primarily to increases in commercial and small business checking balances, and for interest-bearing deposits, up $7,324 or 1.0%, due primarily to higher time deposits under $100. Borrowings were essentially unchanged overall, with declines in short-term borrowings offset by an increase in long-term Federal Home Loan Bank of Atlanta borrowing.

Market Risk Management

     By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As of March 31, 1998, the Bank had the following estimated sensitivity profile for net interest income over a twelve month horizon and for the fair value of equity:


                                         Immediate Change in Rates
                                  ---------------------------------------
                                   +200 basis points   -200 basis points      Policy Limit
--------------------------------------------------------------------------------------------------
% Change in Net Interest Earnings         (6.08)%              (1.33)%           +/-15%
% Change in Fair Value of Equity           2.14%              (16.81)%           +/-25%

Liquidity

         The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totalled $159,002 or 14.0% of total assets at March 31, 1998. This represents a liquidity position, net of estimated potential cash outflows for deposits and borrowings, of $75,328 or 6.6% of total assets, which exceeded the minimum level established by management.

Capital Management

         The Company recorded a total risk-based capital ratio of 16.71% at March 31, 1998, compared to 17.07% at December 31, 1997; a tier 1 risk-based capital ratio of 15.62%, compared to 15.97%; and a capital leverage ratio of 9.26%, compared to 9.46%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

         Stockholders' equity totaled $106,517 (including accumulated other comprehensive income of $2,358) at March 31, 1998, up 1.8% from $104,675 (including accumulated other comprehensive income of $1,857) at December 31, 1997. Internal capital generation (net income less dividends) provided $2,605 in additional equity during the first quarter of 1998, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 10.1% versus 8.6% for the year ended December 31, 1997.

         External capital formation from stock issuances under the dividend reinvestment plan, newly expanded in 1997 to include optional cash purchases, and to a lesser degree, through the exercise of warrants arising from the merger with Annapolis Bancshares, Inc. in 1996, totaled $685 during the first quarter of 1998. However, share repurchases amounted to $1,949 through March 31, 1998, for a net decrease in stockholders' equity from external sources of $1,264.

         First quarter dividends were $0.13 per share in 1998, compared to $0.11 per share in 1997, for dividend payout ratios of dividends declared per share to diluted net income per share of 32.50% and 33.33%, respectively.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Net income for the first three months of the year rose $657 or 20.5% in 1998, to $3,860, from $3,203. Diluted earnings per share for the first quarter were $0.40 in 1998 and $0.33 in 1997. The annualized return on average assets for the first three months of the year was 1.40% in 1998 compared to 1.34% in 1997. The annualized returns on average equity for the same three month periods were 14.98% and 13.45% in 1998 and 1997, respectively.

Net Interest Income

         Net interest income for the first three months of the year was $10,904 in 1998, an increase of 12.2% over $9,719 in 1997, reflecting a higher volume of average earning assets.

         For the first three months, tax-equivalent interest income increased $1,299 or 13.0% in 1998, compared to 1997. Average earning assets rose 14.2% over the prior year period while the average yield earned on those assets decreased slightly to 7.96% from 7.97%. Comparing the first three months of 1998 versus 1997, average loans grew 7.50% to $570,983 (55.0% of average earning assets), while the average yield on loans increased to 9.19% from 9.12%. Virtually all major categories increased, with residential mortgages (including those held for sale) and residential construction loans accounting for a majority of the overall increase. Average total securities increased 27.6% to $449,173 (43.2% of average earning assets) and recorded an 8 basis point increase in average yield to 6.50% from 6.42%.

         Interest expense for the first three months increased $1,234 or 15.7%, due to the combined effects of 13.9% higher average interest-bearing liabilities and a 6 basis point rise in the average rate paid on those funds to 4.24% from 4.18%. Most of the increase in interest-bearing liabilities was generated by growth in average short-term borrowings, which primarily resulted from Federal Home Loan Bank of Atlanta advances used to invest in securities.

Credit Risk Management

         During the first three months of the year, the provision for credit losses was $267 in 1998, compared to $100 in 1997. Net charge-offs of $53 were recorded for the three month period ended March 31, 1998 while there were net charge-offs of $104 for the same period a year earlier.

         The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.26% of total loans at March 31, 1998 and at December 31, 1997. Management believes the allowance for credit losses at March 31, 1998 was adequate.

         Nonperforming loans decreased by $146 to $2,526 and total nonperforming assets decreased by $100 to $3,068 from December 31, 1997 to March 31, 1998. Expressed as a percentage of total assets, nonperforming assets were 0.27% at March 31, 1998 and 0.26% at December 31, 1997. The allowance for credit losses represented 286% of nonperforming loans at March 31, 1998, compared to coverage of 263% at December 31, 1997. Significant variation in the coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $542 at March 31, 1998, compared to $296 at December 31, 1997. The balance of impaired loans was $446 at March 31, 1998, and $890 at December 31, 1997, and there were no reserves for those loans at either period end.


Noninterest Income and Expenses

         Noninterest income increased 56.8% or $1,039 during the three months ended March 31, 1998 versus 1997, primarily from increases in securities gains, fees from trust services, mortgage banking revenues, and transaction based service fees. Substantial growth was achieved from the Bank's asset and trust management business due to higher levels of assets under management. The Bank's mortgage banking subsidiary, Sandy Spring Mortgage Corporation, now in its second year of operation, continued to achieve strong mortgage loan origination volumes and related gains on sales of loans, due in part to high levels of mortgage refinancing. The rise in service fees primarily reflected higher return check charges, debit card fees and ATM access fees.

      For the three months ended March 31, 1998, noninterest expenses increased 19.1%, or $1,264, to $7,895, from $6,631 in 1997. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management manages its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses was due primarily to a 21.6%, or $807, increase in salaries and employee benefits, mainly related to growth in staff, an expanded branch network and higher incentive compensation and pension plan costs. Average full-time equivalent employees reached 419 during the first quarter of 1998 compared to 365 during the first quarter of 1997. Despite the increase in staff, the ratio of net income per average full-time-equivalent employee increased to $9.2 from $8.8. Occupancy expenses increased 31.5% or $163 to $680 for the three month period ended March 31, 1998 from $517 for the same period in 1997 due in large part to rental expenses related to new branches. Over the same period, equipment expenses also increased significantly, by 26.2% or $136, due primarily to higher depreciation expenses. While marketing expense declined, other noninterest expense categories increased, as the Company grew.

Income Taxes

         The effective tax rate for the first quarter of the year was 31.2% in 1998, compared to 33.5% in 1997, reflecting an increase in the percentage of nontaxable income to income before taxes.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                      3 Months Ended       12 Months Ended
                                      March 31, 1998      December 31, 1997
---------------------------------------------------------------------------
Balance, January 1                         $7,016                $6,391

Provision for credit losses                   267                   986

Loan charge-offs:

  Real estate-mortgage                        (20)                  (60)

  Real estate-construction                      0                   (79)

  Consumer                                    (40)                 (167)

  Commercial                                   (4)                 (235)

                                   ----------------       ---------------
    Total charge-offs                         (64)                 (541)


Loan recoveries:

  Real estate-mortgage                          0                     0

  Real estate-construction                      0                     0

  Consumer                                      6                    39

  Commercial                                    5                   141
                                   ----------------       ---------------
    Total recoveries                           11                   180
                                   ----------------       ---------------
Net charge-offs                               (53)                 (361)
                                   ----------------       ---------------
BALANCE, PERIOD END                       $ 7,230               $ 7,016
                                   ================       ===============

Net charge-offs to average loans
  (annual basis)                        0.04%                 0.07%

Allowance to total loans                1.26%                 1.26%



Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                     March 31,          December 31,
                                       1998                 1997
---------------------------------------------------------------------------
Non-accrual loans                          $  446                $  890

Loans 90 days past due                      2,064                 1,764

Restructured loans                             16                    18
                                   ----------------       ---------------
  Total Nonperforming Loans*                2,526                 2,672

Other real estate owned                       542                   296
                                   ----------------       ---------------
  TOTAL NONPERFORMING ASSETS               $3,068                $2,968
                                   ================       ===============
Nonperforming assets to total
  assets                                 0.27%                 0.26%
-------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $7,639 at March 31, 1998, compared to $7,890 at December 31, 1997. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

             No.   Exhibit
            -----  -------
             27    Financial Data Schedule and Restated Financial Data Schedules

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

SANDY SPRING BANCORP, INC.
(Registrant)




By: /s/ HUNTER R. HOLLAR
   ---------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 7, 1998




By: /s/ JAMES  H. LANGMEAD
    ----------------------
    James H. Langmead
    Vice President and Treasurer


  Date: May 7, 1998