Form 10-Q
period 1998-06-30
SANDY SPRING BANCORP INC
filed 1998-08-10
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------   -------------------

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

The number of shares of common stock outstanding as of July 24, 1998 is 9,639,402 shares.

                          SANDY SPRING BANCORP, INC.

                                     INDEX

                                                                            Page
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         June 30, 1998 and December 31, 1997 ................................. 1

         Consolidated Statements of Income and Comprehensive Income
         for the Three and Six Month Periods Ended June 30, 1998 and 1997 .... 2

         Consolidated Statements of Cash Flows for
         the Six Month Periods Ended June 30, 1998 and 1997 .................. 3

         Notes to Consolidated Financial Statements .......................... 5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 6

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK ....................................................10

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................11

  SIGNATURES .................................................................12

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)


                                                                       June 30        December 31,
                                                                        1998              1997
-------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                            $    29,654    $    37,644

  Federal funds sold                                                      11,279         11,036

  Interest-bearing deposits with banks                                     1,635            387

  Residential mortgage loans held for sale                                14,983          6,670

  Investments available-for-sale (at fair value)                         384,045        344,258

  Investments held-to-maturity -- fair value of $96,607
  (1998) and $110,437 (1997)                                              95,371        108,991

  Other equity securities                                                 10,736         11,485


  Total Loans (net of unearned income)                                   581,611        558,893

    Less: Allowance for credit losses                                     (7,534)        (7,016)
                                                                     -----------    -----------
       Net loans                                                         574,077        551,877

  Premises and equipment, net                                             28,425         28,468

  Accrued interest receivable                                             10,412          9,908

  Other real estate owned                                                    639            296

  Other assets                                                             9,483         10,313
                                                                     -----------    -----------
     TOTAL ASSETS                                                    $ 1,170,739    $ 1,121,333
                                                                     ===========    ===========


LIABILITIES

  Noninterest-bearing deposits                                       $   166,517    $   150,957

  Interest-bearing deposits                                              723,060        702,054
                                                                     -----------    -----------
      Total deposits                                                     889,577        853,011

  Short-term borrowings                                                  144,330        144,426

  Long-term borrowings                                                    25,480         14,592

  Accrued interest and other liabilities                                   3,950          4,629
                                                                     -----------    -----------
      TOTAL LIABILITIES                                                1,063,337      1,016,658


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized
   15,000,000; shares issued and outstanding 9,640,377 (1998)
   and 4,862,574 (1997)
                                                                           9,640          4,862

  Surplus                                                                 24,495         31,695

  Retained earnings                                                       71,297         66,261

  Accumulated other comprehensive income                                   1,970          1,857
                                                                     -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                                         107,402        104,675
                                                                     ===========    ===========

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,170,739    $ 1,121,333
                                                                     ===========    ===========

See Notes to Consolidated Financial Statements

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data)

                                            Three Months Ended      Six Months Ended
                                                 June 30,                June 30,
                                          --------------------   --------------------
                                           1998         1997        1998      1997
--------------------------------------------------------------   --------------------
Interest Income:

 Interest and fees on loans               $ 12,916    $ 12,458   $ 25,767   $ 24,393

 Interest on loans held for sale               220          62        354        116

 Interest on deposits with banks                30          15         49         42

 Interest and dividends on securities:

   Taxable                                   5,952       5,005     11,658      9,476

   Nontaxable                                1,071         832      2,143      1,611

Interest on federal funds sold                 309         321        538        647
                                          --------------------   -------------------
     TOTAL INTEREST INCOME                  20,498      18,693     40,509     36,285

Interest Expense:

 Interest on deposits                        7,139       7,226     14,140     14,212

 Interest on short-term borrowings           1,796       1,143      3,556      1,950

 Interest on long-term borrowings              353          80        699        160
                                          --------------------   -------------------
      TOTAL INTEREST EXPENSE                 9,288       8,449     18,395     16,322
                                          --------------------   -------------------
NET INTEREST INCOME                         11,210      10,244     22,114     19,963

Provision for Credit Losses                    275         125        542        225
                                          --------------------   -------------------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         10,935      10,119     21,572     19,738

Noninterest Income:

 Securities gains                              161         112        409        132

 Service charges on deposit accounts           994         789      1,928      1,578

 Gains on mortgage sales                       682         255      1,283        524

 Trust income                                  341         260        696        519

 Other income                                  807         598      1,537      1.090
                                          --------------------   -------------------
      TOTAL NONINTEREST INCOME               2,985       2,014      5,853      3,843

Noninterest Expenses:

 Salaries and employee benefits              4,846       4,147      9,393      7,887

 Occupancy expense of premises                 696         568      1,376      1,085

 Equipment expenses                            664         532      1,319      1,051

 Marketing                                     328         378        579        712

 FDIC insurance expense                         25          25         50         50

 Outside data services                         376         300        733        597

 Other expenses                              1,525       1,368      2,905      2,567
                                          --------------------   -------------------
      TOTAL NONINTEREST EXPENSES             8,460       7,318     16,355     13,949
                                          --------------------   -------------------
Income Before Income Taxes                   5,460       4,815     11,070      9,632

Income Tax Expense                           1,585       1,695      3,335      3,309
                                          --------------------   -------------------
NET INCOME                                   3,875       3,120      7,735      6,323

Other Comprehensive Income, net of tax:

    Net unrealized gain on investments
    available-for-sale, net of taxes          (388)      1,169        113        658
                                          ====================   ===================

COMPREHENSIVE  INCOME                     $  3,487    $  4,289   $  7,848   $  6,981
                                          ====================   ===================

Basic Net Income Per Share*               $   0.40    $   0.32   $   0.80   $   0.65

Diluted Net Income Per Share*                 0.40        0.32       0.80       0.65

Dividends Declared Per Share*                 0.15        0.11       0.28       0.22


*Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998. See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                             Six Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                             1998         1997
-----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

 Net Income                                                              $   7,735    $   6,323

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             1,258        1,037

   Provision for credit losses                                                 542          225

   Deferred income taxes                                                        70           (2)

   Origination of loans held for sale                                     (106,415)     (29,500)

   Proceeds from sales of loans held for sale                               99,385       33,129

   Gains on sales of loans held for sale                                    (1,283)        (524)

    Purchases of trading securities                                         (9,376)           0

    Proceeds from sales of trading securities                                9,388            0

   Securities gains                                                           (409)        (132)

   Net change in:

     Accrued interest receivable                                              (504)        (928)

     Accrued income taxes                                                     (236)         (55)

     Other accrued expenses                                                   (443)         (74)

   Other -- net                                                                658       (4,008)
                                                                         ---------    ---------
      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                         370        5,491

Cash Flows from Investing Activities:

 Net increase in interest-bearing deposits with banks                       (1,248)        (549)

 Purchases of investments held-to-maturity                                  (3,088)      (6,155)

 Purchases of other equity securities                                       (2,574)      (3,938)

 Purchases of investments available-for-sale                              (268,706)    (145,714)

 Proceeds from sales of investments available-for-sale                      14,981       46,245

 Proceeds from maturities, calls and principal payments of
  investments held-to-maturity                                              16,786       10,201


 Proceeds from maturities, calls and principal payments of
  investments available-for-sale                                           214,408       45,258


 Redemption of Federal Home Loan Bank of Atlanta stock in
  other equity securities                                                    3,324          574

 Proceeds from sales of other real estate owned                                 76            0

 Net increase in loans receivable                                          (23,111)     (24,438)

 Expenditures for premises and equipment                                    (1,202)      (4,642)
                                                                         ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                                 (50,354)     (82,158)

Cash Flows from Financing Activities:

 Net increase in demand and savings accounts                                13,805       17,763

 Net increase in time and other deposits                                    22,761       17,670

 Net increase (decrease) in short-term borrowings                             (196)      43,900

 Proceeds from long-term borrowings                                         11,000            0

 Retirement of long-term borrowings                                            (12)         (16)

 Common stock purchased and retired                                         (3,753)        (723)

 Proceeds from issuance of common stock                                      1,331          970

 Dividends paid                                                             (2,699)      (2,160)
                                                                         ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              42,237       77,404
                                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (7,747)         737

Cash and Cash Equivalents at Beginning of Period                            48,680       56,177
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                              $  40,933    $  56,914
                                                                         =========    =========

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                             1998         1997
-----------------------------------------------------------------------------------------------
Supplemental Disclosures:

 Interest payments                                                         $18,227      $15,272

 Income tax payments                                                         3,606        4,140

Noncash Investing Activities:

 Transfers from loans to other real estate owned                               393          565

 Reclassification of borrowings from long-term to short-term                   100          100


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

     The calculations of net income per common share for the quarterly and year-to-date periods ended June 30 were as follows. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.


(Dollars and amounts in thousands, except                             Three Months Ended                Six Months Ended
  per share data)                                                          June 30,                         June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                      1998          1997              1998            1997
                                                                      ----          ----              ----            ----
Basic:
  Net income applicable to common stock                              $3,875        $3,120            $7,735          $6,323
  Average common shares outstanding                                   9,644         9,831             9,656           9,822
  Basic net income per share                                          $0.40         $0.32             $0.80           $0.65
                                                                   =========================================================
Diluted:
  Net income applicable to common stock                              $3,875        $3,120            $7,735          $6,323

  Average common shares outstanding                                   9,644         9,831             9,656           9,822
  Stock option adjustment                                                53            20                51              18
  Warrant stock adjustment                                                0             5                 2               5
                                                                   --------------------------------------------------------
    Diluted average common shares outstanding                         9,697         9,856             9,709           9,845
  Diluted net income per share                                        $0.40         $0.32             $0.80           $0.65
                                                                   =========================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

     In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on January 28, 1998 (see Note 3).

THE COMPANY

     The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-two community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with a mortgage banking company. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

     The Company's total assets were $1,170,739,000,at June 30, 1998, compared to $1,121,333,000 at December 31, 1997, increasing $49,406,000 or 4.4% during the first six months of 1998. Earning assets increased $57,940,000 or 5.6% to $1,099,660,000 at June 30, 1998, from $1,041,720,000 at December 31, 1997.

     Total loans rose 4.1% or $22,718,000 during the first six months of 1998 to $581,611,000. Of the major loan categories, commercial loans increased 18.5%, consumer loans increased 9.7% due primarily to growth in student loans, construction loans increased 8.1% due to growth in commercial construction loans, and mortgage loans increased 0.3% including an 8.0% increase in commercial mortgages. Also, residential mortgage loans held for sale increased by $8,313,000 from December 31, 1997 to $14,983,000 at June 30, 1998.

     The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $25,418,000 or 5.5% from December 31, 1997 to June 30, 1998. During this period, the increases in total loans and residential mortgage loans held for sale required less funding than the growth in total deposits and borrowings. For the first time, the Company had trading securities in the second quarter of 1998, with purchases of $9,376,000, proceeds from sales of $9,388,000 and gains on sales of $12,000 resulting in no trading securities at June 30, 1998.

     Total deposits were $889,577,000 at June 30, 1998, increasing $36,566,000 or 4.3% from $853,011,000 at December 31, 1997. Growth was achieved for noninterest-bearing demand deposits, up $15,560,000 or 10.3%, attributable primarily to increases in commercial and small business checking balances. Interest-bearing deposits increased $21,006,000 or 3.0%, due primarily to higher time deposits under $100,000. Borrowings increased $10,792,000 or 6.8%, attributable to higher repurchase agreements related primarily to cash management services to commercial clients, and to long-term Federal Home Loan Bank of Atlanta advances in connection with a leverage program funding securities at a favorable interest rate spread.

Market Risk Management

     By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As of June 30, 1998, the Bank had the following estimated sensitivity profile for net interest income over a twelve-month horizon and for the fair value of equity:

                                                    Immediate Change in Rates
                                        -----------------------------------------------
                                           +200 basis points          -200 basis points             Policy Limit
-----------------------------------------------------------------------------------------------------------------
% Change in Net Interest Earnings                    (6.75)%                     (3.50)%               +/-15%
% Change in Fair Value of Equity                       1.03%                    (19.79)%               +/-25%

Liquidity

     The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totaled $130,017,000 or 11.1% of total assets at June 30, 1998. This represents a liquidity position, net of estimated potential cash outflows for deposits and borrowings, of $45,438,000 or 3.9% of total assets, which exceeded the minimum level established by management.

Capital Management

     The Company recorded a total risk-based capital ratio of 16.43% at June 30, 1998, compared to 17.07% at December 31, 1997; a tier 1 risk-based capital ratio of 15.33%, compared to 15.97%; and a capital leverage ratio of 9.15%, compared to 9.46%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

     Stockholders' equity totaled $107,402,000 (including accumulated other comprehensive income of $1,970,000) at June 30, 1998, up 2.6% from $104,675,000
(including accumulated other comprehensive income of $1,857,000) at December 31, 1997. Internal capital generation (net income less dividends) provided $5,036,000 in additional equity during the first six months of 1998, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.6% versus 8.6% for the year ended December 31, 1997.

     External capital formation from stock issuances under the dividend reinvestment plan, including optional cash purchases, and to a lesser degree, through the exercise of warrants and stock options, totaled $1,331,000 during the first six months of 1998. However, share repurchases amounted to $3,753,000 through June 30, 1998, for a net decrease in stockholders' equity from external sources of $2,422,000.

     Dividends for the first six months were $0.28 per share in 1998, compared to $0.22 per share in 1997, for dividend payout ratios of dividends declared per share to diluted net income per share of 35.00% and 33.85%, respectively.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net income for the first six months of the year rose $1,412,000 or 22.3% in 1998, to $7,735,000 from $6,323,000. Diluted earnings per share for the first six months were $0.80 in 1998 and $0.65 in 1997. The annualized return on average assets for the first six months of the year was 1.38% in 1998, compared to 1.28% in 1997. The annualized returns on average equity for the same six-month periods were 14.83% and 13.03% in 1998 and 1997, respectively.

Net Interest Income

     Net interest income for the first six months of the year was $22,114,000 in 1998, an increase of 10.8% over $19,963,000 in 1997, reflecting a higher volume of average earning assets.

     For the first six months, tax-equivalent interest income increased $4,472,000 or 12.1% in 1998, compared to the same period in 1997. Average earning assets rose 13.2% over the prior year period while the average yield earned on those assets decreased slightly to 7.94% from 8.02%. Comparing the first six months of 1998 versus 1997, average loans grew 7.1% to $574,790,000 (54.7% of average earning assets), while the average yield on loans decreased slightly to 9.15% from 9.19%. Most major categories increased, with commercial and residential mortgages (including those held for sale) and residential construction loans accounting for a majority of the overall increase. Average total securities increased 24.1% to $455,201,000 (43.3% of average earning assets) and recorded a 5 basis point increase in average yield to 6.54% from 6.49%.

     Interest expense for the first six months increased $2,073,000 or 12.7%, due to the combined effects of 12.0% higher average interest-bearing liabilities and a slight 2 basis point rise in the average rate paid on those funds to 4.22% from 4.20%. Most of the increase in interest-bearing liabilities was generated by growth in average borrowings, which primarily resulted from Federal Home Loan Bank of Atlanta advances used to invest in securities.

Credit Risk Management

     During the first six months of the year, the provision for credit losses was $542,000 in 1998, compared to $225,000 in 1997. Net charge-offs of $24,000 were recorded for the six month period ended June 30, 1998, while there were net charge-offs of $185,000 for the same period a year earlier.

     The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.30% of total loans at June 30, 1998 and 1.26% at December 31, 1997. Management believes the allowance for credit losses at June 30, 1998 was adequate.

     Nonperforming loans rose $332,000 to $3,004,000 and total nonperforming assets rose $675,000 to $3,643,000 from December 31, 1997 to June 30, 1998.
Expressed as a percentage of total assets, nonperforming assets were 0.31% at June 30, 1998 and 0.26% at December 31, 1997. The allowance for credit losses represented 251% of nonperforming loans at June 30, 1998, compared to coverage of 263% at December 31, 1997. Significant variation in the coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $639,000 at June 30, 1998, compared to $296,000 at December 31, 1997. The balance of impaired loans was $1,058,000 at June 30, 1998, and $890,000 at December 31, 1997, and there were no reserves for those loans at either period end.

Noninterest Income and Expenses

     Noninterest income increased 52.3% or $2,010,000 during the six months ended June 30, 1998 versus 1997, primarily from increases in mortgage banking revenues, transaction based service fees, securities gains and fees from trust services. The Bank's mortgage banking subsidiary recorded substantially increased mortgage loan origination volumes and related gains on sales of loans due to the favorable low interest rate environment. The rise in service fees primarily reflected higher return check charges due to volume increases and, to a lesser extent, higher debit card and commercial account fees. Substantial growth was achieved from the Bank's asset and trust management business due to higher levels of assets under management resulting both from new clients and from increases in asset values from favorable stock market performance.

     For the six months ended June 30, 1998, noninterest expenses increased 17.2%, or $2,406,000, to $16,355,000, from $13,949,000 in 1997. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management manages its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses was due primarily to a 19.1%, or $1,506,000, increase in salaries and employee benefits, mainly related to growth in staff, an expanded branch network and higher incentive compensation and pension plan costs. Average full-time equivalent employees reached 419 during the first six months of 1998 compared to 378 during the first six months of 1997. The ratio of net income per average full-time-equivalent employee increased to $18,500 from $16,700. Occupancy expenses increased 26.8% or $291,000 to $1,376,000 for the six month period ended June 30, 1998 from $1,085,000 for the same period in 1997 due in large part to rental expenses related to new branches. Over the same period, equipment expenses also increased significantly, by 25.5% or $268,000, due primarily to higher depreciation expenses. While marketing expense declined and FDIC insurance expense was unchanged, other noninterest expense categories increased due to overall growth in the Company.

Income Taxes

     The effective tax rate for the first six months of the year was 30.1% in 1998, compared to 34.4% in 1997, reflecting an increase in the percentage of nontaxable income.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                  6 Months Ended     12 Months Ended
                                                   June 30, 1998    December 31, 1997
-------------------------------------------------------------------------------------
Balance, January 1                                    $ 7,016          $ 6,391

Provision for credit losses                               542              986

Loan charge-offs:

  Real estate-mortgage                                    (20)             (60)

  Real estate-construction                                  0              (79)

  Consumer                                                (79)            (167)

  Commercial                                              (15)            (235)
                                                      -------          -------
    Total charge-offs                                    (114)            (541)


Loan recoveries:

  Real estate-mortgage                                      0                0

  Real estate-construction                                  0                0

  Consumer                                                 16               39

  Commercial                                               74              141
                                                      -------          -------
    Total recoveries                                       90              180
                                                      -------          -------
Net charge-offs                                           (24)            (361)
                                                      -------          -------
BALANCE, PERIOD END                                   $ 7,534          $ 7,016
                                                      =======          =======

Net charge-offs to average loans
  (annual basis)                                         0.01%            0.07%

Allowance to total loans                                 1.30%            1.26%



Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                          June 30,       December 31,
                                                           1998              1997
-------------------------------------------------------------------------------------
Non-accrual loans                                         $1,088            $  890

Loans 90 days past due                                     1,916             1,764

Restructured loans                                             0                18
                                                          ------            ------
  Total Nonperforming Loans*                               3,004             2,672

Other real estate owned                                      639               296
                                                          ------            ------
  TOTAL NONPERFORMING ASSETS                              $3,643            $2,968
                                                          ------            ------
Nonperforming assets to total assets                        0.31%             0.26%
-----------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $7,510,000 at June 30, 1998, compared to $7,890,000 at December 31, 1997. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

C. RESULTS OF OPERATIONS - SECOND QUARTER 1998 AND 1997

     Second quarter net income of $3,875,000 ($0.40 per share-diluted) in 1998 was $755,000 or 24.2% above net income of $3,120,000 ($0.32 per share-diluted) shown for the same quarter of 1997.

     Tax-equivalent net interest income rose 10.3% during the second quarter of 1998 compared to the like three month period of 1997, showing the net effects of a 12.1% increase in the average earning asset base and a 14 basis point decline in net interest spread.

     The provision for credit losses was $275,000 for the quarter ended June 30, 1998, versus $125,000 for 1997's second quarter. Net recoveries of $29,000 were recorded for the second quarter of 1998, compared to net charge-offs of $81,000 for the second quarter of 1997.

     Noninterest income for the second quarter increased $971,000 or 48.2% in 1998, compared to 1997, with the largest contributors being, in order of importance, increases in mortgage banking revenues, transaction based service fees, especially return check charges, and fees from trust services.

     Noninterest expenses rose 15.6%, attributable largely to the same factors as discussed above for the six-month periods.

     The second quarter effective tax rate was 29.0% in 1998 versus 35.2% shown in 1997, as in the year-to-date comparison reflecting an increase in the percentage of nontaxable income.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1997.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting held on April 15, 1998, the shareholders of the Company elected Solomon Graham, Gilbert L. Hardesty, Charles
F. Mess, Lewis R. Schumann and W. Drew Stabler as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors except Gilbert L. Hardesty. Other directors continuing in office are John Chirtea, Joyce R. Hawkins, Hunter R. Hollar, Thomas O. Keech, Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr. and David E. Rippeon.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

             No.     Exhibit
            ----     -------
             27      Financial Data Schedule

         (b) Reports on Form 8-K.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By: HUNTER R. HOLLAR
   ---------------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer

 Date: August 7, 1998





By: JAMES H. LANGMEAD
   ---------------------------------------------
   James H. Langmead
   Vice President and Treasurer


Date: August 4, 1998