Form 10-Q
period 1998-09-30
SANDY SPRING BANCORP INC
filed 1998-11-10
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                      OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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

    The number of shares of common stock outstanding as of October 27, 1998 is 9,600,058 shares.

                          SANDY SPRING BANCORP, INC.

                                     INDEX

                                                                           Page
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets at
    September 30, 1998 and December 31, 1997................................  1

    Consolidated Statements of Income and Comprehensive Income
    for the Three and Nine Month Periods Ended September 30, 1998
    and 1997................................................................  2

    Consolidated Statements of Cash Flows for
    the Nine Month Periods Ended September 30, 1998 and 1997................  3

    Notes to Consolidated Financial Statements..............................  5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................  7

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................................ 13

PART II - OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 13

 SIGNATURES................................................................. 14

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

                                                                                         September 30,     December 31,
                                                                                             1998             1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                  $   30,684       $   37,644
  Federal funds sold                                                                           17,067           11,036
  Interest-bearing deposits with banks                                                            567              387
  Residential mortgage loans held for sale                                                     11,081            6,670
  Investments available-for-sale (at fair value)                                              478,902          344,258
  Investments held-to-maturity -- fair value of $42,579 (1998) and
     $110,437 (1997)                                                                           41,701          108,991
  Other equity securities                                                                      12,647           11,485

  Total Loans (net of unearned income)                                                        610,286          558,893
    Less: Allowance for credit losses                                                          (7,447)          (7,016)
                                                                                           ----------       ----------
       Net loans                                                                              602,839          551,877

  Premises and equipment, net                                                                  27,983           28,468
  Accrued interest receivable                                                                  12,005            9,908
  Other real estate owned                                                                         256              296
  Other assets                                                                                  6,116           10,313
                                                                                           ----------       ----------
     TOTAL ASSETS                                                                          $1,241,848       $1,121,333
                                                                                           ==========       ==========


LIABILITIES
  Noninterest-bearing deposits                                                             $  164,649       $  150,957
  Interest-bearing deposits                                                                   749,279          702,054
                                                                                           ----------       ----------
      Total deposits                                                                          913,928          853,011
  Short-term borrowings                                                                       186,753          144,426
  Long-term borrowings                                                                         25,373           14,592
  Accrued interest and other liabilities                                                        5,183            4,629
                                                                                           ----------       ----------
      TOTAL LIABILITIES                                                                     1,131,237        1,016,658

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
   and outstanding 9,615,978 (1998) and 4,862,574 (1997)                                        9,616            4,862

  Surplus                                                                                      23,732           31,695
  Retained earnings                                                                            73,948           66,261
  Accumulated other comprehensive income                                                        3,315            1,857
                                                                                           ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                                                              110,611          104,675
                                                                                           ----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,241,848       $1,121,333
                                                                                           ==========       ==========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

                                                                            Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          ----------------------         -----------------------
                                                                             1998        1997                1998        1997
------------------------------------------------------------------------------------------------         -----------------------
Interest Income:
 Interest and fees on loans                                                 $13,312     $12,524             $39,079    $36,917
 Interest on loans held for sale                                                149          90                 503        206
 Interest on deposits with banks                                                 14          19                  63         61
 Interest and dividends on securities:
   Taxable                                                                    7,030       5,696              18,688     15,172
   Nontaxable                                                                 1,084         825               3,227      2,436
Interest on federal funds sold                                                  293         257                 831        904
                                                                          ----------------------         -----------------------
     TOTAL INTEREST INCOME                                                   21,882      19,411              62,391     55,696
Interest Expense:
 Interest on deposits                                                         7,589       7,297              21,729     21,509
 Interest on short-term borrowings                                            2,218       1,702               5,774      3,652
 Interest on long-term borrowings                                               354          84               1,053        244
                                                                          ----------------------         -----------------------
      TOTAL INTEREST EXPENSE                                                 10,161       9,083              28,556     25,405
                                                                          ----------------------         -----------------------
NET INTEREST INCOME                                                          11,721      10,328              33,835     30,291
Provision for credit losses                                                       0         300                 542        525
                                                                          ----------------------         -----------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                          11,721      10,028              33,293     29,766
Noninterest Income:
 Securities gains                                                               166         183                 575        315
 Service charges on deposit accounts                                          1,019         856               2,947      2,434
 Gains on mortgage sales                                                        593         319               1,876        843
 Trust income                                                                   349         331               1,045        850
 Other income                                                                   872         843               2,409      1,933
                                                                          ----------------------         -----------------------
      TOTAL NONINTEREST INCOME                                                2,999       2,532               8,852      6,375
Noninterest Expenses:
 Salaries and employee benefits                                               5,122       4,234              14,515     12,121
 Occupancy expense of premises                                                  705         598               2,081      1,683
 Equipment expenses                                                             843         550               2,162      1,601
 Marketing                                                                      143         197                 722        909
 Outside data services                                                          369         336               1,102        933
 Other expenses                                                               1,542       1,368               4,497      3,985
                                                                          ----------------------         -----------------------
      TOTAL NONINTEREST EXPENSES                                              8,724       7,283              25,079     21,232
                                                                          ----------------------         -----------------------
Income Before Income Taxes                                                    5,996       5,277              17,066     14,909
Income Tax Expense                                                            1,707       1,763               5,042      5,072
                                                                          ----------------------         -----------------------
NET INCOME                                                                    4,289       3,514              12,024      9,837
Other Comprehensive Income, net of tax:
    Net unrealized gain on investments available-for-sale, net of taxes       1,345         461               1,458      1,119
                                                                          ----------------------         -----------------------
COMPREHENSIVE  INCOME                                                       $ 5,634     $ 3,975             $13,482    $10,956
                                                                          ======================         =======================

Basic Net Income Per Share*                                                   $0.45       $0.36               $1.25      $1.01
Diluted Net Income Per Share*                                                  0.44        0.35                1.24       1.00
Dividends Declared Per Share*                                                  0.17        0.12                0.45       0.34

*Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998.
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------
                                                                                                   1998        1997
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                                   $  12,024     $   9,837
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                  2,106         1,592
   Provision for credit losses                                                                      542           525
   Deferred income taxes                                                                             59            (4)
   Origination of residential mortgage loans held for sale                                     (145,939)      (52,838)
   Proceeds from sales of residential mortgage loans held for sale                              143,404        53,402
   Gains on sales of residential mortgage loans held for sale                                    (1,876)         (843)
    Purchases of trading securities                                                              (9,376)            0
    Proceeds from sales of trading securities                                                     9,388             0
   Securities gains                                                                                (575)         (315)
   Net change in:
     Accrued interest receivable                                                                 (2,097)       (1,467)
     Accrued income taxes                                                                        (1,072)          324
     Other accrued expenses                                                                       1,625           757
   Other -- net                                                                                   3,091        (5,573)
                                                                                              ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  11,305         5,397
Cash Flows from Investing Activities:
 Net increase in interest-bearing deposits with banks                                              (180)          (83)
 Purchases of investments held-to-maturity                                                       (3,088)       (9,074)
 Purchases of other equity securities                                                            (4,486)       (5,259)
 Purchases of investments available-for-sale                                                   (445,110)     (263,813)
 Proceeds from sales of investments available-for-sale                                           14,981        58,393
 Proceeds from maturities, calls and principal payments of investments held-to-maturity          18,951        24,709
 Proceeds from maturities, calls and principal payments of investments available-for-sale       349,721       121,476
 Redemption of Federal Home Loan Bank of Atlanta stock in other equity securities                 3,324           574
 Proceeds from dispositions of other real estate owned                                              479           359
 Net increase in loans receivable                                                               (51,786)      (29,755)
 Expenditures for premises and equipment                                                         (1,519)       (6,614)
                                                                                              ---------     ---------
     NET CASH USED BY INVESTING ACTIVITIES                                                     (118,713)     (109,087)
Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                                     12,067            57
 Net increase in time and other deposits                                                         48,850        11,784
 Net increase in short-term borrowings                                                           42,127        68,559
 Proceeds from long-term borrowings                                                              11,000             0
 Retirement of long-term borrowings                                                                 (19)          (22)
 Common stock purchased and retired                                                              (5,164)       (1,948)
 Proceeds from issuance of common stock                                                           1,955         1,319
 Dividends paid                                                                                  (4,337)       (3,335)
                                                                                              ---------     ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  106,479        76,414
                                                                                              ---------     ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                         (929)      (27,276)
Cash and Cash Equivalents at Beginning of Period                                                 48,680        56,177
                                                                                              ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                   $  47,751     $  28,901
                                                                                              =========     =========

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS
Supplemental Disclosures:
 Interest payments                                                                            $28,072    $24,237
 Income tax payments                                                                            6,534      5,111
Noncash Investing Activities:
 Transfers from loans to other real estate owned                                                  393        532
 Reclassification of borrowings from long-term to short-term                                      200        200
 Investment transfers from held-to-maturity to available-for-sale                              51,515          0

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

NOTE 2 - NEW ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130) was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed with the same prominence as other financial statements. The Company adopted this disclosure standard, as required, in the first quarter of 1998, including reclassification of the prior period.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997.
Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required.
FASB 131 will be adopted, as required, beginning with year-end 1998. The disclosure requirements will have no impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management elected to adopt the standard on July 1, 1998. Adoption did not result in a material financial impact. The Company had no derivative instruments at September 30, 1998.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

NOTE 3 - PER SHARE DATA

Statement of Financial Accounting Standards No. 128,  "Earnings per Share" (FASB
128), became effective for the Company at the end of 1997. Under FASB 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. For purposes of comparability, prior period earnings per share have been restated to reflect application of the provisions of this Statement.

    The calculations of net income per common share for the quarterly and year-to-date periods ended September 30 were as follows. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.

(Dollars and amounts in thousands, except                  Three Months Ended               Nine Months Ended
per share data)                                              September 30,                    September 30,
-------------------------------------------------------------------------------------------------------------------
                                                           1998          1997              1998           1997
                                                       ------------  ------------      ------------  --------------
Basic:
  Net income applicable to common stock                      $4,289        $3,514           $12,024          $9,837
  Average common shares outstanding                           9,628         9,788             9,647           9,813
  Basic net income per share                                 $ 0.45        $ 0.36           $  1.25          $ 1.01
                                                     ==============================================================
Diluted:
  Net income applicable to common stock                      $4,289        $3,514           $12,024          $9,837

  Average common shares outstanding                           9,628         9,788             9,647           9,813
  Stock option adjustment                                        50            25                50              21
  Warrant stock adjustment                                        0             5                 1               5
                                                     --------------------------------------------------------------
    Diluted average common shares outstanding                 9,678         9,818             9,698           9,839
  Diluted net income per share                               $ 0.44        $ 0.35           $  1.24          $ 1.00
                                                     ==============================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward-Looking Statements. This Management's Discussion and Analysis contains forward-looking statements, such as: statements of the Company's goals, intentions and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions, statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

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

A. FINANCIAL CONDITION

    The Company's total assets were $1,241,848,000 at September 30, 1998, compared to $1,121,333,000 at December 31, 1997, increasing $120,515,000 or
10.7% during the first nine months of 1998. Earning assets increased $130,531,000 or 12.5% to $1,172,251,000 at September 30, 1998, from
$1,041,720,000 at December 31, 1997.

    Total loans rose 9.2% or $51,393,000 during the first nine months of 1998 to $610,286,000. Of the major loan categories, construction loans increased 21.9% or $12,627,000 due primarily to growth in commercial construction loans, consumer loans increased 21.9% or $7,679,000 due primarily to growth in installment and student loans, commercial loans increased 10.6% or $7,712,000, and mortgage loans increased a net 4.8% or $18,935,000 including a 13.7% or $25,046,000 increase in commercial mortgages. Also, residential mortgage loans held for sale increased by 66.1% or $4,411,000 from December 31, 1997 to $11,081,000 at September 30, 1998.

    The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 14.7% or $68,516,000 from December 31,
1997 to September 30, 1998.   Upon adoption of FASB 133 on July 1, 1998, as
permitted by the Statement, the Bank made a one-time transfer of $51,515,000 of held-to-maturity securities into the available-for-sale category. A large part of the growth in the investment portfolio during the first nine months of 1998 was funded by Federal Home Loan Bank of Atlanta advances under a leverage program. In addition, repurchase agreements, which are short-term borrowings, increased 33.2% or $19,307,000, providing additional funds for the purchase of investments During this period, funds provided by the growth in total deposits exceeded the amount needed to fund growth in total loans and residential mortgage loans held for sale.

    Total deposits were $913,928,000 at September 30, 1998, increasing $60,917,000 or 7.1% from $853,011,000 at December 31, 1997. Growth was achieved in noninterest-bearing demand deposits, up $13,692,000 or 9.1%, attributable primarily to an increase in small business checking balances. Interest-bearing deposits increased $47,225,000 or 6.7%, due primarily to higher time deposits under $100,000 reflecting a special product offering of a 30-month time deposit with special features and a premium rate. Borrowings increased $53,108,000 or 33.4%, attributable in large part to Federal Home Loan Bank of Atlanta advances in connection with a leverage program funding securities at a favorable interest rate spread and, to a lesser degree, to increased repurchase agreements related primarily to cash management services for commercial clients.

Market Risk Management

    By employing simulation analysis through use of a computer model, the Bank seeks to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As of September 30, 1998, the Bank had the following estimated sensitivity profile for net interest income over a twelve month horizon and for the fair value of equity:

                                                          Immediate Change in Rates
                                         --------------------------------------------------------
                                               +200 basis points            -200 basis points              Policy Limit
------------------------------------------------------------------------------------------------------------------------------
% Change in Net Interest Earnings                        (2.87)%                      (3.92)%                ++ 15%
% Change in Fair Value of Equity                          6.92%                      (17.03)%                ++ 25%

Liquidity

    The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totaled $344,282,000 or 27.8% of total assets at September 30, 1998. This represents a liquidity position, net of estimated potential cash outflows for deposits and borrowings, of $275,090,000 or 22.3% of total assets, which significantly exceeded the minimum level established by management. The increase in liquidity position compared to prior periods primarily reflects the increase in liquid available-for-sale securities which occurred during 1998's third quarter.

Capital Management

    The Company recorded a total risk-based capital ratio of 16.01% at September 30, 1998, compared to 17.07% at December 31, 1997; a tier 1 risk-based capital ratio of 14.97%, compared to 15.97%; and a capital leverage ratio of 8.73%, compared to 9.46%. Capital adequacy, as measured by these ratios, was well above regulatory requirements.

    Stockholders' equity totaled $110,611,000 (including accumulated other comprehensive income of $3,315,000) at September 30, 1998, up 5.7% from $104,675,000 (including accumulated other comprehensive income of $1,857,000) at December 31, 1997. Internal capital generation (net income less dividends) provided $7,687,000 in additional equity during the first nine months of 1998, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.7% versus 8.6% for the year ended December 31, 1997.

    External capital formation from stock issuances under the dividend reinvestment plan, including optional cash purchases, and to a lesser degree, through the exercise of warrants and stock options, totaled $1,955,000 during the first nine months of 1998. However, share repurchases amounted to $5,164,000 through September 30, 1998, for a net decrease in stockholders' equity from external sources of $3,209,000.

    Dividends for the first nine months were $0.45 per share in 1998, compared to $0.34 per share in 1997, for dividend payout ratios of dividends declared per share to diluted net income per share of 36.29% and 34.00%, respectively.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Net income for the first nine months of the year rose $2,187,000 or 22.2% in 1998, to $12,024,000 from $9,837,000. Diluted earnings per share for the first nine months were $1.24 in 1998 and $1.00 in 1997. The annualized return on average assets for the first nine months of the year was 1.38% in 1998, compared to 1.29% in 1997. The annualized returns on average equity for the same nine month periods were 15.14% and 13.31% in 1998 and 1997, respectively.

Net Interest Income

    Net interest income for the first nine months of the year was $33,835,000 in 1998, an increase of 11.7% over $30,291,000 in 1997, primarily reflecting a higher volume of average earning assets.

    For the first nine months, tax-equivalent interest income increased $8,404,000 or 14.8% in 1998, compared to the same period in 1997. Average earning assets rose 13.6% over the prior year period while the average yield earned on those assets increased to 8.07% from 7.99%. Comparing the first nine months of 1998 versus 1997, average loans grew 6.9% to $577,923,000 (53.5% of average earning assets), while the average yield on loans decreased to 9.15% from 9.17%. Most major categories increased, with commercial mortgages and residential construction loans accounting for a majority of the overall increase. Average total securities increased 24.4% to $480,851 (44.5% of average earning assets) and recorded a 39 basis point increase in average yield to 6.89% from 6.50%.

    Interest expense for the first nine months increased $3,151,000 or 12.4%, due to an increase in average interest-bearing liabilities, while the average rate paid on those funds remained essentially level. Most of the increase in interest-bearing liabilities was generated by growth in average borrowings, which primarily resulted from Federal Home Loan Bank of Atlanta advances used to invest in securities.

Credit Risk Management

    During the first nine months of the year, the provision for credit losses was $542,000 in 1998, compared to $525,000 in 1997. Net charge-offs of $111,000 were recorded for the nine month period ended September 30, 1998, while there were net charge-offs of $282,000 for the same period a year earlier.

    The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, the year 2000 issue, and changes in the size and character of the loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.22% of total loans at September 30, 1998 and 1.26% at December 31, 1997. Management believes the allowance for credit losses at September 30, 1998 was adequate.

    Nonperforming loans rose $906,000 to $3,578,000 and total nonperforming assets rose $866,000 to $3,834,000 from December 31, 1997 to September 30, 1998. Expressed as a percentage of total assets, nonperforming assets were 0.31% at September 30, 1998 and 0.26% at December 31, 1997. The allowance for credit losses represented 208% of nonperforming loans at September 30, 1998, compared to coverage of 263% at December 31, 1997. Significant variation in the coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $256,000 at September 30, 1998, compared to $296,000 at December 31, 1997. The balance of impaired loans was $1,404,000 with a reserve of $214,000 at September 30, 1998, versus $890,000 with no reserve deemed necessary at December 31, 1997.

Noninterest Income and Expenses

    Noninterest income increased 38.9% or $2,477,000 during the nine months ended September 30, 1998 versus 1997, primarily from increases in gains on mortgage sales, which rose 122.5% or $1,033,000, return check charges, up 32.1% or $432,000, securities gains, up 82.5% or $260,000, and fees from trust services, up 22.9% or $195,000. The Bank's mortgage banking subsidiary recorded substantially increased mortgage loan origination volumes and related gains on sales of loans due to the favorable low interest rate environment. The rise in higher return check charges was due to volume increases. Substantial growth was achieved from the Bank's asset and trust management business due to higher levels of assets under management. Investment income associated with funding the Company's supplemental executive retirement plans and debit card fees also increased significantly.

(Management's Discussion and Analysis of Noninterest Income and Expenses continues on page 11)

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                              9 Months Ended              12 Months Ended
                                             September 30, 1998           December 31, 1997
--------------------------------------------------------------------------------------------
Balance, January 1                                       $7,016                      $6,391
Provision for credit losses                                 542                         986
Loan charge-offs:
  Real estate-mortgage                                      (40)                        (60)
  Real estate-construction                                    0                         (79)
  Consumer                                                 (116)                       (167)
  Commercial                                                (63)                       (235)
                                                       --------                     -------
    Total charge-offs                                      (219)                       (541)

Loan recoveries:
  Real estate-mortgage                                        0                           0
  Real estate-construction                                    0                           0
  Consumer                                                   31                          39
  Commercial                                                 77                         141
                                                       --------                     -------
    Total recoveries                                        108                         180
                                                       --------                     -------
Net charge-offs                                            (111)                       (361)
                                                       --------                     -------
BALANCE, PERIOD END                                      $7,447                      $7,016
                                                       ========                     =======
Net charge-offs to average loans
  (annual basis)                                           0.03%                       0.07%
Allowance to total loans                                   1.22%                       1.26%


Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                   September 30,         December 31,
                                                       1998                  1997
-------------------------------------------------------------------------------------
Non-accrual loans                                         $1,446              $  890
Loans 90 days past due                                     2,132               1,764
Restructured loans                                             0                  18
                                                        --------             -------
  Total Nonperforming Loans*                               3,578               2,672
Other real estate owned                                      256                 296
                                                        --------             -------
  TOTAL NONPERFORMING ASSETS                              $3,834              $2,968
                                                        ========             =======
Nonperforming assets to total assets                        0.31%               0.26%
-------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $5,674,000 at September 30, 1998, compared to $7,890,000 at December 31, 1997. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

Management's Discussion and Analysis of Noninterest Income and Expenses continued from page 9


    For the nine months ended September 30, 1998, noninterest expenses increased 18.1%, or $3,847,000, to $25,079,000, from $21,232,000 in 1997. The
Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management manages its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses included a 19.8%, or $2,394,000, increase in salaries and employee benefits, mainly related to growth in staff, an expanded branch network and higher incentive compensation and pension plan costs. Average full-time equivalent employees totaled 417 during the first nine months of 1998 compared to 388 during the first nine months of 1997. The ratio of net income per average full-time-equivalent employee increased to $28,800 from $25,400. Occupancy expenses increased 23.6% or $398,000 to $2,081,000 for the nine month period ended September 30, 1998 from $1,683,000 for the same period in 1997 due primarily to higher rental and depreciation expenses related to new facilities. Over the same period, equipment expenses also increased significantly, by 35.0% or $561,000, due in large part to higher depreciation expenses, including accelerated depreciation related to obsolescence of equipment that is not year 2000 compliant. While marketing expense declined and FDIC insurance expense was unchanged, other noninterest expense categories, especially consulting and outside data services, increased due to overall growth in the Company.

Income Taxes

    The effective tax rate for the first nine months of the year was 29.5% in 1998, compared to 34.0% in 1997, reflecting a significant increase in the percentage of nontaxable income.


C. RESULTS OF OPERATIONS - THIRD QUARTER 1998 AND 1997

    Third quarter net income of $4,289,000 ($0.44 per share-diluted) in 1998 was $775,000 or 22.1% above net income of $3,514,000 ($0.35 per share-diluted) shown for the same quarter of 1997.

    Tax-equivalent net interest income rose 18.6% during the third quarter of 1998 compared to the like three month period of 1997, showing the combined effects of a 14.5% increase in the average earning asset base and a 13 basis point rise in net interest spread.

    There was no provision for credit losses for the quarter ended September 30, 1998, versus $300,000 for 1997's third quarter. Net charge-offs of $87,000 were recorded for the third quarter of 1998, compared to net charge-offs of $97,000 for the third quarter of 1997.

    Noninterest income for the third quarter increased $467,000 or 18.4% in 1998, compared to 1997, with the largest contributors being increases in mortgage banking revenues and return check charges.

    Noninterest expenses rose 19.8%, attributable largely to the same factors as discussed above for the nine month periods.

    The third quarter effective tax rate was 28.5% in 1998 versus 33.4% shown in 1997, as in the year-to-date comparison reflecting a significant increase in the percentage of nontaxable income.


YEAR 2000 ISSUE

    Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant adverse effects on banking customers, bank regulators, and the general economy.

    In 1997, management of the Company created a task force and established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Board of Directors reviews progress under the plan each quarter.

    Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the Comptroller of the Currency, the primary federal regulator of the Bank. The Comptroller of the Currency also has performed Y2K examinations of the Bank's Y2K Plan and the Bank's progress in implementing the plan. Federal regulations prevent banks from disclosing the results of Y2K examinations by banking regulators. The examinations do not represent approval or certification of a bank or bank holding company's Y2K plans or efforts.

    The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. By September 30, 1998, the Company had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Company and of large customers, had implemented its customer awareness program, had begun developing its Y2K contingency plan, and was in the process of testing and implementing necessary changes in hardware and software. Significant additional steps must be taken to achieve Y2K compliance, including some steps that may not yet be identified. Elements of the Y2K Plan, such as risk assessments, customer communications, and testing of systems and equipment, are processes that will continue into the year 2000. The Y2K contingency plan calls for the Company to manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Company and its data services providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions.

    The Company's primary supplier of data processing services also has adopted a Y2K plan and timetable to make the changes necessary for it to provide services in the year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The supplier and the Company are in the process of testing the software changes that have been made to date. The Company is also monitoring the progress of its other suppliers of data processing services.

    Management believes that the cost of resolving Y2K issues related to the Company's computer programs and those used by its suppliers of significant data processing services will not be material to the Company's business, operations, liquidity, capital resources, or financial condition, based on information developed to date and communications from data processing suppliers. The Company expects that its total cash outlay for Y2K compliance in 1998 and future years will be less than $1.1 million. This amount includes approximately $675,000 in costs of software and equipment upgrades or replacements and $400,000 in consulting, legal and temporary staffing costs. Approximately $140,000 of these costs were incurred in the first nine months of 1998. The Company expects that the total effect on net income, after tax deductions, of these Y2K expenditures and the accelerated write-off of replaced software and equipment will be less that $800,000, and that the effect on net income through September 30, 1998 of these costs was approximately $185,000 or 1.5%. These amounts do not include allocations of the salary and other costs of the Bank's regular personnel. The Company is funding its Y2K expenditures through continuing operations.

    Although the Company has completed an assessment of Y2K effects on its current commercial lending and other customers, the actual effects on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiaries, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it and its primary suppliers of data processing services will achieve Y2K compliance are based on a number of assumptions and on statements made by third parties, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K. Because of this uncertainty and reliance upon assumptions and statements of third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services to its customers into the next Century.


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

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ HUNTER R. HOLLAR
   ---------------------------------------
   Hunter R. Hollar
   President and Chief Executive Officer


Date: November 6, 1998



By: /s/ JAMES H. LANGMEAD
   ---------------------------------------
   James H. Langmead
   Vice President and Treasurer


Date: November 6, 1998