Form 10-K
period 1998-12-31
SANDY SPRING BANCORP INC
filed 1999-03-22
CIK 824410

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1998

                        Commission File Number 0-19065

                          SANDY SPRING BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                      Maryland                                    52-1532952
----------------------------------------------------  ---------------------------------
          (State or other jurisdiction of              (I.R.S. Employer Identification
           incorporation or organization)                           or No.)
       17801 Georgia Avenue, Olney, Maryland                        20832
----------------------------------------------------  ---------------------------------
      (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (301) 774-6400.

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of the 9,171,294 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 4, 1999, was approximately $250 million based on the closing sales price of $27.25 per share of the registrant's Common Stock on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 4, 1999, 9,575,492 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference

Parts I and II: Portions of the Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 14, 1999 (the "Proxy Statement").

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

                                    PART I

ITEM 1. BUSINESS

General

  Sandy Spring Bancorp, Inc. ("Bancorp") is the one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 23 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties in Maryland. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's savings and deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

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

  The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the lowest assessment category for the first assessment period of 1999.

  The Bank does not have Savings Association Insurance Fund ("SAIF") assessed deposits.

  Bank Secrecy Act Compliance. In the fourth quarter of 1996, the Bank learned that it had not fully complied with certain requirements of the federal Bank Secrecy Act and related regulations, including obligations to monitor and file reports of certain types of currency transactions. Financial institutions that fail to comply with the requirements of the Bank Secrecy Act may be subject to penalties, including civil money penalties. It is not now known whether such penalties or any other action will be sought against the Bank in connection with its noncompliance, or, if they are, the amount or nature of such penalties. Management believes that the Bank is now in compliance with its current reporting obligations under the Bank Secrecy Act, and is in discussion with appropriate federal regulatory authorities regarding the steps it has taken and plans to take to remedy its past noncompliance. See "Note 22-- Contingencies" of the Notes to the Consolidated Financial Statements on page 47 of the Annual Report.

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

  The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

  The federal bank regulatory agencies, including the OCC, have established a joint policy regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the OCC's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The OCC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

  Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 1998, and was not required to maintain such supplemental capital.

  The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1998, the Bank was well-capitalized as defined in the OCC's regulations.

  For information regarding Bancorp's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Management on page 19 of the Annual Report and "Note 20-- Regulatory Matters" of the Notes to the Consolidated Financial Statements on page 46 of the Annual Report.

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

Employees

  As of January 31, 1999, Bancorp and the Bank employed 458 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

Executive Officers

  The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.

       Name        Age (1) Principal Position(s)
       ----        ------  --------------------
 James R. Farmer     47    Senior Vice President of the Bank
                           Vice President and Treasurer of Bancorp and
                           Executive Vice President and Chief Financial Officer
 James H. Langmead   49    of the Bank
 Lawrence T. Lewis   50    Executive Vice President of the Bank
                           President, Sandy Spring Mortgage Corporation and
 Stanley L. Merson   42    Senior Vice President of the Bank
 Frank H. Small      52    Executive Vice President of the Bank
 Sara E. Watkins     42    Senior Vice President of the Bank

--------
(1)  At March 25, 1999

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

Tabular Financial Information

  Loan Maturity Table. The following table sets forth information as of December 31, 1998, regarding the loan maturities and interest rate sensitivity for real estate-construction and commercial loans (dollars in thousands).

                                                                                                          Years
                   ------------------------------------------------------------------------------------------------------------
                     1 or   Over 1-
                     Less      5    Over 5  Total
                   -------- ------- ------ --------
Real Estate
 Construction..... $ 61,697 $ 1,872 $8,379 $ 71,948
Commercial........   53,348  24,473  1,438   79,259
                   -------- ------- ------ --------
  Total........... $115,045 $26,345 $9,817 $151,207
                   ======== ======= ====== ========
Rate Terms:
 Fixed............ $ 17,168 $24,789 $1,438 $ 43,395
 Variable or
  adjustable......   97,877   1,556  8,379  107,812
                   -------- ------- ------ --------
  Total........... $115,045 $26,345 $9,817 $151,207
                   ======== ======= ====== ========
Real Estate
 Construction.....
Commercial........
  Total...........
Rate Terms:
 Fixed............
 Variable or
  adjustable......
  Total...........

                                                 December 31
                         ---------------------------------------------------------------
                            1998         1997         1996         1995         1994
                         -----------  -----------  -----------  -----------  -----------
                                Loan         Loan         Loan         Loan         Loan
                         Amount Mix   Amount Mix   Amount Mix   Amount Mix   Amount Mix
                         ------ ----  ------ ----  ------ ----  ------ ----  ------ ----
Amount applicable to:
 Real estate--mortgage.. $1,095  68%  $1,213  71%  $  425  72%  $  512  74%  $1,581  76%
 Real estate--
  construction..........    210  11      224  10      745   9       10   8       41   7
 Consumer...............    201   8      215   6      193   6      181   6      136   6
 Commercial.............    706  13      774  13    1,015  13      907  12      832  11
 Unallocated............  5,138        4,590        4,013        4,987        4,073
                         ------       ------       ------       ------       ------
  Total allowance for
   Credit losses........ $7,350       $7,016       $6,391       $6,597       $6,663
                         ======       ======       ======       ======       ======

  Credit Loss Allowance Table. The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).

  The Company's policies and practices regarding the allowance for credit losses, including factors regularly analyzed by management in evaluating the sufficiency of the allowance, are disclosed in the discussion of Credit Risk Management on pages 19 through 21 and in Notes 1 and 5 of the Notes to the Consolidated Financial Statements beginning on page 30 of the Annual Report. (See also the discussion of loan portfolio composition and trends on pages 16 and 17 of the Annual Report.) The amount of unallocated allowance for credit losses increased to 69.9% of the total allowance at December 31, 1998, from 65.4% a year earlier. The percentage was 62.8% at December 31, 1995. The size of the unallocated reserve at December 31, 1998 reflects management's assessment of actual loss residing in the loan portfolio which has not been specifically attributed to any category of loans.

  The tabular financial information set forth on pages 9 through 25 of the Annual Report is incorporated herein by reference.

ITEM 2. DESCRIPTION OF PROPERTY

  Page 8 of the Annual Report (listing executive and community offices) is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

  Note 17 on page 43 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1998, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

  The sections titled "Recent Stock Prices and Dividends" and "Quarterly Stock Information" on page 9 of the Annual Report is hereby incorporated by reference.

  For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 10 -- "Stockholders' Equity" on page 38 of the Annual Report, which is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The table titled "Historical Trends in Financial Data 1994--1998" on page 11 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pages 10 through 25 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The section titled "Market Risk Management" on pages 21 and 22 of the Annual Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Pages 26 through 48 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Election of Directors -- Information as to Nominees and Continuing Directors" on pages 3 through 6 of the Proxy Statement, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 18 of the Proxy Statement, and is hereby incorporated by reference.

  Information concerning the executive officers of Bancorp is included under the caption titled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding the compensation of Bancorp's directors and executive officers is included under the captions "Corporate Governance and Other Matters," "Executive Compensation," "Report of the Human Resources Committee," and "Stock Performance Comparisons" on pages 5 through 13 of the Proxy Statement, and is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions with management is included under the caption "Transactions and Relationships with Management" on page 14 of the Proxy Statement and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 1997 and 1998

  Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998

  Notes to the Consolidated Financial Statements

  Report of Independent Auditors

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

  The following exhibits are filed as a part of this report: [PENDING]

 Exhibit No.               Description                     Incorporated by Reference to:
 -----------  -------------------------------------- ----------------------------------------
  3(a)        Articles of Incorporation of Sandy     Exhibit 3.1 to Form 10-Q for the Quarter
              Spring Bancorp, Inc., as Amended       ended June 30, 1996, SEC File No. 0-
                                                     19065.
  3(b)        Bylaws of Sandy Spring Bancorp, Inc.   Exhibit 3.2 to Form 8-K dated May 13,
                                                     1992, SEC File No. 0-19065.
 10(a)*       Amended and Restated Sandy Spring      Exhibit 10(a) to Form 10-Q for the
              Bancorp, Inc., Cash and Deferred       Quarter ended September 30, 1997, SEC
              Profit Sharing Plan and Trust          File No. 0-19065.
 10(b)*       Sandy Spring Bancorp, Inc. 1982        Exhibit 10(c) to Form 10-Q for the
              Incentive Stock Option Plan            quarter ended June 30, 1990, SEC File
                                                     No. 0-19065.
 10(c)*       Sandy Spring Bancorp, Inc. 1992 Stock  Exhibit 10(i) to Form 10-K for the year
              Option Plan                            ended December 31, 1991, SEC File No. 0-
                                                     19065.
 10(d)*       Sandy Spring Bancorp, Inc. Amended and Exhibit 4 to Registration Statement on
              Restated Stock Option Plan for         Form S-8, Registration Statement No.
              Employees of Annapolis Bancshares,     333-11-049.
              Inc.
 10(e)*       Sandy Spring National Bank of Maryland Exhibit 10(g) to Form 10-K for the year
              Executive Health Insurance Plan        ended December 31, 1991, SEC File No. 0-
                                                     19065.
 10(f)*       Sandy Spring National Bank of Maryland Exhibit 10(k) to Form 10-K for the year
              Executive Health Expense Reimbursement ended December 31, 1991, SEC File No. 0-
              Plan                                   19065.
 10(g)*       Form of Director Fee Deferral          Exhibit 10(b) to Form 10-Q for the
              Agreement, August 26, 1997             Quarter ended September 30, 1997, SEC
                                                     File No. 0-19065.
 10(h)*       Supplemental Executive Retirement      Exhibit 10(c) to Form 10-Q for the
              Agreement by and Between Sandy Spring  Quarter ended September 30, 1997, SEC
              National Bank of Maryland and Hunter   File No. 0-19065.
              R. Hollar
 10(i)*       Form of Supplemental Executive         Exhibit 10(d) to Form 10-Q for the
              Retirement Agreement by and between    Quarter ended September 30, 1997, SEC
              Sandy Spring National Bank of Maryland File No. 0-19065.
              and each of James H. Langmead,
              Lawrence T. Lewis, Stanley L. Merson,
              Frank H. Small, and Sara E. Watkins
 10(j)*       Employment Agreement by and among      Exhibit 10(e) to Form 10-Q for the
              Sandy Spring Bancorp, Inc., Sandy      Quarter ended September 30, 1997, SEC
              Spring National Bank of Maryland, and  File No. 0-19065.
              Hunter H. Hollar
 10(k)*       Employment Agreement by and among      Exhibit 10(f) to Form 10-Q for the
              Sandy Spring Bancorp, Inc., Sandy      Quarter ended September 30, 1997, SEC
              Spring National Bank of Maryland, and  File No. 0-19065.
              James H. Langmead
 10(l)*       Employment Agreement by and among      Exhibit 10(g) to Form 10-Q for the
              Sandy Spring Bancorp, Inc., Sandy      Quarter ended September 30, 1997, SEC
              Spring National Bank of Maryland, and  File No. 0-19065.
              Lawrence T. Lewis
 10(m)*       Employment Agreement by and among      Exhibit 10(h) to Form 10-Q for the
              Sandy Spring Bancorp, Inc., Sandy      Quarter ended September 30, 1997, SEC
              Spring National Bank of Maryland, and  File No. 0-19065.
              Stanley L. Merson

 Exhibit No.               Description                     Incorporated by Reference to:
 -----------  -------------------------------------- ----------------------------------------
 10(n)*       Employment Agreement by and among      Exhibit 10(i) to Form 10-Q for the
              Sandy Spring Bancorp, Inc., Sandy      Quarter ended September 30, 1997, SEC
              Spring National Bank of Maryland, and  File No. 0-19065.
              Frank H. Small
 10(o)        Employment Agreement by and among
              Sandy Spring Bancorp, Inc., Sandy
              Spring National Bank of Maryland, and
              Sara E. Watkins
 13           1998 Annual Report to Shareholders
 21           Subsidiaries
 23           Consent of Independent Auditors
 24           Power of Attorney
 27           Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement filed pursuant to
Item 14(c) of this Report.

(b) No Current Reports on Form 8-K were filed during the three month period ended December 31, 1998.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.
(d) None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/  Hunter R. Hollar
Hunter R. Hollar
President and
Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1998.

Principal Executive Officer and Director:  Principal Financial and Accounting Officer:
s/  Hunter R. Holla___________________r    /s/  James H. Langmea______________________d
Hunter R. Hollar                           James H. Langmead
President and
 Chief Executive
 Officer                                   Vice President and Treasurer


  A majority of the directors of Bancorp executed a power of attorney appointing Marjorie S. Holsinger as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1998. This report has been signed below by such attorney-in-fact as of March 22, 1999.

                                       By:  /s/ Marjorie S. Holsinger      .
                                           Marjorie S. Holsinger
                                           Attorney-in-Fact for Majority of
                                           the
                                           Directors of Bancorp