Form 10-Q
period 1999-03-31
SANDY SPRING BANCORP INC
filed 1999-05-11
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                           OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number: O-19065
                        -------

                          Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Maryland                              52-1532952
        ----------------------          -------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


     17801 Georgia Avenue, Olney, Maryland     20832        301-774-6400
     -------------------------------------     -----        ------------
        (Address of principal office)        (Zip Code)   (Telephone Number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES    X      NO ______
    ------

        The number of shares of common stock outstanding as of April 22, 1999 is 9,591,105 shares.

                             SANDY SPRING BANCORP

                                     INDEX

                                                                            PAGE
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 1999 and December 31, 1998................................. 1

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 1999 and 1998.......................... 2

         Consolidated Statements of Cash Flows for
         the Three Month Periods Ended March 31, 1999 and 1998................ 3

         Consolidated Statements of Changes in Stockholders' Equity
         for the Three month Periods Ended March 31, 1999 and 1998 ........... 5

         Notes to Consolidated Financial Statements........................... 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 7

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 12

  SIGNATURES................................................................. 13

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                                March 31,             December 31,
                                                                                                  1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                         $37,551                  $43,616

  Federal funds sold                                                                               29,116                    4,582

  Interest-bearing deposits with banks                                                              1,598                    1,434

  Residential mortgage loans held for sale                                                          6,228                   12,832

  Investments available-for-sale (at fair value)                                                  489,909                  539,642

  Investments held-to-maturity -- fair value of $68,405 (1999) and
     $55,764 (1998)                                                                                68,420                   55,457

  Other equity securities                                                                          19,350                   18,480


  Total Loans (net of unearned income)                                                            657,391                  624,412

    Less: Allowance for credit losses                                                             (7,491)                  (7,350)
                                                                                          ----------------           --------------

       Net loans                                                                                  649,900                  617,062


  Premises and equipment, net                                                                      27,719                   27,920

  Accrued interest receivable                                                                      11,967                   11,719

  Other real estate owned                                                                              62                        0

  Other assets                                                                                     12,095                   10,727
                                                                                          ----------------           --------------

     TOTAL ASSETS                                                                              $1,353,915               $1,343,471
                                                                                          ================           ==============


LIABILITIES

  Noninterest-bearing deposits                                                                   $183,394                 $185,900

  Interest-bearing deposits                                                                       780,785                  768,671
                                                                                          ----------------           --------------

      Total deposits                                                                              964,179                  954,571

  Short-term borrowings                                                                           235,652                  257,026

  Long-term borrowings                                                                             38,220                   14,366

  Accrued interest and other liabilities                                                            5,231                    6,571
                                                                                          ----------------           --------------

      TOTAL LIABILITIES                                                                         1,243,282                1,232,534


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
      and outstanding 9,593,220 (1999) and 9,586,021 (1998)                                         9,593                    9,586

  Surplus                                                                                          23,098                   22,913

  Retained earnings                                                                                78,832                   76,305

  Accumulated other comprehensive income (loss)
                                                                                                    (890)                    2,133
                                                                                          ----------------           --------------

      TOTAL STOCKHOLDERS' EQUITY                                                                  110,633                  110,937
                                                                                          ================           ==============

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $1,353,915               $1,343,471
                                                                                          ================           ==============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                           Three Months Ended
                                                                               March 31,
                                                                     -------------------------------
                                                                          1999            1998
----------------------------------------------------------------------------------------------------
Interest income:

 Interest and fees on loans                                                  $13,362        $12,851

 Interest on loans held for sale                                                 138            134

 Interest on deposits with banks                                                  75             19

 Interest and dividends on securities:

   Taxable                                                                     6,955          5,706

   Exempt from federal income taxes                                            1,442          1,072

Interest on federal funds sold                                                   203            229
                                                                     -------------------------------

     TOTAL INTEREST INCOME                                                    22,175         20,011

Interest expense:

 Interest on deposits                                                          6,902          7,001

 Interest on short-term borrowings                                             3,082          1,760

 Interest on long-term borrowings                                                 99            346
                                                                     -------------------------------

      TOTAL INTEREST EXPENSE                                                  10,083          9,107
                                                                     -------------------------------

NET INTEREST INCOME                                                           12,092         10,904

Provision for Credit Losses                                                      200            267
                                                                     -------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                           11,892         10,637

Noninterest Income:

 Securities gains                                                                 18            248

 Service charges on deposit accounts                                           1,040            934

 Gains on mortgage sales                                                         625            601

 Trust income                                                                    364            355

 Other income                                                                    879            730
                                                                     -------------------------------

      TOTAL NONINTEREST INCOME                                                 2,926          2,868

Noninterest Expenses:

 Salaries and employee benefits                                                5,182          4,547

 Occupancy expense of premises                                                   681            680

 Equipment expenses                                                              592            655

 Marketing                                                                       511            251

 Outside data services                                                           467            357

 Other expenses                                                                1,521          1,405
                                                                     -------------------------------

      TOTAL NONINTEREST EXPENSES                                               8,954          7,895
                                                                     -------------------------------

Income Before Income Taxes                                                     5,864          5,610

Income Tax Expense                                                             1,610          1,750
                                                                     ===============================

NET INCOME                                                                    $4,254         $3,860
                                                                     ===============================


Basic Net Income Per Share*                                                    $0.44          $0.40

Diluted Net Income Per Share*                                                   0.44           0.40

Dividends Declared Per Share*                                                   0.18           0.13

*Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998. See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                      -------------------------------------
                                                                                           1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

 Net Income                                                                                   $4,254                $3,860

 Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Depreciation and amortization                                                                 603                   620

   Provision for credit losses                                                                   200                   267

   Deferred income taxes                                                                        (234)                 (205)

   Origination of loans held for sale                                                        (45,499)              (52,875)

   Proceeds from sales of loans held for sale                                                 52,728                44,423

   Gains on sales of loans held for sale                                                        (625)                 (601)

   Securities gains                                                                              (18)                 (248)

   Net change in:

     Accrued interest receivable                                                                (248)                 (753)

     Accrued income taxes                                                                      1,195                 1,480

     Other accrued expenses                                                                   (2,535)               (1,063)

   Other - net                                                                                   710                (3,741)
                                                                                      -------------------------------------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        10,531                (8,836)

Cash Flows from Investing Activities:

 Net increase in interest-bearing deposits with banks                                           (164)                 (190)

 Purchases of investments held-to-maturity                                                   (16,565)               (2,705)

 Purchases of other equity securities                                                           (940)               (2,574)

 Purchases of investments available-for-sale                                                 (75,104)             (132,796)

 Proceeds from sales of investments available-for-sale                                        12,093                 4,918

 Proceeds from maturities, calls and principal payments of investments                         3,598                11,860
held-to-maturity

 Proceeds from maturities, calls and principal payments of investments                       107,745               129,914
available-for-sale

 Redemption of Federal Home Loan Bank of Atlanta Stock                                            71                 1,332

 Net increase in loans receivable                                                            (21,004)              (14,979)

 Purchases of loans                                                                          (12,037)                    0

 Expenditures for premises and equipment                                                        (308)                 (728)
                                                                                      -------------------------------------

     NET CASH USED BY INVESTING ACTIVITIES                                                    (2,615)               (5,948)

Cash Flows from Financing Activities:

 Net increase in demand and savings accounts                                                  12,330                 4,926

 Net (decrease) increase in time and other deposits                                           (2,722)                9,392

 Net decrease in short-term borrowings                                                       (32,474)              (10,460)

 Proceeds from long-term borrowings                                                           35,000                11,000

 Retirement of long-term borrowings                                                              (46)                   (6)

 Common stock purchased and retired                                                             (466)               (1,949)

 Proceeds from issuance of common stock                                                          658                   685

 Dividends paid                                                                               (1,727)               (1,255)
                                                                                      -------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                10,553                12,333
                                                                                      -------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          18,469                 2,451

Cash and Cash Equivalents at Beginning of Quarter                                             48,198                48,680
                                                                                      -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                 $66,667               $46,229
                                                                                      ======================================

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:

 Interest payments                                                                            $9,993                $8,939

 Income tax payments                                                                              91                   628

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                                  62                   246

 Reclassification of borrowings from long-term to short-term                                  11,100                   100


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                     Accum-
                                                                                     ulated
                                                                                     Other
                                                                                     Compre-       TOTAL
                                                                                     hensive       STOCK-
                                            Common                     Retained      Income        HOLDERS'
                                             Stock      Surplus        Earnings       (loss)       EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                  $9,586       $22,913        $76,305       $ 2,133        $110,937

Comprehensive Income:

Net income                                                                 4,254                         4,254
  Other comprehensive income
    (loss),  net of tax and
    reclassification adjustment                                                         (3,023)         (3,023)
                                                                                                   ------------

Total comprehensive income                                                                               1,231

Cash dividends - $0.18 per share                                          (1,727)                       (1,727)

Common stock issued pursuant to:
   Incentive stock option plan - 332
    shares                                                      8                                            8
  Dividend reinvestment and stock
    purchase plan - 23,153 shares                23           627                                          650

Stock repurchases - 16,286 shares               (16)         (450)                                        (466)
                                          ----------    ----------     ----------    ----------    ------------

BALANCES AT MARCH 31, 1999                   $9,593       $23,098        $78,832        $ (890)       $110,633
                                          ==========    ==========     ==========    ==========    ============

BALANCES AT JANUARY 1, 1998                  $4,862       $31,695        $66,261        $1,857        $104,675
Increase in beginning shares as
 a result of 2-for-1 stock split in the
 form of a stock dividend                     4,863        (4,863)                                           0

Comprehensive Income:
   Net income                                                              3,860                         3,860
   Other comprehensive income, net
    of tax and reclassification
    adjustment                                                                             501             501
                                                                                                   ------------
Total comprehensive income                                                                               4,361

Cash dividends*- $0.13 per share                                          (1,255)                       (1,255)

Common stock issued pursuant to:
   Dividend reinvestment and stock
    purchase plan - 18,552 shares                18           617                                          635

Stock repurchases - 74,788 shares               (75)       (1,874)                                      (1,949)
Exercise of warrants of pooled
  bank   - 7,510 shares                           8            42                                           50
                                          ----------    ----------     ----------    ----------    ------------

BALANCES AT MARCH 31, 1998                   $9,676       $25,617        $68,866        $2,358        $106,517
                                          ==========    ==========     ==========    ==========    ============

* Adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998. See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1998 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1999.
     The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.
     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - PER SHARE DATA
The calculations of net income per common share for the periods ended March 31 were as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrive at by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.

                                                            1999       1998
                                                            ----       ----
Basic:
    Net income (available to common stockholders)           $4,254     $3,860
    Average common shares outstanding                        9,582      9,668
    Basic net income per share                               $0.44      $0.40
                                                          ===================
Diluted:
    Net income (available to common stockholders)           $4,254     $3,860

    Average common shares outstanding                        9,582      9,668
    Stock option adjustment                                     41         48
                                                          -------------------
        Average common shares outstanding - diluted          9,623      9,716
    Diluted net income per share                             $0.44      $0.40
                                                          ===================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company makes forward looking statements in this management's discussion and analysis that are subject to risks and uncertainties. These forward looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; statements of the ability to achieve "Y2K" compliance; and statements of the ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to "Y2K" compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

        In the following discussion, per share amounts have been adjusted to reflect a 2 for 1 stock split declared on January 28, 1998.

THE COMPANY
        The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-three community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with a mortgage banking company and an insurance agency. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION
        The Company's total assets were $1,353,915,000 at March 31, 1999, compared to $1,343,471,000 at December 31, 1998, increasing $10,444,000 or 0.8%
during the first quarter of 1999. Earning assets increased $15,173,000 or 1.2% to $1,272,012,000 at March 31, 1999, from $1,256,839,000 at December 31, 1998.

        Total loans rose 5.3% or $32,979,000 during the first quarter of 1999 to $657,391,000. Of the major loan categories, mortgage loans increased $24,380,000 (up 5.7%) including similar increases in residential and commercial mortgages, consumer loans rose $10,912,000 (up 22.5%) due largely to growth in marine loan financings, and commercial loans increased $1,214,000 (up 1.5%). During the first quarter of 1999, the Bank purchased $12,037,000 of residential first mortgages. Construction loans decreased $3,527,000 (down 4.9%) from the first quarter of 1998 to the first quarter of 1999 due to a decline in residential construction loans. Also, residential mortgage loans held for sale decreased by $6,604,000 (down 51.5%) from December 31, 1998 to $6,228,000 at
March 31, 1999.

     The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased $35,900,000 or 5.9% from December 31, 1998 to March 31, 1999, due to a 9.2% decline in available-for-sale securities as funding requirements for loans increased. During this period, the increase in total loans was almost three times the growth achieved for total deposits and borrowings. Federal funds sold rose $24,698,000 or 410.5%.

        Total deposits were $964,179,000 at March 31, 1999, increasing $9,608,000 or 1.0% from $954,571,000 at December 31, 1998. Growth in money market savings accounts provided most of the increase. Checking accounts, both noninterest-bearing and interest-bearing, recorded decreases, due primarily to seasonal declines in personal accounts. Time deposits less than $100,000 also decreased. Total borrowings were essentially unchanged.

MARKET RISK MANAGEMENT
     By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from March 31, 1999, the simulation analysis indicates that the Bank's net interest income would decline by 8.8% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point decline in interest rates is estimated to reduce the fair value of capital (as computed) by 17.4%, as compared to a policy limit of 25%.

LIQUIDITY
     The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totaled $120,341,000 or 8.9% of total assets at March 31, 1999. This represents a liquidity position, net of estimated potential cash outflows for deposits and borrowings, of $46,582,000 or 3.5% of total assets, which slightly exceeded management's target range.

CAPITAL MANAGEMENT
         The Company recorded a total risk-based capital ratio of 15.48% at March 31, 1999, compared to 15.67% at December 31, 1998; a tier 1 risk-based capital ratio of 14.44%, compared to 14.58%; and a capital leverage ratio of 8.31%, compared to 8.50%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. The Company's leverage and share repurchase programs have maintained capital at levels that management believes are appropriate.

         Stockholders' equity totaled $110,633,000 at March 31, 1999, down 0.3% from $110,937,000 at December 31, 1998. This decline reflects the change in accumulated other comprehensive income, comprised of net unrealized gains and losses on available-for-sale securities, from $2,133,000 at December 31, 1998 to $(890,000) at March 31, 1999, a decrease of $3,023,000. Excluding accumulated other comprehensive income, stockholders' equity rose $2,719,000 or 2.5%. Internal capital generation (net income less dividends) provided $2,527,000 in additional equity during the first quarter of 1999, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.2% versus 9.4% for the year ended December 31, 1998.

           External capital formation, primarily from stock issuances under the dividend reinvestment and stock purchase plan, totaled $658,000 during the first quarter of 1999. However, share repurchases amounted to $466,000 through March 31, 1999, for a net increase in stockholders' equity from these sources of $192,000.

         First quarter dividends were $0.18 per share in 1999, compared to $0.13 per share in 1998, for dividend payout ratios of dividends declared per share to diluted net income per share of 40.91% and 32.50%, respectively. The increase in the dividend payout ratio reflects the Board's desire to return a higher percentage of earnings to the shareholders.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         Net income for the first three months of the year rose $394,000 or 10.2% in 1999, to $4,254,000, from $3,860,000. Diluted earnings per share for the first quarter were $0.44 in 1999 and $0.40 in 1998. The annualized return on average assets for the first three months of the year was 1.30% in 1999 compared to 1.40% in 1998. The annualized returns on average equity for the same three month periods were 15.54% and 14.98% in 1999 and 1998, respectively. The stock repurchase program discussed above, coupled with leverage achieved through purchase of available-for-sale securities with Federal Home Loan Bank of Atlanta borrowings, have had the effect of lowering the return on average assets while increasing earnings per share and the return on average equity.

NET INTEREST INCOME
         Net interest income for the first three months of the year was $12,092,000 in 1999, an increase of 10.9% over $10,904,000 in 1998, reflecting a higher volume of average earning assets.

         For the first three months, tax-equivalent interest income increased $2,645,000 or 13.0% in 1999, compared to 1998. Average earning assets rose 19.9% over the prior year period while the average yield earned on those assets decreased 46 basis points to 7.50% from 7.96%. Comparing the first three months of 1999 versus 1998, average loans grew 10.5% to $631,170,000 (50.7% of average earning assets, versus 55.0% a year ago), while the average yield on loans decreased 54 basis points to 8.65% from 9.19%. Virtually all major categories increased, with the real estate sector, especially commercial mortgages, accounting for most of the overall increase. Average consumer loans also rose significantly, reflecting a favorably priced auto loan product offering in the second half of 1998 and increased marine loan financings in 1999. Average total securities increased 31.4% to $590,396,000 (47.4% of average earning assets, versus 43.2% a year ago) and recorded a 12 basis point decrease in average yield to 6.38% from 6.50%. Available-for-sale securities purchased under a leverage program were a major factor in the rise in securities.

         Interest expense for the first three months increased $976,000 or 10.7%, due to 20.3% higher average interest-bearing liabilities against a 34 basis point decline in the average rate paid on those funds to 3.90% from 4.24%. While virtually all categories of interest-bearing liabilities rose, by far the greatest percentage increase occurred in average borrowings, which primarily resulted from Federal Home Loan Bank of Atlanta advances used to invest in securities.

CREDIT RISK MANAGEMENT
         During the first three months of the year, the provision for credit losses was $200,000 in 1999, compared to $267,000 in 1998. Net charge-offs of $59,000 were recorded for the three month period ended March 31, 1999 while there were net charge-offs of $53,000 for the same period a year earlier.

         The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, the year 2000 issue, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.14% of total loans at March 31, 1999 and 1.18% at December 31, 1998. Management believes the allowance for credit losses at March 31, 1999 was adequate.

         Nonperforming loans increased by $775,000 to $2,576,000 and total nonperforming assets increased by $837,000 to $2,638,000 from December 31, 1998 to March 31, 1999. Expressed as a percentage of total assets, nonperforming assets were 0.19% at March 31, 1999 and 0.13% at December 31, 1998. The allowance for credit losses represented 291% of nonperforming loans at March 31, 1999, compared to coverage of 408% at December 31, 1998. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $62,000 at March 31, 1999, compared to none owned at December 31, 1998. The balance of impaired loans was $910,000 at March 31, 1999, with reserves against those loans totaling $25,000, and $773,000 at December 31, 1998, with no reserves. A loan for $711,000 which was included in impaired loans at both March 31, 1999 and December 31, 1998 is no longer impaired since it has subsequently been repaid by the borrower with a small loss.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                    3 Months Ended                  12 Months Ended
                                                                    March 31, 1999                 December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                               $7,350                           $7,016

Provision for credit losses                                                         200                              552

Loan charge-offs:

  Real estate-mortgage                                                              (25)                             (40)

  Real estate-construction                                                            0                                0

  Consumer                                                                          (60)                            (176)

  Commercial                                                                         (1)                            (119)
                                                               -------------------------       --------------------------

    Total charge-offs                                                               (86)                            (335)


Loan recoveries:

  Real estate-mortgage                                                                0                                0

  Real estate-construction                                                            0                                0

  Consumer                                                                            6                               35

  Commercial                                                                         21                               82
                                                               -------------------------       --------------------------

    Total recoveries                                                                 27                              117
                                                               -------------------------       --------------------------

Net charge-offs                                                                     (59)                            (218)
                                                               -------------------------       --------------------------

BALANCE, PERIOD END                                                              $7,491                           $7,350
                                                               =========================       ==========================

Net charge-offs to average loans
  (annual basis)                                                                   0.04%                            0.04%

Allowance to total loans                                                           1.14%                            1.18%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                                      March 31,                      December 31,
                                                                         1999                            1998
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                                $1,229                             $832

Loans 90 days past due                                                            1,345                              965

Restructured loans                                                                    2                                4
                                                               -------------------------       --------------------------

  Total Nonperforming Loans*                                                      2,576                            1,801

Other real estate owned                                                              62                                0
                                                               -------------------------       --------------------------

  TOTAL NONPERFORMING ASSETS                                                     $2,638                           $1,801
                                                               =========================       ==========================

Nonperforming assets to total assets                                               0.19%                            0.13%
-------------------------------------------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $6,330,000 at March 31, 1999, compared to $9,894,000 at December 31, 1998. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES
          Noninterest income increased 2.0% or $58,000 during the three months ended March 31, 1999 versus 1998, primarily from growth in fees from sales of annuities and mutual funds and increased transaction based service fees. The rise in service fees reflected in large part higher return check charges and debit card fees. The Bank's mortgage banking subsidiary, Sandy Spring Mortgage Corporation, continued to achieve strong mortgage loan origination volumes and related gains on sales of loans, due to the continuation of favorable interest rates.

     For the three months ended March 31, 1999, noninterest expenses increased 13.4%, or $1,059,000, to $8,954,000, from $7,895,000 in 1998. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses was due primarily to a 14.0%, or $635,000, increase in salaries and employee benefits. The increase in salaries reflected higher compensation levels and growth in staff. Incentive compensation and health insurance costs drove the increase in benefit expenses. Average full-time equivalent employees reached 433 during the first quarter of 1999 compared to 419 during the first quarter of 1998. Despite the increase in staff, the ratio of net income per average full-time-equivalent employee increased to $9,800 from $9,200. The other significant category of increase was marketing expense, which grew by $260,000 or 103.6%, largely the result of an image advertising campaign in 1999 on radio and cable television. Occupancy expenses remained virtually constant while equipment expenses decreased by 9.6% or $63,000.

INCOME TAXES
          The effective tax rate for the first quarter of the year was 27.5% in 1999, compared to 31.2% in 1998, due in large part to the higher level of certain U.S. Government Agency obligations that are exempt from state income tax.


YEAR 2000 ISSUE

          Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This Year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom the Company does business such as vendors, suppliers, utility companies, and customers.

Risks Related To Year 2000

          The Y2K issue poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry. Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contraction could cause an increase in interest rates, require the Company to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about the Company's Y2K compliance efforts.

          The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan loss risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $500,000 were surveyed using a Y2K questionnaire. The Company is in the process of analyzing the results and any risks identified. The Company has also modified its loan underwriting controls to ensure that potential borrowers are carefully evaluated for Y2K compliance before any new loan is approved.

          The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan that includes a timetable for making changes necessary to be able to provide services in the Y2K. That supplier has provided written assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners. The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Failures in these areas could impact the Company's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of the Company.

The Company's State of Readiness

          The Company has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K plan include identifying Y2K risks of information systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Comptroller of Currency has examined the Company's Y2K compliance plan and the Company's progress in implementation. In addition, the Board of Directors is carefully monitoring progress under the plan on a quarterly basis.

          The Company's plan to address the Y2K issues involves several phases, described below:

          Awareness--In this phase, the Company's Y2K plan and project team were established, the overall Y2K approach was identified, compliance standards were defined, and responsibility for corrective action was assigned. This phase has been completed.

          Assessment--During this phase, the Company gathered and analyzed information to determine the size and the impact of the Y2K problem and then made decisions to modify, reengineer, or replace existing systems and programs. This phase has been completed.

          Renovation--This phase involves obtaining and implementing upgraded software applications provided by the Company's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. This phase has been completed.

          . Validation--During the validation phase, the Company is testing systems and software for Y2K compliance in an effort to identify and correct any errors that may be identified in the renovation phase. This phase is in process and will be completed by June 30, 1999.

         Implementation--In this phase all new and revised systems will be implemented, data exchange issues will be resolved, and back up and recovery plans will be developed. This phase is in process and will be completed by June 30, 1999.

          Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company expects that its total cash outlay for Y2K compliance in 1999 and future years will be less than $1.0 million. This amount includes approximately $680,000 in costs of software and equipment upgrades or replacements and approximately $200,000 in consulting, legal and temporary staffing costs. Approximately $170,000 of these costs were incurred in the first quarter of 1999. The Company expects that the total effect on net income, after tax deductions, of these Y2K expenditures in 1999 and future years will be less than $550,000, and that the effect on net income for the first quarter of 1999 of these costs was approximately $15,000. These amounts do not include allocations of the salary and other costs of the Company's regular personnel. The Company is funding Y2K expenditures through continuing operations.

        In the event that some or all systems experience failure, the Company has developed a detailed contingency plan. This plan calls for manual processing of bank transactions at designated locations supported by backup power systems. Delays in processing transactions would result in the event that the Company is forced to process transactions manually. These delays could disrupt normal business activities of the Company and its customers.

Forward Looking Statements

        The discussion above regarding issues associated with Y2K includes certain "forward looking statements." The Company's ability to predict results or effects of issues related to the Y2K issue is inherently uncertain and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the following:
        The possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended;
        The Company's failure
        to timely or completely identify all software or hardware applications requiring remediation;
        Unexpected costs;
        The uncertainty associated with
        the impact of Y2K issues on the banking industry and the Company's customers, vendors, and others with whom it conducts business; and The general economy.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1998.


PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

             No.     Exhibit
            -----   --------
             27      Financial Data Schedule

         (b) Reports on Form 8-K.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)



By: /s/ Hunter R. Hollar
   --------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 7, 1999



By: /s/ James H. Langmead
   --------------------------------------
    James H. Langmead
    Vice President and Treasurer


  Date: May 7, 1999