Form 10-Q
period 1999-06-30
SANDY SPRING BANCORP INC
filed 1999-08-10
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to___________

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

The number of shares of common stock outstanding as of July 21, 1999 is 9,602,443 shares.

                          SANDY SPRING BANCORP, INC.

                                     INDEX

                                                                                             Page
-------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         June 30, 1999 and December 31, 1998................................................. 1

         Consolidated Statements of Income for the Three and
         Six Month Periods Ended June 30, 1999 and 1998 .................................... 2

         Consolidated Statements of Cash Flows for
         the Six Month Periods Ended June 30, 1999 and 1998................................. 3

         Consolidated Statements of Changes in Stockholders' Equity for
         the Six Month Periods Ended June 30, 1999 and 1998................................. 5

         Notes to Consolidated Financial Statements......................................... 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................... 8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...................................................................... 14

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................. 15

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................................ 15

  SIGNATURES............................................................................... 16

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS



                                                                                           June 30                 December 31,
(Dollars in thousands, except per share data)                                                1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                   $50,181                 $43,616
  Federal funds sold                                                                         16,964                   4,582
  Interest-bearing deposits with banks                                                        4,746                   1,434
  Residential mortgage loans held for sale                                                    3,984                  12,832
  Investments available-for-sale (at fair value)                                            431,345                 539,642
  Investments held-to-maturity -- fair value of $71,985 (1999) and
     $55,764 (1998)                                                                          74,936                  55,457
  Other equity securities                                                                    16,713                  18,480

  Total Loans (net of unearned income)                                                      688,850                 624,412
    Less: Allowance for credit losses                                                       (7,700)                 (7,350)
                                                                                    ---------------          --------------
       Net loans                                                                            681,150                 617,062

  Premises and equipment, net                                                                27,543                  27,920
  Accrued interest receivable                                                                10,909                  11,719
  Other real estate owned                                                                       139                       0
  Other assets                                                                               16,651                  10,727
                                                                                    ---------------          --------------
     TOTAL ASSETS                                                                        $1,335,261              $1,343,471
                                                                                    ===============          ==============

LIABILITIES
  Noninterest-bearing deposits                                                             $195,423                $185,900
  Interest-bearing deposits                                                                 768,718                 768,671
                                                                                    ---------------          --------------
      Total deposits                                                                        964,141                 954,571
  Short-term borrowings                                                                     223,243                 257,026
  Long-term borrowings                                                                       38,220                  14,366
  Accrued interest and other liabilities                                                      2,128                   6,571
                                                                                    ---------------          --------------
      TOTAL LIABILITIES                                                                   1,227,732               1,232,534

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
   and outstanding 9,602,110 (1999) and 9,586,021 (1998)                                      9,602                   9,586

  Surplus                                                                                    23,337                  22,913
  Retained earnings                                                                          81,416                  76,305
  Accumulated other comprehensive income (loss)                                             (6,826)                   2,133
                                                                                    ---------------          --------------
      TOTAL STOCKHOLDERS' EQUITY                                                            107,529                 110,937
                                                                                    ---------------          --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $1,335,261              $1,343,471
                                                                                    ===============          ==============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                     -------------------------------      -----------------------------
                                                           1999            1998                1999           1998
 -----------------------------------------------------------------------------------      -----------------------------
Interest Income:
 Interest and fees on loans                                $13,999        $12,916             $27,361        $25,767
 Interest on loans held for sale                               100            220                 238            354
 Interest on deposits with banks                                50             30                 125             49
 Interest and dividends on securities:
   Taxable                                                   6,687          5,952              13,642         11,658
   Nontaxable                                                1,566          1,071               3,008          2,143
Interest on federal funds sold                                 192            309                 395            538
                                                     ----------------------------         --------------------------
     TOTAL INTEREST INCOME                                  22,594         20,498              44,769         40,509
Interest Expense:
 Interest on deposits                                        6,690          7,139              13,592         14,140
 Interest on short-term borrowings                           2,611          1,796               5,693          3,556
 Interest on long-term borrowings                              447            353                 546            699
                                                     ----------------------------         --------------------------
      TOTAL INTEREST EXPENSE                                 9,748          9,288              19,831         18,395
                                                     ----------------------------         --------------------------
NET INTEREST INCOME                                         12,846         11,210              24,938         22,114
Provision for Credit Losses                                    275            275                 475            542
                                                     ----------------------------         --------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                         12,571         10,935              24,463         21,572
Noninterest Income:
 Securities gains (losses)                                    (74)            161                (56)            409
 Service charges on deposit accounts                         1,095            994               2,135          1,928
 Gains on mortgage sales                                       597            682               1,222          1,283
 Trust income                                                  377            341                 741            696
 Other income                                                  984            807               1,863          1,537
                                                     ----------------------------         --------------------------
      TOTAL NONINTEREST INCOME                               2,979          2,985               5,905          5,853
Noninterest Expenses:
 Salaries and employee benefits                              5,536          4,846              10,718          9,393
 Occupancy expense of premises                                 707            696               1,388          1,376
 Equipment expenses                                            649            664               1,241          1,319
 Marketing                                                     297            328                 808            579
 Outside data services                                         458            376                 925            733
 Other expenses                                              1,877          1,550               3,398          2,955
                                                     ----------------------------         --------------------------
      TOTAL NONINTEREST EXPENSES                             9,524          8,460              18,478         16,355
                                                     ----------------------------         --------------------------
Income Before Income Taxes                                   6,026          5,460              11,890         11,070
Income Tax Expense                                           1,622          1,585               3,232          3,335
                                                     ----------------------------         --------------------------
NET INCOME                                                  $4,404         $3,875              $8,658         $7,735
                                                     ============================         ==========================

Basic Net Income Per Share*                                  $0.46          $0.40               $0.90          $0.80
Diluted Net Income Per Share*                                 0.46           0.40                0.90           0.80
Dividends Declared Per Share*                                 0.19           0.15                0.37           0.28

* Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998.
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                        -----------------------------------
                                                                                              1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

 Net Income                                                                                   $8,658                $7,735
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                               1,226                 1,258
   Provision for credit losses                                                                   475                   542
   Deferred income taxes                                                                       (341)                    70
   Origination of loans held for sale                                                       (90,929)             (106,415)
   Proceeds from sales of loans held for sale                                                100,402                99,385
   Gains on sales of loans held for sale                                                       (625)               (1,283)
    Purchases of trading securities                                                                0               (9,376)
    Proceeds from sales of trading securities                                                      0                 9,388
   Securities (gains) losses                                                                      56                 (409)
   Net change in:
     Accrued interest receivable                                                                 810                 (504)
     Accrued income taxes                                                                      (386)                 (236)
     Other accrued expenses                                                                  (4,054)                 (443)
   Other - net                                                                                 (158)                   658
                                                                                       -------------          ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               15,134                   370
 Cash Flows from Investing Activities:
 Net increase in interest-bearing deposits with banks                                        (3,312)               (1,248)
 Purchases of investments held-to-maturity                                                  (23,088)               (3,088)
 Purchases of other equity securities                                                          (941)               (2,574)
 Purchases of investments available-for-sale                                               (103,492)             (268,706)
 Proceeds from sales of investments available-for-sale                                        45,387                14,981
 Proceeds from maturities, calls and principal payments of investments
   held-to-maturity                                                                            3,598                16,786
 Proceeds from maturities, calls and principal payments of investments
   available-for-sale                                                                        151,674               214,408
 Redemption of Federal Home Loan Bank of Atlanta stock                                         2,707                 3,324
 Purchases of other real estate owned, net of sales proceeds                                    (90)                    76
 Net increase in loans receivable                                                           (52,463)              (23,111)
 Purchases of loans                                                                         (12,037)                     0
 Expenditures for premises and equipment                                                       (664)               (1,202)
                                                                                       -------------          ------------
     NET CASH USED BY INVESTING ACTIVITIES                                                     7,279              (50,354)
Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                                  22,703                13,805
 Net increase (decrease) in time and other deposits                                         (13,133)                22,761
 Net decrease in short-term borrowings                                                      (44,883)                 (196)
 Proceeds from long-term borrowings                                                           35,000                11,000
 Retirement of long-term borrowings                                                             (46)                  (12)
 Common stock purchased and retired                                                            (833)               (3,753)
 Proceeds from issuance of common stock                                                        1,273                 1,331
 Dividends paid                                                                              (3,547)               (2,699)
                                                                                       -------------          ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        (3,466)                42,237
                                                                                       -------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          18,947               (7,747)
Cash and Cash Equivalents at Beginning of Period                                              48,198                48,680
                                                                                       -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                  $67,145               $40,933
                                                                                       =============          ============
                                                                                       -------------          ------------

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:

 Interest payments                                                                           $20,071               $18,227

 Income tax payments                                                                           3,221                 3,606

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                                  62                   393

 Reclassification of borrowings from long-term to short-term                                  11,100                   100


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands, except per share data)


                                                                                     Accum-
                                                                                     ulated
                                                                                     Other
                                                                                     Compre-         TOTAL
                                                                                     hensive         STOCK-
                                            Common                     Retained      Income          HOLDERS'
                                            Stock       Surplus        Earnings       (loss)         EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                  $9,586       $22,913        $76,305        $2,133        $110,937

Comprehensive Income:

Net income                                                                 8,658                         8,658
  Other comprehensive income
    (loss),  net of tax and
    reclassification                                                                   (8,959)
    adjustment                                                                                         (8,959)
                                                                                                   ------------

Total comprehensive income                                                                               (301)

Cash dividends - $0.37 per share                                         (3,547)                       (3,547)

Common stock issued pursuant  to:
   Incentive stock option plan - 832
    shares                                        1            19                                           20
  Dividend reinvestment and stock
    purchase plan - 44,786 shares                45         1,208                                        1,253

Stock repurchases - 29,529 shares              (30)         (803)                                        (833)
                                          ----------    ----------     ----------    ----------    ------------

BALANCES AT JUNE 30, 1999                    $9,602       $23,337        $81,416      $(6,826)        $107,529
                                          ==========    ==========     ==========    ==========    ============

BALANCES AT JANUARY 1, 1998                  $4,862       $31,695        $66,261        $1,857        $104,675
Increase in beginning shares as
 a result of 2-for-1 stock
 split in the form of a stock
 dividend                                     4,863       (4,863)                                            0

Comprehensive Income:
   Net income                                                              7,735                         7,735

   Other comprehensive income, net
    of tax and reclassification
    adjustment                                                                             113             113
                                                                                                   ------------
      Total comprehensive income                                                                         7,848

Cash dividends*- $0.28 per share                                         (2,699)                       (2,699)

Common stock issued pursuant to:
   Incentive stock option plan -
    3,000 shares                                  3            34                                           37
   Dividend reinvestment and stock
    purchase plan - 38,133 shares                38         1,207                                        1,245

Stock repurchases - 133,188 shares            (133)       (3,621)                                      (3,754)

Exercise of warrants of pooled
  bank   - 7,510 shares                           7            43                                           50
                                          ----------    ----------     ----------    ----------    ------------
BALANCES AT JUNE 30, 1998                    $9,640       $24,495        $71,297        $1,970        $107,402
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

     The accounting and reporting policies of Sandy Spring Bancorp and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - STOCKHOLDERS' EQUITY
On April 5, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or approximately 480,000 shares, of Bancorp's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to Bancorp's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 2001, or earlier termination of the program by the Board. Bancorp's previous repurchase program expired on March 31, 1999.

NOTE 3 - STOCK OPTION PLAN
On April 14, 1999, the shareholders approved the Sandy Spring Bancorp 1999 Stock Option Plan (the "Option Plan"). The Option Plan, which replaces the Sandy Spring Bancorp 1992 Stock Option Plan (the "1992 Option Plan"), provides incentive and non-incentive stock options to the Company's directors and key employees. The Option Plan authorizes the issuance of up to 400,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the exercise price of options may not be less than 100% of the fair market value of the Common Stock on the date of grant and must be exercised within ten years.

NOTE 4 - SUBSEQUENT EVENT - ACQUISITION AGREEMENT
On July 21, 1999, Sandy Spring National Bank of Maryland (the "Bank"), Olney, Maryland, entered into an Agreement with Mellon Bank (MD) N.A. ("Mellon"), Pittsburgh, Pennsylvania, to purchase certain fixed assets, leasehold improvements and loans, and to assume certain deposit liabilities and lease obligations, relating to five Mellon branches located in Montgomery County, Maryland, one Mellon branch located in Anne Arundel County, Maryland, and one Mellon branch located in Fairfax County, Virginia. As of July 7, 1999, aggregate loans to be purchased were approximately $35.0 million, and the aggregate deposit liabilities to be assumed by the Bank were approximately $235.0 million. The Bank will pay a premium of 8.97% of the principal amount of the loans transferred and a deposit premium of 8.70% of the deposits as of the date of closing under the Agreement. The acquisition, once completed, will be accounted for under the purchase method of accounting, in accordance with Accounting Principles Board Opinion No. 16 (Accounting for Business Combinations) and accordingly the results of operations of the acquired branches will be included in the Company's consolidated financial statements only from the acquisition's completion date. It is contemplated that the Agreement and the transactions contemplated thereby, which are subject to regulatory approval,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTINUED will become effective during 1999. The acquisition will result in recognition of a loan premium of approximately $0.8 million (to be amortized into interest income over six years), a deposit premium of approximately $4.4 million (to be amortized into interest expense over 4 years), and goodwill of approximately $19.0 million (to be amortized into noninterest expenses over 10 years).

NOTE 5 - PER SHARE DATA
The calculations of net income per common share for the periods ended June 30 were as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.

(Dollars and amounts in thousands, except                           Three Months Ended                Six Months Ended
  per share data)                                                        June 30,                         June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                     1999          1998              1999            1998
                                                                     ----          ----              ----            ----
Basic:
  Net income applicable to common stock                               $4,404         $3,875           $8,658           $7,735
  Average common shares outstanding                                    9,591          9,644            9,586            9,656
  Basic net income per share                                           $0.46          $0.40            $0.90            $0.80
                                                                ==============================================================
Diluted:
  Net income applicable to common stock                               $4,404         $3,875           $8,658           $7,735

  Average common shares outstanding                                    9,591          9,644            9,586            9,656
  Stock option adjustment                                                 38             53               40               51
  Warrant stock adjustment                                                 0              0                0                2
                                                                --------------------------------------------------------------
    Diluted average common shares outstanding                          9,629          9,697            9,626            9,709
  Diluted net income per share                                         $0.46          $0.40            $0.90            $0.80
                                                                ==============================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company makes forward looking statements in this management's discussion and analysis that are subject to risks and uncertainties. These forward looking statements include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; statements of the ability to achieve "Y2K" compliance; and statements of the ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to "Y2K" compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

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

A. FINANCIAL CONDITION
     The Company's total assets were $1,335,261,000 at June 30, 1999, compared to $1,343,471,000 at December 31, 1998, decreasing $8,210,000 or 0.6% during the first six months of 1999. Earning assets decreased $19,301,000 or 1.5% to $1,237,538,000 at June 30, 1999, from $1,256,839,000 at December 31, 1998.

     Total loans rose 10.3% or $64,438,000 during the first six months of 1999 to $688,850,000. Of the major loan categories, consumer loans rose $25,033,000 (up 51.6%) due largely to growth in marine loan financings, mortgage loans increased $38,662,000 (up 9.1%) including a 10.8% or $22,664,000 increase in commercial mortgages, and commercial loans increased $1,250,000 (up 1.6%). Construction loans decreased $507,000 (down 0.7%) from June 30, 1998 to June 30, 1999. Also, residential mortgage loans held for sale decreased by $8,848,000 (down 69.0%) from December 31, 1998 to $3,984,000 at June 30, 1999.

     The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased $90,585,000 or 14.8% from December 31, 1998 to June 30, 1999, due primarily to a 20.1% decline in available-for-sale securities. During this period, funding requirements for loans increased, with the rise in total loans amounting to almost seven times the growth shown for total deposits. Also, the Company is moving funds from the investment portfolio into federal funds sold for greater liquidity as year 2000 approaches. Federal funds sold rose $12,382,000 or 270.2%.

     Total deposits were $964,141,000 at June 30, 1999, increasing $9,570,000 or 1.0% from $954,571,000 at December 31, 1998. Growth was achieved for noninterest-bearing demand deposits, up $9,523,000 or 5.1%, attributable primarily to increases in commercial and small business checking balances. Interest-bearing deposits remained virtually level, with modest increases in money market and regular savings accounts being approximately offset by the decrease in time deposits under $100,000. Total borrowings decreased by 3.7% or $9,929,000, representing a decrease in leveraging of the balance sheet through purchase of available-for-sale securities with short-term Federal Home Loan Bank of Atlanta advances. Repurchase agreements, which are short-term borrowings related primarily to cash management services for commercial clients, increased 23.5% or $17,498,000 from December 31, 1998 to June 30, 1999.

Market Risk Management
     By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from June 30, 1999, the simulation analysis indicates that the Bank's net interest income would decline by 5.8% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 22.3%, as compared to a policy limit of 25%.

Liquidity
     The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totalled $46,321,000 or 3.5% of total assets at June 30, 1999. This represents a net liquidity position, which includes estimated potential cash outflows for deposits and borrowings, of $(39,408,000) or (3.0)% of total assets. Given external sources of liquidity available to the Company, investments available-for-sale not included as liquid assets in the computation above, and deposit growth, management believes the liquidity position is appropriate. The Company is implementing plans to increase liquid assets and is putting in place additional borrowing facilities to cover its estimates of potential cash outflows which could occur as January 1, 2000 approaches.

Capital Management
     The Company recorded a total risk-based capital ratio of 15.20% at June 30, 1999, compared to 15.67% at December 31, 1998; a tier 1 risk-based capital ratio of 14.18%, compared to 14.58%; and a capital leverage ratio of 8.53%, compared to 8.50%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. The Company's leverage and share repurchase programs have maintained capital at levels that management believes are appropriate.

     Stockholders' equity totaled $107,529,000 at June 30, 1999, down 3.1% from $110,937,000 at December 31, 1998. This decline reflects the change in accumulated other comprehensive income, comprised of net unrealized gains and losses on available-for-sale securities, from $2,133,000 at December 31, 1998 to $(6,826,000) at June 30, 1999, a decrease of $8,959,000. Excluding accumulated other comprehensive income, stockholders' equity rose $5,551,000 or 5.1%. Internal capital generation (net income less dividends) provided $5,111,000 in additional equity during the first six months of 1999, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.3% versus 9.4% for the year ended December 31, 1998.

     External capital formation, primarily from stock issuances under the dividend reinvestment and stock purchase plan, totaled $1,273,000 during the first six months of 1999. Share repurchases amounted to $833,000 over the same period, for a net increase in stockholders' equity from these sources of $440,000.

     Dividends for the first six months were $0.37 per share in 1999, compared to $0.28 per share in 1998, for dividend payout ratios of dividends declared per share to diluted net income per share of 41.11% and 35.00%, respectively. The increase in the dividend payout ratio reflects the Board's desire to return a higher percentage of earnings to the shareholders.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998
     Net income for the first six months of the year rose $923,000 or 11.9% in 1999 over 1998, to $8,658,000 from $7,735,000. Diluted earnings per share for the first six months were $0.90 in 1999 and $0.80 in 1998. The annualized return on average assets for the first six months of the year was 1.31% in 1999, compared to 1.38% in 1998. The annualized returns on average equity for the same six month periods were 15.71% and 14.83% in 1999 and 1998, respectively. The Company's stock repurchase program, coupled with leverage achieved through purchase of available-for-sale securities with Federal Home Loan Bank of Atlanta borrowings, have had the effect of lowering the return on average assets while increasing earnings per share and the return on average equity.

Net Interest Income
     Net interest income for the first six months of the year was $24,938,000 in 1999, an increase of 12.8% over $22,114,000 in 1998, reflecting a higher volume of average earning assets.

     For the first six months, tax-equivalent interest income increased $5,262,000 or 12.7% in 1999, compared to 1998. Average earning assets rose 18.6% over the prior year period while the average yield earned on those assets decreased 39 basis points to 7.55% from 7.94%. Comparing the first six months of 1999 versus 1998, average loans grew 13.3% to $651,031,000 (52.2% of average earning assets, versus 54.7% a year ago), while the average yield on loans decreased 62 basis points to 8.53% from 9.15%. Virtually all major loan categories showed average volume balance increases, with the real estate sector, especially commercial mortgages, accounting for most of the overall increase. Average consumer loans also rose significantly, reflecting a favorably priced auto loan product offering in the second half of 1998 and increased marine loan financings in 1999. Average total securities increased 26.2% to $574,246,000 (46.1% of average earning assets, versus 43.3% a year ago) and recorded a 1 basis point decrease in average yield to 6.53% from 6.54%. Available-for-sale securities purchased under a leverage program were a major factor in the rise in securities.

     Interest expense for the first six months increased $1,436,000 or 7.8%, due to 18.6% higher average interest-bearing liabilities against a 38 basis point decline in the average rate paid on those funds to 3.84% from 4.22%. While virtually all categories of interest-bearing liabilities rose, by far the greatest percentage increase occurred in average borrowings, which primarily resulted from Federal Home Loan Bank of Atlanta advances used to invest in securities.

Credit Risk Management
     During the first six months of the year, the provision for credit losses was $475,000 in 1999, compared to $542,000 in 1998. Net charge-offs of $125,000 were recorded for the six month period ended June 30, 1999, while there were net charge-offs of $24,000 for the same period a year earlier.

     The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, the year 2000 issue, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.12% of total loans at June 30, 1999 and 1.18% at December 31, 1998. Management believes the allowance for credit losses at June 30, 1999 was adequate.

     Nonperforming loans decreased by $172,000 to $1,629,000 and total nonperforming assets decreased by $33,000 to $1,768,000 from December 31, 1998 to June 30, 1999. Expressed as a percentage of total assets, nonperforming assets were 0.13% at June 30, 1999 and at December 31, 1998. The allowance for credit losses represented 473% of nonperforming loans at June 30, 1999, compared to coverage of 408% at December 31, 1998. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $139,000 at June 30, 1999, compared to none owned at December 31, 1998. The balance of impaired loans was $320,000 at June 30, 1999, with reserves against those loans totalling $50,000, and $773,000 at December 31, 1998, with no reserves.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                    6 Months Ended                  12 Months Ended
                                                                    June 30, 1999                  December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                               $7,350                           $7,016
Provision for credit losses                                                         475                              552
Loan charge-offs:
  Real estate-mortgage                                                             (54)                             (40)
  Real estate-construction                                                            0                                0
  Consumer                                                                        (105)                            (176)
  Commercial                                                                        (1)                            (119)
                                                               -------------------------       --------------------------
    Total charge-offs                                                             (160)                            (335)

Loan recoveries:
  Real estate-mortgage                                                                0                                0
  Real estate-construction                                                            0                                0
  Consumer                                                                           13                               35
  Commercial                                                                         22                               82
                                                               -------------------------       --------------------------
    Total recoveries                                                                 35                              117
                                                               -------------------------       --------------------------
Net charge-offs                                                                   (125)                            (218)
                                                               -------------------------       --------------------------
BALANCE, PERIOD END                                                              $7,700                           $7,350
                                                               =========================       ==========================
Net charge-offs to average loans
  (annual basis)                                                        0.04%                                0.04%
Allowance to total loans                                                1.12%                                1.18%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                                       June 30,                      December 31,
                                                                         1999                            1998
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                                  $643                             $832
Loans 90 days past due                                                              984                              965
Restructured loans                                                                    2                                4
                                                               -------------------------       --------------------------
  Total Nonperforming Loans*                                                      1,629                            1,801
Other real estate owned                                                             139                                0
                                                               -------------------------       --------------------------
  TOTAL NONPERFORMING ASSETS                                                     $1,768                           $1,801
                                                               =========================       ==========================
Nonperforming assets to total assets                                          0.13%                            0.13%
-------------------------------------------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $6,253,000 at June 30, 1999, compared to $9,894,000 at December 31, 1998. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

Noninterest Income and Expenses
     Noninterest income increased slightly by 0.9% or $52,000 during the six months ended June 30, 1999, to $5,905,000 versus $5,853,000 for the six months ended June 30, 1998. Excluding non-operating items, the increase was 10.3% or $556,000 due primarily to increased transaction based service fees from higher transaction volumes and a larger customer base. Non-operating items include gains and losses on sales of securities and other real estate owned. Most significantly, losses on securities transactions of $56,000 were reported for the six months ended June 30, 1999, compared to gains of $409,000 for the same period of the prior year.

     For the six months ended June 30, 1999, noninterest expenses increased 13.0%, or $2,123,000, to $18,478,000, from $16,355,000 in 1998. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses was due primarily to a 14.1%, or $1,325,000, increase in salaries and employee benefits. The increase in salaries reflected higher compensation levels and growth in staff. Incentive compensation, health insurance and pension costs drove the increase in benefit expenses. Average full-time equivalent employees reached 437 during the first six months of 1999 compared to 419 during the first six months of 1998. Despite the increase in staff, the ratio of net income per average full-time-equivalent employee increased to $19,800 from $18,500. The other significant categories of increase were marketing expense, up $229,000 or 39.6% due primarily to image advertising on radio and cable television in 1999, outside data services, up $192,000 or 26.2%, and other expenses, up $493,000 or 17.0% reflecting growth of the Company. Occupancy expenses remained virtually constant while equipment expenses decreased by 5.9% or $78,000.

Income Taxes
     The effective tax rate for the first six months of the year was 27.2% in 1999, compared to 30.1% in 1998, due in large part to the higher level of certain U.S. Government Agency obligations that are exempt from state income tax.


C. RESULTS OF OPERATIONS - SECOND QUARTER 1999 AND 1998
     Second quarter net income of $4,404,000 ($0.46 per share-diluted) in 1999 was $529,000 or 13.7% above net income of $3,875,000 ($0.40 per share-diluted) shown for the same quarter of 1998.

     Tax-equivalent net interest income rose 18.3% during the second quarter of 1999 compared to the like three month period of 1998, showing the net effects of a 17.4% increase in the average earning asset base and a 9 basis point increase in net interest spread.

     The provision for credit losses was $275,000 for the quarters ended June 30, 1999 and June 30, 1998. Net charge-offs of $66,000 were recorded for the second quarter of 1999, compared to net recoveries of $29,000 for the second quarter of 1998.

     Noninterest income for the second quarter, excluding significant non-operating items, increased $265,000 or 9.5% in 1999, compared to 1998, due primarily to increased transaction based service fees.

     Noninterest expenses rose 12.6%, attributable largely to higher salaries and employee benefits and other expenses for reasons discussed above for the year-to-date comparison.

     The second quarter effective tax rate was 26.9% in 1999 versus 29.0% shown in 1998, as in the year-to-date comparison reflecting the higher level of certain U.S. Government Agency obligations that are exempt from state income tax.

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

     The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan that includes a timetable for making changes necessary to be able to provide services in the year 2000. That supplier has provided written assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners. The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Failures in these areas could impact the Company's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of the Company.

The Company's State of Readiness
     The Company has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K plan include identifying Y2K risks of information systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Comptroller of the Currency has examined the Company's Y2K compliance plan and the Company's progress in implementation. In addition, the Board of Directors is carefully monitoring progress under the plan on a monthly basis.

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

     Renovation--This phase involved obtaining and implementing upgraded software applications provided by the Company's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. This phase has been completed.

     Validation--During the validation phase, the Company tested systems and software for Y2K compliance in an effort to identify and correct any errors identified in the renovation phase. This phase has been completed

     Implementation--In this phase all new and revised systems will be implemented, data exchange issues will be resolved, and back up and recovery plans will be developed. This phase has been substantially completed.

     Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company expects that its total cash outlay for Y2K compliance in 1999 and future years will be less than $1.0 million. This amount includes approximately $680,000 in costs of software and equipment upgrades or replacements and approximately $240,000 in consulting, legal, temporary staffing and other costs. Approximately $210,000 of these costs were incurred in the first half of 1999. The Company expects that the total effect on net income, after tax deductions, of these Y2K expenditures in 1999 and future years will be less than $550,000, and the effect on net income for the first half of 1999 of these costs was approximately $30,000. These amounts do not include allocations of the salary and other costs of the Company's regular personnel. The Company is funding Y2K expenditures through continuing operations.

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

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company's annual shareholders' meeting held on April 14, 1999, the shareholders of the Company elected John Chirtea, Joyce R. Hawkins, Hunter R. Hollar and Thomas O. Keech as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors. Other directors continuing in office are Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., David E. Rippeon, Solomon Graham, Gilbert Hardesty, Charles F. Mess, Lewis
R. Schumann and W. Drew Stabler.

     Also at the annual meeting, a proposal to approve the 1999 Stock Option Plan for the Company and its subsidiaries (see discussion in Note 3 to the Consolidated Financial Statements above on page 6) was adopted by the shareholders by a vote of 6,663,938 shares in favor and 778,925 shares against, with 153,344 shares abstaining.


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

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ HUNTER R. HOLLAR
   -----------------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: August 6, 1999





By: /s/ JAMES H. LANGMEAD
   -----------------------------------------------
    James H. Langmead
    Vice President and Treasurer


  Date: August 6, 1999