Form 10-Q
period 1999-09-30
SANDY SPRING BANCORP INC
filed 1999-11-05
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to


                        Commission File Number: O-19065
                                                -------

                          Sandy Spring Bancorp, Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)


              Maryland                              52-1532952
              --------                              ----------
       (State of incorporation)       (I.R.S. Employer Identification Number)


    17801 Georgia Avenue, Olney, Maryland      20832         301-774-6400
    ------------------------------------------------         ------------
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

    The number of shares of common stock outstanding as of October 26, 1999 is 9,626,090 shares.

                          SANDY SPRING BANCORP, INC.
                                     INDEX

                                                                                                 Page
-----------------------------------------------------------------------------------------------------
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 1999 and December 31, 1998...................     1

     Consolidated Statements of Income for the Three and Nine Month Periods
       Ended September 30, 1999 and 1998.......................................................     2

     Consolidated Statements of Cash Flows for the
       Nine Month Periods Ended September 30, 1999 and 1998....................................     3

     Consolidated Statements of Changes in Stockholders' Equity for
       the Nine Month Periods Ended September 30, 1999 and 1998................................     5

     Notes to Consolidated Financial Statements................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................    15

PART II - OTHER INFORMATION

Item 5.  Other Information.....................................................................    15

Item 6. Exhibits and Reports on Form 8-K.......................................................    17

SIGNATURES.....................................................................................    18

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)                                         September 30,        December
                                                                                        30, 1999           31, 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                           $   39,874          $   43,616

  Federal funds sold                                                                     4,369               4,582

  Interest-bearing deposits with banks                                                   4,015               1,434

  Residential mortgage loans held for sale                                               2,214              12,832

  Investments available-for-sale (at fair value)                                       539,711             539,642

  Investments held-to-maturity -- fair value of $91,241 (1999) and
     $55,764 (1998)                                                                     95,584              55,457

  Other equity securities                                                               16,705              18,480

  Total Loans (net of unearned income)                                                 774,326             624,412

    Less: Allowance for credit losses                                                   (7,937)             (7,350)
                                                                                    ----------          ----------
       Net loans                                                                       766,389             617,062

  Premises and equipment, net                                                           29,777              27,920

  Accrued interest receivable                                                           12,267              11,719

  Other real estate owned                                                                  139                   0

  Other assets                                                                          35,970              10,727
                                                                                    ----------          ----------
     TOTAL ASSETS                                                                   $1,547,014          $1,343,471

LIABILITIES

  Noninterest-bearing deposits                                                      $  207,764          $  185,900

  Interest-bearing deposits                                                            959,408             768,671
                                                                                    ----------          ----------
      Total deposits                                                                 1,167,172             954,571

  Short-term borrowings                                                                221,026             257,026

  Long-term borrowings                                                                  38,120              14,366

  Accrued interest and other liabilities                                                10,704               6,571
                                                                                    ----------          ----------
      TOTAL LIABILITIES                                                              1,437,022           1,232,534

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
      and outstanding 9,626,090 (1999) and 9,586,021 (1998)                              9,626               9,586

  Surplus                                                                               23,928              22,913

  Retained earnings                                                                     84,305              76,305

  Accumulated other comprehensive income (loss)                                         (7,867)              2,133
                                                                                    ----------          ----------
      TOTAL STOCKHOLDERS' EQUITY                                                       109,992             110,937
                                                                                    ----------          ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,547,014          $1,343,471
                                                                                    ==========          ==========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                  September 30,
                                                                --------------------------    -------------------------
                                                                 1999               1998        1999           1998
------------------------------------------------------------------------------------------    -------------------------
  Interest Income:

   Interest and fees on loans                                  $14,774            $13,312        $42,135     $39,079

   Interest on loans held for sale                                  82                149            320         503

   Interest on deposits with banks                                  23                 14            148          63

   Interest and dividends on securities:

    Taxable                                                      6,466              7,030         20,108      18,688

     Exempt from federal income taxes                            1,624              1,084          4,632       3,227

   Interest on federal funds sold                                  154                293            549         831
                                                               --------------------------     ----------------------
     TOTAL INTEREST INCOME                                      23,123             21,882         67,892      62,391

  Interest Expense:

   Interest on deposits                                          6,728              7,589         20,320      21,729

   Interest on short-term borrowings                             2,737              2,218          8,430       5,774

   Interest on long-term borrowings                                447                354            993       1,053
                                                               --------------------------     ----------------------
      TOTAL INTEREST EXPENSE                                     9,912             10,161         29,743      28,556
                                                               --------------------------     ----------------------
NET INTEREST INCOME                                             13,211             11,721         38,149      33,835

Provision for Credit Losses                                        266                  0            741         542
                                                               --------------------------     ----------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                             12,945             11,721         37,408      33,293

Noninterest Income:

   Securities gains                                                 88                166             32         575

   Service charges on deposit accounts                           1,141              1,019          3,276       2,947

   Gains on mortgage sales                                         335                593          1,557       1,876

   Trust income                                                    418                349          1,159       1,045

   Other income                                                  1,122                872          2,985       2,409
                                                               --------------------------     ----------------------
      TOTAL NONINTEREST INCOME                                   3,104              2,999          9,009       8,852

Noninterest Expenses:

   Salaries and employee benefits                                5,644              5,122         16,362      14,515

   Occupancy expense of premises                                   778                705          2,166       2,081

   Equipment expenses                                              662                843          1,903       2,162

   Marketing                                                       300                143          1,108         722

   Outside data services                                           474                369          1,399       1,102

   Other expenses                                                1,648              1,542          5,046       4,497
                                                               --------------------------     ----------------------
      TOTAL NONINTEREST EXPENSES                                 9,506              8,724         27,984      25,079
                                                               --------------------------     ----------------------
   Income Before Income Taxes                                    6,543              5,996         18,433      17,066

   Income Tax Expense                                            1,829              1,707          5,061       5,042
                                                               --------------------------     ----------------------
   NET INCOME                                                  $ 4,714            $ 4,289        $13,372     $12,024
                                                               ==========================     ======================

   Basic Net Income Per Share*                                 $  0.49            $  0.45        $  1.39     $  1.25

   Diluted Net Income Per Share*                                  0.49               0.44           1.39        1.24

   Dividends Declared Per Share*                                  0.19               0.17           0.56        0.45

*Per share data have been adjusted to give retroactive effect to a 2-for-1 stock split declared on January 28, 1998.
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              -------------------------
                                                                                                   1999          1998
-----------------------------------------------------------------------------------------------------------------------
  Cash Flows from Operating Activities:
   Net Income                                                                                   $  13,372     $  12,024
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                  1,857         2,106
     Provision for credit losses                                                                      741           542
     Deferred income taxes                                                                           (358)           59
     Origination of loans held for sale                                                          (115,263)     (145,939)
     Proceeds from sales of loans held for sale                                                   127,438       143,404
     Gains on sales of loans held for sale                                                         (1,557)       (1,876)
     Purchases of trading securities                                                                    0        (9,376)
     Proceeds from sales of trading securities                                                          0          9,388
     Securities gains                                                                                 (32)         (575)
     Net change in:
      Accrued interest receivable                                                                    (548)       (2,097)
      Accrued income taxes                                                                            130        (1,072)
      Other accrued expenses                                                                        4,003         1,625
      Other assets                                                                                (25,163)        3,860
     Other - net                                                                                    6,146          (769)
                                                                                                ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    10,766        11,305
  Cash Flows from Investing Activities:
   Net increase in interest-bearing deposits with banks                                            (2,581)         (180)
   Purchases of investments held-to-maturity                                                      (43,744)       (3,088)
   Purchases of other equity securities                                                            (4,447)       (4,486)
   Purchases of investments available-for-sale                                                   (303,902)     (445,110)
   Proceeds from sales of investments available-for-sale                                           54,104        14,981
   Proceeds from maturities, calls and principal payments of investments held-to-maturity           3,598        18,951
   Proceeds from maturities, calls and principal payments of investments available-for-sale       233,492       349,721
   Redemption of Federal Home Loan Bank of Atlanta stock                                            6,222         3,324
   Net (purchases)/proceeds from disposition of other real estate owned                               (90)          479
   Net increase in loans receivable                                                              (116,962)      (51,786)
   Purchases of loans                                                                             (33,014)            0
   Expenditures for premises and equipment                                                         (3,435)       (1,519)
                                                                                                ---------     ---------
     NET CASH USED BY INVESTING ACTIVITIES                                                       (210,759)     (118,713)
 Cash Flows from Financing Activities:
  Net increase in demand and savings accounts                                                     157,703        12,067
  Net increase in time and other deposits                                                          54,898        48,850
  Net increase (decrease) in short-term borrowings                                                (47,200)       42,127
  Proceeds from long-term borrowings                                                               35,000        11,000
  Retirement of long-term borrowings                                                                  (46)          (19)
  Common stock purchased and retired                                                                 (832)       (5,164)
  Proceeds from issuance of common stock                                                            1,887         1,955
  Dividends paid                                                                                   (5,372)       (4,337)
                                                                                                ---------     ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    196,038       106,479
                                                                                                ---------     ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (3,955)         (929)
 Cash and Cash Equivalents at Beginning of Period                                                  48,198        48,680
                                                                                                ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                    $  44,243     $  47,751
                                                                                                =========     =========

Cont'd

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:

 Interest payments                                                                    $  29,410     $  28,072

 Income tax payments                                                                      4,771         6,534

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                             62           393

 Reclassification of borrowings from long-term to short-term                             11,200           200


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                                              Accum-
                                                                                                              ulated
                                                                                                              Other
                                                                                                              Compre-     TOTAL
                                                                                                              hensive     STOCK-
                                                       Common                                  Retained       Income      HOLDERS'
                                                       Stock                 Surplus           Earnings       (loss)      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
  BALANCES AT JANUARY 1, 1999                            $9,586               $22,913          $76,305       $  2,133     $110,937

  Comprehensive Income:

  Net income                                                                                    13,372                      13,372

   Other comprehensive income (loss),  net
    of tax and reclassification adjustment                                                                    (10,000)     (10,000)
                                                                                                                          --------
   Total comprehensive income                                                                                                3,372

 Cash dividends - $0.56 per share                                                               (5,372)                     (5,372)

 Common stock issued pursuant  to:

   Incentive stock option plan - 1,165                        1                    28                                           29
    shares
   Dividend reinvestment and stock
    purchase plan - 68,433 shares                            68                 1,790                                        1,858

  Stock repurchases - 29,529 shares                         (29)                 (803)                                        (832)
                                                         ------               -------          -------       --------     --------
  BALANCES AT SEPT. 30, 1999                             $9,626               $23,928          $84,305       $ (7,867)    $109,992
                                                         ======               =======          =======       ========     ========

  BALANCES AT JANUARY 1, 1998                            $4,862               $31,695          $66,261       $  1,857     $104,675

  Increase in beginning shares as a
   result of 2-for-1 stock split in the
   form of a stock dividend                               4,863                (4,863)                                           0


  Comprehensive Income:
   Net income                                                                                   12,024                      12,024

   Other comprehensive income, net of tax
    and reclassification adjustment                                                                             1,458        1,458
                                                                                                                          --------
  Total comprehensive income                                                                                                13,482

 Cash dividends*- $0.45 per share                                                               (4,337)                     (4,337)

 Common stock issued pursuant to:

  Incentive stock option plan - 4,502
    shares                                                    5                    43                                           48

  Dividend reinvestment and stock
    purchase plan - 57,723 shares                            58                 1,799                                        1,857


Stock repurchases - 178,679 shares                         (179)               (4,985)                                      (5,164)
Exercise of warrants of pooled bank   -
 7,510 shares                                                 7                    43                                           50
                                                         ------               -------          -------       --------     --------
 BALANCES AT SEPT. 30, 1998                              $9,616               $23,732          $73,948       $  3,315     $110,611
                                                         ======               =======          =======       ========     ========


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

NOTE 4 - ACQUISITION

     On September 24, 1999, Sandy Spring National Bank of Maryland (the "Bank"), Olney, Maryland, completed the acquisition of certain loans, fixed assets, and leasehold improvements, and the assumption of certain deposit liabilities and lease obligations, relating to seven branches of Mellon Bank (MD), NA ("Mellon"). Five of the acquired branches are in Montgomery County, Maryland, one is in Anne Arundel County, Maryland, and one is in Fairfax County, Virginia. The acquisition was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board Opinion No. 16 "Accounting for Business Combinations" and accordingly the results of operations of the acquired branches were included in the Company's consolidated financial statements beginning on September 24, 1999. Under the purchase method, the assets acquired and liabilities assumed were recorded at their fair values, and the difference in the net fair value, adjusted for costs of the acquisition, was recorded as goodwill. The acquisition resulted in recognition of a loan premium of approximately $0.7 million (to be amortized into interest income over six years), a deposit premium of approximately $4.0 million (to be amortized into interest expense over 4 years), and goodwill of approximately $17.4 million (to be amortized into noninterest expenses over 10 years). Reflecting these purchase accounting adjustments, the fair value of the loans acquired was approximately $33.9 million, and the fair value of the deposits assumed was approximately $216.4 million. Capitalized direct acquisition costs, totaling $155,000 through September 30, 1999, will be included in goodwill once all such costs have been incurred. These costs, principally related to legal, financial and other professional fees, were temporarily classified as prepaid expenses in other assets on the balance sheet at September 30, 1999.

NOTE 5 - PER SHARE DATA

     The calculations of net income per common share for the periods ended September 30 were as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options. Data in the table has been adjusted to give retroactive effect to a 2 for 1 stock split declared on January 28, 1998.


(Dollars and amounts in thousands, except                                      Three Months Ended    Nine Months Ended
  per share data)                                                                September 30,         September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                               1999        1998          1999       1998
                                                                               ----        ----          ----       ----
 Basic:
  Net income applicable to common stock                                        $4,714      $4,289       $13,372    $12,024
  Average common shares outstanding                                             9,606       9,628         9,593      9,647
  Basic net income per share                                                   $ 0.49      $ 0.45       $  1.39    $  1.25
                                                                               ===========================================
 Diluted:
  Net income applicable to common stock                                        $4,714      $4,289       $13,372    $12,024

  Average common shares outstanding                                             9,606       9,628         9,593      9,647
  Stock option adjustment                                                          33          50            37         50
  Warrant stock adjustment                                                          0           0             0          1
                                                                               -------------------------------------------
    Diluted average common shares outstanding                                   9,639       9,678         9,630      9,698
  Diluted net income per share                                                 $ 0.49      $ 0.44       $  1.39    $  1.24
                                                                               ===========================================

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

THE COMPANY

     The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland and in Fairfax County, Virginia, together with a mortgage banking company and an insurance agency. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

     The Company's total assets were $1,547,014,000 at September 30, 1999, compared to $1,343,471,000 at December 31, 1998, increasing $203,543,000 or
15.2% during the first nine months of 1999. Earning assets increased $180,085,000 or 14.3% to $1,436,924,000 at September 30, 1999, from
$1,256,839,000 at December 31, 1998. The Mellon Bank transaction, consummated on September 24, 1999, added approximately $218,000,000 to total assets and approximately $199,000,000 to earning assets.

     Total loans rose 24.0% or $149,914,000 during the first nine months of 1999 to $774,326,000. The Mellon Bank transaction was responsible for approximately $33,900,000 of the growth in total loans. Consumer loans rose 63.7% or $30,926,000 due largely to growth in marine loan financings. Mortgage loans increased 25.7% or $109,002,000. The rise in mortgages reflected growth in home equity lines and loans, up $26,894,000 due primarily to the Mellon Bank transaction, commercial mortgages, up $28,805,000, and residential mortgages, up $53,303,000 including $33,014,000 in purchased loans. Commercial loans increased 15.7% or $12,472,000 with the majority resulting from the Mellon Bank transaction. Over the same period, construction loans decreased 3.5% or $2,486,000 as a small increase in commercial construction credits was more than offset by the decrease in residential construction credits. Also, residential mortgage loans held for sale decreased by 82.7% or $10,618,000 from December 31, 1998 to $2,214,000 at September 30, 1999.

     The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $38,421,000 or 6.3% from December 31, 1998 to September 30, 1999, due to a $40,127,000 or 72.4% increase in held-to-maturity securities. The increase in the held-to-maturity portfolio was attributable in large part to growth in municipal securities undertaken because they bear attractive tax-equivalent yields. During this period, core deposit growth exceeded the funding requirements for loans. Most of the proceeds from the Mellon Bank transaction were invested in available-for-sale agency securities. The substantial increase in other assets was related to approximately $17,400,000 of goodwill from the Mellon Bank transaction and to deferred tax assets associated with the net unrealized loss on securities available-for-sale recorded at September 30, 1999 versus deferred tax liabilities on the net unrealized gain recorded at December 31, 1998.

     Total deposits were over $1 billion ($1,167,172,000) for the first time at September 30, 1999, increasing $212,601,000 or 22.3% from $954,571,000 at
December 31, 1998. The Mellon Bank transaction provided deposits totaling approximately $216,000,000, with nearly half being money market deposits. Growth was achieved for noninterest-bearing demand deposits, up 11.8% or $21,864,000 (with approximately $16,700,000 of the overall increase attributable to the Mellon Bank transaction). Commercial and small business checking recorded the greatest increases. Interest-bearing deposits increased $190,737,000 or 24.8%, with virtually all of the total increase resulting from the Mellon Bank transaction. Categories rising the most were money market savings (up 71.7%) and time deposits of $100,000 or more (up 36.5%). The 4.5% or $12,246,000 decline in total borrowings reflected a decrease in short-term Federal Home Bank of Atlanta
(FHLB) advances (down 25.1%), which more than offset increases in long-term FHLB advances (up 166.2%) and short-term repurchase agreements (up 20.2%). Repurchase agreements are borrowings related primarily to cash management services for commercial clients.

Market Risk Management

     By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from September 30, 1999, the simulation analysis indicates that the Bank's net interest income would decline by 7% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 15%, as compared to a policy limit of 25%.

Liquidity

     The Bank's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totaled $61,730,000 or 4.0% of total assets at September 30, 1999. This represents a net liquidity position, which includes estimated potential cash outflows for deposits and borrowings, of $(18,750,000) or (1.2)% of total assets. The improvement in liquidity position compared to June 30, 1999, primarily reflects the increase in liquid available-for-sale securities related to the Mellon Bank transaction. Given external sources of liquidity available to the Company, investments available-for-sale not included as liquid assets in the computation above, and deposit growth, management believes the liquidity position is appropriate. The Company plans to increase liquid assets and has put in place additional borrowing facilities to cover its estimates of potential cash outflows that could occur as January 1, 2000 approaches.

Capital Management

     The Company recorded a total risk-based capital ratio of 12.13% at September 30, 1999, compared to 15.67% at December 31, 1998; a tier 1 risk-based capital ratio of 11.20%, compared to 14.58%; and a capital leverage ratio of 7.33%, compared to 8.50%. The effect of the Mellon Bank transaction was to decrease the Company's regulatory capital ratios since the goodwill acquired is a deduction from Tier 1 capital. However, capital adequacy, as measured by these ratios, continued to exceed regulatory requirements.

     Stockholders' equity totaled $109,992,000 at September 30, 1999, down 0.9% from $110,937,000 at December 31, 1998. This decline reflects the change in accumulated other comprehensive income, comprised of net unrealized gains and losses on available-for-sale securities, from $2,133,000 at December 31, 1998 to $(7,867,000) at September 30, 1999, a decrease of $10,000,000. Excluding accumulated other comprehensive income, stockholders' equity rose $9,055,000 or 8.3%. Internal capital generation (net income less dividends) provided $8,000,000 in additional equity during the first nine months of 1999, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.7% versus 9.4% for the year ended December 31, 1998.

     External capital formation, primarily from stock issuances under the dividend reinvestment and stock purchase plan, totaled $1,887,000 during the first nine months of 1999. Share repurchases amounted to $832,000 over the same period, for a net increase in stockholders' equity from these sources of $1,055,000.

     Dividends for the first nine months were $0.56 per share in 1999, compared to $0.45 per share in 1998, for dividend payout ratios of dividends declared per share to diluted net income per share of 40.29% in 1999 and 36.29% in 1998. The increase in the dividend payout ratio reflects the Board's desire to return a higher percentage of earnings to the shareholders.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income for the first nine months of the year rose $1,348,000 or 11.2% in 1999 over 1998, to $13,372,000 from $12,024,000. Diluted earnings per share for the first nine months were $1.39 in 1999, an increase of 12.1% over the $1.24 recorded for the first nine months of 1998. The annualized return on average assets for the first nine months of the year was 1.34% in 1999, compared to 1.38% in 1998. The annualized returns on average equity for the same nine month periods were 16.22% in 1999 and 15.14% in 1998.

Net Interest Income

     Net interest income for the first nine months of the year was $38,149,000 in 1999, an increase of 12.8% over $33,835,000 in 1998, reflecting a higher volume of average earning assets.

     For the first nine months, tax-equivalent interest income increased $5,633,000 or 8.6% in 1999, compared to 1998. Average earning assets rose 16.0% over the prior year period while the average yield earned on those assets decreased 51 basis points to 7.56% from 8.07%. Comparing the first nine months of 1999 versus 1998, average loans grew 15.8% to $669,477,000 (53.4% of average earning assets, versus virtually the same percentage a year ago), while the average yield on loans decreased 68 basis points to 8.47% from 9.15%. The $91,554,000 increase in average loans for the period was due mainly to increases in commercial and residential mortgages and consumer loans. All of the other major loan categories, except for home equity lines and loans, also increased, but less significantly. Average total securities increased 17.5% to $565,225,000 (45.1% of average earning assets, versus 44.5% a year ago) and recorded a 33 basis point decrease in average yield to 6.56% from 6.89%. Available-for-sale securities purchased under a leverage program were a major factor in the rise in securities.

     Interest expense for the first nine months increased $1,187,000 or 4.2%, due to 15.6% higher average interest-bearing liabilities against a 42 basis point decline in the average rate paid on those funds to 3.81% from 4.23%. Growth in average volume was achieved for all major categories of deposits. Total average deposits increased by $85,957,000 or 9.8%, resulting from a $30,869,000 or 20.6% increase in non interest-bearing deposits and a $55,088,000 or 7.6% increase in interest-bearing deposits. The deposits acquired in the branch acquisition had an immaterial effect on the averages for the first nine months of 1999, because the transaction was completed near the end of the period. Growth in Federal Home Loan Bank of Atlanta advances for leverage and repurchase agreements for commercial customers. accounted for a majority of the overall increase in interest-bearing liabilities.

Credit Risk Management

     During the first nine months of the year, the provision for credit losses was $741,000 in 1999, compared to $542,000 in 1998. Net charge-offs of $154,000 were recorded for the nine month period ended September 30, 1999, while there were net charge-offs of $111,000 for the same period a year earlier.

     The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, the year 2000 issue, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.03% of total loans at September 30, 1999 and 1.18% at December 31, 1998. Management believes the allowance for credit losses at September 30, 1999 was adequate.

     Nonperforming loans increased by $2,475,000 to $4,276,000 and total nonperforming assets increased by $2,614,000 to $4,415,000 from December 31, 1998 to September 30, 1999. Expressed as a percentage of total assets, nonperforming assets were 0.28% at September 30, 1999 compared to 0.13% at December 31, 1998. The allowance for credit losses represented 186% of nonperforming loans at September 30, 1999, compared to coverage of 408% at December 31, 1998. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $139,000 at September 30, 1999, compared to none owned at December 31, 1998. The balance of impaired loans was $191,000 at September 30, 1999, with reserves against those loans totaling $59,000, and $773,000 at December 31, 1998, with no reserves.

Noninterest Income and Expenses

     Noninterest income increased slightly by 1.8% or $157,000 during the nine months ended September 30, 1999, to $9,009,000 from $8,852,000 for the nine months ended September 30, 1998. Excluding significant non-operating items, the increase was 9.1% or $751,000 due primarily to increased transaction based service fees from higher transaction volumes and a larger customer base. Nearly 25% of the overall rise in noninterest income from operations was due to mutual fund and annuity product fees, up $177,000 or 44.4%. Gains on mortgage sales declined 17.0% or $319,000 due to higher interest rates. Non-operating items include gains and losses on sales of securities and other real estate owned. Most significantly, net gains on securities transactions for the first nine months of 1999 were $543,000 less than for the same period of 1998.

     For the nine months ended September 30, 1999, noninterest expenses increased 11.6%, or $2,905,000, to $27,984,000, from $25,079,000 in 1998. The
Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. The growth in noninterest expenses was due largely to a 12.7%, or $1,847,000, increase in salaries and employee benefits. The increase in salaries reflected higher compensation levels and growth in staff. Nearly half of the increase in benefit expenses was attributable to a rise in pension costs. Average full-time equivalent employees reached 438 during the first nine months of 1999 compared to 417 during the first nine months of 1998. Despite the increase in staff, the ratio of net income per average full-time-equivalent employee increased to $30,500 from $28,800. The other significant categories of increase were marketing expense, up $386,000 or 53.5% due primarily to image advertising on radio and cable television in 1999, outside data services, up $297,000 or 26.2%, and other expenses, up $549,000 or 12.2% reflecting growth of the Company. Occupancy expenses rose slightly by 4.1% while equipment expenses decreased by 12.0% or $259,000.

Income Taxes

     The effective tax rate for the first nine months of the year was 27.5% in 1999, compared to 29.5% in 1998, due in large part to the higher level of certain U.S. Government Agency obligations that are exempt from state income tax.

C. RESULTS OF OPERATIONS - THIRD QUARTER 1999 AND 1998

     Third quarter net income of $4,714,000 ($0.49 per share-diluted) in 1999 was $425,000 or 9.9% above net income of $4,289,000 ($0.44 per share-diluted) shown for the same quarter of 1998.

     Tax-equivalent net interest income rose 11.5% during the third quarter of 1999 compared to the like three month period of 1998, showing the positive effects of an 11.2% increase in the average earning asset base and an 8 basis point increase in net interest spread.

    The provision for credit losses for the September quarter was $266,000 in 1999 versus none in 1998. Net charge-offs for the September quarter were $29,000 in 1999 versus $87,000 in 1998.

    Noninterest income for the third quarter, excluding significant non-operating items, increased $195,000 or 6.9% in 1999, compared to 1998, due primarily to increased transaction based service fees. Gains on mortgage sales decreased by a greater percentage (43.5%) than in the year-to-date period.

    Noninterest expenses rose 9.0%, attributable largely to higher salary and marketing expenses.

    The third quarter effective tax rate was 28.0% in 1999 and 28.5% in 1998.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                          9 Months Ended        12 Months Ended
                                                                        September 30, 1999     December 31, 1998
----------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                  $7,350                $7,016
Provision for credit losses                                                            741                   552
Loan charge-offs:
  Real estate-mortgage                                                                 (75)                  (40)
  Real estate-construction                                                               0                     0
  Consumer                                                                            (131)                 (176)
  Commercial                                                                            (6)                 (119)
                                                                        ------------------     -----------------
    Total charge-offs                                                                 (212)                 (335)

Loan recoveries:
  Real estate-mortgage                                                                   0                     0
  Real estate-construction                                                               0                     0
  Consumer                                                                              30                    35
  Commercial                                                                            28                    82
                                                                        ------------------     -----------------
    Total recoveries                                                                    58                   117
                                                                        ------------------     -----------------
Net charge-offs                                                                       (154)                 (218)
                                                                        ------------------     -----------------
BALANCE, PERIOD END                                                                 $7,937                $7,350
                                                                        ==================     =================
Net charge-offs to average loans
  (annual basis)                                                                      0.03%                 0.04%
Allowance to total loans                                                              1.03%                 1.18%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                                              September 30,               December 31,
                                                                                  1999                       1998
--------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                                        $  381                     $  832
Loans 90 days past due                                                                    3,893                        965
Restructured loans                                                                            2                          4
                                                                              -----------------           ----------------
  Total Nonperforming Loans*                                                              4,276                      1,801
Other real estate owned                                                                     139                          0
                                                                              -----------------           ----------------
  TOTAL NONPERFORMING ASSETS                                                             $4,415                     $1,801
                                                                              =================           ================
Nonperforming assets to total assets                                                       0.28%                      0.13%
--------------------------------------------------------------------------------------------------------------------------

* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $5,200,000 at September 30, 1999, compared to $9,894,000 at December 31, 1998. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

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

     The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures that may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan that includes a timetable for making changes necessary to be able to provide services in the year 2000. That supplier has provided written assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners. The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Failures in these areas could impact the Company's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of the Company.

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

    Validation--During the validation phase, the Company tested systems and software for Y2K compliance in an effort to identify and correct any errors identified in the renovation phase. This phase has been completed.

    Implementation--In this phase all new and revised systems will be implemented, data exchange issues will be resolved, and back up and recovery plans will be developed. This phase has been substantially completed.

    Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company expects that its total cash outlay for Y2K compliance in 1999 and future years will be less than $1.0 million. This amount includes approximately $680,000 in costs of software and equipment upgrades or replacements and approximately $240,000 in consulting, legal, temporary staffing and other costs. Cash outlays totaled approximately $210,000 during the first nine months of 1999. The Company expects that the total effect on net income, after tax deductions, of these Y2K expenditures in 1999 and future years will be less than $550,000, and the effect on net income of these costs for the first nine months of 1999 was approximately $34,000. These amounts do not include allocations of the salary and other costs of the Company's regular personnel. The Company is funding Y2K expenditures through continuing operations.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

Branch Acquisition

    On September 24, 1999, Sandy Spring National Bank of Maryland (the "Bank"), completed the acquisition of certain loans, fixed assets, and leasehold improvements, and the assumption of certain deposit liabilities and lease obligations, relating to seven branches of Mellon Bank (MD), NA ("Mellon"). (See
Note 4 to the Consolidated Financial Statements.)

    The amount of consideration paid by the Bank in the transaction was determined by a bidding process, and was based upon, among other factors, the market value of deposits and loans and the book value of the other assets being transferred and liabilities being assumed. The acquisition is being accounted for under the purchase method of accounting, in accordance with Accounting Principles Board Opinion No. 16 "Accounting for Business Combinations" and accordingly the results of operations of the acquired branches were included in the company's consolidated financial statements beginning on September 24, 1999.

    The following two tables provide additional information on the deposit liabilities assumed and loans acquired. Information provided is as of September 30, 1999.

Deposit Liabilities Assumed (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Weighted
                                                                                                  Balance         Average Rate
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                                               $ 16,670                 0.00%
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing demand deposits                                                                    24,670                 1.72
-------------------------------------------------------------------------------------------------------------------------------
Regular savings and money market savings deposits                                                  108,808                 4.42
-------------------------------------------------------------------------------------------------------------------------------
Time deposits                                                                                       66,337                 4.82
-------------------------------------------------------------------------------------------------------------------------------
  Total Deposit Liabilities Assumed                                                               $216,485                 3.97%
-------------------------------------------------------------------------------------------------------------------------------

Loans Acquired (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Weighted
                                                                                                  Balance          Average Rate
-------------------------------------------------------------------------------------------------------------------------------
Consumer loans                                                                                    $ 2,335                 12.85%
-------------------------------------------------------------------------------------------------------------------------------
Home equity lines and loans                                                                        23,618                  8.21
-------------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                                                    7,904                  9.00
-------------------------------------------------------------------------------------------------------------------------------
  Total Loans Acquired                                                                            $33,857                  8.71%
-------------------------------------------------------------------------------------------------------------------------------

    The following unaudited pro forma consolidated balance sheet of Bancorp illustrates the effects of the acquisition of assets and assumption of liabilities in the branch acquisition and the related purchase accounting adjustments. The data for the acquired branch assets and liabilities are as of September 24, 1999 when the transaction was completed. The other balance sheet data are as of September 30, 1999. This unaudited pro forma balance sheet is provided for informational purposes only.

Unaudited Pro Forma Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                          Sandy Spring            Assets       Goodwill &
                                          Bancorp, Inc.         Acquired &       Loan &           Purchase         Sandy Spring
                                            without            Liabilities       Deposit         Accounting      Bancorp, Inc. with
                                          Acquisition           Assumed (1)     Premium (2)     Adjustments (3)     Acquisition
------------------------------------------------------------------------------------------------------------------------------------
  Assets
------------------------------------------------------------------------------------------------------------------------------------
  Cash & due from banks                     $   39,271            $    758                           $(155)          $   39,874
------------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold                             4,369                                                                    4,369
------------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing deposits                      4,015                                                                    4,015
------------------------------------------------------------------------------------------------------------------------------------
  Loans held for sale                            2,214                                                                    2,214
------------------------------------------------------------------------------------------------------------------------------------
  Securities available-for-sale                375,012             164,699                                              539,711
------------------------------------------------------------------------------------------------------------------------------------
  Other securities                             112,289                                                                  112,289
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Total loans                                  740,469              33,135            722                               774,326
------------------------------------------------------------------------------------------------------------------------------------
    Less: provision                             (7,937)                                                                  (7,937)
------------------------------------------------------------------------------------------------------------------------------------
      Net loans                                732,532              33,135            722                               766,389
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Premises & equipment                          28,370               1,407                                               29,777
------------------------------------------------------------------------------------------------------------------------------------
  Accrued interest receivable                   12,101                 166                                               12,267
------------------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                          139                                                                      139
------------------------------------------------------------------------------------------------------------------------------------
  Goodwill                                         645                             17,400                                18,045
------------------------------------------------------------------------------------------------------------------------------------
  Other assets                                  17,770                                                 155               17,925
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                              $1,328,727            $200,165        $18,122                            $1,547,014
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Liabilities & Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
  Deposits:
------------------------------------------------------------------------------------------------------------------------------------
   Interest free DDA                        $  191,094            $ 16,670                                           $  207,764
------------------------------------------------------------------------------------------------------------------------------------
   Interest-bearing DDA                        123,605              24,670                                              148,275
------------------------------------------------------------------------------------------------------------------------------------
   Savings & money market                      255,281             112,843        $(4,035)                              364,089
------------------------------------------------------------------------------------------------------------------------------------
   Time                                        380,707              66,337                                              447,044
------------------------------------------------------------------------------------------------------------------------------------
     Total Deposits                            950,687             220,520         (4,035)                            1,167,172
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Borrowings                                   259,146                                                                  259,146
------------------------------------------------------------------------------------------------------------------------------------
  Lease concession                                                   1,289                                                1,289
------------------------------------------------------------------------------------------------------------------------------------
  Other liabilities                              8,902                 513                                                9,415
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                          1,218,735             222,322         (4,035)                            1,437,022
------------------------------------------------------------------------------------------------------------------------------------
  STOCKHOLDERS' EQUITY                         109,992                                                                  109,992
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES &                       $1,328,727            $222,322        $(4,035)                           $1,547,014
  STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Notes to Unaudited Pro Forma Consolidated Balance Sheet
(1) Represents the assets acquired and liabilities assumed in the acquisition. Net cash received in the settlement of the transaction is shown as investments available-for-sale.
(2) Represents the tax-deductible loan premium of 8.97% of the principal amount of the loans transferred and a deposit premium of 8.70% of the deposits on September 24, 1999. The amount above the estimated fair value of loans and deposits is shown as goodwill.
(3) Represents the capitalized direct acquisition costs included in the cost of acquisition. These will be moved to goodwill once all such costs have been incurred.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

     No.   Exhibit
     ---   --------

     27    Financial Data Schedule

     (b) Reports on Form 8-K.

        1. Current Report on Form 8-K reporting, under Item 5, that Sandy Spring National Bank of Maryland had entered into a purchase and assumption agreement with Mellon Bank (MD) National Association dated as of July 21, 1999.

        2. Current Report on Form 8-K reporting, under Item 5, the consummation of the previously disclosed branch transaction on September 24, 1999.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 1999                 SANDY SPRING BANCORP, INC.
      ----------------                 --------------------------
                                             (Registrant)

                                       By: /s/ HUNTER R. HOLLAR
                                           --------------------
                                           Hunter R. Hollar
                                           President and Chief
                                           Executive Officer


Date: November 4, 1999                 By: /s/ JAMES H. LANGMEAD
      -----------------                    ---------------------
                                           James H. Langmead
                                           Vice President and Treasurer