Form 10-K405
period 1999-12-31
SANDY SPRING BANCORP INC
filed 2000-03-23
CIK 824410

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1999

                        Commission File Number  0-19065
                                                -------


                          SANDY SPRING BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                       52-1532952
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

17801 Georgia Avenue, Olney, Maryland                         20832
-----------------------------------------             ---------------------
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (301) 774-6400.

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
YES    X       NO
     -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of the 9,206,591 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 6, 2000 was approximately $181 million based on the closing sales price of $19.625 per share of the registrant's Common Stock on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 6, 2000, 9,619,975 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference

Parts I and II:  Portions of the Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18 , 2000 (the "Proxy Statement").

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

                                    PART I

ITEM 1.   BUSINESS

General

  Sandy Spring Bancorp, Inc. ("Bancorp") is the one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 30 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties in Maryland and in Fairfax County in Virginia.. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC").
The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

  The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation, a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Sandy Spring Mortgage Corporation, another wholly owned subsidiary of the Bank, offers residential construction and mortgage loan products. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Management believes the Bank is able to compete effectively in its primary market area.

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

  Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Bancorp or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of Bancorp or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Bancorp or the Bank.

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

  The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of Bancorp are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

  The Gramm Leach Bliley Act of 1999 (the "GLB Act") changed historical restrictions on the non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. (See "Competition," below.) In general, bank holding companies that qualify as financial holding companies under the GLB Act may engage in an expanded list of non-bank activities. The GLB Act also created a new regulatory framework by expanding the extent to which non-bank and financially related activities of bank holding companies, including companies that become financial holding companies under the GLB Act, are subject to regulation and oversight by regulators other than the Federal Reserve. Many of the changes in law enacted by the GLB Act became effective March 11, 2000, although some become effective at later dates.

  The Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

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

  Bank Regulation.  As a national bank, the Bank is subject to the primary
  ---------------
supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

  The OCC regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the BIF. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

  The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Bancorp and other affiliates, and on investments in their stock or other securities. These restrictions prevent Bancorp and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to Bancorp and as to any other affiliate to 10% of the Bank's capital and surplus and as to Bancorp and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

  The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the lowest assessment category for the first assessment period of 2000.

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

  In November 1999, Sandy Spring Capital Trust I, a statutory business trust and consolidated subsidiary of Bancorp, sold 1.4 million trust preferred securities having a liquidation price of $25 each for a total price of $35 million. These trust preferred securities meet the Federal Reserves regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. See note 10 to the Consolidated Financial Statements on page 34 of the Annual Report. Funds from the issuance of the trust preferred securities were used for general corporate purposes, including investment in subordinated debt of the Bank.

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

  Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 1999, and was not required to maintain such supplemental capital.

  The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1999, the Bank was well-capitalized as defined in the OCC's regulations.

  For information regarding Bancorp's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Management on page 18 of the Annual Report and "Note 21 - Regulatory Matters" of the Notes to the Consolidated Financial Statements on page 44 of the Annual Report.

Supervision and Regulation of Mortgage Banking Operations

  Bancorp's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Bancorp are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. Bancorp's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Bancorp's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

  Federal banking laws also authorize the federal banking agencies to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks expressly prohibits merger transactions involving out-of-state banks. The State of Maryland allows out-of-state financial institutions to merge with Maryland banks and to establish branches in Maryland, subject to certain limitations.

     The GLB Act permits the creation of a new type of regulated entity, the financial holding company, that can offer a broad range of financial products. These new financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take advantage of the new activities and provide a wider array of products. By removing historical restrictions on affiliations between banks and certain types of companies, the GLB Act expands the number of potential acquirors of existing banks and bank holding companies, and makes it possible for bank holding companies to acquire new types of existing businesses.

Employees

  As of January 31, 2000, Bancorp and the Bank employed 512 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Bancorp's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of Bancorp and the Bank consider their employee relations to be excellent.

Executive Officers

  The following table sets forth information regarding the executive officers of Bancorp and the Bank who are not directors.

Name                         Age (1)       Principal Position(s)
----                         -------       ---------------------
James R. Farmer                  48        Senior Vice President of the Bank

Ronald E. Kuykendall             47        Vice President and Secretary of Bancorp and
                                           Senior Vice President and General Counsel of the Bank

James H. Langmead                50        Vice President and Treasurer of Bancorp and
                                           Executive Vice President and Chief Financial Officer of the Bank

Lawrence T. Lewis                51        Executive Vice President of the Bank

Stanley L. Merson                43        President, Sandy Spring Mortgage Corporation and
                                           Senior Vice President of the Bank

Frank H. Small                   53        Executive Vice President of the Bank

Sara E. Watkins                  43        Senior Vice President of the Bank

--------------------
(1) At March 22, 2000.

  The principal occupation(s) and business experience of each executive officer who is not a director for the last five years are set forth below.

  James R. Farmer became a Senior Vice President of the Bank in 1994. Prior to that, Mr. Farmer was Vice President of the Bank. Mr. Farmer has been employed by the Bank since 1979.

  Ronald E. Kuykendall became Vice President and Secretary of Bancorp and Senior Vice President and General Counsel of the Bank in January 2000. Before joining the Bank, Mr. Kuykendall was Associate General Counsel, Crestar Financial Corporation from 1998 to 1999, Senior Corporate Counsel, First Union Corporation in 1997 and, prior to that, Senior Corporate Counsel, Signet Banking Corporation.

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

Tabular Financial Information

  Loan Maturity Table. The following table sets forth information as of December 31, 1999, regarding the loan maturities and interest rate sensitivity for real estate-construction and commercial loans (dollars in thousands).

                                              Years
                              --------------------------------------
                              1 or Less  Over 1-5  Over 5    Total
                              ---------  --------  -------  --------

Real Estate - Construction..   $ 74,490   $ 2,487   $    0  $ 76,977
Commercial..................     56,026    30,425    6,223    92,674
                               --------   -------   ------  --------
  Total.....................   $130,516   $32,912   $6,223  $169,651
                               ========   =======   ======  ========

Rate Terms:
  Fixed.....................   $ 37,587   $30,301   $6,223  $ 74,111
  Variable or adjustable....     92,929     2,611        0    95,540
                               --------   -------   ------  --------
    Total...................   $130,516   $32,912   $6,223  $169,651
                               ========   =======   ======  ========

  Credit Loss Allowance Table. The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category (dollars in thousands).

                                                                        December 31
                         ------------------------------------------------------------------------------------------------------
                                 1999                 1998                 1997                1996                 1995
                         ------------------   ------------------   ------------------   ------------------   ------------------
                          Amount  Loan Mix     Amount  Loan Mix     Amount  Loan Mix     Amount  Loan Mix     Amount  Loan Mix
                         ------------------   ------------------   ------------------   ------------------   ------------------
Amount applicable to:
 Real estate--mortgage    $  766     57%       $1,095     58%       $1,213     58%       $  425     60%       $  512     61%
 Real estate--               331      9           210     12           224     11           745      9            10      9
  construction
 Consumer                    335     22           201     18           215     18           193     18           181     18
 Commercial                  637     12           706     12           774     13         1,015     13           907     12
 Unallocated               6,162                5,138                4,590                4,013                4,987
                          ------               ------               ------               ------               ------
 Total allowance for      $8,231               $7,350               $7,016               $6,391               $6,597
  Credit losses           ======               ======               ======               ======               ======

  The Company's policies and practices regarding the allowance for credit losses, including factors regularly analyzed by management in evaluating the sufficiency of the allowance, are disclosed in the discussion of Credit Risk Management on pages 19 and 20 in Notes 1 and 6 of the Notes to the Consolidated Financial Statements beginning on page 28 of the Annual Report. (See also the discussion of loan portfolio composition and trends on pages 16 and 17 of the Annual Report.) The amount of unallocated allowance for credit losses increased to 74.9% of the total allowance at December 31, 1999, from 69.9% a year earlier. The percentage was 65.4% at December 31, 1997. The size of the unallocated reserve at December 31, 1999 reflects management's assessment of actual loss residing in the loan portfolio which has not been specifically attributed to any category of loans.

  The tabular financial information set forth on pages 9 through 23 of the Annual Report is incorporated herein by reference.

ITEM 2.   DESCRIPTION OF PROPERTY

  Page 7 of the Annual Report (listing executive and community offices) is hereby incorporated by reference.

ITEM 3.   LEGAL PROCEEDINGS

  Note 18 on page 40 of the Annual Report ("Litigation") is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1999, through solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

  The sections titled "Recent Stock Prices and Dividends" and "Quarterly Stock Information" on page 9 of the Annual Report is hereby incorporated by reference.

  For information regarding regulatory restrictions on the Bank's and, therefore, Bancorp's payment of dividends, see Note 11 -- "Stockholders' Equity" on page 35 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

  The table titled "Historical Trends in Financial Data 1995 - 1999" on page 11 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pages 10 through 23 of the Annual Report are hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The section titled "Market Risk Management" on pages 21 and 22 of the Annual Report is hereby incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Pages 24 through 46 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and nominees for directors of Bancorp and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Election of Directors -- Information as to Nominees and Continuing Directors" on pages 3 through 5 of the Proxy Statement, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the Proxy Statement, and is hereby incorporated by reference.

  Information concerning the executive officers of Bancorp is included under the caption titled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding the compensation of Bancorp's directors and executive officers is included under the captions "Corporate Governance and Other Matters," "Executive Compensation," "Report of the Human Resources Committee," and "Stock Performance Comparisons" on pages 4 through 13 of the Proxy Statement, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding beneficial ownership of Bancorp's common stock by certain beneficial owners and directors and executive officers of Bancorp is
included under the caption "Stock Ownership of Management" on page   of the
Proxy Statement and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions with management is included under the caption "Transactions and Relationships with Management" on page 2 of the Proxy Statement and is hereby incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Bancorp included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:

        Consolidated Balance Sheets at December 31, 1998 and 1999

        Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997,

        1998 and 1999

        Notes to the Consolidated Financial Statements

        Report of Independent Auditors

  All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

  The following exhibits are filed as a part of this report:

Exhibit No.       Description                                          Incorporated by Reference to:
-----------------------------------------------------------------------------------------------------------------
3(a)              Articles of Incorporation of Sandy Spring            Exhibit 3.1 to Form 10-Q for the Quarter
                  Bancorp, Inc., as Amended                            ended June 30, 1996, SEC File No. 0-19065.

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

10(c)*            Sandy Spring Bancorp, Inc. 1992 Stock Option Plan    Exhibit 10(i) to Form 10-K for the year
                                                                       ended December 31, 1991, SEC File No.
                                                                       0-19065.

10(d)*            Sandy Spring Bancorp, Inc. Amended and Restated      Exhibit 4 to Registration Statement on Form
                  Stock Option Plan for Employees of Annapolis         S-8, Registration Statement No. 333-11049.
                  Bancshares, Inc.

10(e)*            Sandy Spring Bancorp, Inc. 1999 Stock Option Plan    Exhibit 4 to Registration Statement on Form
                                                                       S-8, Registration Statement No. 333-81249.

10(f)*            Sandy Spring National Bank of Maryland Executive     Exhibit 10(g) to Form 10-K for the year
                  Health Insurance Plan                                ended December 31, 1991, SEC File No.
                                                                       0-19065.

10(g)*            Sandy Spring National Bank of Maryland Executive     Exhibit 10(k) to Form 10-K for the year
                  Health Expense Reimbursement Plan                    ended December 31, 1991, SEC File No.
                                                                       0-19065.

10(h)*            Form of Director Fee Deferral Agreement,             Exhibit 10(b) to Form 10-Q for the Quarter
                  August 26, 1997                                      ended September 30, 1997, SEC File No.
                                                                       0-19065.

Exhibit No.       Description                                          Incorporated by Reference to:
-----------------------------------------------------------------------------------------------------------------
10(i)*            Supplemental Executive Retirement Agreement by       Exhibit 10(c) to Form 10-Q for the Quarter
                  and Between Sandy Spring National Bank of            ended September 30, 1997, SEC File No.
                  Maryland and Hunter R. Hollar                        0-19065.

10(j)*            Form of Supplemental Executive Retirement            Exhibit 10(d) to Form 10-Q for the Quarter
                  Agreement by and between Sandy Spring National       ended September 30, 1997, SEC File No.
                  Bank of Maryland and each of James H. Langmead,      0-19065.
                  Lawrence T. Lewis, Stanley L. Merson, Frank H.
                  Small, and Sara E. Watkins

10(k)*            Employment Agreement by and among Sandy Spring       Exhibit 10(e) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and Hunter H. Hollar                       0-19065.

10(l)*            Employment Agreement by and among Sandy Spring       Exhibit 10(f) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and James H. Langmead                      0-19065.

10(m)*            Employment Agreement by and among Sandy Spring       Exhibit 10(g) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and Lawrence T. Lewis                      0-19065.

10(n)*            Employment Agreement by and among Sandy Spring       Exhibit 10(h) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and Stanley L. Merson                      0-19065.

10(o)*            Employment Agreement by and among Sandy Spring       Exhibit 10(i) to Form 10-Q for the Quarter
                  Bancorp, Inc., Sandy Spring National Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and Frank H. Small                         0-19065.

10(p)*            Employment Agreement by and among Sandy Spring       Exhibit 10(o) to Form 10-K for the year
                  Bancorp, Inc., Sandy Spring National Bank of         ended December 31, 1998, SEC File No.
                  Maryland, and Sara E. Watkins                        0-19065.

13                1999 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Independent Auditors

24                Power of Attorney

27                Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement filed pursuant to
  Item 14(c) of this Report.

(b) No Current Reports on Form 8-K were filed during the three-month period ended December 31, 1999.

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



SANDY SPRING BANCORP, INC.
(Registrant)


By: /s/ Hunter R. Hollar
    --------------------
    Hunter R. Hollar
    President and
    Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 2000.

Principal Executive Officer and                  Principal Financial and
Director:                                        Accounting Officer:


/s/ Hunter R. Hollar                             /s/ James H. Langmead
--------------------                             ---------------------
Hunter R. Hollar                                 James H. Langmead
President and Chief Executive Officer            Vice President and Treasurer


  A majority of the directors of Bancorp executed a power of attorney appointing Theresa A. Cornish as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1999. This report has been signed below by such attorney-in-fact as of March 22, 2000.

Signature                                Title
---------                                -----

/s/ John Chirtea                              Director
-----------------------------
John Chirtea

/s/ Susan D. Goff                             Director
-----------------------------
Susan D. Goff

/s/ Solomon Graham                            Director
-----------------------------
Solomon Graham

/s/ Gilbert L. Hardesty                       Director
-----------------------------
Gilbert L. Hardesty

/s/ Joyce R. Hawkins                          Director
-----------------------------
Joyce R. Hawkins

/s/ Thomas O. Keech                           Director
-----------------------------
Thomas O. Keech

/s/ Charles F. Mess                           Director
-----------------------------
Charles F. Mess

                                              Director
-----------------------------
Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.                   Director
-----------------------------
Robert L. Orndorff, Jr.

/s/ David E. Rippeon                          Director
-----------------------------
David E. Rippeon

/s/ Lewis R. Schumann                         Director
-----------------------------
Lewis R. Schumann

/s/ W. Drew Stabler                           Chairman of the Board,
-----------------------------                 Director
W. Drew Stabler



                                    By: /s/ Theresa A. Cornish
                                        ------------------------------------
                                        Attorney-in-Fact for Majority of the
                                        Directors of Bancorp