Form 10-Q
period 2000-03-31
SANDY SPRING BANCORP INC
filed 2000-05-10
CIK 824410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                      OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE


For the transition period from____________________ to ______________________


Commission File Number: O-19065
                        -------


                          Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         Maryland                                   52-1532952
  ------------------------            -------------------------------------
 (State of incorporation)             (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland     20832        301-774-6400
   -------------------------------------     -----        ------------
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

YES    X      NO_____
    -------

         The number of shares of common stock outstanding as of April 24, 2000 is 9,584,818 shares.

                          SANDY SPRING BANCORP, INC.

                                     INDEX

                                                                                          Page
---------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets at

         March 31, 2000 and December 31, 1999...........................................      1

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2000 and 1999....................................      2

         Consolidated Statements of Cash Flows for

         the Three Month Periods Ended March 31, 2000 and 1999..........................      3

         Consolidated Statements of Changes in Stockholders' Equity for the
         Three month Periods Ended March 31, 2000 and 1999 .............................      5

         Notes to Consolidated Financial Statements.....................................      6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................      7

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................     11

  SIGNATURES............................................................................     12

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                                                  March 31,             December 31,
                                                                                                    2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                        $   37,752              $   44,701

  Federal funds sold                                                                                 16,293                   5,518

  Interest-bearing deposits with banks                                                                1,904                   3,701

  Residential mortgage loans held for sale                                                              959                   1,822

  Investments available-for-sale (at fair value)                                                    511,482                 508,715

  Investments held-to-maturity -- fair value of $104,188 (2000) and
     $99,189 (1999)                                                                                 108,934                 105,117

  Other equity securities                                                                            10,087                  16,207

  Total Loans                                                                                       855,748                 826,125

    Less: Allowance for credit losses                                                                (8,400)                 (8,231)
                                                                                                 ----------              ----------

       Net loans                                                                                    847,348                 817,894

  Premises and equipment, net                                                                        31,528                  32,023

  Accrued interest receivable                                                                        13,186                  12,765

  Other real estate owned                                                                               469                     163

  Goodwill and other intangible assets                                                               19,772                  20,479

  Other assets                                                                                       24,149                  22,176
                                                                                                 ----------              ----------

     TOTAL ASSETS                                                                                $1,623,863              $1,591,281
                                                                                                 ==========              ==========

LIABILITIES

  Noninterest-bearing deposits                                                                   $  216,085              $  206,462

  Interest-bearing deposits                                                                       1,003,555                 958,910
                                                                                                 ----------              ----------

      Total deposits                                                                              1,219,640               1,165,372

  Short-term borrowings                                                                             223,785                 238,976

  Guaranteed preferred beneficial interests in the Company's subordinated debentures                 35,000                  35,000

  Other long-term borrowings                                                                         29,456                  38,120

  Accrued interest payable and other liabilities                                                      5,481                   5,093
                                                                                                 ----------              ----------

      TOTAL LIABILITIES                                                                           1,513,362               1,482,561

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares
    issued and outstanding 9,598,853 (2000) and 9,647,975 (1999)                                      9,599                   9,648

  Surplus                                                                                            23,540                  24,476

  Retained earnings                                                                                  89,711                  86,620

  Accumulated other comprehensive loss
                                                                                                    (12,349)                (12,024)
                                                                                                 ----------              ----------
      TOTAL STOCKHOLDERS' EQUITY                                                                    110,501                 108,720
                                                                                                 ----------              ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $1,623,863              $1,591,281
                                                                                                 ==========              ==========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                                           Three Months Ended
                                                                               March 31,
                                                                     -------------------------------

                                                                          2000               1999
----------------------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                                                  $17,611        $13,362

 Interest on loans held for sale                                                  50            138

 Interest on deposits with banks                                                  48             75

 Interest and dividends on securities:

   Taxable                                                                     7,793          6,955

   Exempt from federal income taxes                                            1,892          1,442

Interest on federal funds sold                                                   198            203
                                                                     ---------------- --------------

     TOTAL INTEREST INCOME                                                    27,592         22,175

Interest Expense:

 Interest on deposits                                                          9,102          6,902

 Interest on short-term borrowings                                             3,127          3,082

 Interest on long-term borrowings                                              1,320             99
                                                                     ---------------- --------------

      TOTAL INTEREST EXPENSE                                                  13,549         10,083
                                                                     ---------------- --------------

NET INTEREST INCOME                                                           14,043         12,092

Provision for Credit Losses                                                      300            200
                                                                     ---------------- --------------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                           13,743         11,892

Noninterest Income:

 Securities (losses) gains                                                        (8)            18

 Service charges on deposit accounts                                           1,311          1,040

 Gains on mortgage sales                                                         169            625

 Trust department income                                                         409            364

 Gains on sales of premises and equipment                                      1,502              1

 Other income                                                                  1,363            878
                                                                     ---------------- --------------

      TOTAL NONINTEREST INCOME                                                 4,746          2,926

Noninterest Expenses:

 Salaries and employee benefits                                                5,662          5,182

 Occupancy expense of premises                                                 1,172            681

 Equipment expenses                                                              769            592

 Marketing                                                                       357            511

 Outside data services                                                           636            467

 Intangible asset amortization                                                   706             93

 Other expenses                                                                1,952          1,428
                                                                     ---------------- --------------

      TOTAL NONINTEREST EXPENSES                                              11,254          8,954
                                                                     ---------------- --------------

Income Before Income Taxes                                                     7,235          5,864

Income Tax Expense                                                             2,215          1,610
                                                                     ---------------- --------------

NET INCOME                                                                    $5,020         $4,254
                                                                     ================ ==============

Basic Net Income Per Share                                                     $0.52          $0.44

Diluted Net Income Per Share                                                    0.52           0.44

Dividends Declared Per Share                                                    0.20           0.18

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                       --------------------------------------------
                                                                                               2000                       1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                                           $5,020           $ 4,254

 Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                                       1,453               603
   Provision for credit losses                                                                           300               200
   Deferred income taxes                                                                                (442)             (234)
   Origination of loans held for sale                                                                (12,435)          (45,499)
   Proceeds from sales of loans held for sale                                                         13,467            52,728
   Gains on sales of loans held for sale                                                                (169)             (625)
   Securities losses (gains)                                                                               8               (18)
   Gains on sales of premises and equipment                                                           (1,502)               (1)
   Net change in:
     Accrued interest receivable                                                                        (421)             (248)
     Accrued income taxes                                                                              2,201             1,195
     Other accrued expenses                                                                           (3,168)           (2,535)
   Other - net                                                                                         (158)               711
                                                                                                  ----------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        4,154            10,531
Cash Flows from Investing Activities:
 Net (increase) decrease in interest-bearing deposits with banks                                       1,797             (164)
 Purchases of investments held-to-maturity                                                            (3,820)          (16,565)
 Purchases of other equity securities                                                                 (5,038)             (940)
 Purchases of investments available-for-sale                                                         (23,001)          (75,104)
 Proceeds from sales of investments available-for-sale                                                14,071            12,093
 Proceeds from maturities, calls and principal payments of investments                                     0             3,598
  held-to-maturity
 Proceeds from maturities, calls and principal payments of investments                                 5,643           107,745
  available-for-sale
 Redemption of Federal Home Loan Bank of Atlanta Stock                                                11,158                71
 Net increase in loans receivable                                                                    (29,929)          (21,004)
 Purchases of loans                                                                                        0           (12,037)
 Proceeds from sales of premises and equipment                                                         2,965                57
 Expenditures for premises and equipment                                                              (1,673)             (365)
                                                                                                  ----------------------------
     NET CASH USED BY INVESTING ACTIVITIES                                                           (27,827)           (2,615)

Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                                          49,047            12,330
 Net increase (decrease) in time and other deposits                                                    5,221            (2,722)
 Net decrease in short-term borrowings                                                               (15,291)          (32,474)
 Proceeds from long-term borrowings                                                                   26,436            35,000
 Retirement of long-term borrowings                                                                  (35,000)              (46)
 Common stock purchased and retired                                                                   (1,544)             (466)
 Proceeds from issuance of common stock                                                                  559               658
 Dividends paid                                                                                       (1,929)           (1,727)
                                                                                                  ----------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        27,499            10,553
                                                                                                  ----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              3,826            18,469
Cash and Cash Equivalents at Beginning of Quarter                                                     50,219            48,198
                                                                                                  ----------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                         $54,045           $66,667
                                                                                                  ============================

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures:
Interest payments

 Income tax payments                                               $13,816     $9,993

Noncash Investing Activities:                                           14         91

 Transfers from loans to other real estate owned                       300         62

 Reclassification of borrowings from long-term to short-term           100     11,100


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                       Accum-
                                                                                       ulated
                                                                                       Other
                                                                                       Compre-     TOTAL
                                                                                       hensive     STOCK-
                                          Common                        Retained       Income      HOLDERS'
                                           Stock          Surplus       Earnings       (loss)      EQUITY
-----------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2000               $9,648          $24,476        $86,620      $(12,024)    $108,720

Comprehensive Income:

Net income                                                                 5,020                      5,020
Other comprehensive loss,
    net of tax and reclassification
    adjustment                                                                            (325)        (325)
                                                                                                   --------

Total comprehensive income                                                                            4,695

Cash dividends - $0.20 per share                                          (1,929)                    (1,929)

Common stock issued pursuant  to:
  Dividend reinvestment and stock
    purchase plan - 26,687 shares             27              532                                       559

Stock repurchases - 75,809 shares            (76)          (1,468)                                   (1,544)
                                          ------         --------       --------     ---------     --------

BALANCES AT MARCH 31, 2000                $9,599          $23,540        $89,711      $(12,349)    $110,501
                                          ======         ========       ========     =========     ========

BALANCES AT JANUARY 1, 1999               $9,586          $22,913        $76,305      $  2,133     $110,937


Comprehensive Income:
   Net income                                                              4,254                      4,254
   Other comprehensive loss,
    net of tax and reclassification
    adjustment                                                                          (3,023)      (3,023)
                                                                                                    -------

Total comprehensive income                                                                            1,231

Cash dividends - $0.18 per share                                          (1,727)                    (1,727)

Common stock issued pursuant to:
   Incentive stock option plan - 332
    shares                                                      8                                         8
   Dividend reinvestment and stock
    purchase plan - 23,153 shares             23              627                                       650

Stock repurchases - 16,286 shares            (16)            (450)                                     (466)
                                          ------         --------       --------     ---------     --------
BALANCES AT MARCH 31, 1999                $9,593          $23,098        $78,832      $   (890)    $110,633
                                          ======         ========       ========     =========     ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 1999 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2000.

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

                                                         2000          1999
                                                         ----          ----
Basic:
    Net income available to common stockholders        $ 5,020        $ 4,254
    Average common shares outstanding                    9,633          9,582
    Basic net income per share                         $  0.52        $  0.44
                                                      -----------------------
Diluted:
    Net income available to common stockholders        $ 5,020        $ 4,254

    Average common shares outstanding                    9,633          9,582
    Stock option adjustment                                 28             41
                                                      -----------------------
        Average common shares outstanding - diluted      9,661          9,623
    Diluted net income per share                       $  0.52        $  0.44
                                                      =======================

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

THE COMPANY

          The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland and in Fairfax County, Virginia, together with an insurance agency. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking or nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

          The Company's total assets were $1,623,863,000 at March 31, 2000, compared to $1,591,281,000 at December 31, 1999, increasing $32,582,000 or 2.0%
during the first quarter of 2000. Earning assets increased $38,202,000 or 2.6% to $1,505,407,000 at March 31, 2000, from $1,467,205,000 at December 31, 1999.

          Total loans rose 3.6% or $29,623,000 during the first quarter of 2000 to $855,748,000. Of the major loan categories, consumer loans rose $16,770,000 (up 9.1%) due largely to growth in marine loan financings, mortgage loans increased $12,185,000 (up 2.6%) with the majority attributable to an increase in 1-4 family residential first mortgages, and commercial loans increased $1,995,000 (up 2.2%). Construction loans decreased $1,327,000 (down 1.7%) from the end of 1999 to first quarter-end 2000 reflecting a decline in residential construction loans. Also, residential mortgage loans held for sale decreased by $863,000 (down 47.4%) from December 31, 1999 to $959,000 at March 31, 2000.

          The investment portfolio increased slightly by $464,000 or 0.1% from December 31, 1999 to March 31, 2000, as small increases in available-for-sale and held-to-maturity securities were largely offset by a decline in other equity securities caused by the sale of excess Federal Home Loan Bank of Atlanta stock following a change in regulation. The aggregate of federal funds sold and interest-bearing deposits with banks nearly doubled, rising $8,978,000 during the quarter to $18,197,000 at March 31, 2000.

          Total deposits were $1,219,640,000 at March 31, 2000, increasing $54,268,000 or 4.7% from $1,165,372,000 at December 31, 1999. While all of the major categories of deposits rose, growth in interest-bearing demand deposits and money market savings accounts provided the majority of the overall increase. During this period, the increase in core deposits exceeded the amount of funds required to support the growth in total loans by more than $20,000,000. Total borrowings decreased by 7.6% or $23,855,000, reflecting the net effect of declines in federal funds purchased and short- and long-term advances from the Federal Home Loan Bank of Atlanta and an increase in repurchase agreements related primarily to commercial cash management services.

Market Risk Management

          By employing simulation analysis through use of a computer model, the Bank intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from

March 31, 2000, the simulation analysis indicates that the Bank's net interest income would decline by 9% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 12%, as compared to a policy limit of 25%.

Liquidity

          The Company's liquidity position is measured monthly, looking forward ninety days. Liquid assets, defined to include cash on hand, federal funds sold, interest-bearing deposits with banks, loans held for sale, investments held-to-maturity maturing within ninety days and investments available-for-sale maturing within one year, net of projected loan growth over the following ninety days, totaled $30,174,000 or 1.9% of total assets at March 31, 2000. This represents a liquidity position, net of estimated potential cash outflows for deposits and borrowings, of $(40,918,000) or (2.5)% of total assets. Given external sources of liquidity available to the Company, investments available-for-sale not included as liquid assets in the computations above, and budgeted deposit growth, management believes the liquidity position at March 31, 2000 is appropriate.

Capital Management

          The Company recorded a total risk-based capital ratio of 14.92% at March 31, 2000, compared to 15.23% at December 31, 1999; a tier 1 risk-based capital ratio of 14.06%, compared to 14.34%; and a capital leverage ratio of 8.66%, compared to 8.74%. Declines were attributable to asset growth and share repurchases. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2000 was appropriate.

          Stockholders' equity for March 31, 2000 totaled $110,501,000 (net of $12,349,000 reported for accumulated other comprehensive loss), representing an increase of 1.6% from $108,720,000 at December 31, 1999 (net of $12,024,000 reported for accumulated other comprehensive loss). The Company's accumulated other comprehensive loss category is comprised of net unrealized losses on available-for-sale securities. Internal capital generation (net income less dividends) provided $3,091,000 in additional equity during the first quarter of 2000, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 11.6% versus 9.4% for the year ended December 31, 1999. When the nonrecurring gain of $908,000, after tax, on the sale of a building during the first quarter of 2000 is excluded from net income, internal capital formation was $2,183,000 at a rate of 8.2%.

          External capital formation, primarily from stock issuances under the dividend reinvestment and stock purchase plan, totaled $559,000 during the first quarter of 2000. However, share repurchases amounted to $1,544,000 through March 31, 2000, for a net decrease in stockholders' equity from these sources of $985,000.

          First quarter dividends were $0.20 per share in 2000, compared to $0.18 per share in 1999, for dividend payout ratios of dividends declared per share to diluted net income per share of 38.46% and 40.91%, respectively.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          Net income for the first three months of the year rose $766,000 or 18.0% in 2000 over 1999, to $5,020,000 from $4,254,000. Diluted earnings per share for the first quarter were $0.52 in 2000 and $0.44 in 1999. The annualized return on average assets for the first three months of the year was 1.27% in 2000, compared to 1.30% in 1999. The annualized returns on average equity for the same three month periods were 18.90% and 15.54% in 2000 and 1999, respectively. Excluding significant non-operating items of noninterest income and expense, which include gains and losses on sales of securities, other real estate owned and premises and equipment as well as intangible asset amortization, first quarter net income was $4,545,000 ($0.47 per diluted share) in 2000, or 5.7% above $4,299,000 ($0.45 per diluted share) in 1999. These results primarily reflect exclusion of an after tax gain of $908,000 from the sale of a building in the first quarter of 2000, partially offset by a $371,000 after tax increase in amortization expense. The Company is amortizing its intangible assets, most of which were acquired in the third quarter of 1999, over a relatively short period of time. This charge is a non-cash item and does not affect cash earnings.

Net Interest Income

          Net interest income for the first three months of the year was $14,043,000 in 2000, an increase of 16.1% over $12,092,000 in 1999, reflecting a higher volume of average earning assets.

          For the first three months, tax-equivalent interest income increased $5,755,000 or 25.0% in 2000, compared to 1999. Average earning assets rose 18.7% over the prior year period while the average yield earned on those assets increased 33 basis points to 7.83% from 7.50%. Comparing the first three months of 2000 versus 1999, average loans grew 33.0% to $839,662,000 (56.8% of average earning assets, versus 50.7% a year ago), while the average yield on loans decreased 20 basis points to 8.45% from 8.65%. Except for residential construction, all major loan categories increased, with the remainder of the real estate sector, especially residential mortgages, accounting for most of the overall increase. Average consumer loans also rose significantly, due in large part to increased marine loan financings and more emphasis on selling home equity loans and lines in 2000. Average total securities increased 5.7% to $624,116,000 (42.2% of average earning assets, versus 47.4% a year ago) and recorded a 65 basis point increase in average yield to 7.03% from 6.38%.

          First quarter interest expense increased $3,466,000 or 34.4% in 2000 over 1999, due to the combined effects of 23.1% or $241,575,000 higher average interest-bearing liabilities and a 33 basis point increase in the average rate paid for those funds to 4.23% from 3.90%. Most of the increase in average balance was due to the acquisition of seven branch offices in the third quarter of 1999.

Credit Risk Management

          During the first three months of the year, the provision for credit losses was $300,000 in 2000, compared to $200,000 in 1999. Net charge-offs of $131,000 were recorded for the three month period ended March 31, 2000 while there were net charge-offs of $59,000 for the same period a year earlier.

          The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 0.98% of total loans at March 31, 2000 and 1.10% at December 31, 1999. Management believes the allowance for credit losses at March 31, 2000 was adequate.

          Nonperforming loans decreased by $452,000 to $1,533,000 and total nonperforming assets decreased by $146,000 to $2,002,000 from December 31, 1999 to March 31, 2000. Expressed as a percentage of total assets, nonperforming assets were 0.12% at March 31, 2000 and 0.13% at December 31, 1999. The allowance for credit losses represented 548% of nonperforming loans at March 31, 2000, compared to coverage of 415% at December 31, 1999. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $469,000 at March 31, 2000, compared to $163,000 at December 31, 1999. The balance of impaired loans at March 31, 2000 was $350,000, with reserves against those loans totalling $100,000, versus a balance at December 31, 1999 of $219,000, with reserves of $50,000.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                         3 Months Ended         12 Months Ended
                                         March 31, 2000       December 31, 1999
--------------------------------------------------------------------------------

Balance, January 1                                $8,231                $7,350

Provision for credit losses                          300                 1,216

Loan charge-offs:

  Real estate-mortgage                               (20)                 (105)

  Real estate-construction                             0                     0

  Consumer                                           (83)                 (225)

  Commercial                                         (34)                  (85)
                                         ---------------        --------------

    Total charge-offs                               (137)                 (415)


Loan recoveries:

  Real estate-mortgage                                 0                     0

  Real estate-construction                             0                     0

  Consumer                                             4                    48

  Commercial                                           2                    32
                                         ---------------        --------------

    Total recoveries                                   6                    80
                                         ---------------        --------------

Net charge-offs                                     (131)                 (335)
                                         ---------------        --------------

BALANCE, PERIOD END                               $8,400                $8,231
                                         ===============        ==============

Net charge-offs to average loans
  (annual basis)                                    0.06%                 0.05%

Allowance to total loans                            0.98%                 1.00%



Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                               March 31,          December 31,
                                                  2000                1999
------------------------------------------------------------------------------

Non-accrual loans                                 $  409               $   275

Loans 90 days past due                             1,124                 1,710

Restructured loans                                     0                     0
                                         ---------------        --------------

  Total Nonperforming Loans*                       1,533                 1,985

Other real estate owned                              469                   163
                                         ---------------        --------------

  TOTAL NONPERFORMING ASSETS                      $2,002               $ 2,148
                                         ===============        ==============

Nonperforming assets to total assets                0.12%                 0.13%
-----------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $6,397,000 at March 31, 2000, compared to $5,401,000 at December 31, 1999. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

Noninterest Income and Expenses

         Noninterest income increased 62.3% or $1,821,000 during the three months ended March 31, 2000 versus 1999. Excluding the $1,502,000 gain on the sale of a building in the first quarter of 2000 and other non-operating items, the increase in noninterest income was 12.0% or $348,000, and was primarily attributable to growth in transaction based service fees and income from sales of investment products. First quarter gains on mortgage sales declined sharply in 2000, by 73.0% or $456,000, reflecting lower origination volumes from higher mortgage rates and the limited number of homes on the resale market.

         For the three months ended March 31st, noninterest expenses increased 25.7% or $2,300,000 to $11,254,000 in 2000 from $8,954,000 in 1999. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Excluding non-operating amortization of intangible assets, the increase in noninterest expenses was 19.0% or $1,687,000 in the first quarter of 2000 versus the same period of 1999. This increase was due in large part to higher salary, occupancy and equipment expenses resulting from the branch acquisition during 1999's third quarter along with openings of a branch office and a regional lending and sales center during 2000's first quarter. Average full-time equivalent employees increased by 43 persons (up 9.9%) to 476 during the first quarter of 2000 compared to 433 during the first quarter of 1999. With the increase in staff, the ratio of net income, excluding non-operating items, per average full-time-equivalent employee decreased to $9,500 from $9,900.

Income Taxes

         The effective tax rate for the first quarter of the year was 30.6% in 2000, compared to 27.5% in 1999. Most of this increase was due to the fully taxable nature of the $1,502,000 gain on the sale of a building in the first quarter of 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1999.

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

             No.   Exhibit
             ---   -------
             10*   Change in Control Agreement by and among Sandy Spring
                   Bancorp, Inc., Sandy Spring Bank of Maryland, and Ronald E.
                   Kuykendall dated January 10, 2000.
             27    Financial Data Schedule

         * Compensatory agreement.

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

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ Hunter R. Hollar
   -----------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer

  Date: May 8, 2000





By: /s/ James H. Langmead
   -----------------------------------------
    James H. Langmead
    Vice President and Treasurer

  Date: May 8, 2000