Form 10-Q
period 2000-06-30
SANDY SPRING BANCORP INC
filed 2000-08-07
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------


Commission File Number: 0-19065
                        -------


                           Sandy Spring Bancorp, Inc.
---------------------------------------------------------------------------
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
YES   X    NO
    -----     -----

         The number of shares of common stock outstanding as of July 20, 2000 is 9,563,848 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                            Page
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets at
      June 30, 2000 and December 31, 1999....................................  1

      Consolidated Statements of Income for the Three and
      Six Month Periods Ended June 30, 2000 and 1999 ........................  2

      Consolidated Statements of Cash Flows for
      the Six Month Periods Ended June 30, 2000 and 1999.....................  3

      Consolidated Statements of Changes in Stockholders' Equity for
      the Six Month Periods Ended June 30, 2000 and 1999.....................  5

      Notes to Consolidated Financial Statements.............................  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................  7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK........................................................ 12

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 12

  SIGNATURES................................................................. 13

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


Sandy Spring Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30              December 31,
(Dollars in thousands, except per share data)                                                       2000                    1999
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                                                                          $35,735                 $44,701
  Federal funds sold                                                                                25,023                   5,518
  Interest-bearing deposits with banks                                                               1,006                   3,701
  Residential mortgage loans held for sale                                                           3,059                   1,822
  Investments available-for-sale (at fair value)                                                   531,286                 508,715
  Investments held-to-maturity -- fair value of $107,499 (2000) and
     $99,189 (1999)                                                                                111,094                 105,117
  Other equity securities                                                                           12,937                  16,207
  Total Loans                                                                                      890,030                 826,125
    Less: Allowance for credit losses                                                              (9,184)                 (8,231)
                                                                                           ----------------        ----------------
       Net loans                                                                                   880,846                 817,894
  Premises and equipment, net                                                                       31,714                  32,023
  Accrued interest receivable                                                                       13,787                  12,765
  Other real estate owned                                                                              196                     163
  Goodwill and other intangible assets, net                                                         19,066                  20,479
  Other assets                                                                                      25,813                  22,176
                                                                                           ----------------        ----------------
     TOTAL ASSETS                                                                               $1,691,562              $1,591,281
                                                                                           ================        ================
LIABILITIES
  Noninterest-bearing deposits                                                                    $224,635                $206,462
  Interest-bearing deposits                                                                        983,150                 958,910
                                                                                           ----------------        ----------------
      Total deposits                                                                             1,207,785               1,165,372
  Short-term borrowings                                                                            305,135                 238,976
  Guaranteed preferred beneficial interests in the Company's subordinated debentures                35,000                  35,000
  Other long-term borrowings                                                                        29,010                  38,120
  Accrued interest and other liabilities                                                             3,739                   5,093
                                                                                           ----------------        ----------------
      TOTAL LIABILITIES                                                                          1,580,669               1,482,561
STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
    and outstanding 9,571,196 (2000) and 9,647,975 (1999)                                            9,571                   9,648
  Surplus                                                                                           22,916                  24,476
  Retained earnings                                                                                 91,993                  86,620
  Accumulated other comprehensive loss                                                            (13,587)                (12,024)
                                                                                           ----------------        ----------------
      TOTAL STOCKHOLDERS' EQUITY                                                                   110,893                 108,720
                                                                                           ----------------        ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,691,562              $1,591,281
                                                                                           ================        ================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(PRIVATE)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                             June 30,
                                                -------------------------------      -----------------------------
                                                     2000            1999                2000           1998
-------------------------------------------------------------------------------      -----------------------------
Interest Income:
 Interest and fees on loans                            $18,608        $13,999             $36,219        $27,361
 Interest on loans held for sale                            55            100                 105            238
 Interest on deposits with banks                            23             50                  71            125
 Interest and dividends on securities:
   Taxable                                               8,495          6,687              16,288         13,642
   Nontaxable                                            1,908          1,566               3,800          3,008
Interest on federal funds sold                             192            192                 390            395
                                               -------------------------------      -----------------------------
     TOTAL INTEREST INCOME                              29,281         22,594              56,873         44,769

Interest Expense:
 Interest on deposits                                    9,654          6,690              18,756         13,592
 Interest on short-term borrowings                       3,580          2,611               6,707          5,693
 Interest on long-term borrowings                        1,359            447               2,679            546
                                               -------------------------------      -----------------------------
      TOTAL INTEREST EXPENSE                            14,593          9,748              28,142         19,831
                                               -------------------------------      -----------------------------
NET INTEREST INCOME                                     14,688         12,846              28,731         24,938
Provision for Credit Losses                                990            275               1,290            475
                                               -------------------------------      -----------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                     13,698         12,571              27,441         24,463
Noninterest Income:
 Securities gains (losses)                                  55            (74)                 47            (56)
 Service charges on deposit accounts                     1,468          1,095               2,779          2,135
 Gains on mortgage sales                                   207            597                 376          1,222
 Trust department income                                   436            377                 845            741
 Gains (losses) on sales of premises and
        equipment                                          (32)            (2)              1,470             (1)
 Other income                                            1,700            986               3,063          1,864
                                               -------------------------------      -----------------------------
      TOTAL NONINTEREST INCOME                           3,834          2,979               8,580          5,905
Noninterest Expenses:
 Salaries and employee benefits                          6,090          5,536              11,752         10,718
 Occupancy expense                                       1,210            707               2,382          1,388
 Equipment expenses                                        816            649               1,585          1,241
 Marketing                                                 444            297                 801            808
 Outside data services                                     580            458               1,216            925
 Intangible asset amortization                             706             92               1,412            185
 Other expenses                                          2,186          1,785               4,138          3,213
                                               -------------------------------      -----------------------------
      TOTAL NONINTEREST EXPENSES                        12,032          9,524              23,286         18,478
                                               -------------------------------      -----------------------------
Income Before Income Taxes                               5,500          6,026              12,735         11,890
Income Tax Expense                                       1,300          1,622               3,515          3,232
                                               -------------------------------      -----------------------------
NET INCOME                                              $4,200         $4,404              $9,220         $8,658
                                               ===============================      =============================
Basic Net Income Per Share                               $0.44          $0.46               $0.96          $0.90
Diluted Net Income Per Share                              0.44           0.46                0.96           0.90
Dividends Declared Per Share                              0.20           0.19                0.40           0.37

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                         Six Months Ended
                                                                                                               June 30,
                                                                                          ------------------------------------------

                                                                                                      2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net Income                                                                                         $9,220                  $8,658
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     2,846                   1,226
   Provision for credit losses                                                                       1,290                     475
   Deferred income taxes                                                                               182                   (341)
   Origination of loans held for sale                                                             (28,161)                (90,332)
   Proceeds from sales of loans held for sale                                                       27,300                 100,402
   Gains on sales of loans held for sale                                                             (376)                 (1,222)
   Securities (gains) losses                                                                          (47)                      56
   Proceeds from sales of premises and equipment                                                   (1,502)                     (1)
   Net change in:
     Accrued interest receivable                                                                   (1,022)                     810
     Accrued income taxes                                                                             (10)                   (386)
     Other accrued expenses                                                                        (2,698)                 (4,054)
   Other - net                                                                                     (1,900)                   (157)
                                                                                            ---------------         ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      5,122                  15,134
Cash Flows from Investing Activities:
 Net decrease (increase) in interest-bearing deposits with banks                                     2,695                 (3,312)
 Purchases of investments held-to-maturity                                                        ( 5,983)                (23,088)
 Purchases of other equity securities                                                              (8,813)                   (941)
 Purchases of investments available-for-sale                                                      (55,405)               (103,492)
 Proceeds from sales of investments available-for-sale                                              15,486                  45,387
 Proceeds from maturities, calls and principal payments of investments                                   0                   3,598
  held-to-maturity
 Proceeds from maturities, calls and principal payments of investments                              14,877                 151,674
  available-for-sale
 Redemption of Federal Home Loan Bank of Atlanta stock                                              12,083                   2,707
 Proceeds from sales (purchases) of other real estate owned                                            330                    (90)
 Net increase in loans receivable                                                                 (64,211)                (52,463)
 Purchases of loans                                                                                      0                (12,037)
 Proceeds from sales of premises and equipment                                                       2,965                      57
 Expenditures for premises and equipment                                                           (2,585)                   (721)
                                                                                            ---------------         ---------------
     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                             (88,561)                   7,279
Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                                        44,271                  22,703
 Net decrease in time and other deposits                                                           (1,858)                (13,133)
 Net increase (decrease) in short-term borrowings                                                   66,059                (44,883)
 Proceeds from long-term borrowings                                                                 25,990                  35,000
 Retirement of long-term borrowings                                                               (35,000)                    (46)
 Common stock purchased and retired                                                                (2,731)                   (833)
 Proceeds from issuance of common stock                                                              1,094                   1,273
 Dividends paid                                                                                    (3,847)                 (3,547)
                                                                                            ---------------         ---------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                               93,978                 (3,466)
                                                                                            ---------------         ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           10,539                  18,947
Cash and Cash Equivalents at Beginning of Period                                                    50,219                  48,198
                                                                                            ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                                        $60,758                 $67,145
                                                                                            ===============         ===============

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures:
 Interest payments                                                                                 $28,179                 $20,071
 Income tax payments                                                                                 3,799                   3,221
Noncash Investing Activities:
 Transfers from loans to other real estate owned                                                       306                      62
 Reclassification of borrowings from long-term to short-term                                           100                  11,100



*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)

                                                                                       Accum-
                                                                                       ulated
                                                                                       Other
                                                                                       Compre-         TOTAL
                                                                                       hensive        STOCK-
                                           Common                     Retained         Income         HOLDERS'
                                            Stock        Surplus      Earnings         (loss)         EQUITY
-----------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                  $9,586       $22,913        $76,305         $2,133        $110,937

Comprehensive Income:
Net income                                                                 8,658                          8,658
  Other comprehensive income
    (loss),  net of tax and
    reclassification adjustment                                                         (8,959)         (8,959)
                                                                                                    ------------
      Total comprehensive income                                                                          (301)

Cash dividends - $0.37 per share                                         (3,547)                        (3,547)

Common stock issued pursuant  to:
   Incentive stock option plan - 832
    shares                                        1            19                                            20
  Dividend reinvestment and stock
    purchase plan - 44,786 shares                45         1,208                                         1,253

Stock repurchases - 29,529 shares              (30)         (803)                                         (833)
                                          ----------    ----------     ----------    -----------    ------------

BALANCES AT JUNE 30, 1999                    $9,602       $23,337        $81,416       $(6,826)        $107,529
                                          ==========    ==========     ==========    ===========    ============

BALANCES AT JANUARY 1, 2000                  $9,648       $24,476        $86,620      $(12,024)        $108,720


Comprehensive Income:
   Net income                                                              9,220                          9,220
   Other comprehensive loss,
    net of tax and reclassification
    adjustment                                                                          (1,563)         (1,563)
                                                                                                    ------------

      Total comprehensive income                                                                         7,657

Cash dividends - $0.40 per share                                         (3,847)                        (3,847)

Common stock issued pursuant to:
   Dividend reinvestment and stock
    purchase plan - 51,078 shares                51         1,043                                         1,094
Stock repurchases - 127,357 shares            (128)       (2,603)                                       (2,731)
                                          ----------    ----------     ----------    -----------    ------------

BALANCES AT JUNE 30, 2000                    $9,571       $22,916        $91,993      $(13,587)        $110,893
                                          ==========    ==========     ==========    ===========    ============

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

NOTE 2 - PER SHARE DATA

         The calculations of net income per common share for the periods ended June 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.


(Dollars and amounts in thousands, except             Three Months Ended                Six Months Ended
  Per share data)                                          June 30,                         June 30,
----------------------------------------------------------------------------------------------------------------
                                                         2000          1999              2000           1999
                                                         ----          ----              ----           ----
Basic:
  Net income available to common stockholders           $4,200         $4,404           $9,220         $8,658
  Average common shares outstanding                      9,579          9,591            9,607          9,586
  Basic net income per share                             $0.44          $0.46            $0.96          $0.90
                                                  ==============================================================
Diluted:
  Net income available to common stockholders           $4,200         $4,404           $9,220           $8,658

  Average common shares outstanding                      9,579          9,591            9,607            9,586
  Stock option adjustment                                   29             38               28               40
                                                  --------------------------------------------------------------
   Average common shares outstanding-diluted             9,608          9,629            9,635            9,626
  Diluted net income per share                           $0.44          $0.46            $0.96            $0.90
                                                  ==============================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company makes forward looking statements in this management's discussion and analysis that are subject to risks and uncertainties. These forward looking statements include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; projections of potential liquidity needs and sources; assessments of probable future loan losses; and statements of the ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.


THE COMPANY

         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland and in Fairfax County, Virginia, together with an insurance agency. Management is in the process of closing the Fairfax County, Virginia branch. The Company has established a strategy of independence, and intends to establish or acquire additional offices or banking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $1,691,562,000 at June 30, 2000, compared to $1,591,281,000 at December 31, 1999, increasing $100,281,000 or 6.3%
during the first six months of 2000. Earning assets increased $107,230,000 or 7.3% to $1,574,435,000 at June 30, 2000, from $1,467,205,000 at December 31,
1999.

         Total loans rose 7.7% or $63,905,000 during the first six months of 2000 to $890,030,000. Of the major loan categories, mortgage loans increased $27,466,000 (up 5.8%), attributable primarily to an increase in 1-4 family residential first mortgages, consumer loans rose $23,340,000 (up 12.7%) reflecting growth in home equity products, commercial loans increased $12,023,000 (up 13.0%) and construction loans increased $1,076,000 (up 1.4%).
Also, residential mortgage loans held for sale increased by $1,237,000 (up 67.9%) from December 31, 1999 to $3,059,000 at June 30, 2000.

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $25,278,000 or 4.0% from December 31, 1999 to June 30, 2000. This change primarily reflected the investment of funds borrowed under the Company's leverage programs in available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $16,810,000 during the first six months of 2000 to $26,029,000 at June 30, 2000.

         Total deposits were $1,207,785,000 at June 30, 2000, increasing $42,413,000 or 3.6% from $1,165,372,000 at December 31, 1999. Growth was achieved for noninterest-bearing demand deposits, up 8.8% or $18,173,000, attributable primarily to increases in commercial and small business checking balances. Interest-bearing deposits increased $24,240,000 or 2.5% due almost entirely to a rise in money market savings accounts. Total borrowings increased by 18.3% or $57,049,000, due to a $75,000,000 increase in short-term advances from the Federal Home Loan Bank of Atlanta used to fund investments in the leverage programs, along with $18,229,000 higher short-term repurchase agreements related primarily to commercial cash management services. Federal funds purchased, which are also short-term borrowings, declined $27,070,000 to a zero balance at June 30, 2000, while other long-term borrowings posted a decrease of $9,110,000 for the period.

Market Risk Management

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates can have on its short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from June 30, 2000, the simulation analysis indicates that net interest income would decline by 10% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 11%, as compared to a policy limit of 25%.

Liquidity

         In June 2000, the Company implemented a new liquidity management approach designed to take into account the Company's growth, mortgage banking activities and expanded leverage programs along with the greater sophistication and, more recently, the decreased liquidity of its investment portfolio. Under this approach, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. A range of liquidity standards will be employed. Resulting projections as of June 30, 2000 show short-term investments exceeding short-term borrowings over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing. The Company also has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity available is a line of credit for $485,170,000 with the Federal Home Loan Bank of Atlanta, of which $222,220,000 was outstanding at June 30, 2000. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $238,400,000 at June 30, 2000 against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2000.

Capital Management

         The Company recorded a total risk-based capital ratio of 14.57% at June 30, 2000, compared to 15.23% at December 31, 1999; a tier 1 risk-based capital ratio of 13.67%, compared to 14.34%; and a capital leverage ratio of 8.84%, compared to 8.74%. Declines in the total and tier 1 ratios were attributable to asset growth and share repurchases. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2000 was appropriate.

         Stockholders' equity for June 30, 2000 totaled $110,893,000 (net of $13,587,000 reported for accumulated other comprehensive loss), representing an increase of 2.0% from $108,720,000 at December 31, 1999 (net of $12,024,000 reported for accumulated other comprehensive loss). The Company's accumulated other comprehensive loss category is comprised of net unrealized losses on available-for-sale securities. Internal capital generation (net income less dividends) provided $5,373,000 in additional equity during the first six months of 2000, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 10.0% versus 9.4% for the year ended December 31, 1999. When the nonrecurring after tax gain of $889,000 on the sale of a building during the first quarter of 2000 is excluded from net income, internal capital formation was $4,484,000, or a growth rate of 8.4%.

           External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan totaled $1,094,000 during the first six months of 2000. However, share repurchases amounted to $2,731,000 through June 30, 2000, for a net decrease in stockholder's equity from these sources of $1,637,000.

         Dividends for the first six months of the year were $0.40 per share in 2000, compared to $0.37 per share in 1999, for dividend payout ratios of dividends declared per share to diluted net income per share of 41.67% (46.51% when the gain on the sale of a building referred to above is excluded from net income) and 41.11%, respectively.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Net income for the first six months of the year rose $562,000 or 6.5% in 2000 over 1999, to $9,220,000 from $8,658,000. Diluted earnings per share after six months were $0.96 in 2000 and $0.90 in 1999. The annualized returns on average equity for the six month periods ended June 30 were 17.23% in 2000 and 15.71% in 1999. The annualized return on average assets for the same six month periods were 1.15% and 1.31% in 2000 and 1999, respectively. Excluding a nonrecurring after tax gain of $889,000 from the sale of a building in the first quarter of 2000, net income for the first half of the year was $8,331,000 ($0.86 per diluted share) or 3.8% below 1999, for a return on average equity of 15.57% and a return on average assets of 1.04%. These results reflect a $742,000 after tax increase in nonoperating expenses as a result of higher intangibles amortization. Most of the Company's intangible assets were acquired in September 1999. The amortization of this intangible is a non-cash item and does not affect cash earnings. The Company's stock repurchase and leverage programs have had the effect of lowering the return on average assets while increasing earnings per share and the return on average equity. Comparing the six month periods ended June 30, the net interest margin decreased by 18 basis points, to 4.17% in 2000 from 4.35% in 1999, while the net interest spread decreased by 12 basis points, to 3.59% from 3.71%. The greater decline shown for the net interest margin than for the net interest spread reflects a decline in the percentage of average earning assets funded from noninterest-bearing sources during the first six months of 2000 compared to the same period of 1999.

Net Interest Income

         Net interest income for the first six months of the year was $28,731,000 in 2000, an increase of 15.2% over $24,938,000 in 1999, reflecting a higher volume of average earning assets.

         For the first six months, tax-equivalent interest income increased $12,608,000 or 27.0% in 2000, compared to 1999. Average earning assets rose 20.6% over the prior year period while the average yield earned on those assets increased 38 basis points to 7.93% from 7.55%. Comparing the first six months of 2000 versus 1999, average loans grew 31.5% to $856,207,000 (57.0% of average earning assets, versus 52.2% a year ago), while the average yield on loans remained essentially level. Except for residential construction, all major loan categories increased. Average total securities increased 10.2% to $632,697,000 (42.1% of average earning assets, versus 46.1% a year ago) and recorded a 63 basis point increase in average yield to 7.16% from 6.53%.

         Interest expense for the first six months of the year increased $8,311,000 or 41.9% in 2000 over 1999, due to the combined effects of 25.3% or $262,832,000 higher average interest-bearing liabilities and a 50 basis point increase in the average rate paid for those funds to 4.34% from 3.84%. Most of the increase in average balance was due to the acquisition of seven branch offices in the third quarter of 1999.

Credit Risk Management

         During the first six months of the year, the provision for credit losses was $1,290,000 in 2000, compared to $475,000 in 1999. The provision was increased in 2000 primarily to cover growth in the loan portfolio. Net charge-offs of $337,000 were recorded for the six month period ended June 30, 2000 while there were net charge-offs of $125,000 for the same period a year earlier.

         The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.03% of total loans at June 30, 2000 and 1.00% at December 31, 1999. Management believes the allowance for credit losses at June 30, 2000 was adequate. (continued on page 11)

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                      6 Months Ended           12 Months Ended
                                      June 30, 2000           December 31, 1999
--------------------------------------------------------------------------------

Balance, January 1                             $8,231                   $7,350
Provision for credit losses                     1,290                    1,216
Loan charge-offs:
  Real estate-mortgage                          (134)                    (105)
  Real estate-construction                          0                        0
  Consumer                                      (184)                    (225)
  Commercial                                     (40)                     (85)
                                     -----------------    ---------------------
    Total charge-offs                           (358)                    (415)
Loan recoveries:
  Real estate-mortgage                              0                        0
  Real estate-construction                          0                        0
  Consumer                                         17                       48
  Commercial                                        4                       32
                                     -----------------    ---------------------
    Total recoveries                               21                       80
                                     -----------------    ---------------------
Net charge-offs                                 (337)                    (335)
                                     -----------------    ---------------------
BALANCE, PERIOD END                            $9,184                   $8,231
                                     =================    =====================
Net charge-offs to average loans
  (annual basis)                          0.08%                         0.05%
Allowance to total loans                  1.03%                         1.00%

Balance sheet risk inherent in the lending function is presented as follows at the dates indicated:

                                                June 30,            December 31,
                                                  2000                  1999
-------------------------------------------------------------------------------

Non-accrual loans                                     $662               $275
Loans 90 days past due                               1,909              1,710
Restructured loans                                       0                  0
                                            ---------------  -----------------
  Total Nonperforming Loans*                         2,571              1,985
Other real estate owned                                196                163
                                            ---------------  -----------------
  TOTAL NONPERFORMING ASSETS                        $2,767             $2,148
                                            ===============  =================
Nonperforming assets to total assets             0.16%              0.13%
------------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $5,703,000 at June 30, 2000, compared to $5,401,000 at December 31, 1999. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

(continued from page 9)

         Nonperforming loans increased by $586,000 to $2,571,000 and total nonperforming assets increased by $619,000 to $2,767,000 from December 31, 1999 to June 30, 2000. Expressed as a percentage of total assets, nonperforming assets were 0.16% at June 30, 2000 and 0.13% at December 31, 1999. The allowance for credit losses represented 357% of nonperforming loans at June 30, 2000, compared to coverage of 415% at December 31, 1999. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $196,000 at June 30, 2000, compared to $163,000 at December 31, 1999. The balance of impaired loans at June 30, 2000 was $140,000, with reserves against those loans totalling $65,000, versus a balance at December 31, 1999 of $219,000, with reserves of $50,000.

Noninterest Income and Expenses

         Noninterest income increased by 45.3% or $2,675,000 during the six months ended June 30, 2000 versus 1999. Excluding the $1,502,000 gain on the sale of a building in the first quarter of 2000, the increase in noninterest income was 19.9% or $1,173,000, and was primarily attributable to growth in transaction based service fees and income from sales of investment products. Gains on mortgage sales for the first six months of the year declined sharply in 2000, by 69.2% or $846,000, reflecting lower amounts of loans sold to outside investors.

         For the six months ended June 30, noninterest expenses increased 26.0%, or $4,808,000 to $23,286,000 in 2000 from $18,478,000 in 1999. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Excluding amortization of intangible assets, the increase in noninterest expenses was 19.6% or $3,581,000 in the first six months of 2000 versus the same period of 1999. This increase was due in large part to higher salary and occupancy expenses reflecting the branches acquired in September 1999 along with openings of a branch office and a regional lending and sales center during 2000's first quarter. Average full-time equivalent employees increased by 31 persons (up 7.1%) to 468 during the first six months of 2000 compared to 437 during the first six months of 1999. With the increase in staff and exclusion from earnings of the nonrecurring gain on the sale of a building in first quarter 2000, the ratio of net income per average full-time-equivalent employee decreased to $18,000 from $20,000.

Income Taxes

         The effective tax rate for the first six months of the year was 27.6% in 2000, compared to 27.2% in 1999.


C. RESULTS OF OPERATIONS - SECOND QUARTER 2000 AND 1999

         Second quarter net income of $4,200,000 ($0.44 per share-diluted) in 2000 was $204,000 or 4.6% below net income of $4,404,000 ($0.46 per share-diluted) shown for the same quarter of 1999.

         Tax-equivalent net interest income rose 14.7% during the second quarter of 2000 compared to the like three month period of 1999, showing the net effect of a 22.5% increase in the average earning asset base and a 27 basis point decrease in net interest margin.

         The provision for credit losses was $990,000 for the quarter ended June 30, 2000, compared to a provision of $275,000 for the same three month period of 1999. The increase reflects the significant expansion of the loan portfolio according to management's plans. Net charge-offs of $206,000 were recorded for the second quarter of 2000, compared to net charge-offs of $66,000 for the second quarter of 1999.

         Noninterest income for the second quarter increased $855,000 or 28.7% in 2000, compared to 1999. As in the year-to-date comparison above, the change was due primarily to increased transaction based service fees and income from sales of investment products, while gains on mortgage sales declined sharply.

         Excluding non-operating amortization of intangible assets, noninterest expenses rose 20.1% (almost identical to the year-to-date percentage increase), with the majority attributable to higher salary and occupancy expenses reflecting branch acquisition and new offices opened, as in the year-to-date results.

         The second quarter effective tax rate was 23.6% in 2000 versus 26.9% shown in 1999.


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


PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual shareholders' meeting held on April 18, 2000, the shareholders of the Company elected Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., and David E. Rippeon as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors. Other directors continuing in office are Solomon Graham, Gilbert Hardesty, Charles F. Mess, Lewis R. Schumann, W. Drew Stabler, John Chirtea, Joyce R. Hawkins, Hunter
R. Hollar and Thomas O. Keech.

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

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ HUNTER R. HOLLAR
    -----------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: August 4, 2000





By: /s/ JAMES H. LANGMEAD
    ------------------------
    James H. Langmead
    Vice President and Treasurer


  Date: August 4, 2000