Form 10-Q
period 2000-09-30
SANDY SPRING BANCORP INC
filed 2000-11-08
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

         The number of shares of common stock outstanding as of October 25, 2000 is 9,530,372 shares.

                          SANDY SPRING BANCORP, INC.

                                     INDEX

                                                                            Page
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         September 30, 2000 and December 31, 1999.....................................1

         Consolidated Statements of Income for the Three and
         Nine Month Periods Ended September 30, 2000 and 1999 ....................... 2

         Consolidated Statements of Cash Flows for
         the Nine Month Periods Ended September 30, 2000 and 1999.................... 3

         Consolidated Statements of Changes in Stockholders' Equity for
         the Nine Month Periods Ended September 30, 2000 and 1999.................... 5

         Notes to Consolidated Financial Statements.................................. 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................... 7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK........................................................... 14

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................... 14

  SIGNATURES........................................................................ 15

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,           December 31,
(Dollars in thousands, except per share data)                                               2000                    1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                     $33,452                 $44,701
  Federal funds sold                                                                           42,327                   5,518
  Interest-bearing deposits with banks                                                          1,085                   3,701
  Residential mortgage loans held for sale                                                      2,764                   1,822
  Investments available-for-sale (at fair value)                                              495,129                 508,715
  Investments held-to-maturity -- fair value of $132,097 (2000) and
     $99,189 (1999)                                                                           134,881                 105,117
  Other equity securities                                                                      14,187                  16,207
  Total Loans                                                                                 907,444                 826,125
    Less: Allowance for credit losses                                                         (9,697)                 (8,231)
                                                                                      ----------------        ----------------
       Net loans                                                                              897,747                 817,894
  Premises and equipment, net                                                                  31,399                  32,023
  Accrued interest receivable                                                                  14,013                  12,765
  Other real estate owned                                                                         152                     163
  Goodwill and other intangible assets, net                                                    18,360                  20,479
  Other assets                                                                                 24,929                  22,176
                                                                                      ----------------        ----------------
     TOTAL ASSETS                                                                          $1,710,425              $1,591,281
                                                                                      ================        ================

LIABILITIES
  Noninterest-bearing deposits                                                               $220,857                $206,462
  Interest-bearing deposits                                                                   990,513                 958,910
                                                                                      ----------------        ----------------
      Total Deposits                                                                        1,211,370               1,165,372
  Short-term borrowings                                                                       312,578                 238,976
  Guaranteed preferred beneficial interests in the Company's
    subordinated debentures                                                                    35,000                  35,000
  Other long-term borrowings                                                                   28,982                  38,120
  Accrued interest and other liabilities                                                        7,064                   5,093
                                                                                      ----------------        ----------------
      TOTAL LIABILITIES                                                                     1,594,994               1,482,561


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued and outstanding 9,537,108 (2000) and 9,647,975 (1999)
                                                                                                9,537                   9,648
  Surplus                                                                                      22,204                  24,476
  Retained earnings                                                                            94,215                  86,620
  Accumulated other comprehensive loss                                                       (10,525)                 (12,024)
                                                                                      ----------------        ----------------
      TOTAL STOCKHOLDERS' EQUITY                                                              115,431                 108,720
                                                                                      ----------------        ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,710,425              $1,591,281
                                                                                      ================        ================
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 -----------------------------      ---------------------------
                                                                      2000          1999                2000         1999
----------------------------------------------------------------------------------------------      ---------------------------
Interest Income:
 Interest and fees on loans                                              $19,382      $14,774             $55,601      $42,135
 Interest on loans held for sale                                              88           82                 193          320
 Interest on deposits with banks                                              18           23                  89          148
 Interest and dividends on securities:
   Taxable                                                                 8,448        6,466              24,736       20,108
   Nontaxable                                                              1,899        1,624               5,699        4,632
Interest on federal funds sold                                               565          154                 955          549
                                                                 -----------------------------      ---------------------------
     TOTAL INTEREST INCOME                                                30,400       23,123              87,273       67,892

Interest Expense:
 Interest on deposits                                                     10,317        6,728              29,073       20,320
 Interest on short-term borrowings                                         4,604        2,737              11,311        8,430
 Interest on long-term borrowings                                          1,368          447               4,047          993
                                                                 -----------------------------      ---------------------------
      TOTAL INTEREST EXPENSE                                              16,289        9,912              44,431       29,743
                                                                 -----------------------------      ---------------------------
NET INTEREST INCOME                                                       14,111       13,211              42,842       38,149
Provision for Credit Losses                                                  800          266               2,090          741
                                                                 -----------------------------      ---------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                       13,311       12,945              40,752       37,408

Noninterest Income:
 Securities gains                                                            218           88                 265           32
 Service charges on deposit accounts                                       1,524        1,141               4,303        3,276
 Gains on mortgage sales                                                     335          335                 711        1,557
 Trust department income                                                     396          418               1,241        1,159
 Gain on sale of premises                                                      0            0               1,470            0
 Other income                                                              1,859        1,122               4,922        2,985
                                                                 -----------------------------      ---------------------------
      TOTAL NONINTEREST INCOME                                             4,332        3,104              12,912        9,009

Noninterest Expenses:
 Salaries and employee benefits                                            7,123        5,644              18,875       16,362
 Occupancy expense                                                         1,203          778               3,585        2,166
 Equipment expenses                                                          813          662               2,398        1,903
 Marketing                                                                   269          300               1,070        1,108
 Outside data services                                                       582          474               1,798        1,399
 Intangible asset amortization                                               706           93               2,118          278
 Other expenses                                                            1,869        1,555               6,007        4,768
                                                                 -----------------------------      ---------------------------
      TOTAL NONINTEREST EXPENSES                                          12,565        9,506              35,851       27,984
                                                                 -----------------------------      ---------------------------
Income Before Income Taxes                                                 5,078        6,543              17,813       18,433
Income Tax Expense                                                           952        1,829               4,467        5,061
                                                                 -----------------------------      ---------------------------
NET INCOME                                                                $4,126       $4,714             $13,346      $13,372
                                                                 =============================      ===========================
Basic Net Income Per Share                                                 $0.43        $0.49               $1.39        $1.39
Diluted Net Income Per Share                                                0.43         0.49                1.39         1.39
Dividends Declared Per Share                                                0.20         0.19                0.60         0.56


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     2000                1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                            $13,346             $13,372
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         4,287               1,857
   Provision for credit losses                                                           2,090                 741
   Deferred income taxes                                                                   768               (358)
   Origination of loans held for sale                                                 (46,783)           (115,263)
   Proceeds from sales of loans held for sale                                           46,552             127,438
   Gains on sales of loans held for sale                                                 (711)             (1,557)
   Securities gains                                                                      (265)                (32)
   Gain on sale of premises                                                            (1,470)                   0
   Net change in:
     Accrued interest receivable                                                       (1,248)               (548)
     Accrued income taxes                                                                  563                 130
     Other accrued expenses                                                                 54               4,003
   Other - net                                                                         (3,926)            (19,017)
                                                                                ---------------     ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         13,257              10,766

Cash Flows from Investing Activities:
 Net decrease (increase) in interest-bearing deposits with banks                         2,616             (2,581)
 Purchases of investments held-to-maturity                                            (29,774)            (43,744)
 Purchases of other equity securities                                                 (10,063)             (4,447)
 Purchases of investments available-for-sale                                          (61,813)           (303,902)
 Proceeds from sales of investments available-for-sale                                  23,643              54,104
 Proceeds from maturities, calls and principal payments of investments                       0               3,598
   held-to-maturity
 Proceeds from maturities, calls and principal payments of investments                  54,554             233,492
   available-for-sale
 Redemption of Federal Home Loan Bank of Atlanta stock                                  12,083               6,222
 Proceeds from sales (purchases) of other real estate owned                                380                (90)
 Net increase in loans receivable                                                     (81,625)           (116,962)
 Purchases of loans                                                                          0            (33,014)
 Proceeds from sale of premises                                                          2,965                   0
 Expenditures for premises and equipment                                               (2,991)             (3,435)
                                                                                ---------------     ---------------
     NET CASH USED BY INVESTING ACTIVITIES                                            (90,025)           (210,759)

Cash Flows from Financing Activities:
 Net increase in demand and savings accounts                                            49,868             157,703
 Net (decrease) increase in time and other deposits                                    (3,870)              54,898
 Net increase (decrease) in short-term borrowings                                       73,402            (47,200)
 Proceeds from long-term borrowings                                                     26,062              35,000
 Retirement of long-term borrowings                                                   (35,000)                (46)
 Common stock purchased and retired                                                    (3,983)               (832)
 Proceeds from issuance of common stock                                                  1,600               1,887
 Dividends paid                                                                        (5,751)             (5,372)
                                                                                ---------------     ---------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         102,328             196,038
                                                                                ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    25,560             (3,955)
Cash and Cash Equivalents at Beginning of Period                                        50,219              48,198
                                                                                ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                            $75,779             $44,243
                                                                                ===============     ===============


Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:

 Interest payments                                                             $43,581         $29,410

 Income tax payments                                                             4,834           4,771

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                   306              62

 Reclassification of borrowings from long-term to short-term                       200          11,200


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)

                                                                                     Accum-
                                                                                     ulated
                                                                                     Other          TOTAL
                                                                                     Compre-        STOCK-
                                                                       Retained      hensive        HOLDERS'
                                           Common         Surplus      Earnings      Income         EQUITY
                                            Stock                                    (loss)
----------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                  $9,586       $22,913        $76,305         $2,133        $110,937

Comprehensive Income:

Net income                                                                13,372                         13,372
  Other comprehensive income (loss):
    unrealized loss on securities
    net of tax and reclassification
    adjustment                                                                          (10,000)        (10,000)

                                                                                                    ------------
Total comprehensive income                                                                                3,372

Cash dividends - $0.56 per share                                          (5,372)                        (5,372)

Common stock issued pursuant to:
   Incentive stock option plan -
    1,165 shares                                  1            28                                            29
  Dividend reinvestment and stock
    purchase plan - 68,433 shares                68         1,790                                         1,858

Stock repurchases - 29,529 shares               (29)         (803)                                         (832)
                                          ----------    ----------     ----------    -----------    ------------
BALANCES AT SEPT. 30, 1999                   $9,626       $23,928        $84,305       $(7,867)        $109,992
                                          ==========    ==========     ==========    ===========    ============

BALANCES AT JANUARY 1, 2000                  $9,648       $24,476        $86,620      $(12,024)        $108,720

Comprehensive Income:
   Net income                                                             13,346                         13,346
   Other comprehensive loss:
    unrealized loss on securities
    net of tax and reclassification
    adjustment                                                                           1,499            1,499
                                                                                                    ------------
Total comprehensive income                                                                               14,845

Cash dividends - $0.60 per share                                          (5,751)                        (5,751)

Common stock issued pursuant to:
   Dividend reinvestment and stock
    purchase plan - 74,631 shares                75         1,525                                         1,600
Stock repurchases - 185,498 shares             (186)       (3,797)                                       (3,983)
                                          ----------    ----------     ----------    -----------    ------------
BALANCES AT SEPT. 30, 2000                   $9,537       $22,204        $94,215      $(10,525)        $115,431
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

NOTE 2 - PER SHARE DATA

         The calculations of net income per common share for the periods ended September 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.


(Dollars and amounts in thousands, except                             Three Months Ended                Nine Months Ended
  Per share data)                                                        September 30,                     September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                      2000          1999              2000           1999
                                                                      ----          ----              ----           ----
Basic:
  Net income available to common stockholders                         $4,126         $4,714          $13,346          $13,372
  Average common shares outstanding                                    9,546          9,606            9,586            9,593
  Basic net income per share                                           $0.43          $0.49            $1.39            $1.39
                                                                ==============================================================
Diluted:
  Net income available to common stockholders                         $4,126         $4,714          $13,346          $13,372

  Average common shares outstanding                                    9,546          9,606            9,586            9,593
  Stock option adjustment                                                 28             33               28               37
                                                                --------------------------------------------------------------
   Average common shares outstanding-diluted                           9,574          9,639            9,614            9,630
  Diluted net income per share                                         $0.43          $0.49            $1.39            $1.39
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

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-nine community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with an insurance agency. Management closed the Fairfax county, Virginia branch effective August 31, 2000, recording a minimal gain on the sale of its deposits. This branch was one of seven branches acquired from Mellon Bank (MD), NA, in September 1999.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2000, year-to-date average commercial and commercial real estate loans accounted for approximately 45% of the Company's loan portfolio, and year-to-date average consumer and consumer real estate loans accounted for approximately 55%. Consumer deposits accounted for approximately 80% of total average deposits for the period. Approximately 57% of the Company's revenues for the first nine months of 2000 were derived from consumer loans, consumer deposits and other consumer services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $1,710,425,000 at September 30, 2000, compared to $1,591,281,000 at December 31, 1999, increasing $119,144,000 or 7.5%
during the first nine months of 2000. Earning assets increased $130,612,000 or 8.9% to $1,597,817,000 at September 30, 2000, from $1,467,205,000 at December
31, 1999.

         Total loans rose 9.8% or $81,319,000 during the first nine months of 2000 to $907,444,000. Of the major loan categories, consumer loans rose $28,765,000 (up 15.7%) reflecting growth in home equity products, mortgage loans increased $27,959,000 (up 5.9%), attributable primarily to an increase in 1-4 family residential first mortgages, commercial loans increased $17,728,000 (up 19.1%) and construction loans increased $6,867,000 (up 8.9%) with growth occurring mainly in the commercial construction portfolio. Additionally, residential mortgage loans held for sale increased by $942,000 (up 51.7%) from December 31, 1999 to $2,764,000 at September 30, 2000.

Analysis of Loans

The following table presents the trends in the composition of the loan portfolio at the dates indicated:


                                                  September 30,                 December 31,
(In thousands)                                         2000         %               1999        %
------------------------------------------------------------------------------------------------------
Real estate - mortgage                               $501,036      55%            $473,077      57%
Real estate - construction                             83,844       9               76,977      10
Consumer                                              212,162      24              183,397      22
Commercial                                            110,402      12               92,674      11
                                            ----------------------------------------------------------
    Total Loans                                       907,444     100%             826,125     100%
                                                                =========                    =========
Less:  Allowance for credit losses
                                                       (9,697)                      (8,231)
                                            --------------------         --------------------
NET LOANS                                            $897,747                     $817,894
                                            ====================         ====================

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $14,158,000 or 2.2% from December 31, 1999 to September 30, 2000. This change reflected higher held-to-maturity securities as the Company increased its holdings of tax-exempt securities, partially offset by decreases in the other investment categories. Federal funds sold increased by $36,809,000 during the first nine months of 2000 reaching $43,412,000 at September 30, 2000.

         Total deposits were $1,211,370,000 at September 30, 2000, increasing $45,998,000 or 3.9% from $1,165,372,000 at December 31, 1999. Growth was achieved for noninterest-bearing demand deposits, up 7.0% or $14,395,000, attributable primarily to increases in small business checking balances. Interest-bearing deposits had a net increase of $31,603,000 or 3.3%, with the most significant change occurring in the money market savings account component, which increased by $43,694,000, or 15.9%. Over the same period, total borrowings recorded a net increase of 20.7% or $64,464,000, reflective of a $75,000,000 increase in short-term advances from the Federal Home Loan Bank of Atlanta, along with $25,672,000 higher short-term repurchase agreements related primarily to commercial cash management services. Partially offsetting these increases, federal funds purchased, which are also short-term borrowings, declined by $27,070,000 to a zero balance at September 30, 2000, while other long-term borrowings decreased by $9,138,000 for the period.

Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:


                                                     September 30,                   December 31,
(In thousands)                                            2000          %                1999           %
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing Deposits                             $220,857       18%              $206,462       18%
Interest-bearing Deposits:
  Demand                                                  143,498       12                154,523       13
  Money market savings                                    317,644       26                273,950       24
  Regular savings                                         102,998        9                105,160        9
  Time deposits less than $100,000                        323,530       27                327,827       28
  Time deposits $100,000 or more                          102,843        8                 97,450        8
                                               ---------------------------------------------------------------
    Total Interest-bearing                                990,513       82                958,910       82
       TOTAL DEPOSITS                                  $1,211,370      100%            $1,165,372      100%
                                               ===============================================================


Market Risk Management

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates can have on its short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from September 30, 2000, the simulation analysis indicates that net interest income would decline by 9% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 9%, as compared to a policy limit of 25%.


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

The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. A range of liquidity standards will be employed. Resulting projections as of September 30, 2000 show short-term investments exceeding short-term borrowings over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing. The Company also has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit for $485,000,000 with the Federal Home Loan Bank of Atlanta, of which approximately $222,000,000 was outstanding at September 30, 2000. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $254,000,000 at September 30, 2000 against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2000.

Capital Management
         The Company recorded a total risk-based capital ratio of 14.60% at September 30, 2000, compared to 15.23% at December 31, 1999; a tier 1 risk-based capital ratio of 13.67%, compared to 14.34%; and a capital leverage ratio of 8.44%, compared to 8.74%. Declines in the total and tier 1 ratios were attributable to asset growth and share repurchases. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2000 was appropriate.

         Stockholders' equity for September 30, 2000 totaled $115,431,000 (net of $10,525,000 reported for accumulated other comprehensive loss), representing an increase of 6.2% from $108,720,000 at December 31, 1999 (net of $12,024,000 reported for accumulated other comprehensive loss). The Company's accumulated other comprehensive loss category is comprised of net unrealized losses on available-for-sale securities. Internal capital generation (net income less dividends) provided $7,595,000 in additional equity during the first nine months of 2000, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 9.3% versus 9.4% for the year ended December 31, 1999. When one-time items occurring in 2000 are excluded from net income (the after tax gain of $889,000 on the sale of a building net of after tax costs of $495,000 for the early retirement opportunity plan), internal capital formation was $7,201,000, or a rate of 8.8%.

           External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan totaled $1,600,000 during the first nine months of 2000. However, share repurchases amounted to $3,983,000 through September 30, 2000, for a net decrease in stockholder's equity from these sources of $2,383,000.

         Dividends for the first nine months of the year were $0.60 per share in 2000, compared to $0.56 per share in 1999, for dividend payout ratios (dividends declared per share to diluted net income per share) of 43.22% and 40.29%, respectively.


B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
         Net income for the first nine months of the year declined $26,000 or 0.2% in 2000 over 1999, to $13,346,000 from $13,372,000. Diluted earnings per share after nine months were level at $1.39 for 2000 and 1999. The annualized returns on average equity for the nine month periods ended September 30 were 16.28% in 2000 and 16.22% in 1999. The annualized return on average assets for the same nine month periods were 1.09% and 1.34% in 2000 and 1999, respectively. Excluding nonoperating items of income and expense, net income for the first nine months of the year was $14,035,000 ($1.46 per diluted share) or 3.8% above $13,525,000 ($1.40 per diluted share) in 1999, for a returns on average equity of 17.13% and 16.40%, respectively, and returns on average assets of 1.14% and 1.35%, respectively. Two of the most significant nonoperating items occurred in 2000 and were partially offsetting, the gain on sale of a building ($889,000 after tax) and costs of an early retirement opportunity plan ($495,000 after tax). Intangibles amortization (up $1,112,000 after tax) was the other significant nonoperating item. Most of the Company's intangible assets were acquired in September 1999. The amortization of these intangible assets is a non-cash item and does not affect cash earnings. Other nonoperating items were securities gains and gains and losses on sales of other real estate owned.

         The Company's stock repurchase and leverage programs have had the effect of reducing the return on average assets while increasing earnings per share and the return on average equity, compared to the ratios that could be expected without the repurchases and programs. Comparing the nine month periods ended September 30, the net interest margin decreased by 33 basis points, to 4.06% in 2000 from 4.39% in 1999, while the net interest spread decreased by 28 basis points, to 3.47% from 3.75%. The greater decline shown for the net interest margin than for the net interest spread reflects a decline in the percentage of average earning assets funded from noninterest-bearing sources during the first nine months of 2000 compared to the same period of 1999.

Net Interest Income
         Net interest income for the first nine months of the year was $42,842,000 in 2000, an increase of 12.3% over $38,149,000 in 1999, reflecting a higher volume of average earning assets. On a tax-equivalent basis, net interest income increased 13.4% to $46,638,000 in 2000 from $41,135,000 in 1999. The effects of average balances, yields and rates are presented in the table on page 11.

         For the first nine months, tax-equivalent interest income increased $20,191,000 or 28.5% in 2000, compared to 1999. Average earning assets rose 22.3% over the prior year period while the average yield earned on those assets increased 38 basis points to 7.94% from 7.56%. Comparing the first nine months of 2000 versus 1999, average loans grew 30.0% to $870,122,000 (56.8% of average earning assets, versus 53.4% a year ago), while the average yield on loans increased 9 basis points to 8.56% from 8.47%. Except for residential construction, all major loan categories increased. Average total securities increased 13.3% to $640,235,000 (41.8% of average earning assets, versus 45.1% a year ago) and recorded a 58 basis point increase in average yield to 7.14% from 6.56%.

         Interest expense for the first nine months of the year increased $14,688,000 or 49.4% in 2000 over 1999, due to the combined effects of 27.1% or $282,779,000 higher average interest-bearing liabilities and a 66 basis point increase in the average rate paid for those funds to 4.47% from 3.81%. Most of the increase in average balance, concentrated in money market deposit accounts, was due to the acquisition of seven established branch offices at the end of the third quarter of 1999.

Credit Risk Management
         During the first nine months of the year, the provision for credit losses was $2,090,000 in 2000, compared to $741,000 in 1999. The provision was increased in 2000 primarily to cover growth in the loan portfolio. Net charge-offs of $624,000 were recorded for the nine month period ended September 30, 2000 while there were net charge-offs of $154,000 for the same period a year earlier.

         The Company regularly analyzes the sufficiency of its allowance for credit losses based upon a number of factors, including, among others: lending risks associated with growth and entry into new markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Management establishes the allowance for credit losses in an amount that it determines, based upon these factors, is sufficient to provide for losses inherent in the loan portfolio. The allowance for credit losses was 1.07% of total loans at September 30, 2000 and 1.00% at December 31, 1999. Management believes the allowance for credit losses at September 30, 2000 was adequate.
(Credit Risk Management discussion continued on page 12)

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                            For the nine months ended September 30,
                                                               2000                        1999
                                                    ---------------------------------------------------------
                                                       Average       Average       Average        Average
                                                       Balance     Yield/Rate      Balance      Yield/Rate
                                                    ---------------------------------------------------------
ASSETS
    Total loans                                          $ 870,122        8.56%       $ 669,477        8.47%
    Total securities                                       640,235         7.14         565,225         6.56
    Other earning assets                                    22,346         6.22          18,816         4.94
                                                        ----------                   ----------
       TOTAL EARNING ASSETS                              1,532,703        7.94%       1,253,518        7.56%
    Nonearning assets                                      110,038                       83,864
                                                        ----------                   ----------
       Total Assets                                     $1,642,741                   $1,337,382
                                                        ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing demand deposits                    $  154,745        1.10%      $  127,917        1.39%
    Money market savings deposits                          295,686         4.08         166,008         2.70
    Regular savings deposits                               107,179         2.01         103,661         2.03
    Time deposits                                          430,598         5.32         381,449         4.93
                                                        ----------                   ----------
       Total interest-bearing deposits                     988,208         3.93         779,035         3.49
    Short-term borrowings                                  270,200         5.59         235,889         4.77
    Long-term borrowings                                    67,396         8.01          28,101         4.71
                                                        ----------                   ----------
       Total interest-bearing liabilities                1,325,804         4.47       1,043,025         3.81
                                                                         ------                       ------
    Noninterest-bearing demand deposits                    211,346                      180,447
    Other noninterest-bearing liabilities                  (3,880)                        3,678
    Stockholders' equity                                   109,471                      110,232
                                                        ----------                   ----------
       Total Liabilities & Stockholders' Equity         $1,642,741                   $1,337,382
                                                        ===========                  ===========

    Interest Rate Spread                                                  3.47%                        3.75%
                                                                         ======                       ======
    Net Interest Margin (1)                                               4.06%                        4.39%
                                                                         ======                       ======
    Ratio of average earning assets to
       average interest-bearing liabilities                115.61%                      120.18%
                                                        ===========                  ==========


(1) Net interest margin = net interest income / total interest-earning assets

(Credit Risk Management discussion continued from page 10)

     Nonperforming loans increased by $378,000 to $2,363,000 and total nonperforming assets increased by $367,000 to $2,515,000 from December 31, 1999 to September 30, 2000. Expressed as a percentage of total assets, nonperforming assets were 0.15% at September 30, 2000 and 0.13% at December 31, 1999. The allowance for credit losses represented 410% of nonperforming loans at September 30, 2000, compared to coverage of 415% at December 31, 1999. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. Other real estate owned totaled $152,000 at September 30, 2000, compared to $163,000 at December 31, 1999. The balance of impaired loans at September 30, 2000 was $191,000, with reserves against those loans totaling $10,000, versus a balance at December 31, 1999 of $219,000, with reserves of $50,000. See the Analysis of Credit Risk on page 13.

Noninterest Income and Expenses

     Noninterest income increased by 43.3% or $3,903,000 during the nine months ended September 30, 2000 versus 1999. Excluding the $1,470,000 gain on the sale of a building in the first quarter of 2000, the increase in noninterest income was 27.0% or $2,433,000, and was largely attributable to volume driven growth in return check charges, a component of service charges on deposit accounts, and fees from sales of investment products and debit card fees, which are classified as other noninterest income. These changes reflected branch acquisition. Gains on mortgage sales for the first nine months of the year declined in 2000, by 54.3% or $846,000, reflecting less production year-to-date September 30, 2000 versus 1999 and a greater percentage of overall production being retained in the bank's portfolio.

     For the nine months ended September 30, noninterest expenses increased 28.1%, or $7,867,000 to $35,851,000 in 2000 from $27,984,000 in 1999. The
Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Excluding the amortization of intangible assets and non-recurring costs for early-retirement benefits recorded in the third quarter of 2000, the increase in noninterest expenses was 18.8% or $5,209,000 in the first nine months of 2000 versus the same period of 1999. This increase was due in large part to higher salary and occupancy expenses reflecting the branches acquired in September 1999 along with openings of a branch office and a regional lending and sales center in Annapolis, Maryland, during 2000's first quarter. Also showing significant increases were communications expenses due in part to the increase in offices, and costs of consultants engaged to advise the Company regarding improvements in cost control and efficiency. Average full-time equivalent employees increased by 21 persons (up 4.8%) to 459 during the first nine months of 2000 compared to 438 during the first nine months of 1999. With the exclusion of nonoperating items of income and expense from earnings, the ratio of net income per average full-time-equivalent employee was level at $31,000 for the first nine months of both 2000 and 1999.

Income Taxes

     The effective tax rate for the first nine months of the year was 25.1% in 2000, compared to 27.5% in 1999 reflecting an increase in the ratio of nontaxable income to income before taxes as the Company has increased its holdings of tax-exempt securities.


C. RESULTS OF OPERATIONS - THIRD QUARTER 2000 AND 1999

     Third quarter net income of $4,126,000 ($0.43 per share-diluted) in 2000 was $588,000 or 12.5% below net income of $4,714,000 ($0.49 per share-diluted) shown for the same quarter of 1999. Excluding nonoperating items, earnings for the third quarter were $4,912,000 ($0.51 per share-diluted) in 2000 compared to $4,712,000 ($0.49 per share-diluted), representing an increase of 4.2%. Significant nonoperating items included costs of an early retirement opportunity plan in third quarter 2000 ($495,000 after tax) and intangibles amortization, which increased $371,000 after tax due to higher intangible assets resulting from the purchase of seven branch offices in September 1999.

     Tax-equivalent net interest income rose 8.4% during the third quarter of 2000 compared to the like three month period of 1999, to $15,481,000 from $14,286,000, showing the net effect of a 25.5% increase in the average earning asset base and a 60 basis point decrease in net interest margin.

(Third Quarter Results of Operations discussion continued on page 14)

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                                               9 Months Ended                  12 Months Ended
                                                             September 30, 2000               December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                          $8,231                           $7,350
Provision for credit losses                                                  2,090                            1,216
Loan charge-offs:
  Real estate-mortgage                                                        (134)                            (105)
  Real estate-construction                                                    (200)                               0
  Consumer                                                                    (236)                            (225)
  Commercial                                                                  (123)                             (85)
                                                          -------------------------       --------------------------
    Total charge-offs                                                         (693)                            (415)

Loan recoveries:
  Real estate-mortgage                                                           0                                0
  Real estate-construction                                                       0                                0
  Consumer                                                                      37                               48
  Commercial                                                                    32                               32
                                                          -------------------------       --------------------------
    Total recoveries                                                            69                               80
                                                          -------------------------       --------------------------
Net charge-offs                                                               (624)                            (335)
                                                          -------------------------       --------------------------
BALANCE, PERIOD END                                                         $9,697                           $8,231
                                                          =========================       ==========================
Net charge-offs to average loans
  (annual basis)                                                   0.10%                              0.05%
Allowance to total loans                                           1.07%                              1.00%


The following table presents nonperforming assets at the dates indicated:


                                                               September 30,                    December 31,
                                                                    2000                            1999
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                           $  540                           $  275
Loans 90 days past due                                                       1,823                            1,710
Restructured loans                                                               0                                0
                                                          -------------------------       --------------------------
  Total Nonperforming Loans*                                                 2,363                            1,985
Other real estate owned                                                        152                              163
                                                          -------------------------       --------------------------
  TOTAL NONPERFORMING ASSETS                                                $2,515                           $2,148
                                                          =========================       ==========================
Nonperforming assets to total assets                               0.15%                              0.13%

--------------------------------------------------------------------------------
* Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $5,118,000 at September 30, 2000, compared to $5,401,000 at December 31, 1999. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

(Third Quarter Results of Operations discussion continued from page 12)

         The provision for credit losses was $800,000 for the quarter ended September 30, 2000, compared to a provision of $266,000 for the same three-month period of 1999. The increase reflects the significant expansion of the loan portfolio according to management's plans. Net charge-offs of $287,000 were recorded for the third quarter of 2000, compared to net charge-offs of $29,000 for the third quarter of 1999.

         Noninterest income for the third quarter increased $1,228,000 or 39.6% in 2000, compared to 1999. Service charges on deposit accounts and the fee income component of other noninterest income posted significant increases due in large part to volume, reflecting branch acquisition. Comparing the same periods, gains on mortgage sales recorded no change and trust department income declined slightly.

         Excluding one-time costs for special early retirement benefits and non-operating amortization of intangible assets, noninterest expenses rose 17.3%, with the majority attributable to higher salary and occupancy expenses. These results reflect the acquisition of seven branches at the end of the third quarter of 1999 and new offices opened in 2000.


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

SANDY SPRING BANCORP, INC.
(Registrant)





By: HUNTER R. HOLLAR
   ------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: November 7, 2000





By: JAMES H. LANGMEAD
   -------------------
    James H. Langmead
    Vice President and Treasurer


  Date: November 7, 2000