Form 10-K405
period 2000-12-31
SANDY SPRING BANCORP INC
filed 2001-03-14
CIK 824410

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

                         Commission File Number 0-19065



                           SANDY SPRING BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          MARYLAND                                      52-1532952
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17801 GEORGIA AVENUE, OLNEY, MARYLAND         20832
(Address of principal executive offices)    (Zip Code)

                                 (301) 774-6400
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of the 9,133,199 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on February 26, 2001 was approximately $269 million based on the closing sales price of $29.44 per share of the registrant's Common Stock on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on February 26, 2001, 9,552,672 shares of the registrant's Common Stock were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2001 (the "Proxy Statement").

SANDY SPRING BANCORP, INC.


Index
-------------------------------------------------------------------------------------------------
Forward-Looking Statements                                                                      2

Form 10-K Cross Reference Sheet                                                                 3

Sandy Spring Bancorp                                                                            4

About This Report                                                                               4

Five Year Summary of Selected Financial Data                                                    5

Securities Listing, Prices and Dividends                                                        6

Management's Discussion and Analysis of Operations and Financial Condition                   7-19

Consolidated Financial Statements                                                           20-23

Notes to Consolidated Financial Statements                                                  24-41

Management's Statement of Responsibility                                                       42

Report of Independent Auditors                                                                 42

Other Material Required by Form 10-K

        Description of Business                                                             43-48

        Properties                                                                             49

        Exhibits, Financial Statements, and Reports on Form 8-K                             50-51

        Signatures                                                                             52


Forward-Looking Statements

Sandy Spring Bancorp makes forward-looking statements in the Management's Discussion and Analysis of Operations and Financial Condition and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

SANDY SPRING BANCORP, INC.


Form 10-K Cross Reference Sheet Material Incorporated by Reference

The following table shows the location in this Annual Report on Form 10-K or the Proxy Statement of the information required to be disclosed by SEC Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.


ITEM OF FORM 10-K                                          LOCATION
--------------------------------------------------------------------------------------------------------------------
PART I

Item 1.     Business                                       "Forward-Looking Statements" on page 2, "Sandy Spring
                                                           Bancorp, Inc." and "About This Report" on page 4, and
                                                           "Business" on pages 43 through 48.

Item 2.     Properties                                     "Properties" on page 49.

Item 3.     Legal Proceedings                              Note 18 "Litigation" on page 36.

Item 4.     Submission of Matters to a Vote                Not applicable. No matter was submitted to a vote of
            of Security Holders                            security holders during the fourth quarter of 2000.

Item 5.     Market for Registrant's Common Equity          "Securities Listing, Prices, and Dividends" on page 6.
            and Related Stockholder Matters

Item 6.     Selected Financial Data                        "Five Year Summary of Selected Financial Data" on page 5.

Item 7.     Management's Discussion and Analysis of        "Forward-Looking Statements" on page 2,
            Financial Condition and Results of Operations  "Management's Discussion and Analysis of Financial
                                                           Condition and Results of Operations" on pages 7
                                                           through 19.

Item 7A.    Quantitative and Qualitative Disclosures       "Forward-Looking Statements" on page 2 and "Market
            about Market Risk                              Risk Management" on pages 17 and 18.

Item 8.     Financial Statements and Supplementary Data    Pages 20 through 42.

Item 9.     Changes in and Disagreements with Accountants  Not applicable. During the past two years or any
            on Accounting and Financial Disclosure         subsequent period there has been no change in or
                                                           reportable disagreement with the certifying accountants
                                                           for Sandy Spring Bancorp or any of its subsidiaries.

PART II

Item 10.    Directors and Executive Officers of            The material labeled "Election of Directors--Information
            the Registrant                                 as to Nominees and Continuing Directors" and
                                                           "Compliance with Section 16(a) of the Securities
                                                           Exchange Act of 1934" in the Proxy Statement is
                                                           incorporated in this Report by reference.

                                                           Information regarding executive officers is included under the caption "Executive Officers" on page 48 of this Report.

Item 11.    Executive Compensation                         The material labeled "Corporate Governance and Other
                                                           Matters," "Executive Compensation," "Report of the
                                                           Human Resources Committee," and "Stock Performance
                                                           Comparisons" in the Proxy Statement is incorporated in
                                                           this Report by reference.

Item 12.    Security Ownership of Certain Beneficial       The material labeled "Stock Ownership of Directors
            Owners and Management                          and Executive Officers" in the Proxy Statement is
                                                           incorporated in this Report by reference.

Item 13.    Certain Relationships and Related              The material labeled "Transactions and Relationships
            Transactions                                   with Management" in the Proxy Statement is incorporated
                                                           in this Report by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and   "Exhibits, Financial Statements, and Reports on
            Reports on Form 8-K                            Form 8-K" on pages 50 through 51.

SIGNATURES                                                 "Signatures" on page 52.

Sandy Spring Bancorp, Inc.


Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring National Bank of Maryland, the oldest banking business native to Montgomery County. Independent and community-oriented, Sandy Spring National Bank traces its origin to 1868 and provides a wide range of financial services for individuals and businesses through 29 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties.

About This Report

The format of this report has been changed to increase information distributed to shareholders and to decrease the expenses of preparing and distributing annual financial and other information. In the past, Sandy Spring Bancorp has provided an annual report to shareholders along with the annual proxy materials, and also has prepared and filed a separate Annual Report on Form 10-K under the rules of the United States Securities and Exchange Commission ("SEC"). This year, we are distributing the 2000 Form 10-K report to shareholders with the annual proxy materials for the 2001 annual meeting. This report includes the entire Form 10-K, other than exhibits, as filed with the SEC. Please see page 51 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

THE SEC HAS NOT APPROVED OR DISAPPROVED THIS REPORT OR PASSED UPON ITS ACCURACY OR ADEQUACY.

Five Year Summary of Selected Financial Data


(Dollars in thousands, except per share data)           2000            1999           1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
Interest Income                                     $  118,680      $   94,387      $   84,272      $   75,565      $   66,621
Interest Expense                                        61,260          42,128          38,749          34,486          30,233
  Net Interest Income                                   57,420          52,259          45,523          41,079          36,388
Provision for Credit Losses                              2,690           1,216             552             986             308
Net Interest Income after Provision for
  Credit Losses                                         54,730          51,043          44,971          40,093          36,080
Noninterest Income, Excluding Securities Gains          17,251          12,230          11,270           8,495           6,517
Securities Gains                                           277             101             853             637              30
Noninterest Expenses                                    47,601          39,528          34,053          29,442          25,344
Income before Taxes                                     24,657          23,846          23,041          19,783          17,283
Income Tax Expense                                       5,887           6,330           6,936           6,588           5,789
Net Income                                              18,770          17,516          16,105          13,195          11,494

PER SHARE DATA:
Basic Net Income Per Share                          $     1.96      $     1.82      $     1.67      $     1.35      $     1.18
Diluted Net Income Per Share                              1.96            1.82            1.66            1.34            1.18
Dividends Declared                                        0.81            0.75            0.63            0.47            0.39
Book Value (at year end)                                 13.35           11.27           11.57           10.77            9.85
Tangible Book Value (at year end)(1)                     10.88            9.15           11.45           10.60            9.66

FINANCIAL CONDITION (AT YEAR END):
Assets                                              $1,773,001      $1,591,281      $1,343,471      $1,121,333      $  978,595
Deposits                                             1,242,927       1,165,372         954,571         853,011         806,341
Loans and Leases                                       967,817         826,125         624,412         558,893         523,166
Securities                                             666,927         630,039         613,579         464,734         361,806
Stockholders' Equity                                   127,558         108,720         110,937         104,675          96,581

PERFORMANCE RATIOS (FOR THE YEAR):
Return on Average Equity                                 16.79%          15.91%          15.02%          13.25%          12.81%
Return on Average Assets                                  1.12            1.26            1.36            1.28            1.27
Net Interest Margin                                       4.02            4.35            4.40            4.42            4.45
Efficiency Ratio(2)                                      56.48           56.07           55.95           56.74           56.72
Dividends Declared Per Share to
  Diluted Earnings Per Share                             41.33           41.21           37.95           35.07           33.05

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets                          6.68%           7.92%           9.02%           9.65%           9.90%
Allowance for Credit Losses to Loans and Leases           1.19            1.00            1.18            1.26            1.22
Nonperforming Assets to Total Assets                      0.16            0.13            0.13            0.26            0.48
Net Charge-offs to Average Loans and Leases               0.08            0.05            0.04            0.07            0.10

(1) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2) The Efficiency Ratio equals noninterest expenses as a percentage of tax-equivalent net interest income plus noninterest income. In this ratio, noninterest expenses exclude intangible asset amortization and, in 2000, the costs of an early retirement opportunity plan. Noninterest income excludes gains on sales of securities and, in 2000, gains on sale of premises and mortgage servicing rights.

Securities Listing, Prices and Dividends


STOCK LISTING

Common shares of Sandy Spring Bancorp are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol SASR. Trust preferred securities of Sandy Spring Capital Trust I are traded on the NASDAQ National Market under the symbol SASRP.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038


RECENT STOCK PRICES AND DIVIDENDS

Shareholders received quarterly cash dividends totaling $7,749,000 in 2000 and $7,201,000 in 1999. Regular dividends have been declared for one hundred consecutive years. Sandy Spring Bancorp (the "Company") has increased its dividends per share each year for the past twenty years. Since 1995, dividends per share have risen at a compound annual growth rate of 20.4%. The increase in dividends per share was 8.0% in 2000.

The ratio of dividends per share to diluted net income per share was 41.3% in 2000, compared to 41.2% for 1999. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the dividend reinvestment and stock purchase plan totaled 97,927 in 2000 and 90,318 in 1999.

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 480,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be reissued under the Company's dividend reinvestment, stock option and benefit plans, as well as for other corporate purposes. Shares repurchased under this program totaled 193,234 in 2000 and 29,529 in 1999. A total of 634,939 shares have been repurchased since 1997, when stock repurchases began under a prior plan, through December 31, 2000.

The number of common shareholders of record was approximately 2,300 as of February 10, 2001.


QUARTERLY STOCK INFORMATION
                                           2000                                     1999
--------------------------------------------------------------------------------------------------------
                              STOCK PRICE RANGE      PER SHARE        Stock Price Range       Per Share
Quarter                        LOW        HIGH       DIVIDEND         Low         High        Dividend
--------------------------------------------------------------------------------------------------------
1st                           $19.19     $26.00        $0.20         $27.25      $30.63        $0.18
2nd                            20.31      24.25         0.20          26.50       29.25         0.19
3rd                            21.75      25.00         0.20          24.88       31.00         0.19
4th                            21.00      23.38         0.21          25.88       31.00         0.19
                                                       -----                                   -----
  Total                                                $0.81                                   $0.75
                                                       -----                                   -----

Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Sandy Spring Bancorp, Inc. and subsidiaries (the "Company") achieved favorable growth in loans and noninterest income in the year 2000, while continuing to post consistent increases in net income and return on equity ("ROE"). According to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company's ROE for the nine months ended September 30, 2000 was in the 70th percentile of all U.S. bank holding companies with assets between $1-3 billion.

Bancorp's operating earnings, which are net earnings excluding gains on the sale of investments and other non-recurring transactions and the non-cash amortization of acquisition intangibles, was $19,638,728 ($2.05 per diluted share) for 2000 versus $18,049,717 ($1.87 per diluted share) in 1999, a 9% increase. Net income for the year increased $1,254,000 in 2000 over 1999, to $18,770,000 ($1.96 per diluted share) from $17,516,000 ($1.82 per diluted share)
in 1999, a 7% increase. Return on average equity increased in 2000 to 16.79% from 15.91% in 1999 while return on average assets declined from 1.26% to 1.12%, due primarily to a lower net interest margin.

In 2000, average loans and leases increased 26% as compared to a five-year compound growth rate of 13%. This increased growth rate during the past year was due to growth in all major segments of the loan portfolio, particularly in consumer loans and residential mortgages. In December 2000, the Company acquired $31.3 million in leases of The Equipment Leasing Company in Sparks, Maryland. This acquisition adds an additional product to our commercial lines of business.

Our largest revenue category, net interest income grew 10% in 2000, compared to 1999. This increase was due to a 20% increase in average earning assets, which was partially offset by the decline in the net interest margin to 4.02% from 4.35% in the prior year. Much of this margin decrease resulted from competitive pressure on loan and deposit pricing. Continued lower margins earned in the Company's leverage program also reduced the margin during 2000. This program uses borrowed funds to invest in securities at positive spreads that are typically lower than spreads on other earning assets.

Noninterest income grew $5.2 million to $17.5 million in 2000 versus $12.3 million in 1999, a 42% increase. These results in 2000 included a $1.5 million gain on sale of premises and $0.4 million gain on the sale of mortgage servicing rights. Excluding the above nonrecurring transactions and securities gains, noninterest income increased 26% in 2000 over 1999. This increase in core noninterest income was due in part to a significant increase in transaction processing fees and sales of investment products resulting from an increased emphasis on sales of products together with an expanded network of branches and ATMs. Somewhat offsetting the above increases was a decline in income from mortgage banking activities due primarily to higher levels of interest rates during 2000. In the past five years, the Company has diversified its revenue, so that our core noninterest revenues now comprise about 20% of total revenue, up from 13% in 1995.

In 2000, the Company's efficiency ratio at 56.48%, which is a measure of operating cost management, was stable and favorable to other banking companies. Total noninterest expenses increased 20% over 1999 compared to a five-year compound growth rate of 16%. This increase reflected higher intangible asset amortization resulting from the acquisition of seven community banking offices in September 1999 and, to a lesser extent, the cost of an early retirement plan offered in late 2000. Excluding the above, noninterest expense grew 14% in 2000 over 1999. Much of this increase was due to the full year impact in 2000 of the seven branch offices acquired in September 1999.

Asset quality remained favorable in 2000. The ratio of net credit losses to average loans was .08% in 2000 versus .05% in 1999. At year-end, the allowance for credit losses represented 4.6 times the level of year-end nonperforming loans and leases. The additional provision for credit losses in 2000, as compared to 1999 ($2.7 million versus $1.2 million), reflects the significant growth in the loan and lease portfolio mentioned above.

CHANGES IN DILUTED NET INCOME PER COMMON SHARE
                                                                           2000 TO 1999       1999 to 1998
----------------------------------------------------------------------------------------------------------
Prior Year Diluted Net Income Per Share                                        $ 1.82            $ 1.66
  Change from differences in:
    Net interest income                                                          0.40              0.53
    Provision for credit losses                                                 (0.10)            (0.05)
    Noninterest income                                                           0.36              0.02
    Noninterest expenses                                                        (0.56)            (0.37)
    Income Taxes                                                                 0.03              0.02
    Shares outstanding                                                           0.01              0.01
----------------------------------------------------------------------------------------------------------
      Total                                                                      0.14              0.16
----------------------------------------------------------------------------------------------------------
DILUTED NET INCOME PER SHARE                                                   $ 1.96            $ 1.82
==========================================================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES(1)
                                                        2000                                           1999
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands                   AVERAGE                            YIELD/     Average                           Yield/
 and tax-equivalent)                    BALANCE       INTEREST              RATE      Balance        Interest            Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans and Leases:(2)
  Real estate(3)                      $   577,470    $    49,292            8.54%   $   480,411    $    40,529            8.44%
  Consumer                                203,066         17,231            8.49        137,234         11,283            8.22
  Commercial loans and leases             102,691          9,521            9.27         82,330          7,374            8.96
                                      -----------    -----------                    -----------    -----------
  Total loans                             883,227         76,044            8.61        699,975         59,186            8.46
Securities:
  Taxable                                 486,775         33,261            6.83        444,146         28,874            6.50
  Nontaxable                              157,552         12,765            8.10        135,952          9,575            7.04
                                      -----------    -----------                    -----------    -----------
    Total securities                      644,327         46,026            7.14        580,098         38,449            6.63
Interest-bearing deposits
 with banks                                 1,872            112            5.98          4,006            218            5.44
Federal funds sold                         25,608          1,649            6.44         15,357            793            5.16
                                      -----------    -----------                    -----------    -----------
TOTAL EARNING ASSETS                    1,555,034        123,831            7.96%     1,299,436         98,646            7.59%
Less: allowance for credit losses          (9,044)                                       (7,590)
Cash and due from banks                    35,847                                        37,234
Premises and equipment, net                31,813                                        28,606
Other assets                               58,969                                        32,823
                                      -----------                                   -----------
    Total Assets                      $ 1,672,619                                   $ 1,390,509
                                      ===========                                   ===========


LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand deposits      $   153,035    $     1,664            1.09%   $   134,151    $     1,860            1.39%

Regular savings deposits                  105,221          2,112            2.01        104,808          2,114            2.02
Money market savings deposits             304,501         12,816            4.21        191,836          5,710            2.98
Time deposits                             427,627         23,163            5.42        394,236         19,453            4.93
                                      -----------    -----------                    -----------    -----------
    Total interest-bearing deposits       990,384         39,755            4.01        825,031         29,137            3.53
Short-term borrowings                     274,444         15,647            5.70        233,600         11,249            4.82
Long-term borrowings                       74,659          5,858            7.85         33,690          1,742            5.17
                                      -----------    -----------                    -----------    -----------

TOTAL INTEREST-
 BEARING LIABILITIES                    1,339,487         61,260            4.57      1,092,321         42,128            3.86
                                                     -----------            ----                   -----------            ----
  Net Interest Income
   and Spread                                        $    62,571            3.39%                  $    56,518            3.73%
                                                     ===========            ====                   ===========            ====
Noninterest-bearing
 demand deposits                          215,111                                       186,145
Other liabilities                           6,230                                         1,922
Stockholders' equity                      111,791                                       110,121
                                      -----------                                   -----------
  Total Liabilities and
   Stockholders' Equity               $ 1,672,619                                   $ 1,390,509
                                      ===========                                   ===========
Interest income/earning assets                                              7.96%                                         7.59%
Interest expense/earning assets                                             3.94                                          3.24
                                                                            ----                                          ----
  Net Interest Margin                                                       4.02%                                         4.35%
                                                                            ====                                          ====


CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES(1)
                                                       1998
---------------------------------------------------------------------------------
(Dollars in thousands                   Average                            Yield/
 and tax-equivalent)                    Balance       Interest              Rate
---------------------------------------------------------------------------------
ASSETS
Loans and Leases:(2)
  Real estate(3)                      $   411,887    $    36,945            8.97%
  Consumer                                102,862          9,169            8.91
  Commercial loans and leases              76,867          7,114            9.25
                                      -----------    -----------
  Total loans                             591,616         53,228            9.00
Securities:
  Taxable                                 403,562         26,434            6.55
  Nontaxable                               92,168          6,733            7.31
                                      -----------    -----------
    Total securities                      495,730         33,167            6.69
Interest-bearing deposits
 with banks                                 2,088            100            4.79
Federal funds sold                         22,278          1,181            5.30
                                      -----------    -----------
TOTAL EARNING ASSETS                    1,111,712         87,676            7.89%
Less: allowance for credit losses          (7,298)
Cash and due from banks                    30,061
Premises and equipment, net                28,326
Other assets                               25,445
                                      -----------
    Total Assets                      $ 1,188,246
                                      ===========


LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand deposits      $   117,217    $     2,605
                                                                            2.22%
Regular savings deposits                   94,900          2,392            2.52
Money market savings deposits             154,677          4,844            3.13
Time deposits                             366,604         19,353            5.28
                                      -----------    -----------
    Total interest-bearing deposits       733,398         29,194            3.98
Short-term borrowings                     173,354          8,722            5.03
Long-term borrowings                       15,140            833            5.50
                                      -----------    -----------

TOTAL INTEREST-
 BEARING LIABILITIES                      921,892         38,749            4.20
                                                     -----------            ----
  Net Interest Income
   and Spread                                        $    48,927            3.69%
                                                     ===========            ====
Noninterest-bearing
 demand deposits                          154,866
Other liabilities                           4,254
Stockholders' equity                      107,234
                                      -----------
  Total Liabilities and
   Stockholders' Equity               $ 1,188,246
                                      ===========
Interest income/earning assets                                              7.89%
Interest expense/earning assets                                             3.49
                                                                            ----
  Net Interest Margin                                                       4.40%
                                                                            ====


(1) Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

(2) Non-accrual loans are included in the average balances.

(3) Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

NET INTEREST INCOME

The largest source of operating revenue is net interest income, which is the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income for 2000 was $57,420,000, representing an increase of $5,161,000 or 9.9% from 1999. A 14.8% increase was achieved in 1999, compared to 1998, resulting in net interest income of $52,259,000.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled "Consolidated Average Balances, Yields and Rates") reveals declining net interest margins accompanied by substantial increases in average earning assets each year over the three year period ended December 31, 2000. As a result, the Company was able to achieve tax-equivalent net interest income of $62,571,000 in 2000, representing a 10.7% annual increase, and $56,518,000 in 1999, representing a 15.5% annual increase, preceded by $48,927,000 in 1998. The table below reveals that the percentage increase in tax-equivalent net interest income for 2000 has declined, compared to 1999. This was attributable to the greater effect of changing rates relative to changing volumes in 2000. Pressure on the net interest margin in recent years is an industry-wide trend and a significant challenge for management. It has lead to greater sophistication in margin management and heightened emphasis on growing noninterest revenues.

EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
                                                           2000 VS. 1999                            1999 vs. 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                   INCREASE          DUE TO CHANGE          Increase          Due to Change
                                                      OR             IN AVERAGE:*              or              in Average:*
(In thousands and tax-equivalent)                 (DECREASE)      VOLUME        RATE       (Decrease)      Volume          Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
  Loans and leases                                 $ 16,858      $ 15,755     $  1,103      $  5,958      $  9,309      $ (3,351)
  Taxable securities                                  4,387         2,863        1,524         2,440         2,639          (199)
  Nontaxable securities                               3,190         1,639        1,551         2,842         3,092          (250)
  Other investments                                     750           486          264          (270)         (261)           (9)
                                                   --------                                 --------
    Total Interest Income                            25,185        20,162        5,023        10,970        14,362        (3,392)
Interest expense on funding of earning assets:
  Interest-bearing demand deposits                     (196)          239         (435)         (745)          337        (1,082)
  Regular savings deposits                               (2)            8          (10)         (278)          233          (511)
  Money market savings deposits                       7,106         4,169        2,937           866         1,116          (250)
  Time deposits                                       3,710         1,721        1,989           100         1,408        (1,308)
  Total borrowings                                    8,514         4,543        3,971         3,436         3,845          (409)
                                                   --------                                 --------
    Total Interest Expense                           19,132        10,509        8,623         3,379         6,750        (3,371)
                                                   --------      --------     --------      --------      --------      --------
      Net Interest Income                          $  6,053      $  9,653     $ (3,600)     $  7,591      $  7,612      $    (21)
                                                   ========      ========     ========      ========      ========      ========

* Variances are computed line-by-line and do not add to the totals shown. Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Management's Discussion and Analysis of Financial Condition and Results of Operations


INTEREST INCOME

The Company's tax-equivalent interest income increased by 25.5%, or $25,185,000, in 2000, compared to 1999. This improvement was primarily the result of a 19.7%, or $255,598,000, increase in average earning assets, combined with the effects of a 37 basis point increase in average yield earned on those funds.

During 2000, average loans, yielding 8.61%, rose 26.2% to $883,227,000. All three major loan categories increased by more than 20%. Average consumer loans rose 48.0%, attributable primarily to substantial increases in installment loans and second mortgages, while, within the real estate category, average residential mortgages recorded a 40.7% increase. As a percentage of average earning assets, average loans increased for the third consecutive year, to 56.8%, from 53.9% in 1999 and 53.2% in 1998. Average total securities, yielding 7.14%, increased 11.1% to $644,327,000 in 2000. They represented 41.4% of average earning assets in 2000, as compared to 44.6% in 1999. The Company expanded its leverage activities during 2000, through which growth in securities is funded by Federal Home Loan Bank of Atlanta advances. The net interest margin would have been 51 basis points higher in 2000 had it not been for the leverage programs. However, the return on average equity and earnings per share increased due to leverage. Tax-equivalent interest income increased by 12.5% or $10,970,000 in 1999, compared to 1998, due to substantially higher average earning assets, tempered by the effects of a decline in average yield earned on those funds.

INTEREST EXPENSE

Interest expense increased 45.4% or $19,132,000 in 2000, compared to 1999. The change was attributable to the combined effects of 22.6% or $247,166,000 greater average interest-bearing liabilities and a 71 basis point increase in the average rate paid for those funds, to 4.57% from 3.86%.

All major categories of interest-bearing liabilities increased, except for regular savings deposits which were essentially level. The largest increase occurred in average money market savings, up 58.7% or $112,665,000, primarily as a result of the acquisition of branches in September 1999. Average total borrowings, the most expensive funding source, also increased substantially, by 30.6% or $81,813,000. This change was evenly distributed between short and long term borrowings. As previously mentioned, there was an increase in leverage on the average balance sheet in 2000. The average rate paid on money market savings deposits increased by 123 basis points in 2000, compared to 1999, representing a 41.3% increase, while the average rate for borrowings increased by 130 basis points, representing a 26.7% increase.

Interest expense increased 8.7% or $3,379,000 in 1999, as compared to 1998, due to 18.5% or $170,429,000 higher average interest-bearing liabilities, accompanied by a 34 basis point decline in the average rate paid for those funds.

INTEREST RATE PERFORMANCE

Net interest margin, the profit margin achieved on the Company's earning asset base, declined by 33 basis points in 2000, compared to 1999. The net interest spread recorded a similar decline. On an average basis, interest rates were higher in 2000 than a year earlier, and the increase was more pronounced for interest-bearing liabilities than for interest-earning assets which was consistent with the Company's interest rate risk profile. The decline in net interest margin was 5 basis points in 1999, compared to 1998, and the net interest spread increased by 4 basis points.

During 2000, interest rates rose significantly from the middle of the first quarter to the middle of the second quarter and stayed at approximately that level until declining late in the year. The increase in average interest rates earned on assets did not keep pace with the increase in average rates paid on liabilities in large part due to competitive pressures on loan pricing. With regard to liabilities, the introduction of a more expensive money market account product (directly tied to a market index), and a shift in balances to this product, resulted in a higher average cost of funds. The result of the interplay of these factors on earning assets and interest-bearing liabilities produced a 28 basis point decline in the net interest margin earned on traditional banking products and services. In addition, calls in the borrowing component of the leverage programs, resulting in refunding at a higher rate of interest, produced another 5 basis point decline in net interest margin in 2000, compared to 1999.

NONINTEREST INCOME

Total noninterest income was $17,528,000 in 2000, a 42.1% or $5,197,000 increase from 1999. Excluding non-operating items, the increase in noninterest income was 25.9% or $3,167,000. Non-operating items included the $1,470,000 gain on the sale of premises during the first quarter of 2000, the $384,000 gain on the sale of mortgage servicing rights in the fourth quarter of 2000, and $176,000 higher securities gains in 2000, compared to 1999. The Company has made it an organizational priority to grow and diversify its sources of noninterest income. During 2000, significant increases were achieved in transaction based service fees, income from the sale of investment products, and fees from unfunded loan commitments. Noninterest income grew by of 1.7% or $208,000 in 1999, versus 1998. The increase in noninterest income during 1999, exclusive of the decline in non-operating securities gains, was 8.5% or $960,000, compared to 1998.

Securities gains were $277,000 in 2000, an increase of $176,000 from $101,000 for 1999. Securities gains of $853,000 were recorded in 1998. During 2000, the sale of available-for-sale debt securities generated net losses of $55,000, while gains of $332,000 were realized on sales of available-for-sale equity securities. During 1999, sales of available-for-sale debt securities generated $122,000 in net losses, compared to $223,000 in gains on sales of available-for-sale equity securities.

Service charges on deposit accounts increased 29.8% in 2000 and 13.9% in 1999. A large part of the change in both years was attributable to increases in service charges on personal, commercial and small business checking accounts.

Gains on mortgage sales decreased for the second consecutive year. The decrease was 40.3% or $714,000 in 2000, compared to 1999, and 30.6% or $783,000 in 1999, compared to 1998. During 2000, originations of loans held for sale declined due to higher interest rates (especially early in the year), along with client preferences for intermediate adjustable rate mortgage (ARM) products that are held in portfolio. The Company achieved a wider profit margin on its mortgage sales in 2000, compared to 1999, resulting in gains of $1,058,000 on sales of $64,166,000 versus gains of $1,772,000 on a much higher volume of sales, $145,074,000, in 1999.

Trust income amounted to $1,653,000 for 2000, an increase of $93,000 or 6.0% over 1999, due primarily to higher fees from the addition of new accounts, resulting in higher assets under management, partially offset by the effects of declining equity prices. Revenues of $1,560,000 for 1999 represented an increase of $148,000 or 10.5% over 1998.

Other income increased $2,802,000 or 65.3% to $7,095,000 for 2000, compared to $4,293,000 for 1999. The majority of the increase during 2000 was attributable to higher investment product income (up $715,000), fees from unfunded loan commitments (up $508,000), and debit card fees (up $365,000), along with a $384,0000 nonoperating gain on the sale of mortgage servicing rights. The rise in other income was $1,034,000 or 31.7% in 1999, compared to 1998, attributable primarily to higher investment product and debit card fees.

NONINTEREST EXPENSES

Noninterest expenses increased $8,073,000 or 20.4% in 2000 over 1999, and $4,611,000 or 16.1% in 1999 over 1998. On an operating basis, the percentage increases were 14.2% in 2000 and 14.4% in 1999, compared to each prior year. Nonoperating items which have been excluded from these results were intangible asset amortization and, in 2000, non-recurring costs of early-retirement benefits. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses with the goal of maximizing profitability over time.

The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, marketing expenses, outside data services costs, intangible asset amortization and other noninterest expenses associated with the day-to-day operations of the Company.

Salaries and employee benefits, the largest component of noninterest expenses, increased $2,438,000 or 10.9% in 2000, and $2,640,000 or 13.3% in 1999.
Efficient staffing is a goal of management. Staff additions are made carefully with a view toward achieving gains in financial performance. Without non-recurring expenses of $744,000 for early retirement benefits, the rate of increase for 2000 was 7.5%. Net staffing increases were limited during 2000, as one new branch was opened (Annapolis market), one branch was closed (Fairfax, Virginia), two branches were consolidated into one (Annapolis market), 13 employees took advantage of the Company's 2000 early retirement program, and other staff reductions occurred from a corporate-wide re-engineering initiative. Average full-time equivalent employees reached 452 in 2000, representing an increase of only 1.6% from 445 in 1999, which was 6.7% above 417 recorded for 1998. The ratio of net income per average full-time equivalent employee increased to $42,000 in 2000 from $39,000 recorded for the prior two years. The Company acquired seven branches in September 1999, and a full year's effect of this transaction on salaries and employee benefits was realized in 2000. Increases in staff, including those accompanying branch expansion, had a greater effect on salaries and benefits in 1999.

In 2000, occupancy expense rose 46.3% or $1,509,000. The rate of increase was 17.7% in 1999. Higher occupancy expense in both years primarily reflected increases in rental expenses, net of rental income, related to increases in leased premises.

Equipment expenses for 2000 were 20.1% above 1999, due largely to higher depreciation charges, software costs and service costs on equipment. Equipment expenses decreased 4.4% in 1999, as compared to 1998.

Marketing expense decreased by $281,000 or 18.0% to $1,282,000 for 2000, as similar results were achieved through careful channeling of efforts into more effective, less costly types of advertising. This decrease followed a significant increase in marketing expenses in 1999, attributable in large part to cable television and radio advertising for name recognition and image awareness.

Outside data services costs rose 22.1% or $429,000 in 2000. The increase was 30.0% or $449,000 in 1999, as compared to 1998. The branch acquisition in the fourth quarter of 1999 caused an increase in these costs in the remainder of 1999 and in 2000. Additional costs were also incurred during 2000 for internet banking initiatives.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Intangible asset amortization increased by $1,840,000 or 187.0% in 2000 and by $613,000 or 165.2% in 1999. Increases in both years primarily reflected goodwill associated with the branch acquisition in September 1999 which is being amortized over a relatively short period of time.

Other noninterest expenses of $8,248,000 were $1,601,000 or 24.7% above 1999, attributable largely to consulting fees and communications costs. The percentage increase in other expenses was 14.7% in 1999.

OPERATING EXPENSE PERFORMANCE

Management views the efficiency ratio as an important measure of overall operating expense performance and cost management. The ratio expresses the level of noninterest expenses as a percentage of total revenue (tax-equivalent net interest income plus total noninterest income). Lower ratios indicate improved productivity. The computation excludes significant non-operating items of noninterest expenses and income. Such non-operating expenses include intangible asset amortization and, in 2000, non-recurring costs of an early retirement opportunity plan. Non-operating income items encompassed gains on sales of securities and, in 2000, gains on the sale of premises and mortgage servicing rights.

During 2000, the Company's efficiency ratio was 56.5%, compared to ratios of 56.1% achieved in 1999 and 56.0% in 1998. These ratios are favorable when compared to banking companies of similar size.

PROVISION FOR INCOME TAXES

Income tax expense amounted to $5,887,000 in 2000, compared with $6,330,000 in 1999 and $6,936,000 in 1998. The resulting effective tax rates were 23.9% for 2000, 26.5% for 1999, and 30.1% for 1998. The declining effective tax rates reflected increasing ratios of nontaxable income to income before taxes as holdings of tax-exempt securities increased.

BALANCE SHEET ANALYSIS

The Company's total assets reached $1,773,001,000 at December 31, 2000, an increase of 11.4% or $181,720,000 from $1,591,281,000 at December 31, 1999.
Earning assets increased 12.4% or $181,352,000 in 2000, to $1,648,557,000 at
December 31, 2000 from $1,467,205,000 at the prior year-end.

LOANS AND LEASES

Real estate mortgage loans rose $26,074,000 or 5.5% to $499,151,000 in 2000. Included in this category are commercial mortgages, which decreased $5,284,000 or 2.2% during 2000 to $232,640,000 at December 31, 2000. In general, the Company's commercial mortgages consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Residential mortgages, most of which are 1-4 family, increased $31,358,000 or 13.3% to represent $266,511,000 of the real estate mortgage portfolio at December 31, 2000.

Real estate construction loans increased $27,414,000 or 35.6% to $104,391,000 from 1999, attributable to increases in both categories, commercial construction and, to a lesser extent, residential construction. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers. Residential construction lending has been a specialty of the Bank for many years.

The consumer loan portfolio rose $30,444,000 or 16.6% to $213,841,000 at December 31, 2000. Consumer lending continues to be very important to the Company's full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, credit cards and other lines of credit, and student loans. Virtually all of the consumer loan growth during 2000 occurred in installment loans, principally marine loan financings, and in home equity products.

The Company devotes significant resources and attention to seeking and then serving commercial clients. Over the years, these clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment. Commercial loans and leases increased $57,760,000 or 62.3% in 2000. These results include the acquisition of $31,304,000 in leases during 2000, without which the rate of increase in the category would have been 28.5%.

ANALYSIS OF LOANS AND LEASES

The following table presents the trends in the composition of the loan and lease portfolio over the previous five years.

                                                         December 31
----------------------------------------------------------------------------------------------
(Dollars in thousands)             2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------
Real estate--mortgage(1)         $499,151     $473,007     $362,843     $326,713     $310,785
Real estate--construction(2)      104,391       76,977       71,948       57,687       47,654
Consumer                          213,841      183,397      110,362      101,969       96,233
Commercial loans and leases       150,434       92,674       79,259       72,524       68,494
----------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES           $967,817     $826,125     $624,412     $523,166     $523,166
==============================================================================================

(1) Consists of fixed and adjustable rate residential first mortgage loans, residential lot loans and commercial mortgage loans. Home equity loans and home equity lines are classified as consumer loans.

(2) Includes both residential and commercial properties.

The following table sets forth information as of December 31, 2000, regarding the loan maturities and interest rate sensitivity for real estate-construction and commercial loans.

                                                     Years
-------------------------------------------------------------------------------
(Dollars in thousands)          1 or Less    Over 1-5      Over 5       Total
-------------------------------------------------------------------------------
Real estate--construction       $ 98,488     $  5,903     $      0     $104,391
Commercial loans and leases       75,465       66,087        8,882      150,434
-------------------------------------------------------------------------------
    Total                       $173,953     $ 71,990     $  8,882     $254,825
===============================================================================
Rate Terms:
  Fixed                         $ 32,109     $ 66,058     $  8,882     $107,049
  Variable or adjustable         141,844        5,932            0      147,776
-------------------------------------------------------------------------------
    Total                       $173,953     $ 71,990     $  8,882     $254,825
===============================================================================

SECURITIES

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 5.9% or $36,888,000 to $666,927,000 at December 31, 2000 from $630,039,000 at December 31, 1999. The Company's strives to maximize earnings and maintain liquidity through an investment portfolio bearing low credit risk. To the extent practicable, management matches the types and maturities of securities purchased with current and projected liquidity requirements and interest rate sensitivity positions.

The Company has leverage programs through which investments, primarily available-for-sale securities, are funded by Federal Home Loan Bank of Atlanta advances. The percentage of the investment portfolio funded in this manner increased to 29.4% at December 31, 2000, from 19.0% at December 31, 1999. The leverage programs are managed to better utilize available capital to achieve higher returns on equity and earnings per share.

A majority of the increase in the investment portfolio reported above was attributable to the purchase of trust preferred securities of other financial institutions, which accounted for 3.6% of total securities at December 31, 2000. The composition of the remainder of the investment portfolio remained similar to that of a year earlier. At December 31, 2000, U.S. Agencies made up 66.0% of total investments, state and municipal bonds 23.6%, mortgage-backed securities 3.4%, and equity securities 2.9%.

Management's Discussion and Analysis of Financial Condition and Results of Operations


ANALYSIS OF SECURITIES

The composition of securities at December 31 for each of the latest three fiscal years was:

(Dollars in thousands)                   2000         1999         1998
-------------------------------------------------------------------------
AVAILABLE-FOR-SALE:(1)
  U.S. Agency                          $418,460     $422,665     $441,775
  State and municipal                    44,317       57,797       60,957
  Mortgage-backed(2)                     22,921       22,550       30,547
  Corporate debt                          3,148            0            0
  Trust preferred                        23,817            0            0
  Marketable equity securities            5,198        5,703        6,363
-------------------------------------------------------------------------
    Total                               517,861      508,715      539,642
HELD-TO-MATURITY AND OTHER EQUITY:
  U.S. Agency                            22,020        6,538        3,346
  State and municipal                   112,859       98,579       52,111
  Other equity securities                14,187       16,207       18,480
-------------------------------------------------------------------------
    Total                               149,066      121,324       73,937
-------------------------------------------------------------------------
TOTAL SECURITIES(3)                    $666,927     $630,039     $613,579
=========================================================================

(1) At estimated fair value.

(2) Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2000, 1999 or 1998.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2000 are presented below. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

                                                          Years to Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                             Within             Over 1            Over 5               Over
                                               1               through 5         through 10             10
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount    Yield     Amount   Yield     Amount   Yield     Amount   Yield     Total     Yield
------------------------------------------------------------------------------------------------------------------------------------
DEBT SECURITIES AVAILABLE-FOR-SALE:
  U.S. Agency                         $      0        0%   $193,911   6.17%   $198,644   6.50%   $ 29,332   7.12%   $421,887   6.39%
  State and municipal*                   8,801     7.32       6,637   7.09      13,059   7.04      15,552   7.21      44,049   7.16
  Mortgage-backed                            9     8.97         166   9.54       5,799   7.10      16,787   7.47      22,761   7.39
  Corporate debt                             0        0           0      0       3,096   7.44           0      0       3,096   7.44
  Trust preferred                            0        0           0      0           0      0      24,255   9.65      24,255   9.65
                                      --------             --------           --------           --------           --------
    Total                             $  8,810     7.32%   $200,714   6.21%   $220,598   6.56%   $ 85,926   7.91%   $516,048   6.66%
                                      ========             ========           ========           ========           ========
DEBT SECURITIES HELD-TO-MATURITY:
  U.S. Agency                         $      0        0%   $      0      0%   $  7,042   7.56%   $ 14,978   8.03%   $ 22,020   7.88%
  State and municipal*                       0        0       9,096   6.88      14,538   7.09      89,225   7.30     112,859   7.24
                                      --------             --------           --------           --------           --------
    Total                             $      0        0%   $  9,096   6.88%   $ 21,580   7.24%   $104,203   7.41%   $134,879   7.34%
                                      ========             ========           ========           ========           ========

* Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate.

OTHER EARNING ASSETS

Residential mortgage loans held for sale increased $4,549,000 in 2000, while the aggregate of federal funds sold and interest-bearing deposits with banks decreased $1,777,000.

DEPOSITS AND BORROWINGS

Total deposits were $1,242,927,000 at December 31, 2000, increasing $77,555,000 or 6.7% from $1,165,372,000 at December 31, 1999. Growth was achieved for noninterest-bearing demand deposits, up $36,877,000 or 17.9%, with increases recorded for all major categories, especially small business checking. Interest-bearing deposits increased $40,678,000 or 4.2%, attributable almost entirely to the money market savings account component, which increased by 23.2%.

Total borrowings increased $80,272,000 or 25.7% to $392,368,000 at December 31, 2000 from $312,096,000 at December 31, 1999. Short-term borrowings increased by $69,338,000 or 29.0%. Most of this change was due to $65,000,000 or 55.5% higher short-term Federal Home Loan Bank of Atlanta advances. In addition, repurchase agreements, which are related primarily to commercial cash management services, rose $24,908,000 or 26.3%. Partially offsetting these increases, federal funds purchased declined by $20,570,000 or 76.0%. Other long-term borrowings increased $10,934,000 or 28.7%, attributable entirely to an increase in long-term Federal Home Loan Bank of Atlanta advances. Greater leverage was achieved in 2000 through increases in Federal Home Loan Bank of Atlanta borrowings (see the discussion of the leverage programs in the section above entitled "Securities").

CAPITAL MANAGEMENT

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2000, total stockholders' equity increased 17.3% or $18,838,000 to $127,558,000 at December 31, 2000, from $108,720,000 at December
31, 1999. Internal capital generation and the change in accumulated other comprehensive loss shared responsibility for this increase in total stockholders' equity. Internal capital generation (net income less dividends) added $11,021,000 to equity during 2000, representing a rate, when considered as a percentage of average total stockholders' equity, of 9.9% for 2000, up from 9.4% recorded in 1999. Year-end accumulated other comprehensive income (loss) (comprised of net unrealized gains and losses on available-for-sale securities) increased in 2000, as compared to 1999, due to lower interest rates in the second half of 2000, resulting in $9,877,000 higher total stockholders' equity. Excluding accumulated other comprehensive loss, total stockholders' equity rose $8,961,000 or 7.4%.

External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan totaled $2,098,000 during 2000. Share repurchases amounted to $4,158,000 over the same period, for a net decrease in stockholders' equity from these sources of $2,060,000. The ratio of average equity to average assets was 6.68% for 2000, as compared to 7.92% for 1999 and 9.02% for 1998.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2000, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 13.73%, a tier 1 risk-based capital ratio of 12.69%, and a leverage ratio of 8.21%. Tier 1 capital of $141,057,000 and total capital of $152,587,000 each included $35,000,000 in trust preferred securities as permitted under Federal Reserve Guidelines (see Note 10--Long-Term Borrowings of the Notes to the Consolidated Financial Statements). As of December 31, 2000, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in Note 21--Regulatory Matters of the Notes to the Consolidated Financial Statements.

CREDIT RISK MANAGEMENT

The Company maintains an allowance for credit losses to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and leases, and the unallocated allowance. The methodology is described more fully in Note 1 to the Consolidated Financial Statements.

Management believes that the allowance for credit losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table presents a five-year history for the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans and leases in each category (dollars in thousands).

                                                                            December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                       2000                1999                 1998                 1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
                                             LOAN                 Loan                Loan                 Loan               Loan
                                 AMOUNT      MIX      Amount      Mix      Amount     Mix       Amount     Mix      Amount    Mix
-----------------------------------------------------------------------------------------------------------------------------------
Amount applicable to:
  Real estate-mortgage          $   551        52%   $   766        57%   $ 1,095        58%   $ 1,213       58%   $   425       60%
  Real estate-construction          738        11        331         9        210        12        224       11        745        9
  Consumer                          377        22        335        22        201        18        215       18        193       18
  Commercial loans and leases     1,350        15        637        12        706        12        774       13      1,015       13
  Unallocated                     8,514                6,162                5,138                4,590               4,013
                                -------              -------              -------              -------             -------
    Total Allowance             $11,530              $ 8,231              $ 7,350              $ 7,016             $ 6,391
                                =======              =======              =======              =======             =======

Management's Discussion and Analysis of Financial Condition and Results of Operations


During 2000, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology's assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. At the end of 2000, the Company acquired $31,304,000 in equipment leases and a related allowance for credit losses of $1,300,000. The unallocated allowance increased from December 31, 1999, to December 31, 2000, due primarily to significant growth in loans and leases. When measured against the total allowance, unallocated reserves decreased to 73.8% at December 31, 2000, from 74.9% a year earlier. The lease acquisition also resulted in increases in the formula and specific reserve elements of the allowance for credit losses. In addition, the historical loss factors used to calculate the formula allowance increased in 2000 as a result of that year's higher charge-offs.

The allowance for credit losses is increased by provisions for credit losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provisions for credit losses in amounts necessary to maintain the allowance for credit losses at an appropriate level as established by use of the methodology described above. The provision was $2,690,000 in 2000, compared with $1,216,000 in 1999, an increase of $1,474,000. Net charge-offs of $691,000, $335,000 and $218,000, were recorded in 2000, 1999 and 1998, respectively. The ratio of net charge-offs to average loans was 0.08% in 2000, compared to 0.05% in 1999. At December 31, 2000, the allowance for credit losses was $11,530,000, or 1.19% of total loans and leases, compared to $8,231,000, or 1.00% of total loans and leases, at December 31, 1999.

At December 31, 2000, total nonperforming loans and leases were $2,493,000, or 0.26% of total loans and leases, compared to $1,985,000, or 0.24% of total loans and leases, at December 31, 1999. The allowance for credit losses represented 462% of nonperforming loans and leases at December 31, 2000, compared to coverage of 415% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $380,000 at December 31, 2000, compared to $163,000 at December 31, 1999. The balance of impaired loans was $613,000 at December 31, 2000, with reserves against those loans of $100,000, compared to $219,000 at December 31, 1999, with reserves of $50,000.

The Company's borrowers are concentrated in four counties in the State of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 62.7% of total loans at December 31, 2000, compared to 68.5% at December 31, 1999. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company's substantial experience in most of the markets served, and its lending practices.

ANALYSIS OF CREDIT RISK

Activity in the allowance for credit losses for the five years ended December 31 is shown below:

(Dollars in thousands)                2000          1999          1998          1997          1996
-----------------------------------------------------------------------------------------------------
Balance, January 1                  $  8,231      $  7,350      $  7,016      $  6,391      $  6,597
Provision for credit losses            2,690         1,216           552           986           308
Allowance acquired                     1,300             0             0             0             0
Loan and lease charge-offs:
  Real estate--mortgage                 (134)         (105)          (20)          (60)           (3)
  Real estate--construction             (200)            0             0           (79)            0
  Consumer                              (303)         (225)         (196)         (167)         (143)
  Commercial                            (132)          (85)         (119)         (235)         (469)
-----------------------------------------------------------------------------------------------------
    Total charge-offs                   (769)         (415)         (335)         (541)         (615)
Loan and lease recoveries:
  Real estate--mortgage                    0             0             0             0             0
  Real estate--construction                0             0             0             0             0
  Consumer                                42            48            35            39            37
  Commercial                              36            32            82           141            64
-----------------------------------------------------------------------------------------------------
    Total recoveries                      78            80           117           180           101
-----------------------------------------------------------------------------------------------------
Net charge-offs                         (691)         (335)         (218)         (361)         (514)
-----------------------------------------------------------------------------------------------------
Balance, December 31                $ 11,530      $  8,231      $  7,350      $  7,016      $  6,391
=====================================================================================================
Net charge-offs to average loans        0.08%         0.05%         0.04%         0.07%         0.10%
Allowance to total loans                1.19%         1.00%         1.18%         1.26%         1.22%


The following table presents nonperforming assets at year end for the last five years:

                                                                                   December 31
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                            2000       1999       1998       1997       1996
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases(1)                                  $  684     $  275     $  832     $  890     $1,291
Loans and leases 90 days past due                                 1,809      1,710        965      1,764      3,337
Restructured loans and leases                                         0          0          4         18         27
--------------------------------------------------------------------------------------------------------------------
  Total Nonperforming Loans and Leases(2)                         2,493      1,985      1,801      2,672      4,655
Other real estate owned, net                                        380        163          0        296          0
--------------------------------------------------------------------------------------------------------------------
  Total Nonperforming Assets                                     $2,873     $2,148     $1,801     $2,968     $4,655
====================================================================================================================
Nonperforming loans and leases to total loans and leases           0.26%      0.24%      0.29%      0.48%      0.89%
Allowance for credit losses to nonperforming loans and leases       462%       415%       408%       263%       137%
Nonperforming assets to total assets                               0.16%      0.13%      0.13%      0.26%      0.48%

(1) Gross interest income that would have been recorded in 2000 if non-accrual loans and leases had been current and in accordance with their original terms was $113,000, while interest actually recorded on such loans was $16,000.

(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $9,576,000 at December 31, 2000. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

MARKET RISK MANAGEMENT

The Company's net income is largely dependent on the Bank's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

The Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2000, is presented in the following table. As indicated in the note to the table, the data was based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates a liability sensitive one-year cumulative GAP position of (10)% of total assets, with approximately 36% of rate sensitive assets and approximately 56% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2000 (termed GAP analysis). The one-year cumulative gap narrowed during 2000, reflecting a significantly reduced duration in the investment portfolio. This was due to the falling interest rate environment late in the year, which shortened the average life of the investment portfolio. The investment portfolio is composed of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates move in a downward direction. While senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company's interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Bank's exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following GAP analysis schedule sets out the time frames from December 31, 2000, in which the Company's assets and liabilities are subject to repricing:

                                           0-90          91-365       Over 1-3       Over 3-5        Over 5
(Dollars in thousands)                     Days           Days          Years          Years          Years
--------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS (RSA):
  Loans and leases                      $ 307,938      $ 154,899      $ 190,651      $ 158,130      $ 162,570
  Taxable securities                       50,204         62,073        140,453        134,524        122,498
  Nontaxable securities                     4,638          7,686         14,613         12,824        117,414
  Other investments                         7,442              0              0              0              0
--------------------------------------------------------------------------------------------------------------
    Total                                 370,222        224,658        345,717        305,478        402,482
RATE SENSITIVE LIABILITIES (RSL):
  Interest-bearing demand deposits          8,523         25,569         68,184         53,990              0
  Regular savings deposits                  2,844          8,532         22,752         22,752         41,712
  Money market savings deposits            17,760         53,280        142,080        114,829          9,583
  Time deposits                           146,733        208,165         42,013         10,117            170
  Short-term borrowing and other RSL      308,026              0         28,843         20,400         35,099
--------------------------------------------------------------------------------------------------------------
    Total                                 483,886        295,546        303,872        222,088         86,564
--------------------------------------------------------------------------------------------------------------
CUMULATIVE GAP*                         $(113,664)     $(184,552)     $(142,707)     $ (59,317)     $ 256,601
==============================================================================================================
  As a Percent of Total Assets              (6.41)%       (10.41)%        (8.05)%        (3.35)%        14.47%
CUMULATIVE RSA TO RSL                        0.77           0.76           0.87           0.95           1.18

* This analysis is based upon a number of significant assumptions including the following. Loans and leases are repaid/rescheduled by contractual maturity and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. Interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management's analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

The Company's Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income and the fair value of equity capital resulting from a hypothetical change of plus or minus 200 basis points in U.S. Treasury interest rates for maturities from one day to thirty years. By employing simulation analysis through use of a computer model, the Company intends to effectively manage the potential adverse impacts that changing interest rates can have on the institution's short-term earnings, long-term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured from December 31, 2000, the simulation analysis indicates that net interest income would decline by 10% over a twelve month period given an increase in interest rates of 200 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 8%, as compared to a policy limit of 25%.

As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earnings assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debts, or the impact of rate changes on demand for loan, lease and deposit products.

In addition to the potential adverse effect that changing interest rates may have on the Bank's net interest margin and operating results, potential adverse effects on liquidity can occur as a result of changes in the estimated cash flows from investment, loan and deposit portfolios. The Bank manages this inherent risk by maintaining a large portfolio of available-for-sale investments as well as secondary sources of liquidity from Federal Home Loan Bank of Atlanta advances and other bank borrowing arrangements.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2000. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 69.6% of total earning assets at December 31, 2000. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan, lease and deposit maturities and calls, expected funding of loans and leases and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the company is able to pursue new business opportunities.

In 2000, management implemented a new liquidity management approach designed to take into account, in addition to factors already discussed above, the Company's growth, mortgage banking activities and expanded leverage programs, along with the greater sophistication and, with higher interest rates, the decreased liquidity of its investment portfolio. The Company's liquidity is monitored by a funds management committee in accordance with a formal liquidity management policy. Under the new approach, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds' sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of December 31, 2000, show short-term investments exceeding short-term borrowings by $12,369,000 over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when funds are required. The main source of external liquidity is an available line of credit for $511,190,000 with the Federal Home Loan Bank of Atlanta, of which $231,254,000 was outstanding at December 31, 2000. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $254,155,000 at December 31, 2000, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2000.

The Company's time deposits of $100,000 or more represented 7.7% of total deposits at December 31, 2000, and are shown by maturity in the table below.

                                                             MONTHS TO MATURITY
-----------------------------------------------------------------------------------------------------
                                          3 or         Over 3      Over 6          Over
(Dollars in thousands)                    less          to 6        to 12           12         TOTAL
-----------------------------------------------------------------------------------------------------
Time deposits--$100 thousand or more    $33,694       $20,123      $30,950       $10,560      $95,327

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                                 December 31,
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                                  2000            1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                               $    39,394     $    44,701
  Federal funds sold                                                                          6,935           5,518
  Interest-bearing deposits with banks                                                          507           3,701
  Residential mortgage loans held for sale                                                    6,371           1,822
  Investments available-for-sale (at fair value)                                            517,861         508,715
  Investments held to maturity--fair value of $135,121 (2000) and $99,189 (1999)            134,879         105,117
  Other equity securities                                                                    14,187          16,207

  Total loans and leases                                                                    967,817         826,125
    Less: Allowance for credit losses                                                       (11,530)         (8,231)
---------------------------------------------------------------------------------------------------------------------
      Net loans and leases                                                                  956,287         817,894

  Premises and equipment, net                                                                31,282          32,023
  Accrued interest receivable                                                                15,124          12,765
  Other real estate owned                                                                       380             163
  Goodwill and other intangible assets                                                       23,648          20,479
  Other assets                                                                               26,146          22,176
---------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $ 1,773,001     $ 1,591,281
=====================================================================================================================

LIABILITIES
  Noninterest-bearing deposits                                                          $   243,339     $   206,462
  Interest-bearing deposits                                                                 999,588         958,910
---------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                        1,242,927       1,165,372

  Short-term borrowings                                                                     308,314         238,976
  Guaranteed preferred beneficial interests in the Company's subordinated debentures         35,000          35,000
  Other long-term borrowings                                                                 49,054          38,120
  Accrued interest payable and other liabilities                                             10,148           5,093
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                   1,645,443       1,482,561

STOCKHOLDERS' EQUITY
  Common stock--par value $1.00; shares authorized 15,000,000;
   shares issued and outstanding 9,552,672 (2000) and 9,647,975 (1999)                        9,553           9,648
  Surplus                                                                                    22,511          24,476
  Retained earnings                                                                          97,641          86,620
  Accumulated other comprehensive income                                                     (2,147)        (12,024)
---------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                            127,558         108,720
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                        $ 1,773,001     $ 1,591,281
=====================================================================================================================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

                                                                Years Ended December 31,
---------------------------------------------------------------------------------------------
(In thousands, except per share data)                        2000        1999        1998
---------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                    $ 75,746    $ 58,822    $ 52,538
  Interest on loans held for sale                               298         364         690
  Interest on deposits with banks                               112         218         100
  Interest and dividends on securities:
    Taxable                                                  33,261      27,773      25,355
    Exempt from federal income taxes                          7,614       6,417       4,408
  Interest on federal funds sold                              1,649         793       1,181
---------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                   118,680      94,387      84,272
---------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                       39,755      29,137      29,194
  Interest on short-term borrowings                          15,647      11,249       8,722
  Interest on long-term borrowings                            5,858       1,742         833
---------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                   61,260      42,128      38,749
---------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          57,420      52,259      45,523
Provision for Credit Losses                                   2,690       1,216         552
---------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES      54,730      51,043      44,971
Noninterest Income:
  Securities gains                                              277         101         853
  Service charges on deposit accounts                         5,975       4,605       4,044
  Gains on sales of mortgage loans                            1,058       1,772       2,555
  Trust department income                                     1,653       1,560       1,412
  Gain on sale of premises                                    1,470           0           0
 Other income                                                 7,095       4,293       3,259
---------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                 17,528      12,331      12,123
Noninterest Expenses:
  Salaries and employee benefits                             24,900      22,462      19,822
  Occupancy expense of premises                               4,769       3,260       2,769
  Equipment expenses                                          3,204       2,667       2,791
  Marketing                                                   1,282       1,563       1,011
  Outside data services                                       2,374       1,945       1,496
  Intangible asset amortization                               2,824         984         371
  Other expenses                                              8,248       6,647       5,793
---------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSES                               47,601      39,528      34,053
---------------------------------------------------------------------------------------------
Income before income taxes                                   24,657      23,846      23,041
Income tax expense                                            5,887       6,330       6,936
---------------------------------------------------------------------------------------------
NET INCOME                                                 $ 18,770    $ 17,516    $ 16,105
=============================================================================================
BASIC NET INCOME PER COMMON SHARE                          $   1.96    $   1.82    $   1.67
DILUTED NET INCOME PER COMMON SHARE                        $   1.96    $   1.82    $   1.66


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                       Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                   2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                                                  $  18,770     $  17,516     $  16,105
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                 5,699         3,243         2,709
    Provision for credit losses                                                                   2,690         1,216           552
    Deferred income taxes                                                                         1,344          (408)         (126)
    Origination of loans held for sale                                                          (67,657)     (132,292)     (200,196)
    Proceeds from sales of loans held for sale                                                   64,166       145,074       196,589
    Gains on sales of loans held for sale                                                        (1,058)       (1,772)       (2,555)
    Securities gains                                                                               (277)         (101)         (853)
    Gain on sale of premises                                                                     (1,470)            0             0
    Net change in:
      Accrued interest receivable                                                                (2,359)         (883)       (1,811)
      Other assets                                                                               (7,504)       (4,176)       (1,075)
      Accrued expenses                                                                            3,702        (1,925)        1,941
    Other--net                                                                                   (4,945)          346           330
------------------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                                11,101        25,838        11,610
Cash Flows from Investing Activities:
  Net decrease (increase) in interest-bearing deposits with banks                                 3,194        (2,267)       (1,047)
  Purchases of investments held-to-maturity                                                     (29,774)      (56,278)      (27,215)
  Purchases of other equity securities                                                          (10,063)       (7,561)      (10,318)
  Purchases of investments available-for-sale                                                  (120,279)     (360,521)     (758,292)
  Proceeds from sales of investments available-for-sale                                          68,538        83,976        20,933
  Proceeds from maturities, calls and principal payments of investments held-to-maturity              0         6,598        29,313
  Proceeds from maturities, calls and principal payments of investments available-for-sale       59,068       284,684       594,352
  Proceeds from sales of other equity securities                                                 12,083         9,833         3,324
  Proceeds from sales of other real estate owned                                                    531            49           745
  Net increase in loans receivable                                                             (113,311)     (117,120)      (65,912)
  Purchases of loans                                                                                  0       (50,960)            0
  Acquisitions, net of cash acquired                                                            (32,460)      165,457             0
  Proceeds from sale of premises                                                                  2,965             0             0
  Expenditures for premises and equipment                                                        (3,501)       (4,942)       (1,790)
------------------------------------------------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                                                  (163,009)      (49,052)     (215,907)
Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                                                            77,555        (8,538)      101,560
  Net increase (decrease) in short-term borrowings                                               69,138       (29,250)      101,400
  Proceeds from long-term borrowings                                                             46,134        68,645        11,000
  Retirement of long-term borrowings                                                            (35,000)          (46)          (26)
  Common stock purchased and retired                                                             (4,158)         (833)       (6,614)
  Proceeds from issuance of common stock                                                          2,098         2,458         2,556
  Dividends paid                                                                                 (7,749)       (7,201)       (6,061)
------------------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                               148,018        25,235       203,815
------------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                             (3,890)        2,021          (482)
Cash and cash equivalents at beginning of year                                                   50,219        48,198        48,680
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year*                                                     $  46,329     $  50,219     $  48,198
====================================================================================================================================
Supplemental Disclosures:
  Interest payments                                                                           $  61,172     $  42,031     $  38,277
  Income tax payments                                                                             6,631         6,176         7,819
Non-cash Investing Activities:
  Transfers from loans to other real estate owned                                             $     686     $     225     $     393
  Reclassification of borrowings from long-term to short-term                                       200        11,200        11,200
  Investment transfers from held-to-maturity to available-for-sale                                    0             0        51,515
Details of acquisitions:
  Fair value of assets acquired                                                               $  29,156     $  36,188     $       0
  Fair value of liabilities assumed                                                              (2,689)     (221,141)            0
  Purchase price in excess of net assets acquired                                                 5,993        20,254             0
------------------------------------------------------------------------------------------------------------------------------------
    Cash paid (received)                                                                         32,460      (164,699)            0
  Less cash acquired                                                                                  0           758             0
------------------------------------------------------------------------------------------------------------------------------------
  Net cash paid (received) for acquisition                                                    $  32,460     $(165,457)    $       0
====================================================================================================================================


* Cash and cash equivalents include those amounts under the captions "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                  Accumulated
                                                                                                     Other          Total
                                                             Common                    Retained  Comprehensive  Stockholders'
(Dollars in thousands, except per share data)                Stock        Surplus      Earnings   Income (Loss)    Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1998                                $   4,862     $  31,695     $ 66,261    $  1,857     $ 104,675
Increase in beginning shares as a result of 2-for-1
 stock split in the form of a stock dividend                   4,863        (4,863)                                     0
Comprehensive Income:
  Net income                                                                             16,105                    16,105
  Other comprehensive income, net of tax
   (unrealized gains on securities of $162, net
   of reclassification adjustment for losses of $114)                                                   276           276
                                                                                                                -------------
    Total comprehensive income                                                                                     16,381
Cash dividends--$0.63 per share                                                          (6,061)                   (6,061)
Common stock issued pursuant to:
  Incentive stock option plan--4,502 shares                        5            43                                     48
  Dividend reinvestment and stock purchase
   plan--76,447 shares                                            76         2,382                                  2,458
Stock repurchases--227,586 shares                               (228)       (6,386)                                (6,614)
Exercise of warrants of pooled bank--7,510 shares                  8            42                                     50
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                                  9,586        22,913       76,305       2,133       110,937
Comprehensive Income:
  Net income                                                                             17,516                    17,516
  Other comprehensive loss, net of tax
   (unrealized losses on securities of $14,220, net
   of reclassification adjustment for losses of $63)                                                (14,157)      (14,157)
                                                                                                                -------------
    Total comprehensive income                                                                                      3,359
Cash dividends--$0.75 per share                                                          (7,201)                   (7,201)
Common stock issued pursuant to:
  Incentive stock option plan--1,165 shares                        1            28                                     29
  Dividend reinvestment and stock
   purchase plan--90,318 shares                                   90         2,339                                  2,429
Stock repurchases--29,529 shares                                 (29)         (804)                                  (833)
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                  9,648        24,476       86,620     (12,024)      108,720
Comprehensive Income:
  Net income                                                                             18,770                    18,770
  Other comprehensive income, net of tax
   (unrealized gains on securities of $9,994, net
   of reclassification adjustment for gains of $117)                                                  9,877         9,877
                                                                                                                -------------
    Total comprehensive income                                                                                     28,647
Cash dividends--$0.81 per share                                                          (7,749)                   (7,749)
Common stock issued pursuant
 to dividend reinvestment and
 stock purchase plan--97,927 shares                               98         2,000                                  2,098
Stock repurchases--193,234 shares                               (193)       (3,965)                                (4,158)
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                              $   9,553     $  22,511     $ 97,641    $ (2,147)    $ 127,558
=============================================================================================================================


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries


Notes to the Consolidated Financial Statements

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company, which includes Sandy Spring Bancorp, Inc., its wholly owned subsidiary, Sandy Spring National Bank of Maryland (the "Bank") and its subsidiary, Sandy Spring Insurance Corporation, conform to accounting principles generally accepted in the United States and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2000. The following is a summary of the more significant accounting policies:

NATURE OF OPERATIONS

Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing and personal trust services. The Company operates in the four Maryland counties of Montgomery, Howard, Prince George's and Anne Arundel, and continues to show a concentration in loans secured by residential and commercial real estate.

POLICY FOR CONSOLIDATION

The consolidated financial statements include the accounts of Sandy Spring Bancorp and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of Sandy Spring Bancorp (Parent Only) include its investment in the Bank under the equity method of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2000.

INVESTMENTS AVAILABLE-FOR-SALE

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income.

INVESTMENTS HELD-TO-MATURITY AND OTHER EQUITY SECURITIES

Investments held-to-maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at time of purchase are recorded at cost. The carrying values of securities held-to-maturity are adjusted for premium amortization and discount accretion.

Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

LOANS AND LEASES

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Lease financing assets include aggregate lease rentals, net of related unearned income. Leasing income is recognized as a constant percentage of outstanding lease financing balances over the lease terms. The Company places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, installment loans are not placed on non-accrual, but are charged off when they are five months past due.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on the cash basis and is first applied against the principal balance outstanding.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and leases and other extensions of credit that may become uncollectible. The allowance for credit losses consists of an allocated component and an unallocated component. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan and lease portfolio and involves the balancing of a number of factors as outlined below to establish a prudent level. Loans and leases deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on the Company's historical loss experience in the various portfolio categories over the prior eight quarters. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. For other problem graded credits, allowances are established according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

Management believes that the allowance for credit losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Notes to the Consolidated Financial Statements

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

OTHER REAL ESTATE OWNED (OREO)

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets represent the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and are being amortized on the straight-line method over varying periods not exceeding ten years.

INCOME TAXES

Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The required adoption date of this pronouncement was deferred by SFAS No. 137 until January 1, 2001. As permitted, management elected to adopt the provisions of SFAS No. 133 early and implemented the standard July 1, 1998. As of December 31, 2000 and 1999, the Company had no derivative instruments as defined by SFAS No. 133.

NOTE 2--ACQUISITIONS

In December 2000, the Company acquired certain assets of The Equipment Leasing Company, including approximately $31,304,000 in leases and the associated allowance for credit losses of approximately $1,300,000, and resulting in the recognition of approximately $5,993,000 of goodwill (to be amortized into noninterest expense over ten years). The acquisition of assets was accounted for under the purchase method of accounting.

In September 1999, Sandy Spring National Bank of Maryland assumed $219.3 million of deposit liabilities, purchased $33.9 million of loans and $1.4 million of fixed assets, and recorded $20.3 million of intangible assets, relating to seven branches acquired from Mellon Bank (MD), NA. Six of the acquired branches were in Maryland, five in Montgomery County and one in Anne Arundel County. The other branch, located in Fairfax County, Virginia, has subsequently been closed. The acquisition resulted in recognition of a core deposit premium of approximately $2.9 million (to be amortized into noninterest expense over four years) and goodwill of approximately $17.4 million (to be amortized into noninterest expense over ten years). The acquisition of these branches was accounted for under the purchase method of accounting.

NOTE 3--CASH AND DUE FROM BANKS

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average daily balance maintained in 2000 was $4,612,000 and in 1999 was $13,445,000.

NOTE 4--INVESTMENTS AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investments available-for-sale at December 31 are as follows:

                                                      2000                                           1999
--------------------------------------------------------------------------------------------------------------------------------
                                               GROSS       GROSS     ESTIMATED                 Gross        Gross     Estimated
                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR      Amortized   Unrealized   Unrealized    Fair
(In thousands)                    COST         GAINS       LOSSES      VALUE        Cost       Gains       Losses       Value
--------------------------------------------------------------------------------------------------------------------------------
U.S. Agency                     $421,887    $  1,096    $ (4,523)    $418,460    $441,114    $      0    $(18,449)    $422,665
State and municipal               44,049         275          (7)      44,317      58,768         217      (1,188)      57,797
Mortgage-backed                   22,761         174         (14)      22,921      22,860          50        (360)      22,550
Corporate debt                     3,096          52           0        3,148           0           0           0            0
Trust preferred                   24,255           0        (438)      23,817           0           0           0            0
--------------------------------------------------------------------------------------------------------------------------------
  Total Debt Securities          516,048       1,597      (4,982)     512,663     522,742         267     (19,997)     503,012
Marketable equity securities       5,315           0        (117)       5,198       5,566       1,018        (881)       5,703
--------------------------------------------------------------------------------------------------------------------------------
  Total Investments
   Available-for-Sale           $521,363    $  1,597    $ (5,099)    $517,861    $528,308    $  1,285    $(20,878)    $508,715
================================================================================================================================

The amortized cost and estimated fair values of debt securities available-for-sale at December 31, 2000 and 1999 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        2000                     1999
-------------------------------------------------------------------------------------------------
                                               ESTIMATED    ESTIMATED
                                               AMORTIZED      FAIR       Amortized      Fair
(In thousands)                                   COST         VALUE        Cost         Value
-------------------------------------------------------------------------------------------------
Due in one year or less                        $  8,810     $  8,841     $378,807     $361,127
Due after one year through five years           200,714      200,067      103,004      102,396
Due after five years through ten years          220,598      218,030       16,201       15,959
Due after ten years                              85,926       85,725       24,730       23,530
-------------------------------------------------------------------------------------------------
  Total Debt Securities Available-for-Sale     $516,048     $512,663     $522,742     $503,012
=================================================================================================

Sale of investments available-for-sale during 2000, 1999 and 1998 resulted in the following:

(In thousands)                      2000            1999           1998
-------------------------------------------------------------------------
Proceeds                          $68,538         $83,976        $20,933
Gross gains                           457             253            476
Gross losses                          180             152             74

At December 31, 2000 and 1999, investments available-for-sale with a carrying value of $278,566,000 and $235,675,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2000 and 1999.

NOTE 5--INVESTMENTS HELD-TO-MATURITY AND OTHER EQUITY SECURITIES

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are as follows:

                                              2000                                                 1999
-------------------------------------------------------------------------------------------------------------------------------
                                       GROSS        GROSS       ESTIMATED                   Gross        Gross       Estimated
                         AMORTIZED   UNREALIZED   UNREALIZED      FAIR       Amortized    Unrealized   Unrealized      Fair
(In thousands)             COST        GAINS        LOSSES        VALUE        Cost         Gains        Losses        Value
-------------------------------------------------------------------------------------------------------------------------------
U.S. Agency             $ 22,020     $     43     $      0      $ 22,063     $  6,538     $      0     $   (142)     $  6,396
State and municipal      112,859          205           (6)      113,058       98,579           67       (5,853)       92,793
-------------------------------------------------------------------------------------------------------------------------------
  Total Investments
   Held-to-Maturity     $134,879     $    248     $     (6)     $135,121     $105,117     $     67     $ (5,995)     $ 99,189
===============================================================================================================================

The amortized cost and estimated fair values of debt securities held-to-maturity at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Notes to the Consolidated Financial Statements

                                                      2000                      1999
---------------------------------------------------------------------------------------------
                                             ESTIMATED    ESTIMATED
                                             AMORTIZED      FAIR       Amortized      Fair
(In thousands)                                 COST         VALUE         Cost        Value
---------------------------------------------------------------------------------------------
Due in one year or less                      $      0     $      0     $      0     $      0
Due after one year through five years           9,096        9,165       11,332       11,193
Due after five years through ten years         21,580       21,809       11,641       11,571
Due after ten years                           104,203      104,147       82,144       76,425
---------------------------------------------------------------------------------------------
  Total Debt Securities Held-to-Maturity     $134,879     $135,121     $105,117     $ 99,189
=============================================================================================

At December 31, 2000 and 1999, investments held-to-maturity with a book value of $53,151,000 and $44,610,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2000 or 1999.

Other equity securities at December 31, are as follows:

(In thousands)                     2000        1999
-----------------------------------------------------
Federal Reserve Bank stock       $ 1,826     $ 1,826
Federal Home Loan Bank stock      12,361      14,381
-----------------------------------------------------
                                 $14,187     $16,207
=====================================================

NOTE 6--LOANS AND LEASES

Major categories at December 31 are presented below:
(In thousands)                           2000           1999
---------------------------------------------------------------
Real estate--mortgage                 $ 499,151      $ 473,077
Real estate--construction               104,391         76,977
Consumer                                213,841        183,397
Commercial loans and leases             150,434         92,674
---------------------------------------------------------------
  Total Loans and Leases                967,817        826,125
---------------------------------------------------------------
Less: Allowance for credit losses       (11,530)        (8,231)
---------------------------------------------------------------
NET LOANS AND LEASES                  $ 956,287      $ 817,894
===============================================================

Real estate--mortgage does not include home equity loans and home equity lines which are classified as consumer.

Loan servicing fees amounting to $106,000 (2000), $137,000 (1999) and $186,000
(1998) were included in noninterest income. The servicing portfolio of mortgage loans was sold in 2000. The portfolio totaled $46,982,000 at December 31, 1999, with escrow balances of $895,000 at December 31, 1999.

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:

(In thousands)                      2000          1999          1998
-----------------------------------------------------------------------
Balance at beginning of year     $  8,231      $  7,350      $  7,016
Provision for credit losses         2,690         1,216           552
Allowance acquired                  1,300             0             0

Loan charge-offs                     (769)         (415)         (335)
Loan recoveries                        78            80           117
-----------------------------------------------------------------------
  Net charge-offs                    (691)         (335)         (218)
-----------------------------------------------------------------------
BALANCE AT END OF YEAR           $ 11,530      $  8,231      $  7,350
=======================================================================

Information with respect to impaired loans at December 31, 2000 and 1999 and for the respective years ended is as follows:

(In thousands)                                                         2000        1999
-----------------------------------------------------------------------------------------
Impaired loans with a valuation allowance                            $   113     $   113
Impaired loans without a valuation allowance                             500         106
-----------------------------------------------------------------------------------------
  Total Impaired Loans                                               $   613     $   219
-----------------------------------------------------------------------------------------
Allowance for credit losses related to impaired loans                $   100     $    50
Allowance for credit losses related to other than impaired loans      11,430       8,181
-----------------------------------------------------------------------------------------
  Total Allowance for Credit Losses                                  $11,530     $ 8,231
-----------------------------------------------------------------------------------------
Average impaired loans for the year                                  $   303     $   410
Interest income on impaired loans recognized on the cash basis       $    16     $     3

NOTE 7--PREMISES AND EQUIPMENT
Premises and equipment at December 31 consist of:

(In thousands)                                        2000          1999
----------------------------------------------------------------------------
Land                                                $  8,665      $  8,665
Buildings and leasehold improvements                  23,335        23,512
Equipment                                             17,462        15,854
----------------------------------------------------------------------------
  Total                                               49,462        48,031
Less: Accumulated depreciation and amortization      (18,180)      (16,008)
----------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                          $ 31,282      $ 32,023
============================================================================

Depreciation and amortization expense for premises and equipment amounted to $2,816,000 for 2000, $2,246,000 for 1999 and $2,338,000 for 1998.

Total rental expense (net of rental income) for premises and equipment for the three years ended December 31 was $2,315,000 (2000), $1,244,000 (1999) and
$908,000 (1998). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2000 for all noncancelable operating leases are:

                                             Operating
(Dollars in thousands)                         Leases
------------------------------------------------------
2001                                          $ 2,787
2002                                            2,713
2003                                            2,321
2004                                            2,366
2005                                            2,017
Thereafter                                     15,241
------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                  $27,445
======================================================

The above table does not include annual revenues on a sublease in the amount of approximately $890,000 for 2001 with annual increases of 1.25% through 2009.

NOTE 8--DEPOSITS

Deposits outstanding at December 31 consist of:

(In thousands)                             2000           1999
------------------------------------------------------------------
Noninterest-bearing Deposits           $  243,339     $  206,462
Interest-bearing Deposits:
  Demand                                  156,266        154,523
  Money market savings                    337,532        273,950
  Regular savings                          98,592        105,160
  Time deposits less than $100,000        311,871        327,827
  Time deposits-$100,000 or more           95,327         97,450
------------------------------------------------------------------
    Total Interest-bearing                999,588        958,910
------------------------------------------------------------------
TOTAL DEPOSITS                         $1,242,927     $1,165,372
==================================================================

Interest expense on time deposits of $100,000 or more amounted to $5,491,000, $4,289,000 and $3,756,000 for 2000, 1999 and 1998, respectively.

Notes to the Consolidated Financial Statements

NOTE 9--SHORT-TERM BORROWINGS

Information relating to short-term borrowings is as follows for the years ended December 31:

                                                      2000                                1999
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                     AMOUNT              RATE             Amount              Rate
----------------------------------------------------------------------------------------------------------
At Year-End:
  Federal Home Loan Bank advances         $182,200             5.90%           $117,200             5.27%
  Repurchase agreements                    119,614             5.75              94,706             4.75
  Other short-term borrowings                6,500             6.62              27,070             5.44
                                          --------                             --------
    Total                                 $308,314             5.85%           $238,976             5.08%
                                          ========                             ========
Average for the Year:
  Federal Home Loan Bank advances         $160,046             5.81%           $142,727             5.10%
  Repurchase agreements                    111,736             5.52              89,379             4.37
  Other short-term borrowings                2,662             6.50               1,494             4.22
Maximum Month-End Balance:
  Federal Home Loan Bank advances         $182,200                             $186,200
  Repurchase agreements                    122,978                               98,534
  Other short-term borrowings               19,000                               27,070

The Company pledges U.S. Government Agency Securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $511,190,000 at interest rates based upon current market conditions, of which $231,254,000 was outstanding at December 31, 2000. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $254,155,000 at December 31, 2000, against which there were outstandings of $6,500,000.

NOTE 10--LONG-TERM BORROWINGS

On November 29, 1999, Sandy Spring Capital Trust I, a newly formed subsidiary of the Company, issued $35,000,000 of trust preferred securities at a rate of 9.375% and used the proceeds to purchase 9.375% junior subordinated debentures from the Company. Sandy Spring Capital Trust I is a Delaware business trust created for the purpose of issuing the preferred securities and purchasing the Company's subordinated debentures, which are its sole assets. The Company owns all of the outstanding common securities of Sandy Spring Capital Trust I. The Company and Sandy Spring Capital Trust I believe that, taken together, the Company's obligations under the Junior Subordinated Debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the offering of the Preferred Securities and the Subordinated Debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of Sandy Spring Capital Trust I's obligations under the preferred securities. These long-term borrowings bear a maturity date of November 30, 2029, which may be shortened, subject to conditions, to a date no earlier than November 30, 2004. The trust preferred securities qualify as tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of tier 1 capital.

The Company had other long-term borrowings at December 31 as follows:

(In thousands)                                        2000            1999
----------------------------------------------------------------------------
  FHLB 6.12% Advance due 2003                        $ 2,020        $ 2,020
  FHLB 6.37% Advance due 2003                         26,134              0
  FHLB 6.45% Advance due 2006                            450            550
  FHLB 6.68% Advance due 2006                            450            550
  FHLB 4.50% Advance due 2009                              0         25,000
  FHLB 4.61% Advance due 2009                              0         10,000
  FHLB 5.35% Advance due 2009                         10,000              0
  FHLB 6.25% Advance due 2010                         10,000              0
----------------------------------------------------------------------------
    Total other long-term borrowings                 $49,054        $38,120
============================================================================

The 2006 advances are principal reducing with payments of $50,000 semi-annually. Interest on these instruments is generally paid monthly. FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB.

NOTE 11--STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize 15,000,000 shares of capital stock (par value $1.00 per share) which were initially classified as common stock with the provision that remaining unissued shares may later be designated as either common or preferred stock.

Sandy Spring Bancorp has a dividend reinvestment and stock purchase plan which provides shareholders with the opportunity to increase their equity ownership in the Company by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, shareholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 800,000 shares for issuance under the plan.

In 1999, the Company's Board of Directors authorized the repurchase of up to 5%, or approximately 480,000 shares, of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to the Company's dividend reinvestment and stock purchase plan, stock option plan, and employee benefit plans, and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 2001, or earlier termination of the program by the Board. Bancorp's previous repurchase program expired on March 31, 1999.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2000, the Bank could have paid additional dividends of $27,766,000 to its parent company without regulatory approval. In conjunction with the Company's trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2000 and 1999. There were no other loans outstanding between the Bank and the Company at either year-end.

NOTE 12--STOCK OPTION PLAN

The Company's 1999 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualifying stock options to the Company's directors and to selected key employees on a periodic basis at the discretion of the Board. The Option Plan authorizes the issuance of up to 400,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within ten years and vest over a period of two years. Outstanding options granted under the expired 1982 and 1992 option plans will continue until exercise or expiration

The following is a summary of changes in shares under option for the years ended December 31:

                                                   2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                 Weighted                 Weighted
                                             NUMBER     AVERAGE      Number      Average      Number      Average
                                               OF      EXERCISE        of        Exercise       of        Exercise
                                             SHARES      PRICE       Shares       Price       Shares       Price
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                  212,850      $22.11      141,800      $20.26      116,002      $17.21
Granted                                     141,653       21.82       73,350       25.82       30,300       30.50
Cancelled                                   (15,000)      26.61       (1,135)      26.40            0           0
Exercised                                         0           0       (1,165)      28.77       (4,502)      10.50
                                            -------                  -------                  -------
  BALANCE, END OF YEAR                      339,503      $21.79      212,850      $22.11      141,800      $20.26
                                            =======                  =======                  =======
Weighted average fair value of options
  granted during the year                                $ 6.81                   $11.06                   $15.57

Notes to the Consolidated Financial Statements

The following table summarizes information about options outstanding at December 31, 2000:

                                        Options Outstanding                      Options Exercisable
-------------------------------------------------------------------------------------------------------
                                          Weighted Average   Weighted                         Weighted
                                              Remaining       Average                          Average
Range of                                  Contractual Life   Exercise                         Exercise
Exercise Price                   Number      (in years)        Price           Number           Price
------------------------------------------------------------------------------------------------------
$ 8.00-$12.25                    45,000           2.6         $10.42           45,000         $10.42
$16.63-$22.69                   164,153           9.3          21.24           69,734          20.46
$24.63-$30.50                   130,350           8.1          26.40          108,590          26.52
                                -------                                       -------
                                339,503           8.0         $21.79          223,324         $21.38
                                =======                                       =======

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

                                2000         1999         1998
-----------------------------------------------------------------
Dividend yield                   3.71%        3.20%        2.42%
Expected volatility             35.90%       36.26%       44.85%
Risk-free interest rate          5.05%        6.61%        4.64%
Expected lives (in years)          10           10           10

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Such interpretations include Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25" (FIN No. 44) which was issued in April 2000. The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations.

No compensation expense related to the Company's stock option plans was recorded during the three years ended December 31, 2000. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

(In thousands, except per share data)         2000           1999           1998
-----------------------------------------------------------------------------------
Net income:
  As reported                             $   18,770     $   17,516     $   16,105
  Pro forma *                                 18,020         17,088         15,947
Basic net income per share:
  As reported                             $     1.96     $     1.82     $     1.67
  Pro forma *                                   1.88           1.78           1.65
Diluted net income per share:
  As reported                             $     1.96     $     1.82     $     1.66
  Pro forma *                                   1.88           1.77           1.65

* The pro forma amounts are not representative of the effects on reported net income for future years.

NOTE 13--PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employees' compensation during the last five years of employment. Effective July 1, 2000, the Plan was amended so that benefits are based prospectively on career average compensation. During 2000, an early retirement opportunity plan was offered to certain long-term employees and resulted in a number of early retirements. The Company's funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Plan's funded status as of December 31 is as follows:

(Dollars in thousands)                              2000         1999
------------------------------------------------------------------------
Reconciliation of Benefit Obligation:
  Obligation at January 1                         $ 8,361      $ 8,093
  Service cost                                        754          807
  Interest cost                                       532          542
  Actuarial gain                                     (186)        (901)
  Amendments to plan                               (1,151)           0
  Benefit payments                                 (1,831)        (180)
------------------------------------------------------------------------
  Obligation at December 31                         6,479        8,361
------------------------------------------------------------------------
Reconciliation of Fair Value of Plan Assets:
  Fair value of plan assets at January 1            9,418        7,644
  Actual return on plan assets                       (150)       1,046
  Employer contributions                              622          908
  Benefit payments                                 (1,861)        (180)
------------------------------------------------------------------------
  Fair value of plan assets at December 31          8,029        9,418
------------------------------------------------------------------------
Funded Status:
  Funded status at December 31                      1,550        1,057
  Unrecognized prior service cost                  (1,118)           6
  Unrecognized net loss                             1,498          850
------------------------------------------------------------------------
PREPAID PENSION COST INCLUDED IN OTHER ASSETS     $ 1,930      $ 1,913
========================================================================

Weighted Average Assumptions as of December 31:

                                             2000          1999          1998
-------------------------------------------------------------------------------
Discount rate                                7.50%         7.50%         6.75%
Expected return on plan assets               8.50          8.50          8.50
Rate of compensation increase                4.50          4.50          4.50

Net pension expense for the previous three years includes the following components:

(In thousands)                                                      2000          1999          1998
-------------------------------------------------------------------------------------------------------
Service cost for benefits earned                                    $ 754         $ 807         $ 620
Interest cost on projected benefit obligation                         532           542           428
Expected return on plan assets                                       (859)         (704)         (565)
Amortization of prior service cost                                    (27)            1             1
Amortization of transition asset                                       (1)           (3)           (3)
Recognized net actuarial loss                                           0           120            50
-------------------------------------------------------------------------------------------------------
PENSION EXPENSE FOR THE YEAR                                        $ 399         $ 763         $ 531
=======================================================================================================

Notes to the Consolidated Financial Statements

The Company has a qualified, noncontributory profit sharing plan that covers all employees after ninety days of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations and other contributions under the Plan. Profit sharing contributions by the Company, which are included in operating expenses, totaled $707,000 in 2000, $347,000 in 1999 and $482,000 in 1998. The Company also has a performance based compensation benefit which provides incentives to employees based on the Company's financial performance as measured against key performance indicator goals set by management. Payments are made annually and total expense under the plan amounted to $797,000 in 2000, $1,528,000 in 1999 and $1,327,000 in 1998.

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits for selected executives. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives' retirement dates. Benefit accruals included in operating expenses for 2000, 1999 and 1998 were $127,000, $98,000 and $86,000, respectively.

The Company has an Executive Health Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $5,000 limitation for each executive per year. Expenses under the plan, covering insurance premium and out-of-pocket expense reimbursement benefits, totaled $65,000 in 2000 and $81,000 in 1999 and $50,000 in 1998.

NOTE 14--INCOME TAXES

Income tax expense for the years ended December 31 consists of:

(In thousands)                                                     2000           1999          1998
-------------------------------------------------------------------------------------------------------
Current Income Taxes:
  Federal                                                         $ 7,192        $5,842        $6,252
  State                                                                39            80           558
-------------------------------------------------------------------------------------------------------
    Total Current                                                   7,231         5,922         6,810
Deferred Income Taxes (Benefit):
  Federal                                                          (1,344)          400           104
  State                                                                 0             8            22
-------------------------------------------------------------------------------------------------------
    Total Deferred                                                 (1,344)          408           126
-------------------------------------------------------------------------------------------------------
      TOTAL INCOME TAX EXPENSE                                    $ 5,887        $6,330        $6,936
=======================================================================================================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)                                                                   2000           1999
-------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
  Allowance for credit losses                                                   $ 3,411       $ 2,731
  Net operating loss carryforward                                                   281           316
  Unrealized losses on investments available-for-sale                             1,346         7,560
  Other                                                                           1,053           275
-------------------------------------------------------------------------------------------------------
    Gross Deferred Tax Assets                                                     6,091        10,882
Deferred Tax Liabilities:
  Depreciation                                                                   (1,014)       (1,054)
  Pension plan costs                                                               (814)         (946)
  Deferred loan fees and costs                                                     (440)         (241)
  Other                                                                            (417)         (365)
-------------------------------------------------------------------------------------------------------
    Gross Deferred Tax Liabilities                                               (2,685)       (2,606)
-------------------------------------------------------------------------------------------------------
      NET DEFERRED TAX ASSET                                                    $ 3,406       $ 8,276
=======================================================================================================

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss carryforward (NOL) of $716,000 which expires in 2008. The NOL is a result of an acquisition in 1993 and is subject to annual limitations under IRS Code Section 382.

A three year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

                                                               2000          1999          1998
-------------------------------------------------------------------------------------------------
Federal Income Tax Rate                                        35.0%         35.0%         35.0%
Increase (decrease) resulting from:
  Tax-exempt interest income                                  (10.7)         (8.5)         (6.7)
  State income taxes, net of federal income
    tax benefits                                                 .1            .2           1.6
  Other                                                         (.5)          (.2)           .2
-------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                             23.9%         26.5%         30.1%
=================================================================================================

NOTE 15--NET INCOME PER COMMON SHARE

In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted- average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.

The calculation of net income per common share for the years ended December 31 was as follows:

(In thousands, except per share data)                  2000        1999        1998
--------------------------------------------------------------------------------------
Basic:
  Net income available to common stockholders        $18,770     $17,516     $16,105
  Average common shares outstanding                    9,574       9,602       9,636
  Basic net income per share                         $  1.96     $  1.82     $  1.67
======================================================================================
Diluted:
  Net income available to common stockholders        $18,770     $17,516     $16,105
  Average common shares outstanding                    9,574       9,602       9,636
    Stock option adjustment                               28          41          50
    Warrant stock adjustment                               0           0           1
--------------------------------------------------------------------------------------
      Average common shares outstanding--diluted       9,602       9,643       9,687
--------------------------------------------------------------------------------------
  Diluted net income per share                       $  1.96     $  1.82     $  1.66
======================================================================================

NOTE 16--RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2000 and 1999.

(In thousands)                                    2000          1999
----------------------------------------------------------------------
Balance at January 1                            $ 9,726       $ 6,494
  Additions                                       3,757         4,899
  Repayments                                     (2,926)       (1,667)
----------------------------------------------------------------------
BALANCE AT DECEMBER 31                          $10,557       $ 9,726
======================================================================

Notes to the Consolidated Financial Statements

NOTE 17--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders' equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $157,276,000 at December 31, 2000 and $148,962,000 at
December 31, 1999. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of equity lines at year end amounted to $97,455,000 in 2000 and $82,904,000 in 1999. The Company's home equity line accounts, which are secured by the borrower's residence, are reviewed annually.

Irrevocable letters of credit, totaling $23,202,000 at December 31, 2000 and $13,862,000 at December 31, 1999, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance, and are seldom exercised.

NOTE 18--LITIGATION

In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities of the Company. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

NOTE 19--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 96.5% of the Company's assets and 99.5% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities and should not be considered an indication of the fair value of the Company.

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                         2000                          1999
-----------------------------------------------------------------------------------------------------------------------
                                                                  BOOK        ESTIMATED        Book         Estimated
(In thousands)                                                    VALUE       FAIR VALUE       Value        Fair Value
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and temporary investments(1)                            $   53,207     $   53,303     $   55,742     $   55,767
  Investments available-for-sale                                  517,861        517,861        508,715        508,715
  Investments held-to-maturity and other equity securities        149,066        149,308        121,324        115,396
  Loans, net of allowance                                         956,287        975,921        817,894        827,440
  Accrued interest receivable and other assets(2)                  34,994         34,994         29,379         29,379

FINANCIAL LIABILITIES
  Deposits                                                     $1,242,927     $1,244,805     $1,165,372     $1,158,125
  Short-term borrowings                                           308,314        308,842        238,976        236,824
  Long-term borrowings                                             84,054        107,253         73,120         81,639
  Accrued interest payable and other liabilities(2)                 2,449          2,449          2,359          2,359

                                           ESTIMATED       ESTIMATED          Estimated       Estimated
(In thousands)                              AMOUNT        FAIR VALUE           Amount        Fair Value
--------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET FINANCIAL ASSETS
  Commitments to extend credit(3)          $254,731          $(318)           $231,866         $(566)
  Irrevocable letters of credit              23,202           (116)             13,862           (69)
  Servicing rights on mortgages sold              0              0              46,982           489

(1) Temporary investments include interest-bearing deposits with banks, federal funds sold and residential mortgage loans held for sale.

(2) Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," are included in other assets and other liabilities.

(3) Includes loan and credit line commitments and unused portions of equity lines.

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. Carrying amount approximated fair value.

INTEREST-BEARING DEPOSITS WITH BANKS. The fair value was estimated by computing the discounted value of contractual cash flows using a current interest rate for similar instruments.

RESIDENTIAL MORTGAGE LOANS HELD FOR SALE. The fair value of residential mortgage loans held for sale was derived from secondary market quotations for similar instruments.

SECURITIES. The fair value for U.S. Agency, state and municipal, and corporate debt securities was based upon quoted market bids; for mortgage-backed securities upon bid prices for similar pools of fixed and variable rate assets, considering current market spreads and prepayment speeds; and for equity securities upon quoted market prices.

LOANS. Fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based on the current loan origination rate for a similar loan. Nonperforming loans have an assumed interest rate of 0%.

ACCRUED INTEREST RECEIVABLE. Carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

OTHER ASSETS. Carrying amount approximated fair value of certain accrued commissions in other assets, considering the short-term nature of the receivable and its expected collection.

DEPOSIT LIABILITIES. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their book value, representing the amount payable on demand. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank's deposit base. Management believes that the Bank's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

Notes to the Consolidated Financial Statements

The fair value of time deposits was based upon the discounted value of contractual cash flows at current rates for deposits of similar remaining maturity.

SHORT-TERM BORROWINGS. Carrying amount approximated fair value of repurchase agreements due to their variable interest rates. The fair value of Federal Home Loan Bank advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

LONG-TERM BORROWINGS. The fair value of these mortgage and Federal Home Loan Bank advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

OTHER LIABILITIES. Carrying amount approximated fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

OFF-BALANCE SHEET INSTRUMENTS. The fair value of unused lines and letters of credit was estimated based upon the amount of unamortized fees collected or paid incident to granting or receiving the commitment. The fair value of the Bank's serviced mortgage loan portfolio was estimated utilizing an independent appraisal which considered fees receivable, number of loans, average loan size, delinquency data, escrow balances, prepayment risks, and current market supply and demand factors. The Bank sold the servicing rights to this portfolio in 2000.

NOTE 20--PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for Sandy Spring Bancorp (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

BALANCE SHEETS
                                                            December 31,
--------------------------------------------------------------------------------
(In thousands)                                          2000           1999
--------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                            $   1,569      $   2,998
  Investments available-for-sale (at fair value)         5,764          5,291
  Investment in subsidiary                             122,601        113,025
  Loan from subsidiary                                  33,565         33,565
  Other assets                                           1,543          1,513
--------------------------------------------------------------------------------
    Total Assets                                     $ 165,042      $ 156,392
--------------------------------------------------------------------------------
LIABILITIES
  Long-term borrowings                               $  35,000      $  35,000
  Other liabilities                                        736            816
--------------------------------------------------------------------------------
    Total Liabilities                                   35,736         35,816
STOCKHOLDERS' EQUITY
  Common stock                                           9,553          9,648
  Surplus                                               22,511         24,476
  Retained earnings                                     97,641         86,620
  Accumulated other comprehensive loss                    (399)          (168)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                         129,306        120,576
--------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity       $ 165,042      $ 156,392
================================================================================

STATEMENTS OF INCOME
                                                                                      Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     2000          1999          1998
---------------------------------------------------------------------------------------------------------------------
Income:
  Cash dividends from subsidiary                                                $  9,254      $  8,177      $  7,583
  Securities gains                                                                   209            65             0
  Other income, principally interest                                               3,418           293           187
---------------------------------------------------------------------------------------------------------------------
    TOTAL INCOME                                                                  12,881         8,535         7,770
Expenses:
  Interest                                                                         3,281           293             6
  Other expenses                                                                     506           446           380
---------------------------------------------------------------------------------------------------------------------
    TOTAL EXPENSES                                                                 3,787           739           386
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed income of subsidiary        9,094         7,796         7,384
Income tax benefit                                                                  (101)         (176)          (75)
---------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiary                         9,195         7,972         7,459
Equity in undistributed income of subsidiary                                       9,575         9,544         8,646
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $ 18,770      $ 17,516      $ 16,105
=====================================================================================================================


STATEMENTS OF CASH FLOWS
                                                                       Years Ended December 31,
-------------------------------------------------------------------------------------------------------
(In thousands)                                                       2000          1999          1998
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                      $ 18,770      $ 17,516      $ 16,105
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed income--subsidiary                      (9,575)       (9,544)       (8,646)
    Securities gains                                                  (209)          (65)            0
    Net change in other liabilities                                     65           (88)          (67)
    Other--net                                                         (31)            3             2
-------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                      9,020         7,822         7,394
Cash Flows from Investing Activities:
  Purchases of investments available-for-sale                       (1,100)         (870)       (2,203)
  Proceeds from sales of investments available-for-sale                460           164             0
  Loan from subsidiary                                                   0       (33,565)            0
  Disposal of premises and equipment                                     0            98             0
-------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                           (640)      (34,173)       (2,203)
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings                                     0        33,645             0
  Retirement of long-term debt                                           0           (46)          (26)
  Common stock purchased and retired                                (4,158)         (832)       (6,614)
  Proceeds from issuance of common stock                             2,098         2,457         2,556
  Dividends paid                                                    (7,749)       (7,201)       (6,061)
-------------------------------------------------------------------------------------------------------
      Net Cash (Used) Provided by Financing Activities              (9,809)       28,023       (10,145)
-------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (1,429)        1,672        (4,954)
Cash and Cash Equivalents at Beginning of Year                       2,998         1,326         6,280
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                          $  1,569      $  2,998      $  1,326
=======================================================================================================

Notes to the Consolidated Financial Statements

NOTE 21--REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000 and 1999, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                                      To Be Well
                                                                                                                  Capitalized Under
                                                                                               For Capital        Prompt Corrective
                                                                           Actual           Adequacy Purposes     Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                Amount    Ratio       Amount      Ratio     Amount     Ratio
------------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000:
  Total Capital (to risk weighted assets):
    Company                                                          $152,587    13.73%    $ 88,926     8.00%
    Sandy Spring National Bank of Maryland                            143,202    12.97       88,302     8.00     $110,377    10.00%
  Tier 1 Capital (to risk weighted assets):
    Company                                                           141,057    12.69       44,463     4.00
    Sandy Spring National Bank of Maryland                             97,870     8.87       44,151     4.00       66,226     6.00
  Tier 1 Capital (to average assets):
    Company                                                           141,057     8.21       51,528     3.00
    Sandy Spring National Bank of Maryland                             97,870     5.72       51,298     3.00       85,496     5.00
AS OF DECEMBER 31, 1999:
  Total Capital (to risk weighted assets):
    Company                                                           141,979    15.23       74,596     8.00
    Sandy Spring National Bank of Maryland                            133,446    14.40       74,124     8.00       92,656    10.00
  Tier 1 Capital (to risk weighted assets):
    Company                                                           133,687    14.34       37,298     4.00
    Sandy Spring National Bank of Maryland                             91,465     9.87       37,062     4.00       55,594     6.00
  Tier 1 Capital (to average assets):
    Company                                                           133,687     8.74       45,876     3.00
    Sandy Spring National Bank of Maryland                             91,465     6.00       45,703     3.00       76,171     5.00

NOTE 22--QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2000 is reported as follows:

                                          First      Second       Third      Fourth
(In thousands, except per share data)    Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------
2000
  Interest income                        $27,592     $29,281     $30,400     $31,407
  Net interest income                     14,043      14,688      14,111      14,578
  Provision for credit losses                300         990         800         600
  Income before income taxes               7,235       5,500       5,078       6,844
  Net Income                               5,020       4,200       4,126       5,424
    Basic net income per share           $  0.52     $  0.44     $  0.43     $  0.57
    Diluted net income per share            0.52        0.44        0.43        0.57

1999
  Interest income                        $22,175     $22,594     $23,123     $26,495
  Net interest income                     12,092      12,846      13,211      14,110
  Provision for credit losses                200         275         266         475
  Income before income taxes               5,864       6,026       6,543       5,413
  Net income                               4,254       4,404       4,714       4,144
    Basic net income per share           $  0.44     $  0.46     $  0.49     $  0.43
    Diluted net income per share            0.44        0.46        0.49        0.43

Sandy Spring Bancorp, Inc. and Subsidiaries

Management's Statement of Responsibility

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company's operations and is reliable and relevant to a meaningful appraisal of the Company.

Management has prepared the financial statements in accordance with generally accepted accounting principles, making appropriate use of estimates and judgement, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analysis, all financial information is consistent with the audited financial statements.

Oversight of the financial reporting process is provided by the Audit Committee of the Board of Directors, which consists of outside directors. This Committee meets on a regular basis, in private, with the internal auditor, who reports directly to the Board of Directors, to approve the audit schedule and scope, discuss the adequacy of the internal control system and the quality of financial reporting, review audit reports and address problems. The Committee also reviews the Company's annual report to shareholders and the annual report to the Securities and Exchange Commission on Form 10-K. The Audit Committee meets at least annually with the external auditors, and has direct and private access to them at any time.

The independent public accounting firm of Stegman & Company has examined the Company's financial records. The resulting opinion statement which follows is based upon knowledge of the Company's accounting systems, as well as on tests and other audit procedures performed in accordance with generally accepted auditing standards.


/s/ HUNTER R. HOLLAR                                       /s/ JAMES H. LANGMEAD

Hunter R. Hollar                                               James H. Langmead
President and Chief Executive Officer               Vice President and Treasurer



Report of Independent Auditors                          [STEGMAN & COMPANY LOGO]


Stegman & Company
Certified Public Accountants
Board of Directors and Shareholders
Sandy Spring Bancorp, Inc.
Olney, Maryland

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ STEGMAN & COMPANY

Baltimore, Maryland
February 2, 2001

Other Material Required by Form 10-K

BUSINESS

GENERAL

Sandy Spring Bancorp, Inc. (the "Company") is the one-bank holding company for Sandy Spring National Bank of Maryland (the "Bank"). the Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 29 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties in Maryland. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

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

The Company's and the Bank's principal executive office is at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is (301) 774-6400.

REGULATION, SUPERVISION, AND GOVERNMENTAL POLICY

Following is a brief summary of certain statutes and regulations that significantly affect the Company and the Bank. A number of other statutes and regulations affect the Company and the Bank but are not summarized below.

Bank Holding Company Regulation The Company is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, The Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of The Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Company are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

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

Bank Regulation As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

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

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized, or undercapitalized--based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2001.

Regulatory Capital Requirements The Federal Reserve and the OCC have established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

In November 1999, Sandy Spring Capital Trust I, a statutory business trust and consolidated subsidiary of the Company, sold 1.4 million trust preferred securities having a liquidation price of $25 each for a total price of $35 million. These trust preferred securities meet the Federal Reserves regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. See Note 10 to the Consolidated Financial Statements on page 35 of this Report. Funds from the issuance of the trust preferred securities were used for general corporate purposes, including investment in subordinated debt of the Bank.

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

The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for credit losses that may be included in capital to 1.25% of total risk-weighted assets.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2000, and was not required to maintain such supplemental capital.

The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2000, the Bank was well-capitalized as defined in the OCC's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis--Capital Management" on page 15 of this Report and "Note 21--Regulatory Matters" of the Notes to the Consolidated Financial Statements on page 40 of this Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

The GLB Act permits the creation of a new type of regulated entity, the financial holding company, that can offer a broad range of financial products. These new financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial services companies take advantage of the new activities and provide a wider array of products. By removing historical restrictions on affiliations between banks and certain types of companies, the GLB Act expands the number of potential acquirors of existing banks and bank holding companies, and makes it possible for bank holding companies to acquire new types of existing businesses.

EMPLOYEES

As of January 31, 2001, the Company and the Bank employed 473 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of The Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

The following listing sets forth the name, age (as of March 22, 2001) and principal position regarding the executive officers of the Company and the Bank who are not directors:

James R. Farmer              49             Senior Vice President of the Bank

Ronald E. Kuykendall         48             Vice President and Secretary of the Company and Senior Vice President
                                            and General Counsel of the Bank

James H. Langmead            51             Vice President and Treasurer of the Company and Executive Vice President
                                            and Chief Financial Officer of the Bank

Lawrence T. Lewis            52             Executive Vice President of the Bank

Stanley L. Merson            44             Senior Vice President of the Bank

Frank H. Small               54             Executive Vice President of the Bank

Sara E. Watkins              44             Senior Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

James R. Farmer became a Senior Vice President of the Bank in 1994. Prior to that, Mr. Farmer was Vice President of the Bank. Mr. Farmer has been employed by the Bank since 1979.

Ronald E. Kuykendall became Vice President and Secretary of the Company and Senior Vice President and General Counsel of the Bank in January 2000. Before joining the Bank, Mr. Kuykendall was Associate General Counsel, Crestar Financial Corporation from 1998 to 1999, Senior Corporate Counsel, First Union Corporation in 1997 and, prior to that, Senior Corporate Counsel, Signet Banking Corporation.

James H. Langmead, CPA, became Vice President and Treasurer of the Company, Senior Vice President and Chief Financial Officer of the Bank in 1995, and Executive Vice President in 1997. Prior to that, Mr. Langmead was a Senior Vice President of the Bank (from January 1994), and Vice President and Controller of the Bank (from March 1992). Prior to joining the Bank in 1992, Mr. Langmead was Executive Vice President of the Bank of Baltimore.

Lawrence T. Lewis began his employment with the Bank in 1996 as Senior Vice President, and became Executive Vice President in 1997. From January 1984 to December 1995, Mr. Lewis was a managing director of Clark Melvin Securities Corporation.

Stanley L. Merson has been a Senior Vice President of the Bank since 1991 and was Vice President of the Commercial Loan Department prior to becoming a Senior Vice President. Mr. Merson has been employed by the Bank since 1982.

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

Properties

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

COMMUNITY BANKING OFFICES

Airpark*                                Colesville*                                Lisbon*
7653 Lindbergh Drive                    13300 New Hampshire Avenue                 710-M Lisbon Centre Drive
Gaithersburg, Maryland 20879            Silver Spring, Maryland 20904              Woodbine, Maryland 21797

Annapolis West*                         Congressional*                             Milestone Center*
2051 West Street                        1647 Rockville Pike                        20930 Frederick Avenue
Annapolis, Maryland 21401               Rockville, Maryland 20852                  Germantown, Maryland 20876

Ashton*                                 Damascus*                                  Montgomery General Hospital*
1 Ashton Road                           26250 Ridge Road                           18101 Prince Philip Drive
Ashton, Maryland 20861                  Damascus, Maryland 20872                   Olney, Maryland 20832

Aspenwood                               East Gude Drive*                           Montgomery Village*
14400 Homecrest Road                    1601 East Gude Drive                       9921 Stedwick Road
Silver Spring, Maryland 20906           Rockville, Maryland 20850                  Montgomery Village, Maryland 20886

Bedford Court                           Edgewater*                                 Olney*
3701 International Drive                116 Mitchells Chance Road                  17801 Georgia Avenue
Silver Spring, Maryland 20906           Edgewater, Maryland 21037                  Olney, Maryland 20832

Bethesda*                               Gaithersburg Square*                       Potomac*
7126 Wisconsin Avenue                   596 A North Frederick Avenue               9822 Falls Road
Bethesda, Maryland 20814                Gaithersburg, Maryland 20877               Potomac, Maryland 20854

Bethesda Metro*                         Jennifer Road*                             Rockville
7475 Wisconsin Avenue                   166 Jennifer Road                          611 Rockville Pike
Bethesda, Maryland 20814                Annapolis, Maryland 21401                  Rockville, Maryland 20852

Burtonsville*                           Laurel Lakes*                              Sandy Spring
3535 Spencerville Road                  14404 Baltimore Avenue                     908 Olney-Sandy Spring Road
Burtonsville, Maryland 20866            Laurel, Maryland 20707                     Sandy Spring, Maryland 20860

Chevy Chase*                            Layhill*                                   Wildwood*
5418 Wisconsin Avenue                   14241 Layhill Road                         10329 Old Georgetown Road
Chevy Chase, Maryland 20815             Silver Spring, Maryland 20906              Bethesda, Maryland 20814

Clarksville*                            Leisurewood Plaza*
12276 Clarksville Pike                  3801 International Drive, Suite 100
Clarksville, Maryland 21029             Silver Spring, Maryland 20906

* ATM available

OTHER PROPERTIES

SANDY SPRING NATIONAL BANK         THE EQUIPMENT LEASING COMPANY           SANDY SPRING MORTGAGE
FINANCIAL CENTER                   53 Loveton Circle, Suite 100            12051 Prosperity Drive, Suite 100
148 Jennifer Road Annapolis,       Sparks, Maryland 21152                  Silver Spring, Maryland 20904
Maryland 21401                     (410) 472-0011                          (301) 680-0200
(410) 266-3000
                                   ADMINISTRATIVE AND TRAINING CENTER
HOWARD COUNTY BUSINESS BANKING     17735 Georgia Avenue
8875 Centre Park Drive             Olney, Maryland 20832
Columbia, Maryland 21045           (301) 774-6400
(410) 740-8005

Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

  Consolidated Balance Sheets at December 31, 1999, and 2000

  Consolidated Statements of Income for the years ended December 31, 1998, 1999, and 2000

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999, and 2000

  Notes to the Consolidated Financial Statements

  Report of Independent Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the consolidated financial statements or related notes.

The following exhibits are filed as a part of this report:

Exhibit
No.         Description                                        Incorporated by Reference to:
------------------------------------------------------------------------------------------------------------------
3(a)        Articles of Incorporation of Sandy Spring          Exhibit 3.1 to Form 10-Q for the Quarter ended as
            Bancorp, Inc., Amended                             June 30, 1996, SEC File No. 0-19065.

3(b)        Bylaws of Sandy Spring Bancorp, Inc.               Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC
                                                               File No. 0-19065.

10(a)*      Amended and Restated Sandy Spring Bancorp, Inc.,   Exhibit 10(a) to Form 10-Q for the quarter ended
            Cash and Deferred Profit Sharing Plan and Trust    September 30, 1997, SEC File No. 0-19065.

10(b)*      Sandy Spring Bancorp, Inc. 1982 Incentive Stock    Exhibit 10(c) to Form 10-Q for the quarter
            Option Plan                                        ended June 30, 1990, SEC File No. 0-19065.

10(c)*      Sandy Spring Bancorp, Inc. 1992 Stock Option       Exhibit 10(i) to Form 10-K for the year ended
            Plan                                               December 31, 1991, SEC File No. 0-19065.

10(d)*      Sandy Spring Bancorp, Inc. Amended and             Exhibit 4 to Registration Statement on Form S-8,
            Restated Stock Option Plan for Employees of        Registration Statement No. 333-11049.
            Annapolis Bancshares, Inc.

10(e)*      Sandy Spring Bancorp, Inc. 1999 Stock Option       Exhibit 4 to Registration Statement on Form S-8,
            Plan                                               Registration Statement No. 333-81249.

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

10(h)*      Form of Director Fee Deferral Agreement,           Exhibit 10(b) to Form 10-Q for the Quarter ended
            August 26, 1997                                    September 30, 1997, SEC File No. 0-19065.

10(i)*      Supplemental Executive Retirement Agreement        Exhibit 10(c) to Form 10-Q for the Quarter ended
            by and Between Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland and Hunter R. Hollar

10(j)*      Form of Supplemental Executive Retirement          Exhibit 10(d) to Form 10-Q for the Quarter ended
            Agreement by and between Sandy Spring              September 30, 1997, SEC File No. 0-19065.
            National Bank of Maryland and each of James H.
            Langmead, Lawrence T. Lewis, Stanley L. Merson,
            Frank H. Small, and Sara E. Watkins

10(k)*      Employment Agreement by and among Sandy Spring     Exhibit 10(e) to Form 10-Q for the Quarter ended
            Bancorp, Inc., Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland, and Hunter H. Hollar

10(l)*      Employment Agreement by and among Sandy Spring     Exhibit 10(f) to Form 10-Q for the Quarter ended
            Bancorp, Inc., Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland, and James H. Langmead

10(m)*      Employment Agreement by and among Sandy Spring     Exhibit 10(g) to Form 10-Q for the Quarter ended
            Bancorp, Inc., Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland, and Lawrence T. Lewis

10(n)*      Employment Agreement by and among Sandy Spring     Exhibit 10(h) to Form 10-Q for the Quarter ended
            Bancorp, Inc., Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland, and Stanley L. Merson

10(o)*      Employment Agreement by and among Sandy Spring     Exhibit 10(i) to Form 10-Q for the Quarter ended
            Bancorp, Inc., Sandy Spring National Bank of       September 30, 1997, SEC File No. 0-19065.
            Maryland, and Frank H. Small

10(p)*      Employment Agreement by and among Sandy Spring     Exhibit 10(o) to Form 10-K for the year ended
            Bancorp, Inc., Sandy Spring National Bank of       December 31, 1998, SEC File No. 0-19065.
            Maryland, and Sara E. Watkins

10(q)*      Change in Control Agreement by and among Sandy     Exhibit 10 to Form 10-Q for the Quarter ended
            Spring Bancorp, Inc., Sandy Spring National        March 31, 2000, SEC File No. 0-19065.
            Bank of Maryland, and Ronald E. Kuykendall

21          Subsidiaries

23          Consent of Independent Auditors

24          Power of Attorney

*   Management Contract or Compensatory Plan or Arrangement filed pursuant to
    Item 14(c) of this Report.

No Current Reports on Form 8-K were filed during the three-month period ended December 31, 2000.

SHAREHOLDERS MAY OBTAIN, FREE OF CHARGE, A COPY OF THE EXHIBITS TO THIS REPORT ON FORM 10-K BY WRITING RONALD E. KUYKENDALL, CORPORATE SECRETARY, AT SANDY SPRING BANCORP, INC., 17801 GEORGIA AVENUE, OLNEY, MARYLAND 20832. SHAREHOLDERS ALSO MAY ACCESS A COPY OF THE FORM 10-K INCLUDING EXHIBITS ON THE SEC WEB SITE AT http://www.sec.gov.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Hunter R. Hollar
-------------------------------
Hunter R. Hollar
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2001.

Principal Executive Officer and Director:                 Principal Financial and Accounting Officer:
/s/ Hunter R. Hollar                                                            /s/ James H. Langmead
-----------------------------------------                                       ---------------------
Hunter R. Hollar                                                                    James H. Langmead
President and Chief Executive Officer                                    Vice President and Treasurer

A majority of the directors of Bancorp executed a power of attorney appointing Theresa A. Cornish as their attorney-in-fact, empowering her to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 2000. This report has been signed below by such attorney-in-fact as of February 28, 2001.

  SIGNATURE                                                             TITLE
------------------------------------------------------------------------------------------------------------
/s/ John Chirtea                                                        Director
------------------------------
John Chirtea

/s/ Susan D. Goff                                                       Director
------------------------------
Susan D. Goff

/s/ Solomon Graham                                                      Director
------------------------------
Solomon Graham

                                                                        Director
------------------------------
Gilbert L. Hardesty

/s/ Joyce R. Hawkins                                                    Director
------------------------------
Joyce R. Hawkins

/s/ Thomas O. Keech                                                     Director
------------------------------
Thomas O. Keech

/s/ Charles F. Mess                                                     Director
------------------------------
Charles F. Mess

                                                                        Director
------------------------------
Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.                                             Director
------------------------------
Robert L. Orndorff, Jr.

/s/ David E. Rippeon                                                    Director
------------------------------
David E. Rippeon

/s/ Lewis R. Schumann                                                   Director
------------------------------
Lewis R. Schumann

/s/ W. Drew Stabler                                                     Chairman of the Board,
------------------------------                                          Director
W. Drew Stabler

By: /s/ Theresa A. Cornish                                              Attorney-in-Fact for Majority of the
------------------------------                                          Directors of Bancorp