Form 10-Q
period 2001-03-31
SANDY SPRING BANCORP INC
filed 2001-05-09
CIK 824410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________


Commission File Number: O-19065


                           Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Maryland                                   52-1532952
------------------------            --------------------------------------------
(State of incorporation)             (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland     20832        301-774-6400
   -------------------------------------     -----        ------------
      (Address of principal office)        (Zip Code)   (Telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES [X]   NO [_]

         The number of shares of common stock outstanding as of April 30, 2001 is 9,574,596 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                                                                         PAGE
                                                                                                                         ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 2001 and December 31, 2000 ...........................................................................  1

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2001 and 2000 ....................................................................  2

         Consolidated Statements of Cash Flows for
         the Three Month Periods Ended March 31, 2001 and 2000 ..........................................................  3

         Consolidated Statements of Changes in Stockholders' Equity for the
         Three Month Periods Ended March 31, 2001 and 2000 ..............................................................  5

         Notes to Consolidated Financial Statements .....................................................................  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................................................................  7

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................................................. 13

  SIGNATURES ............................................................................................................ 14

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,         December 31,

(Dollars in thousands, except per share data)                                                           2001                2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                            $    44,325        $    39,394

  Federal funds sold                                                                                       5,519              6,935

  Interest-bearing deposits with banks                                                                    13,524                507

  Residential mortgage loans held for sale                                                                13,152              6,371

  Investments available-for-sale (at fair value)                                                         613,448            517,861

  Investments held-to-maturity -- fair value of $125,207 (2001) and
     $135,121 (2000)                                                                                     122,534            134,879

  Other equity securities                                                                                 16,929             14,187

  Total Loans and Leases                                                                                 986,872            967,817

    Less: Allowance for credit losses                                                                    (11,692)           (11,530)
                                                                                                     -----------        -----------

       Net loans and Leases                                                                              975,180            956,287

  Premises and equipment, net                                                                             31,247             31,282

  Accrued interest receivable                                                                             15,282             15,124

  Goodwill and other intangible assets, net                                                               22,861             23,648

  Other assets                                                                                            33,461             26,526
                                                                                                     -----------        -----------

     TOTAL ASSETS                                                                                    $ 1,907,462        $ 1,773,001
                                                                                                     ===========        ===========

LIABILITIES

  Noninterest-bearing deposits                                                                       $   239,857        $   243,339

  Interest-bearing deposits                                                                            1,026,643            999,588
                                                                                                     -----------        -----------

      Total Deposits                                                                                   1,266,500          1,242,927

  Short-term borrowings                                                                                  372,788            308,314

  Guaranteed preferred beneficial interests in the Company's subordinated debentures                      35,000             35,000

  Other long-term borrowings                                                                              79,025             49,054

  Accrued interest and other liabilities                                                                  16,126             10,148
                                                                                                     -----------        -----------

      TOTAL LIABILITIES                                                                                1,769,439          1,645,443


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 15,000,000; shares issued
     and outstanding 9,571,097 (2001) and 9,552,672 (2000)                                                 9,571              9,553

  Surplus                                                                                                 23,045             22,511

  Retained earnings                                                                                      100,940             97,641

  Accumulated other comprehensive income (loss)                                                            4,467
                                                                                                                             (2,147)

                                                                                                     -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                                                                         138,023            127,558
                                                                                                     -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 1,907,462        $ 1,773,001
                                                                                                     ===========        ===========


See Notes to Consolidated Financial Statements

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                        Three Months Ended
                                                                                                              March 31,
                                                                                                 -----------------------------------
(In thousands, except per share data)                                                              2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                                                           $ 20,996                  $ 17,611

 Interest on loans held for sale                                                                      132                        50

 Interest on deposits with banks                                                                       20                        48

 Interest and dividends on securities:

   Taxable                                                                                          8,751                     7,793

   Exempt from federal income taxes                                                                 1,913                     1,892

Interest on federal funds sold                                                                        307                       198
                                                                                                 --------                  --------

     TOTAL INTEREST INCOME                                                                         32,119                    27,592

Interest Expense:

 Interest on deposits                                                                              10,099                     9,102

 Interest on short-term borrowings                                                                  4,459                     3,127

 Interest on long-term borrowings                                                                   2,020                     1,320
                                                                                                 --------                  --------

      TOTAL INTEREST EXPENSE                                                                       16,578                    13,549
                                                                                                 --------                  --------

NET INTEREST INCOME                                                                                15,541                    14,043

Provision for Credit Losses                                                                           492                       300
                                                                                                 --------                  --------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                                                15,049                    13,743

Noninterest Income:

 Securities gains (losses)                                                                            130                        (8)

 Service charges on deposit accounts                                                                1,747                     1,311

 Gains on sales of mortgage loans                                                                     521                       169

 Trust department income                                                                              435                       409

 Gain on sale of premises                                                                               0                     1,502

 Other income                                                                                       2,089                     1,339
                                                                                                 --------                  --------

      TOTAL NONINTEREST INCOME                                                                      4,922                     4,722

Noninterest Expenses:

 Salaries and employee benefits                                                                     6,684                     5,662

 Occupancy expense of premises                                                                      1,237                     1,172

 Equipment expenses                                                                                   816                       769

 Marketing                                                                                            317                       357

 Outside data services                                                                                656                       636

 Intangible asset amortization                                                                        856                       706

 Other expenses                                                                                     2,306                     1,928
                                                                                                 --------                  --------

      TOTAL NONINTEREST EXPENSES                                                                   12,872                    11,230
                                                                                                 --------                  --------

Income Before Income Taxes                                                                          7,099                     7,235

Income Tax Expense                                                                                  1,794                     2,215
                                                                                                 --------                  --------

NET INCOME                                                                                       $  5,305                  $  5,020
                                                                                                 ========                  ========

Basic Net Income Per Share                                                                       $   0.56                  $   0.52

Diluted Net Income Per Share                                                                         0.55                      0.52

Dividends Declared Per Share                                                                         0.21                      0.20

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                       -----------------------------
                                                                                                         2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

 Net Income                                                                                            $   5,305          $   5,020

 Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Depreciation and amortization                                                                           1,577              1,453

   Provision for credit losses                                                                               492                300

   Deferred income taxes                                                                                       0               (442)

   Origination of loans held for sale                                                                    (41,668)           (12,435)

   Proceeds from sales of loans held for sale                                                             35,408             13,467

   Gains on sales of loans held for sale                                                                    (521)              (169)

   Securities (gains) losses                                                                                (130)                 8

   Gain on sale of premises                                                                                    0             (1,502)

   Net increase in accrued interest receivable                                                              (158)              (421)

   Net increase in other assets                                                                          (11,182)              (413)

   Net increase (decrease) in accrued expenses                                                             5,977               (967)

   Other - net                                                                                              (299)               255
                                                                                                       ---------          ---------

      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                                    (5,199)             4,154

Cash Flows from Investing Activities:

 Net decrease (increase) in interest-bearing deposits with banks                                         (13,017)             1,797

 Purchases of investments held-to-maturity                                                                (3,521)            (3,820)

 Purchases of other equity securities                                                                     (2,743)            (5,038)

 Purchases of investments available-for-sale                                                            (199,025)           (23,001)

 Proceeds from sales of investments available-for-sale                                                    35,468             14,071

 Proceeds from maturities, calls and principal payments of investments                                    15,885                  0
  held-to-maturity

 Proceeds from maturities, calls and principal payments of investments                                    78,917              5,643
  available-for-sale

 Proceeds from sales of other equity securities                                                                0             11,158

 Net increase in loans and leases                                                                        (19,055)           (29,929)

 Proceeds from sale of premises                                                                                0              2,965

 Expenditures for premises and equipment                                                                    (759)            (1,673)
                                                                                                       ---------          ---------

     NET CASH USED BY INVESTING ACTIVITIES                                                              (107,850)           (27,827)

Cash Flows from Financing Activities:

 Net increase in deposits                                                                                 23,573             54,268

 Net increase (decrease) in short-term borrowings                                                         64,374            (15,291)

 Proceeds from long-term borrowings                                                                       30,071             26,436

 Retirement of long-term borrowings                                                                            0                (46)

 Common stock purchased and retired                                                                            0             (1,544)

 Proceeds from issuance of common stock                                                                      552                559

 Dividends paid                                                                                           (2,006)            (1,929)
                                                                                                       ---------          ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           116,564             27,499
                                                                                                       ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  3,515              3,826

Cash and Cash Equivalents at Beginning of Year                                                            46,329             50,219
                                                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                           $  49,844          $  54,045
                                                                                                       =========          =========

Cont'd

CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures:

 Interest payments                                                                                      $16,000              $13,816

 Income tax payments                                                                                        177                   14

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                                              0                  306

 Reclassification of borrowings from long-term to short-term                                                100                  100

*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)

                                                                                        Accum-
                                                                                        ulated
                                                                                        Other
                                                                                        Compre-            TOTAL
                                                                                        hensive            STOCK-
                                            Common                      Retained        Income             HOLDERS'
                                             Stock        Surplus       Earnings        (loss)             EQUITY
-------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2001                  $9,553       $22,511         $97,641       $ (2,147)         $127,558

Comprehensive Income:

Net income                                                                  5,305                            5,305
  Other comprehensive income, net
    of tax and reclassification
    adjustment                                                                             6,614             6,614
                                                                                                      -------------

Total comprehensive income                                                                                  11,919

Cash dividends - $0.21 per share                                           (2,006)                          (2,006)

Common stock issued pursuant  to:
   Incentive stock option plan -
    1,833 shares                                  2            43                                               45
  Dividend reinvestment and stock
  purchase plan - 16,592 shares                  16           491                                              507
                                          ----------    ----------     -----------    -----------     -------------
BALANCES AT MARCH 31, 2001                   $9,571       $23,045        $100,940         $4,467          $138,023
                                          ==========    ==========     ===========    ===========     =============

-------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2000                  $9,648       $24,476         $86,620      $ (12,024)         $108,720

Comprehensive Income:

Net income                                                                  5,020                            5,020
  Other comprehensive loss,
    net of tax and reclassification
    adjustment                                                                              (325)             (325)
                                                                                                      -------------

Total comprehensive income                                                                                   4,695

Cash dividends - $0.20 per share                                           (1,929)                          (1,929)

Common stock issued pursuant  to:
  Dividend reinvestment and stock
    purchase plan - 26,687 shares                27           532                                              559

Stock repurchases - 75,809 shares               (76)       (1,468)                                          (1,544)
                                          ----------    ----------     -----------    -----------     -------------
BALANCES AT MARCH 31, 2000                   $9,599       $23,540         $89,711     $ (12,349)          $110,501
                                          ==========    ==========     ===========    ===========     =============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2000 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2001.

         The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - PER SHARE DATA

         The calculations of net income per common share for the three month periods ended March 31 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                       -----------------------------
(Dollars and amounts in thousands, except per share data)                                               2001                   2000
                                                                                                       ------                 ------
Basic:
    Net income available to common stockholders                                                        $5,305                 $5,020
    Average common shares outstanding                                                                   9,555                  9,633
    Basic net income per share                                                                         $ 0.56                 $ 0.52
                                                                                                       ======                 ======
Diluted:
    Net income available to common stockholders                                                        $5,305                 $5,020

    Average common shares outstanding                                                                   9,555                  9,633
    Stock option adjustment                                                                                75                     28
                                                                                                       ------                 ------
        Average common shares outstanding - diluted                                                     9,630                  9,661
    Diluted net income per share                                                                       $ 0.55                 $ 0.52
                                                                                                       ======                 ======

NOTE 3 - CONTINGENCES

         In the normal course of business, the Company entered into an agreement with Diebold Incorporated ("Diebold") for cash replenishment and other services for some of the Company's off-site ATMs. Diebold subcontracted this ATM cash replenishment service to another company, Tri-State Armored Services, Inc. ("Tri-State") that subsequently filed for bankruptcy protection on March 2, 2001. The assets of Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to Tri-State as part of the ATM cash replenishment service. The investigation is ongoing and the Company intends to vigorously pursue recovery through all available channels. Pending further proceedings, the Company cannot reasonably estimate the amount of the loss, if any, it may incur as a result of these events. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Company is $628,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis contains forward looking statements, including: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the actual future results may be materially different from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-nine community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with an insurance subsidiary and a leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2001, year-to-date average commercial and commercial real estate loans and leases accounted for approximately 45% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 55%. Based upon the most recent data available, consumer deposits account for approximately 80% of total average deposits while approximately two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities may arise.

A.       FINANCIAL CONDITION

         The Company's total assets were $1,907,462,000 at March 31, 2001, compared to $1,773,001,000 at December 31, 2000, increasing $134,461,000 or 7.6%
during the first three months of 2001. Earning assets increased $123,421,000 or 7.5% to $1,771,978,000 at March 31, 2001, from $1,648,557,000 at December 31,
2000.

         Total loans and leases rose 2.0% or $19,055,000 during the first quarter of 2001, to $986,872,000. During this period, commercial loans and leases increased $9,470,000 (up 2.1%), reflecting fairly balanced growth in commercial, commercial real estate and commercial construction credits, while residential real estate loans rose $8,449,000 (up 2.7%), reflecting sharply higher residential construction lending, largely offset by a decline in residential mortgages. Smaller growth was achieved for consumer loans, which increased by $1,136,000 (up 0.5%), attributable to an increase in student loans accompanied by declines in most other categories. Residential mortgage loans held for sale increased by $6,781,000 from December 31, 2000 to $13,152,000 at March 31, 2001.

Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)                                              March 31, 2001               %        December 31, 2000              %
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate                                       $ 319,038                  32%          $ 310,589                  32%
Commercial loans and leases                                     452,857                  46             443,387                  46
Consumer                                                        214,977                  22             213,841                  22
                                                              ---------                ----           ---------                -----
    Total Loans and Leases                                      986,872                 100%            967,817                 100%
                                                              =========                               =========
Less:  Allowance for credit losses                              (11,692)                                (11,530)
                                                              ---------                               ---------
NET LOANS AND LEASES                                          $ 975,180                               $ 956,287
                                                              =========                               =========

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $85,984,000 or 12.9% from December 31, 2000 to March 31, 2001. Most of this change was due to higher available-for-sale securities as the Company increased its holdings of U. S. Agency securities primarily through investment of borrowed funds under its leverage programs. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $11,601,000 during the first three months of 2001, reaching $19,043,000 at March 31, 2001.

         Total deposits were $1,266,500,000 at March 31, 2001, increasing $23,573,000 or 1.9% from $1,242,927,000 at December 31, 2000. Growth in money market savings accounts provided the majority of the overall increase, up 5.0% or $16,932,000. A similar percentage increase, but smaller growth in dollar terms, was recorded for regular savings and for time deposits of $100,000 or more, while other major categories showed changes of less than 2%. Total borrowings rose 24.1% or $94,445,000 from December 31, 2000 to March 31, 2001, reflective of $69,900,000 higher short-term and long-term advances from the Federal Home Loan Bank of Atlanta, along with a $25,000,000 borrowing in the form of a short-term reverse repurchase agreement. The Company borrowed these funds primarily for the purpose of investing them in securities under its leverage programs.

Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)                                               March 31, 2001               %        December 31, 2000             %
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing Deposits                                   $  239,857                 19%         $  243,339                 20%
Interest-bearing Deposits:
  Demand                                                          154,683                 12             156,266                 12
  Money market savings                                            354,464                 28             337,532                 27
  Regular savings                                                 105,308                  8              98,592                  8
  Time deposits less than $100,000                                312,526                 25             311,871                 25
  Time deposits $100,000 or more                                   99,662                  8              95,327                  8
                                                               --------------------------------------------------------------------
    Total Interest-bearing                                      1,026,643                 81             999,588                 80
                                                               --------------------------------------------------------------------
       TOTAL DEPOSITS                                          $1,266,500                100%         $1,242,927                100%
                                                               ====================================================================


MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured at March 31, 2001, the simulation analysis indicates that net interest income would decline by 4% over a twelve month period given an increase in interest rates of 200 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point increase in interest rates is estimated to reduce the fair value of capital (as computed) by 13%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account the Company's growth, mortgage banking activities and leverage programs. Also considered are the sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of March 31, 2001, show short-term investments exceeding short-term borrowings by

$18,237,000 (the figure was $12,369,000 at December 31, 2000) over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

         In addition, the Company has external sources of funds, which can be drawn upon when funds are required. The main source of external liquidity is an available line of credit for $529,633,000 with the Federal Home Loan Bank of Atlanta, of which approximately $301,225,000 was outstanding at March 31, 2001. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $258,400,000 at March 31, 2001, against which there were outstandings of approximately $30,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2001.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 13.60% at March 31, 2001, compared to 13.73% at December 31, 2000; a tier 1 risk-based capital ratio of 12.55%, compared to 12.69%; and a capital leverage ratio of 8.11%, compared to 8.21%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2001 is appropriate.

         Stockholders' equity for March 31, 2001 totaled $138,023,000 (including $4,467,000 reported for accumulated other comprehensive income), representing an increase of 8.2% from $127,558,000 at December 31, 2000 (net of $2,147,000 reported for accumulated other comprehensive loss). Excluding accumulated other comprehensive income (loss), the increase was 3.0%. The Company's accumulated other comprehensive income (loss) category is comprised of net unrealized gains and losses on available-for-sale securities. Internal capital generation (net income less dividends) added $3,299,000 to equity during the first three months of 2001, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 10.2% versus 9.9% for the year ended December 31, 2000.

           External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan and, to a much lesser degree, from exercises of stock options, totaled $552,000 during the first three months of 2001. There were no share repurchases over the period.

         Dividends for the first three months of the year were $0.21 per share in 2001, compared to $0.20 per share in 2000, for dividend payout ratios (dividends declared per share to diluted net income per share) of 38.18% and 38.46%, respectively.

B.       RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Net income for the first three months of the year increased $285,000 or 5.7% in 2001 over 2000, to $5,305,000 from $5,020,000. Diluted earnings per share after three months were $0.55 in 2001 compared to $0.52 in 2000. The annualized returns on average equity for the three month periods ended March 31 were 16.41% in 2001 and 18.90% in 2000. The annualized return on average assets for the same three month periods were 1.18% and 1.27% in 2001 and 2000, respectively. Excluding nonoperating items of income and expense, net income for the first three months of the year was $5,743,000 ($0.59 per diluted share) or 26.4% above the $4,544,000 ($0.47 per diluted share) earned in 2000, for returns on average equity of 17.76% and 17.10%, respectively, and returns on average assets of 1.28% and 1.15%, respectively. The most significant nonoperating item was the $908,000 after-tax gain on the sale of a building which occurred in the first quarter of 2000. Nonoperating items also included gains (losses) on security transactions and the non-cash amortization of intangible assets.

         Comparing the three month periods ended March 31, the net interest margin decreased by 15 basis points, to 4.00% in 2001 from 4.15% in 2000, while the net interest spread decreased by 25 basis points, to 3.36% from 3.61%. The smaller decline in net interest margin reflected the favorable impact of an increase in the percentage of earning assets funded from noninterest-bearing sources during the first three months of 2001, compared to the same period of 2000.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                              For the three months ended March 31,
                                                               2001                        2000
                                                    ---------------------------------------------------------
                                                       Average       Average       Average        Average
                                                       Balance     Yield/Rate      Balance      Yield/Rate
                                                    ---------------------------------------------------------
ASSETS

    Total loans and leases                               $ 982,263         8.69%      $ 839,661         8.45%
                                                         =========        =====       =========        =====
    Total securities                                       679,388         7.01         624,116         7.03
    Other earning assets                                    24,048         5.45          15,060         6.55
                                                        ----------                   ----------
       TOTAL EARNING ASSETS                              1,685,699         7.97%      1,478,837         7.83%
    Nonearning assets                                      133,533                      114,948
                                                        ----------                   ----------
       Total Assets                                     $1,819,232                   $1,593,785
                                                        ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing demand deposits                     $ 150,085         1.04%      $ 156,421         1.13%
    Money market savings deposits                          344,508         4.19         279,661         3.74
    Regular savings deposits                               101,487         1.74         106,186         2.00
    Time deposits                                          406,233         5.71         434,163         5.12
                                                        ----------                   ----------
       Total interest-bearing deposits                   1,002,313         4.09         976,431         3.75
    Short-term borrowings                                  337,894         5.30         236,549         5.28
    Long-term borrowings                                   111,382         7.25          73,959         7.14
                                                        ----------                   ----------
       Total interest-bearing liabilities                1,451,589         4.61       1,286,939         4.22
                                                        ----------                   ----------
    Noninterest-bearing demand deposits                    226,135                      203,961
    Other noninterest-bearing liabilities                   10,378                       (3,964)
    Stockholders' equity                                   131,130                      106,849
                                                        ----------                   ----------
       Total Liabilities & Stockholders' Equity         $1,819,232                   $1,593,785
                                                        ==========                   ==========

    Interest Rate Spread                                                  3.36%                        3.61%
                                                                          =====                        =====
    Net Interest Margin (1)                                               4.00%                        4.15%
                                                                          =====                        =====
    Ratio of average earning assets to
       average interest-bearing liabilities                116.13%                      114.91%
                                                        ==========                   ==========

(1) Net interest margin = net interest income / total interest-earning assets

NET INTEREST INCOME

         Net interest income for the first three months of the year was $15,541,000 in 2001, an increase of 10.7% over $14,043,000 in 2000, reflecting a higher volume of average earning assets. On a tax-equivalent basis, net interest income increased 8.9% to $16,619,000 in 2001, from $15,265,000 in 2000. The effects of average balances, yields and rates are presented in the table on page 10.

         For the first three months, tax-equivalent interest income increased $4,383,000 or 15.2% in 2001, compared to 2000. Average earning assets rose 14.0% over the prior year period, while the average yield earned on those assets increased 14 basis points to 7.97% from 7.83%. Comparing the first three months of 2001, versus 2000, average loans grew 17.0% to $982,263,000 (58.3% of average earning assets, versus 56.8% a year ago), while the average yield on loans and leases increased 24 basis points to 8.69% from 8.45%. The majority of the increase in average yield between the periods was attributable to the impact of relatively high yielding leases acquired in December, 2000. Average commercial loans increased 18.8%, average residential real estate loans increased 17.4%, and average consumer loans increased 12.8%. Average total securities rose 8.9% to $679,388,000 (40.3% of average earning assets, versus 42.2% a year ago), while the average yield remained essentially level at 7.01% versus 7.03% for the first quarters of 2001 and 2000, respectively.

         Interest expense for the first three months of the year increased $3,029,000 or 22.4% in 2001, over 2000, due to the combined effects of 12.8% or $164,650,000 higher average interest-bearing liabilities and a 39 basis point increase in the average rate paid for those funds to 4.61% from 4.22%. Average time, regular savings and interest-bearing demand deposits declined, while average money market savings deposits grew by $64,847,000 or 23.2% over the period.

CREDIT RISK MANAGEMENT

         During the first three months of the year, the provision for credit losses was $492,000 in 2001, compared to $300,000 in 2000. Net charge-offs of $330,000 were recorded for the three month period ended March 31, 2001, while there were net charge-offs of $131,000 for the same period a year earlier.

         The Company regularly analyzes the sufficiency of its allowance for credit losses through a methodology consisting of several key elements, which include the formula allowance, based upon historical loss experience, specific allowances for problem graded credits, and the unallocated allowance, based upon management's quarterly review of various conditions. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan and lease volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan and lease categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management, and the quality of risk identification systems. During the first quarter of 2001, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.18% of total loans and leases at March 31, 2001, and 0.98% at December 31, 2000. Management believes that the allowance for credit losses is adequate.

         Nonperforming loans and leases, and nonperforming assets each increased by $280,000, to $2,773,000 and $3,153,000, respectively, from December 31, 2000 to March 31, 2001. Expressed as a percentage of total assets, nonperforming assets remained essentially level, being 0.17% at March 31, 2001, and 0.16% at December 31, 2000. The allowance for credit losses represented 422% of nonperforming loans and leases at March 31, 2001, compared to similar coverage of 462% at December 31, 2000. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled approximately $380,000 at March 31, 2001, and at December 31, 2000. The balance of impaired loans at March 31, 2001 was $672,000, with reserves against those loans totaling $100,000, versus a balance at December 31, 2000 of $613,000, also with reserves of $100,000.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                             Three Months Ended         Twelve Months Ended
                                                                               March 31, 2001            December 31, 2000
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                $ 11,530                   $  8,231

Provision for credit losses                                                            492                      2,690

Allowance acquired                                                                       0                      1,300

Loan charge-offs:

  Residential real estate                                                              (18)                      (220)

  Commercial loans and leases                                                         (269)                      (246)

  Consumer                                                                             (49)                      (303)
                                                                                  --------                   --------

    Total charge-offs                                                                 (336)                      (769)


Loan recoveries:

  Residential real estate                                                                0                          0

  Commercial loans and leases                                                            4                         36

  Consumer                                                                               2                         42
                                                                                  --------                   --------

    Total recoveries                                                                     6                         78
                                                                                  --------                   --------

Net charge-offs                                                                       (330)                      (691)
                                                                                  --------                   --------

BALANCE, PERIOD END                                                               $ 11,692                   $ 11,530
                                                                                  ========                   ========

Net charge-offs to average loans and leases
  (annual basis)                                                                      0.14%                      0.08%

Allowance to total loans and leases                                                   1.18%                      1.19%


The following table presents nonperforming assets at the dates indicated:

                                                                                  March 31                  December 31,
                                                                                    2001                       2000
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                      $    879                   $    684

Loans and leases 90 days past due                                                    1,894                      1,809

Restructured loans and leases                                                            0                          0
                                                                                  --------                   --------

  Total Nonperforming Loans and leases*                                              2,773                      2,493

Other real estate owned                                                                380                        380
                                                                                  --------                   --------

  TOTAL NONPERFORMING ASSETS                                                      $  3,153                   $  2,873
                                                                                  ========                   ========

Nonperforming assets to total assets                                                  0.17%                      0.16%

---------------------------------------------------------------------------------------------------------------------------
* Those performing credits considered potential problem credits, as defined and identified by management, amounted to approximately
$9,843,000 at March 31, 2001, compared to $9,576,000 at December 31, 2000. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Noninterest income increased by 4.2% or $200,000 during the three months ended March 31, 2001, versus the same period of 2000. Excluding non-operating items, principally the $1,502,000 gain on the sale of a building in the first quarter of 2000, the increase in noninterest income was 48.5% or $1,564,000. This change was largely attributable to higher gains on sales of mortgage loans, growth in return check charges, a component of service charges on deposit accounts, and increases in fees from sales of investment products and in income from bank owned life insurance, which are classified as other noninterest income.

         For the three months ended March 31, noninterest expenses increased 14.6% or $1,642,000 to $12,872,000 in 2001, from $11,230,000 in 2000. The
Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. The increase in noninterest expenses from first quarter 2000, to first quarter 2001, reflected higher salaries and benefits related primarily to merit increases and incentive compensation, the rise in amortization of acquisition intangibles, and an increase in consulting services costs. Average full-time equivalent employees decreased by 31 persons (representing a 7.0% reduction), to 445 during the first three months of 2001, compared to 476 during the first three months of 2000. With the exclusion of nonoperating items of income and expense from earnings, the first quarter ratio of net income per average full-time-equivalent employee rose in 2001, to $12,900 from $9,500 in 2000.

INCOME TAXES

         The effective tax rate for the year-to-date as of March 31 was 25.3% in 2001, compared to 30.6% in 2000, reflecting in part an increase in the ratio of nontaxable income to income before taxes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2000.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None

         (b) Reports on Form 8-K.

         On March 14, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, its intention to distribute a letter to shareholders on or about March 15, 2001.

         On March 29, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, that its Board of Directors had authorized the repurchase of up to an additional 5% of the Company's outstanding shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /s/ HUNTER R. HOLLAR
    ----------------------------------------------------
         Hunter R. Hollar

    President and Chief Executive Officer

  Date: May 8, 2001





By:  /s/ JAMES H. LANGMEAD
    ----------------------------------------------------
         James H. Langmead

    Executive Vice President and Chief Financial Officer

  Date: May 8, 2001