Form 10-Q
period 2001-06-30
SANDY SPRING BANCORP INC
filed 2001-08-10
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

         The number of shares of common stock outstanding as of July 31, 2001 is 9,594,152 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX


                                                                                PAGE
------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         June 30, 2001 and December 31, 2000 ..................................    1

         Consolidated Statements of Income for the Three and Six
         Month Periods Ended June 30, 2001 and 2000 ...........................    2

         Consolidated Statements of Cash Flows for the
         Six Month Periods Ended June 30, 2001 and 2000 .......................    3

         Consolidated Statements of Changes in Stockholders' Equity for the Six
         Month Periods Ended June 30, 2001 and 2000 ...........................    5

         Notes to Consolidated Financial Statements ...........................    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................    8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK ...............................................   15

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................   15

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................   15

  SIGNATURES ..................................................................   16


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,      December 31,
(Dollars in thousands, except per share data)                                               2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                              $    42,028    $    39,394

  Federal funds sold                                                                        45,872          6,935

  Interest-bearing deposits with banks                                                         588            507

  Residential mortgage loans held for sale                                                   9,150          6,371

  Investments available-for-sale (at fair value)                                           564,359        517,861

  Investments held-to-maturity -- fair value of $184,604 (2001) and
     $135,121 (2000)                                                                       183,030        134,879

  Other equity securities                                                                   16,929         14,187

  Total Loans and Leases                                                                   991,353        967,817

    Less: Allowance for credit losses                                                      (11,580)       (11,530)
                                                                                       -----------    -----------

       Net loans and Leases                                                                979,773        956,287

  Premises and equipment, net                                                               32,194         31,282

  Accrued interest receivable                                                               15,776         15,124

  Goodwill and other intangible assets, net                                                 21,988         23,648

  Other assets                                                                              36,053         26,526
                                                                                       -----------    -----------

     TOTAL ASSETS                                                                      $ 1,947,740    $ 1,773,001
                                                                                       ===========    ===========

LIABILITIES

  Noninterest-bearing deposits                                                         $   263,487    $   243,339

  Interest-bearing deposits                                                              1,041,169        999,588
                                                                                       -----------    -----------

      Total Deposits                                                                     1,304,656      1,242,927

  Short-term borrowings                                                                    378,008        308,314

  Guaranteed preferred beneficial interests in the Company's subordinated debentures        35,000         35,000

  Other long-term borrowings                                                                79,097         49,054

  Accrued interest and other liabilities                                                     8,511         10,148
                                                                                       -----------    -----------

      TOTAL LIABILITIES                                                                  1,805,272      1,645,443


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 9,592,819 (2001) and 9,552,672 (2000)
                                                                                             9,593          9,553

  Surplus                                                                                   23,648         22,511

  Retained earnings                                                                        104,701         97,641

  Accumulated other comprehensive income (loss)                                              4,526
                                                                                                           (2,147)
                                                                                       -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                                                           142,468        127,558
                                                                                       -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,947,740    $ 1,773,001
                                                                                       ===========    ===========

See Notes to Consolidated Financial Statements

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                          -------------------    -----------------
(In thousands, except per share data)        2001       2000        2001     2000
-------------------------------------------------------------    -----------------
 Interest Income:

 Interest and fees on loans and leases   $ 20,305   $ 18,608    $ 41,301   $ 36,219

 Interest on loans held for sale              208         55         340        105

 Interest on deposits with banks               35         23          55         71

 Interest and dividends on securities:

   Taxable                                  9,274      8,495      18,025     16,288

   Exempt from federal income taxes         1,975      1,908       3,888      3,800

Interest on federal funds sold                475        192         782        390
                                         --------   --------    --------   --------

     TOTAL INTEREST INCOME                 32,272     29,281      64,391     56,873

Interest Expense:

 Interest on deposits                       9,548      9,654      19,647     18,756

 Interest on short-term borrowings          4,409      3,491       8,868      6,618

 Interest on long-term borrowings           2,050      1,448       4,070      2,768
                                         --------   --------    --------   --------
      TOTAL INTEREST EXPENSE               16,007     14,593      32,585     28,142
                                         --------   --------    --------   --------
NET INTEREST INCOME                        16,265     14,688      31,806     28,731

Provision for Credit Losses                   492        990         984      1,290
                                         --------   --------    --------   --------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                        15,773     13,698      30,822     27,441

Noninterest Income:

 Securities gains                               0         55         130         47

 Service charges on deposit accounts        1,807      1,468       3,554      2,779

 Gains on sales of mortgage loans             747        207       1,268        376

 Trust department income                      479        436         914        845

 Gain on sale of premises                       0        (32)          0      1,470

 Other income                               2,440      1,724       4,529      3,063
                                         --------   --------    --------   --------
      TOTAL NONINTEREST INCOME              5,473      3,858      10,395      8,580

Noninterest Expenses:

 Salaries and employee benefits             6,833      6,090      13,517     11,752

 Occupancy expense of premises              1,224      1,210       2,461      2,382

 Equipment expenses                           875        816       1,691      1,585

 Marketing                                    331        444         648        801

 Outside data services                        669        580       1,325      1,216

 Intangible asset amortization                835        706       1,691      1,412

 Other expenses                             2,448      2,210       4,754      4,138
                                         --------   --------    --------   --------

      TOTAL NONINTEREST EXPENSES           13,215     12,056      26,087     23,286
                                         --------   --------    --------   --------
Income Before Income Taxes                  8,031      5,500      15,130     12,735

Income Tax Expense                          2,164      1,300       3,958      3,515
                                         --------   --------    --------   --------

NET INCOME                               $  5,867   $  4,200    $ 11,172   $  9,220
                                         ========   ========    ========   ========

Basic Net Income Per Share               $   0.61   $   0.44    $   1.17   $   0.96

Diluted Net Income Per Share                 0.61       0.44        1.16       0.96

Dividends Declared Per Share                 0.22       0.20        0.43       0.40

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   -----------------
                                                                                   2001        2000
-------------------------------------------------------------------------------------- -------------
Cash Flows from Operating Activities:

 Net Income                                                                     $  11,172    $   9,220

 Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Depreciation and amortization                                                    3,170        2,846

   Provision for credit losses                                                        984        1,290

   Deferred income taxes                                                              313          182

   Origination of loans held for sale                                            (109,686)     (28,161)

   Proceeds from sales of loans held for sale                                     108,175       27,300

   Gains on sales of loans held for sale                                           (1,268)        (376)

   Securities gains                                                                  (130)         (47)

   Gain on sale of premises                                                             0       (1,502)

   Net increase in accrued interest receivable                                       (652)      (1,022)

   Net increase in other assets                                                   (13,825)        (991)

   Net decrease in accrued expenses                                                (1,638)      (2,708)

   Other - net                                                                     (1,753)        (909)
                                                                                ---------    ---------

      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                             (5,138)       5,122

Cash Flows from Investing Activities:

 Net (increase) decrease in interest-bearing deposits with banks                      (81)       2,695

 Purchases of investments held-to-maturity                                        (44,905)      (5,983)

 Purchases of other equity securities                                              (2,742)      (8,813)

 Purchases of investments available-for-sale                                     (344,520)     (55,405)

 Proceeds from sales of investments available-for-sale                             35,468       15,486

 Proceeds from maturities, calls and principal payments of investments             16,345            0
   held-to-maturity

 Proceeds from maturities, calls and principal payments of investments            254,244       14,877
   available-for-sale

 Proceeds from sales of other equity securities                                         0       12,083

 Proceeds from sales of other real estate owned                                       426          330

 Net increase in loans and leases                                                 (23,568)     (64,211)

 Proceeds from sale of premises                                                         0        2,965

 Expenditures for premises and equipment                                           (2,489)      (2,585)
                                                                                ---------    ---------

     NET CASH USED BY INVESTING ACTIVITIES                                       (111,822)     (88,561)

Cash Flows from Financing Activities:

 Net increase in deposits                                                          61,729       42,413

 Net increase in short-term borrowings                                             69,594       66,059

 Proceeds from long-term borrowings                                                30,143       25,990

 Retirement of long-term borrowings                                                     0      (35,000)

 Common stock purchased and retired                                                     0       (2,731)

 Proceeds from issuance of common stock                                             1,177        1,094

 Dividends paid                                                                    (4,112)      (3,847)
                                                                                ---------    ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    158,531       93,978
                                                                                ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          41,571       10,539

Cash and Cash Equivalents at Beginning of Year                                     46,329       50,219
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                    $  87,900    $  60,758
                                                                                =========    =========

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures:

 Interest payments                                             $32,193   $28,179

 Income tax payments                                             5,415     3,799

Noncash Investing Activities:

 Transfers from loans to other real estate owned                    32       306

 Reclassification of borrowings from long-term to short-term       100       100


*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                      Accum-
                                                                                      ulated
                                                                                      Other
                                                                                      Compre-             TOTAL
                                                                                      hensive             STOCK-
                                          Common                       Retained       Income              HOLDERS'
                                            Stock        Surplus       Earnings      (loss)               EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                                             $9,553       $22,511                                         $127,558
BALANCES AT JANUARY 1, 2001                                               $97,641       $(2,147)

Comprehensive Income:

Net income                                                                 11,172                           11,172

    Unrealized gain (loss) on
    investments
    available-for-sale                                                                     6,673             6,673
                                                                                                      -------------

Total comprehensive income                                                                                  17,845

Cash dividends - $0.43 per share                                          (4,112)                           (4,112)

Common stock issued pursuant  to:
   Stock option plan - 7,565 shares
                                                  8           162                                              170
  Dividend reinvestment and stock
  purchase plan - 32,582 shares                  32           975                                            1,007
                                          ----------    ----------     -----------    -----------     -------------
BALANCES AT JUNE 30, 2001                    $9,593       $23,648        $104,701         $4,526          $142,468
                                          ==========    ==========     ===========    ===========     =============

-------------------------------------------------------------------------------------------------------------------
                                             $9,648       $24,476         $86,620                         $108,720
BALANCES AT JANUARY 1, 2000                                                            $(12,024)

Comprehensive Income:

Net income                                                                  9,220                            9,220

    Unrealized gain (loss) on
    investments                                                                          (1,563)            (1,563)
    available-for-sale                                                                                -------------

Total comprehensive income                                                                                   7,657

Cash dividends - $0.40 per share                                          (3,847)                           (3,847)

Common stock issued pursuant to:
   Dividend reinvestment and stock
    purchase plan - 51,078 shares                51         1,043                                            1,094
Stock repurchases - 127,357 shares
                                                           (2,603)                                          (2,731)
                                              (128)
                                          ----------    ----------     -----------    -----------     -------------
BALANCES AT JUNE 30, 2000                   $9,571        $22,916        $91,993       $(13,587)          $110,893
                                          ==========    ==========     ===========    ===========     =============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
         The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2000 Annual Report to Shareholders on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2001.
         The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.
         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - STOCKHOLDERS' EQUITY
         On April 18, 2001, the shareholders approved an increase in the number of shares of capital stock authorized to be issued from 15,000,000 to 50,000,000.
         On April 18, 2001, the shareholders approved the 2001 Employee Stock Purchase Plan ( the "Purchase Plan") to commence on July 1, 2001, with consecutive monthly offering periods thereafter, and reserved 300,000 authorized but unissued shares of common stock for purchase upon the exercise of options granted under the plan. Shares are placed under option to employees, to be purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors.

NOTE 3 - PER SHARE DATA
         The calculations of net income per common share for the six month periods ended June 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.

(Dollars and amounts in thousands, except                              Three Months Ended                Six Months Ended
  Per share data)                                                           June 30,                         June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                        2001          2000             2001           2000
                                                                        ----          ----             ----           ----
Basic:
  Net income available to common stockholders                         $5,867         $4,200          $11,172           $9,220
  Average common shares outstanding                                    9,577          9,579            9,566            9,607
  Basic net income per share                                           $0.61          $0.44            $1.17            $0.96
                                                                ============= ==============    ============= ================
Diluted:
  Net income available to common stockholders                         $5,867         $4,200          $11,172           $9,220

  Average common shares outstanding                                    9,577          9,579            9,566            9,607
  Stock option adjustment                                                 94             29               84               28
                                                                ------------- --------------    ------------- ----------------
   Average common shares outstanding-diluted                           9,671          9,608            9,650            9,635
  Diluted net income per share                                         $0.61          $0.44            $1.16            $0.96
                                                                ============= ==============    ============= ================

NOTE 4 - CONTINGENCIES
         In the normal course of business, the Company entered into an agreement with Diebold Incorporated ("Diebold") for cash replenishment and other services for some of the Company's off-site ATMs. Diebold subcontracted this ATM cash replenishment service to another company, Tri-State Armored Services, Inc. ("Tri-State") that subsequently filed for bankruptcy protection on March 2, 2001. The assets of Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to Tri-State as part of the ATM cash replenishment service. The investigation is ongoing and the Company intends to vigorously pursue recovery through all available channels. Pending further proceedings, the Company cannot reasonably estimate the amount of the loss, if any, it may incur as a result of these events. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Company is $628,000.
                                       7

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

THE COMPANY
         The Company is the registered bank holding company for Sandy Spring National Bank of Maryland (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.
         The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2001, year-to-date average commercial and commercial real estate loans and leases accounted for approximately 45% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 55%. Based upon the most recent data available, consumer deposits account for approximately 80% of total average deposits while approximately two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION
         The Company's total assets were $1,947,740,000 at June 30, 2001, compared to $1,773,001,000 at December 31, 2000, increasing $174,739,000 or 9.9%
during the first six months of 2001. Earning assets increased $162,724,000 or 9.9% to $1,811,281,000 at June 30, 2001, from $1,648,557,000 at December 31,
2000.
         Total loans and leases rose 2.4% or $23,536,000 during the first half of 2001, to $991,353,000. During this period, commercial loans and leases increased $14,612,000 (up 3.3%), reflecting growth in commercial real estate credits, while residential real estate loans rose $8,901,000 (up 2.9%), reflecting sharply higher residential construction lending, largely offset by a decline in residential mortgages. This decrease in residential mortgages was due in large part to the sale of fixed rate loan production resulting from refinancing in a lower rate environment. Consumer loans remained essentially level over the same period. Residential mortgage loans held for sale increased by $2,779,000 from December 31, 2000 to $9,150,000 at June 30, 2001.

Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

                                  June 30, 2001                December 31,
(In thousands)                                          %          2000            %
--------------------------------------------- -------------------- --------- ---------
Residential real estate              $ 319,490           32%    $ 310,589          32%
Commercial loans and leases            457,999           46       443,387          46
Consumer                               213,864           22       213,841          22
                                     ---------    ---------     ---------   ---------
    Total Loans and Leases             991,353          100%      967,817         100%
                                                  =========                 =========
Less:  Allowance for credit losses     (11,580)                   (11,530)
                                     ---------                  ---------
NET LOANS AND LEASES                 $ 979,773                  $ 956,287
                                     =========                  =========

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased by $97,391,000 or 14.6% from December 31, 2000, to June 30, 2001. Most of this change occurred in available-for-sale and held-to-maturity securities, and primarily reflected the investment of increased borrowed funds under the Company's leverage programs. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $39,018,000 during the first six months of 2001, reaching $46,460,000 at June 30, 2001, as the rise in total deposits exceeded the rise in total loans and leases by $38,193,000.
         Total deposits were $1,304,656,000 at June 30, 2001, increasing $61,729,000 or 5.0% from $1,242,927,000 at December 31, 2000. Growth in money market savings accounts, noninterest-bearing demand deposits and time deposits of $100,000 or more accounted for virtually all of the overall increase. Total borrowings rose 25.4% or $99,737,000 from December 31, 2000, to June 30, 2001, primarily reflective of $70,043,000 higher short-term and long-term advances from the Federal Home Loan Bank of Atlanta, along with a $25,000,000 borrowing in the form of a short-term reverse repurchase agreement. The Company borrowed these funds primarily for the purpose of investing them in securities under its leverage programs.

Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:



                                    June 30, 2001               December 31,
(In thousands)                                            %        2000              %
---------------------------------------------- --------------------- -------- ----------
Noninterest-bearing Deposits         $  263,487           20%   $  243,339           20%
Interest-bearing Deposits:
  Demand                                144,155           11       156,266           12
  Money market savings                  363,376           28       337,532           27
  Regular savings                       104,762            8        98,592            8
  Time deposits less than $100,000      317,989           24       311,871           25
  Time deposits $100,000 or more        110,887            9        95,327            8
                                     ----------   ----------    ----------   ----------
    Total Interest-bearing            1,041,169           80       999,588           80
                                     ----------   ----------    ----------   ----------
       TOTAL DEPOSITS                $1,304,656          100%   $1,242,927          100%
                                     ==========   ==========    ==========   ==========

MARKET RISK MANAGEMENT
         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured at June 30, 2001, the simulation analysis indicates that net interest income would decline by 6% over a twelve month period given a decrease in interest rates of 200 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 22%, as compared to a policy limit of 25%.

LIQUIDITY
         Liquidity is measured using an approach designed to take into account the Company's growth, mortgage banking activities and leverage programs. Also considered are the sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of June 30, 2001, show short-term investments exceeding short-term borrowings by $48,444,000 (the figure was $12,369,000 at December 31, 2000) over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

         In addition, the Company has external sources of funds, which can be drawn upon when funds are required. The main source of external liquidity is an available line of credit for $581,635,000 with the Federal Home Loan Bank of Atlanta, of which approximately $301,297,000 was outstanding at June 30, 2001. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $258,400,000 at June 30, 2001, against which there were outstandings of approximately $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2001.

CAPITAL MANAGEMENT
         The Company recorded a total risk-based capital ratio of 14.16% at June 30, 2001, compared to 13.73% at December 31, 2000; a tier 1 risk-based capital ratio of 13.10%, compared to 12.69%; and a capital leverage ratio of 8.01%, compared to 8.21%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2001, is appropriate.
         Stockholders' equity for June 30, 2001, totaled $142,468,000 (including $4,526,000 reported for accumulated other comprehensive income), representing an increase of 11.7% from $127,558,000 at December 31, 2000 (net of $2,147,000 reported for accumulated other comprehensive loss). Excluding accumulated other comprehensive income (loss), the increase was 6.4%. The Company's accumulated other comprehensive income (loss) category is comprised of net unrealized gains and losses on available-for-sale securities. Internal capital generation (net income less dividends) added $7,060,000 to equity during the first six months of 2001, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 10.6% versus 9.9% for the year ended December 31, 2000.
           External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan and, to a lesser degree, from exercises of stock options, totaled $1,177,000 during the first six months of 2001. There were no share repurchases over the period.
         Dividends for the first six months of the year were $0.43 per share in 2001, compared to $0.40 per share in 2000, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 37.07% versus 41.67% (46.51% when the nonrecurring after tax gain of $889,000 on the sale of a building during the first quarter of 2000 is excluded from net income).


B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001, AND 2000
         Net income for the first six months of the year increased $1,952,000 or 21.2% in 2001 over 2000, to $11,172,000 from $9,220,000. Diluted earnings per share after six months were $1.16 in 2001 compared to $0.96 in 2000. The annualized returns on average equity for the six month periods ended June 30 were 16.72% in 2001 and 17.23% in 2000. The annualized return on average assets for the six month periods were 1.21% and 1.15% in 2001 and 2000, respectively. Excluding nonoperating items of income and expense, net income for the first six months of the year was $11,961,000 ($1.24 per diluted share) or 30.6% above the $9,157,000 ($0.95 per diluted share) earned in 2000, for returns on average equity of 17.90% and 17.11%, respectively, and returns on average assets of 1.29% and 1.13%, respectively. The most significant nonoperating item was the $908,000 after-tax gain on the sale of a building which occurred in the first quarter of 2000. Nonoperating items also included gains on security transactions and the non-cash amortization of intangible assets, and a $155,000 after-tax gain on the sale of the Company's credit card portfolio during the second quarter of 2001.
         Comparing the six month periods ended June 30, the net interest margin decreased by 20 basis points, to 3.97% in 2001 from 4.17% in 2000, while the net interest spread decreased by 24 basis points, to 3.35% from 3.59%. These results are similar to those shown in the first quarter comparisons and are indicative of the intense competition in the financial services sector of the economy and the effects of rapid decreases in interest rates stimulated by the Federal Reserve Board during 2001.

NET INTEREST INCOME
         Net interest income for the first six months of the year was $31,806,000 in 2001, an increase of 10.7% over $28,731,000 in 2000, reflecting a higher volume of average earning assets. On a tax-equivalent basis, net interest income increased 9.4% to $34,101,000 in 2001, from $31,161,000 in 2000. The effects of average balances, yields and rates are presented in the table on page 11.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                               For the six months ended June 30,
                                                               2001                        2000
                                                    ---------------------------------------------------------
                                                       Average       Average       Average        Average
                                                       Balance     Yield/Rate      Balance      Yield/Rate
                                                    ---------------------------------------------------------
ASSETS
    Total loans and leases                               $ 988,013         8.48%      $ 856,207         8.52%
    Total securities                                       707,058         6.91         632,697         7.16
    Other earning assets                                    35,410         4.73          14,506         6.37
                                                    ---------------            -----------------
       TOTAL EARNING ASSETS                              1,730,481         7.76%      1,503,410         7.93%
    Nonearning assets                                      135,257                      121,592
                                                    ---------------            -----------------
       Total Assets                                     $1,865,738                   $1,625,002
                                                    ===============            =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing demand deposits                     $ 151,528         0.98%      $ 157,360         1.10%
    Money market savings deposits                          350,463         3.81         286,824         3.93
    Regular savings deposits                               103,140         1.69         107,790         2.01
    Time deposits                                          413,157         5.58         432,518         5.22
                                                    ---------------            -----------------
       Total interest-bearing deposits                   1,018,288         3.89         984,492         3.83
    Short-term borrowings                                  354,094         5.02         249,282         5.32
    Long-term borrowings                                   112,725         7.22          69,109         8.01
                                                    ---------------            -----------------
       Total interest-bearing liabilities                1,485,107         4.41       1,302,883         4.34
                                                                  --------------               --------------
    Noninterest-bearing demand deposits                    233,149                      209,603
    Other noninterest-bearing liabilities                   12,766                        4,882
    Stockholders' equity                                   134,716                      107,634
                                                    ---------------            -----------------
       Total Liabilities & Stockholders' Equity         $1,865,738                   $1,625,002
                                                    ===============            =================

    Interest Rate Spread                                                   3.35%                         3.59%
                                                                  ==============               ==============
    Net Interest Margin (1)                                                3.97%                         4.17%
                                                                  ==============               ==============
    Ratio of average earning assets to
       Average interest-bearing liabilities                 116.52%                      115.39%
                                                    ===============            =================

(1) Net interest margin = annualized net interest income on a tax-equivalent basis / total interest-earning assets

         For the first six months, tax-equivalent interest income increased $7,384,000 or 12.5% in 2001, compared to 2000. Average earning assets rose 15.1% over the prior year period, to $1,730,481,000 from $1,503,410,000, while the average yield earned on those assets decreased by 17 basis points to 7.76% from 7.93%. Comparing the first six months of 2001, versus 2000, average loans grew 15.4% to $988,013,000 (57.1% of average earning assets, versus 57.1% a year ago), while the average yield on loans and leases decreased 4 basis points to 8.48% from 8.52%. The average loan and lease yield for the first six months of 2001, compared to the like period of 2000, was favorably impacted by $31,304,000 of relatively high yielding leases acquired in December, 2000, as average commercial loans increased by $67,416,000 or 17.7%. Over the same period, average residential real estate loans increased by $46,574,000 or 16.7%, and average consumer loans increased by $17,816,000 or 9.1%. Average total securities rose 11.8% to $707,058,000 (40.9% of average earning assets, versus 42.1% a year ago), while the average yield declined by 25 basis points to 6.91% versus 7.16% for the first half-years of 2001 and 2000, respectively.
         Interest expense for the first six months of the year increased by $4,443,000 or 15.8% in 2001, over 2000, produced by the combined effects of 14.0% or $182,224,000 higher average interest-bearing liabilities and a 7 basis point increase in the average rate paid for those funds to 4.41% from 4.34% due to increases in rates paid on average time deposits during the current year. Average total interest-bearing deposits rose $33,796,000 or 3.4% and contributed $891,000 to the rise in interest expense year-to-date June 30, 2001, compared to the same period of 2000. Over this time frame, average time, regular savings and interest-bearing demand deposits declined, while average money market savings deposits grew by $63,639,000 or 22.2% and accounted for $1,017,000 of the overall increase in interest expense. The half-year rise in average borrowings from 2000 to 2001 was $148,428,000 or 46.6%, with most of the change reflected in the Company's leverage programs, resulting in $3,552,000 greater interest expense.

CREDIT RISK MANAGEMENT
         During the first six months of the year, the provision for credit losses was $984,000 in 2001, compared to $1,290,000 in 2000. Net charge-offs of $934,000 were recorded for the six month period ended June 30, 2001, while there were net charge-offs of $337,000 for the same period a year earlier.
         The Company regularly analyzes the sufficiency of its allowance for credit losses through a methodology consisting of several key elements, which include the formula allowance, based upon historical loss experience, specific allowances for problem graded credits, and the unallocated allowance, based upon management's quarterly review of various conditions. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan and lease volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan and lease categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management, and the quality of risk identification systems. During the first half of 2001, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.17% of total loans and leases at June 30, 2001, and 0.98% at December 31, 2000. Management believes that the allowance for credit losses is adequate.
         Nonperforming loans and leases increased by $130,000 to $2,623,000 while nonperforming assets declined by $218,000 to $2,655,000 from December 31, 2000, to June 30, 2001. Expressed as a percentage of total assets, nonperforming assets fell to 0.14% at June 30, 2001, from 0.16% at December 31, 2000. The allowance for credit losses represented 441% of nonperforming loans and leases at June 30, 2001, compared to similar coverage of 462% at December 31, 2000. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled approximately $32,000 at June 30, 2001, compared to $380,000 at December 31, 2000. The balance of impaired loans at June 30, 2001 was $181,000, with reserves against those loans and leases totaling $108,000, versus a balance at December 31, 2000 of $613,000, with reserves of $100,000.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                           Six Months Ended  Twelve Months Ended
                                            June 30, 2001      December 31, 2000
--------------------------------------------------------------------------------

Balance, January 1                          $ 11,530             $  8,231

Provision for credit losses                      984                2,690

Allowance acquired                                 0                1,300

Loan charge-offs:

  Residential real estate                        (18)                (220)

  Commercial loans and leases                   (808)                (246)

  Consumer                                      (133)                (303)
                                            --------             --------

    Total charge-offs                           (959)                (769)


Loan recoveries:

  Residential real estate                          0                    0

  Commercial loans and leases                     16                   36

  Consumer                                         9                   42
                                            --------             --------

    Total recoveries                              25                   78
                                            --------             --------

Net charge-offs                                 (934)                (691)
                                            --------             --------

BALANCE, PERIOD END                         $ 11,580             $ 11,530
                                            ========             ========

Net charge-offs to average loans and leases
  (annual basis)                                0.19%                0.08%

Allowance to total loans and leases             1.17%                1.19%


The following table presents nonperforming assets at the dates indicated:

                                             June 30,          December 31,
                                               2001                2000
-------------------------------------------------------------------------------

Non-accrual loans and leases                  $  395               $  684

Loans and leases 90 days past due              2,228                1,809

Restructured loans and leases                      0                    0
                                              ------               ------

  Total Nonperforming Loans and leases*        2,623                2,493

Other real estate owned                           32                  380
                                              ------               ------

  TOTAL NONPERFORMING ASSETS                  $2,655               $2,873
                                              ======               ======

Nonperforming assets to total assets            0.14%                0.16%
--------------------------------------------------------- ---- ----------------
* Those performing credits considered potential problem credits, as defined and identified by management, amounted to approximately $9,390,000 at June 30, 2001 compared to $9,576,000 at December 31, 2000. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES
         Noninterest income increased by 21.2% or $1,815,000 during the six months ended June 30, 2001, versus the same period of 2000. Significant non-operating items affecting this comparison were gains of $256,000 on the sale of the Company's credit card portfolio in 2001, and $1,470,000 on the sale of a building in 2000. Excluding such items, the increase in noninterest income was 41.7% or $2,946,000. Most of this change was due to higher gains on sales of mortgage loans, growth in return check charges, a component of service charges on deposit accounts, and increases in various types of other noninterest income, including those recorded for transaction based service fees, bank owned life insurance investments, and the Equipment Leasing Company acquired in December, 2000.
         For the six months ended June 30, noninterest expenses increased 12.0% or $2,801,000 to $26,087,000 in 2001, from $23,286,000 in 2000. Exclusive of the nonoperating amortization of acquisition intangibles, the rise was 11.5%. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the year-to-date increase in operating expenses from second quarter 2000, to second quarter 2001, was due to higher salaries and benefits related primarily to merit increases, incentive compensation, health insurance costs, and expenses for a 401(K) match of employee contributions by the Company which began in 2001. A significant increase was also reported for consulting services costs which was largely attributable to an efficiency study completed in 2000. Average full-time equivalent employees decreased by 10 persons (representing a 2.1% reduction), to 458 during the first six months of 2001, compared to 468 during the first six months of 2000. With the exclusion of nonoperating items of income and expense from earnings, the year-to-date June 30 ratio of net income per average full-time-equivalent employee increased in 2001, to $26,000 from $20,000 in 2000.

INCOME TAXES
         The effective tax rates for the six month periods ended June 30 were 26.2% in 2001, compared to 27.6% in 2000.


C. RESULTS OF OPERATIONS - SECOND QUARTER 2001 AND 2000
         Second quarter net income of $5,867,000 ($0.61 per share-diluted) in 2001 was $1,667,000 or 39.7% above net income of $4,200,000 ($0.44 per share-diluted) shown for the same quarter of 2000. Excluding nonoperating items, earnings for the second quarter were $6,217,000 ($0.64 per share-diluted) in 2001, compared to $4,613,000 ($0.48 per share-diluted) in 2000, representing an increase of 34.8%. The most significant nonoperating item was a $155,000 after-tax gain on the sale of the Company's credit card portfolio during the second quarter of 2001.
         Tax-equivalent net interest income rose 9.9% during the second quarter of 2001, versus the comparable period in 2000, to $17,485,000 from $15,909,000. The size of this change was determined by the conflicting effects of 16.2% higher average earning assets coupled with a 24 basis point narrowing of the net interest margin.
         The provision for credit losses was $492,000 for the quarter ended June 30, 2001, compared to a provision of $990,000 for the same three-month period of 2000. Net charge-offs of $604,000 were recorded for the second quarter of 2001, compared to net charge-offs of $206,000 for the second quarter of 2000.
         Noninterest income for the second quarter increased $1,615,000 or 41.9% in 2001, compared to 2000. On an operating basis, which primarily reflects the exclusion of a $256,000 gain on the sale of the credit card portfolio in June, 2001, the increase in noninterest income was 36.0%. Most of this rise was due to higher gains on sales of mortgage loans, return check charges, revenue from bank owned life insurance investments and equipment leasing revenues.
         For the three months ended June 30, noninterest expenses increased 9.6% or $1,159,000 to $13,215,000 in 2001, from $12,056,000 in 2000. Excluding the non-operating amortization of intangible assets, noninterest expenses rose 9.1%, with the majority attributable, as in the year-to-date comparison, to higher salaries and benefits.
         The second quarter effective tax rate was 26.9% in 2001, as compared to 23.6% in 2000, in part reflecting a decline in the ratio of nontaxable income to income before taxes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2000.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Company's annual shareholders' meeting held on April 18, 2001, the shareholders of the Company elected Solomon Graham, Gilbert L. Hardesty, Charles F. Mess, M.D., Lewis R. Schumann, and W. Drew Stabler as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. All of these nominees were incumbent directors. Other directors continuing in office are John Chirtea, Joyce R. Hawkins, Hunter R. Hollar, Thomas O. Keech, Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., and David E. Rippeon.
         Proposal II to amend Bancorp's Articles of Incorporation to increase the number of shares of capital stock authorized to be issued from 15,000,000 to 50,000,000 was adopted by the shareholders at the annual meeting by a vote of 6,771,899 shares in favor and 712,242 shares against, with 92,644 shares abstaining.
         Proposal III to approve the Sandy Spring Bancorp, Inc. 2001 Employee Stock Purchase Plan and the issuance of shares under the plan (see discussion in Note 2 to the Consolidated Financial Statements above on page 6) was adopted by the shareholders at the annual meeting by a vote of 7,212,642 shares in favor and 230,688 shares against, with 160,442 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None

         (b) Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By:  HUNTER R. HOLLAR
   -----------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: August 10, 2001





By:  JAMES H. LANGMEAD
   -------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer


  Date: August 10, 2001