Form 10-Q
period 2001-09-30
SANDY SPRING BANCORP INC
filed 2001-11-02
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

         The number of shares of common stock outstanding as of October 25, 2001 is 9,630,513 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX



                                                                                        Page
--------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         September 30, 2001 and December 31, 2000 ...................................... 1

         Consolidated Statements of Income for the Three and Nine
         Month Periods Ended September 30, 2001 and 2000 ............................... 2

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2001 and 2000................................ 3

         Consolidated Statements of Changes in Stockholders' Equity for the
         Nine Month Periods Ended September 30, 2001 and 2000 .......................... 5

         Notes to Consolidated Financial Statements..................................... 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................ 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK........................................................... 16

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................ 16

  SIGNATURES........................................................................... 17







PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                                                   September 30,       December 31,
(Dollars in thousands, except per share data)                                                          2001                 2000
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                                            $    44,081        $    39,394

  Federal funds sold                                                                                      28,227              6,935

  Interest-bearing deposits with banks                                                                     1,106                507

  Residential mortgage loans held for sale                                                                11,423              6,371

  Investments available-for-sale (at fair value)                                                         663,079            517,861

  Investments held-to-maturity -- fair value of $174,572 (2001) and
     $135,121 (2000)                                                                                     170,509            134,879

  Other equity securities                                                                                 16,929             14,187

  Total loans and leases                                                                               1,006,277            967,817

    Less: Allowance for credit losses                                                                    (12,222)           (11,530)
                                                                                                     -----------        -----------

       Net loans and leases                                                                              994,055            956,287

  Premises and equipment, net                                                                             31,814             31,282

  Accrued interest receivable                                                                             15,994             15,124

  Goodwill                                                                                                19,879             21,686

  Intangible assets                                                                                        1,372              1,962

  Other assets                                                                                            36,670             26,526
                                                                                                     -----------        -----------

     TOTAL ASSETS                                                                                    $ 2,035,138        $ 1,773,001
                                                                                                     ===========        ===========

LIABILITIES

  Noninterest-bearing deposits                                                                       $   272,017        $   243,339

  Interest-bearing deposits                                                                            1,064,245            999,588
                                                                                                     -----------        -----------

      Total deposits                                                                                   1,336,262          1,242,927

  Short-term borrowings                                                                                  419,765            308,314

  Guaranteed preferred beneficial interests in the Company's subordinated debentures                      35,000             35,000

  Other long-term borrowings                                                                              79,069             49,054

  Accrued interest and other liabilities                                                                  15,165             10,148
                                                                                                     -----------        -----------

      TOTAL LIABILITIES                                                                                1,885,261          1,645,443


STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares
issued and outstanding 9,618,403 (2001) and 9,552,672 (2000)                                               9,618              9,553

  Surplus                                                                                                 24,442             22,511

  Retained earnings                                                                                      108,445             97,641

  Accumulated other comprehensive income (loss)                                                            7,372             (2,147)
                                                                                                     -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                                                                         149,877            127,558
                                                                                                     -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 2,035,138        $ 1,773,001
                                                                                                     ===========        ===========
See Notes to Consolidated Financial Statements



Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended                  Nine Months Ended
                                                                             September 30,                       September 30,
                                                                     -------------------------------      --------------------------
(In thousands, except per share data)                                     2001           2000               2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                                    $19,950        $19,382            $61,251        $55,601

 Interest on loans held for sale                                              175             88                515            193

 Interest on deposits with banks                                               33             18                 88             89

 Interest and dividends on securities:

   Taxable                                                                 10,278          8,448             28,303         24,736

   Exempt from federal income taxes                                         2,085          1,899              5,973          5,699

Interest on federal funds sold                                                204            565                986            955
                                                                  ---------------- --------------          ------------ -----------
     TOTAL INTEREST INCOME                                                 32,725         30,400             97,116         87,273

Interest Expense:

 Interest on deposits                                                       8,796         10,317             28,443         29,073

 Interest on short-term borrowings                                          4,455          4,470             13,323         11,088

 Interest on long-term borrowings                                           2,051          1,502              6,121          4,270
                                                                  ---------------- --------------       ------------    ------------
      TOTAL INTEREST EXPENSE                                               15,302         16,289             47,887         44,431
                                                                  ---------------- --------------          ------------ -----------
NET INTEREST INCOME                                                        17,423         14,111             49,229         42,842

Provision for Credit Losses                                                   742            800              1,726          2,090
                                                                  ---------------- --------------          ------------ -----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                        16,681         13,311             47,503         40,752

Noninterest Income:

 Securities gains                                                             147            218                277            265

 Service charges on deposit accounts                                        1,802          1,524              5,356          4,303

 Gains on sales of mortgage loans                                             567            335              1,835            711

 Trust department income                                                      524            396              1,438          1,241

 Gain on sale of premises                                                       0              0                  0          1,470

 Other income                                                               2,211          1,859              6,740          4,922
                                                                  ---------------- --------------          ------------ -----------
      TOTAL NONINTEREST INCOME                                              5,251          4,332             15,646         12,912

Noninterest Expenses:

 Salaries and employee benefits                                             7,664          7,123             21,181         18,875

 Occupancy expense of premises                                              1,348          1,203              3,809          3,585

 Equipment expenses                                                           859            813              2,550          2,398

 Marketing                                                                    331            269                979          1,070

 Outside data services                                                        544            582              1,869          1,798

 Goodwill amortization                                                        613            463              1,839          1,388

 Amortization of intangible assets                                            124            243                589            730

 Other expenses                                                             2,314          1,869              7,068          6,007
                                                                  ---------------- --------------       ------------    ------------
      TOTAL NONINTEREST EXPENSES                                           13,797         12,565             39,884         35,851
                                                                                                        ------------    ------------
                                                                  ---------------- --------------
Income Before Income Taxes                                                  8,135          5,078             23,265         17,813

Income Tax Expense                                                          2,183            952              6,141          4,467
                                                                  ---------------- --------------       ------------    ------------

NET INCOME                                                                 $5,952         $4,126            $17,124        $13,346
                                                                  ================ ==============       ============    ============
Basic Net Income Per Share                                                  $0.62          $0.43              $1.79          $1.39
Diluted Net Income Per Share                                                 0.61           0.43               1.77           1.39

Dividends Declared Per Share                                                 0.23           0.20               0.66           0.60

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                     ------------------------------

                                                                                                          2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

 Net Income                                                                                          $  17,124            $  13,346

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                                         4,685                4,287

   Provision for credit losses                                                                           1,726                2,090

   Deferred income taxes                                                                                   696                  768

   Origination of loans held for sale                                                                 (156,272)             (46,783)

   Proceeds from sales of loans held for sale                                                          153,055               46,552

   Gains on sales of loans held for sale                                                                (1,835)                (711)

   Securities gains                                                                                       (277)                (265)

   Gain on sale of premises                                                                                  0               (1,470)

   Net increase in accrued interest receivable                                                            (869)              (1,248)

   Net increase in other assets                                                                        (15,510)              (2,166)

   Net increase  in accrued expenses                                                                     5,014                  617

   Other - net                                                                                          (1,760)
                                                                                                                             (3,037)
                                                                                                     ---------            ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          4,500               13,257

Cash Flows from Investing Activities:

 Net (increase) decrease in interest-bearing deposits with banks                                          (599)               2,616

 Purchases of investments held-to-maturity                                                             (58,930)             (29,774)

 Purchases of other equity securities                                                                   (2,742)             (10,063)

 Purchases of investments available-for-sale                                                          (605,310)             (61,813)

 Proceeds from sales of investments available-for-sale                                                  60,689               23,643

 Proceeds from maturities, calls and principal payments of investments                                  22,900                    0
held-to-maturity

 Proceeds from maturities, calls and principal payments of investments                                 416,082               54,554
available-for-sale

 Proceeds from sales of other equity securities                                                              0               12,083

 Proceeds from sales of other real estate owned                                                            459                  380

 Net increase in loans and leases                                                                      (38,507)             (81,625)

 Proceeds from sale of premises                                                                              0                2,965

 Expenditures for premises and equipment                                                                (3,040)              (2,991)
                                                                                                     ---------            ---------
     NET CASH USED BY INVESTING ACTIVITIES                                                            (208,998)             (90,025)

Cash Flows from Financing Activities:

 Net increase in deposits                                                                               93,335               45,998

 Net increase in short-term borrowings                                                                 111,251               73,402

 Proceeds from long-term borrowings                                                                     30,215               26,062

 Retirement of long-term borrowings                                                                          0              (35,000)

 Common stock purchased and retired                                                                          0               (3,983)

 Proceeds from issuance of common stock                                                                  1,996                1,600

 Dividends paid                                                                                         (6,320)              (5,751)
                                                                                                     ---------            ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         230,477              102,328
                                                                                                     ---------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               25,979               25,560

Cash and Cash Equivalents at Beginning of Year                                                          46,329               50,219
                                                                                                     ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER*                                                         $  72,308            $  75,779
                                                                                                     =========            =========

Cont'd
CONSOLIDATED STATEMENTS OF CASH FLOWS





Supplemental Disclosures:

 Interest payments                                                                           $47,249               $43,581

 Income tax payments                                                                           7,049                 4,834

Noncash Investing Activities:

 Transfers from loans to other real estate owned                                                  47                   306

 Reclassification of borrowings from long-term to short-term                                     200                   200




*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)



                                                                                 Accum-
                                                                                 ulated
                                                                                 Other
                                                                                 Compre-      TOTAL
                                                                                 hensive      STOCK-
                                           Common                    Retained    Income       HOLDERS'
                                           Stock        Surplus      Earnings    (loss)       EQUITY
------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 2001                $   9,553    $  22,511    $  97,641   $  (2,147)   $ 127,558

Comprehensive Income:

Net income                                                              17,124                   17,124

    Unrealized gain on investments
    available-for-sale                                                               9,519        9,519
                                                                                              ---------

Total comprehensive income                                                                       26,643

Cash dividends - $0.66 per share                                        (6,320)                  (6,320)

Common stock issued pursuant  to:
   Stock option plan - 17,480 shares              17         411                                    428
  Employee stock purchase plan -
   1,782 shares                                    2          51                                     53
  Dividend reinvestment and stock
  purchase plan - 46,068 shares                   46       1,469                                  1,515
                                           ---------    ---------    ---------   ---------    ---------

BALANCES AT SEPT. 30, 2001                 $   9,618    $  24,442   $ 108,445    $   7,372    $ 149,877
                                           =========    =========    =========   =========    =========


BALANCES AT JANUARY 1, 2000                $   9,648    $  24,476   $  86,620    $ (12,024)   $ 108,720

Comprehensive Income:

Net income                                                             13,346       13,346

    Unrealized loss on investments
    available-for-sale                                                              (1,499)      (1,499)
                                                                                              ---------


Total comprehensive income                                                                       14,845

Cash dividends - $0.60 per share                                       (5,751)                   (5,751)

Common stock issued pursuant to:
   Dividend reinvestment and stock
    purchase plan - 74,631 shares                 75        1,525                                 1,600
Stock repurchases - 185,498 shares
                                                (186)      (3,797)                               (3,983)

                                           ---------    ---------    ---------   ---------    ---------

BALANCES AT SEPT. 30, 2000                 $   9,537    $  22,204    $  94,215   $ (10,525)   $ 115,431
                                           =========    =========    =========   =========    =========

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


NOTE 2 - CHANGE OF BANK'S CHARTER AND NAME

         On September 21, 2001, Sandy Spring National Bank of Maryland, a national banking association, became Sandy Spring Bank, a Maryland chartered trust and banking company. Sandy Spring Bank continues to be a wholly-owned subsidiary of Sandy Spring Bancorp, Inc. and a member of the Federal Reserve system. The bank also retains all of the powers and authority previously held by the national association, and may engage in essentially the same range of activities. All of its deposits remain FDIC insured.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of SFAS No. 142.

         SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting prinicple in the first interim period.

         The Company is assessing the effects of adoption of SFAS 141 and 142 on the Company's consolidated financial condition and results of operations. As of the date of adoption, excluding any purchase transactions that may occur during the fourth quarter of 2001, the Company expects to have unamortized goodwill in the amount of $19,266,000, and unamortized identifiable intangible assets in the amount of $1,248,000, all of which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill was $1,850,000 and $1,839,000 for the year ended December 31, 2000, and for the nine months ended September 30, 2001, respectively.


NOTE 4 - STOCKHOLDERS' EQUITY

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


NOTE 5 - PER SHARE DATA

         The calculations of net income per common share for the three and nine month periods ended September 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.





(Dollars and amounts in thousands, except                           Three Months Ended             Nine Months Ended
  Per share data)                                                      September 30,                 September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                      2001       2000              2001      2000
                                                                      ----       ----              ----      ----

Basic:
  Net income available to common stockholders                        $ 5,952   $ 4,126            $17,124   $13,346
  Average common shares outstanding                                    9,597     9,546              9,576     9,586
  Basic net income per share                                         $  0.62   $  0.43            $  1.79   $  1.39
                                                                     =======   =======            =======   =======
Diluted:
  Net income available to common stockholders                        $ 5,952   $ 4,126            $17,124   $13,346

  Average common shares outstanding                                    9,597     9,546              9,576     9,586
  Stock option adjustment                                                123        28                 99        28
                                                                     -------   -------            -------   -------
   Average common shares outstanding-diluted                           9,720     9,574              9,675     9,614
  Diluted net income per share                                       $  0.61   $  0.43            $  1.77   $  1.39
                                                                     =======   =======            =======   =======




NOTE 6 - SUBSEQUENT EVENTS

         On October 24, 2001, the Company announced that it has reached an agreement to acquire certain assets and liabilities of the Chesapeake Insurance Group (CIG) located in Annapolis, Maryland. CIG is a general insurance agency serving central and southern Maryland with approximately $3 million in annual revenues. CIG's president will assume the position of president of Sandy Spring Insurance Corporation. CIG's employees will become Sandy Spring Insurance employees. The transaction is expected to be completed in the fourth quarter of 2001, pending regulatory approval. The amortization of intangible assets created in this aquisition is not expected to significantly affect noninterest expenses or net income.

         Effective October 1, 2001, the Company replaced its existing dividend reinvestment and stock purchase plan with the Investors Choice Plan (the "Plan"), which is sponsored and administered by the American Stock Transfer & Trust Company ("AST") as independent agent. The Plan enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through AST at low commissions. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares. Share purchases pursuant to the Plan are made in the open market. The Plan also allows participants to deposit their stock certificates with AST for safekeeping or sale.

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

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2001, year-to-date average commercial and commercial real estate loans and leases accounted for approximately 45% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 55%. Based upon the most recent data analyzed, consumer deposits account for approximately 80% of total average deposits while approximately two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $2,035,138,000 at September 30, 2001, compared to $1,773,001,000 at December 31, 2000, increasing $262,137,000 or
14.8% during the first nine months of 2001. Earning assets increased $248,993,000 or 15.1% to $1,897,550,000 at September 30, 2001, from
$1,648,557,000 at December 31, 2000.

         Total loans and leases rose 4.0% or $38,460,000 during the first nine months of 2001, to exceed $1 billion. During this period, residential real estate loans rose $20,082,000 (up 6.5%), reflecting sharply higher residential construction lending, partially offset by a decline in residential mortgages, while commercial loans and leases increased $19,398,000 (up 4.4%), reflecting growth in commercial real estate credits. The decrease in residential mortgages was due in large part to refinancings in the lower rate environment and the sale of fixed rate loan production. Consumer loans remained essentially level over the same period. Residential mortgage loans held for sale increased by $5,052,000 from December 31, 2000 to $11,423,000 at September 30, 2001.

Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:




                                     September 30,                   December 31,
(In thousands)                          2001             %               2000          %
----------------------------------------------------------------------------------------------

Residential real estate              $   330,671         33%        $   310,589        32%
Commercial loans and leases              462,785         46             443,387        46
Consumer                                 212,821         21             213,841        22
                                     -----------    -----------     -----------   -----------
    Total Loans and Leases             1,006,277        100%            967,817       100%
                                                    ===========                   ===========
Less:  Allowance for credit losses       (12,222)                       (11,530)
                                     -----------                    -----------
NET LOANS AND LEASES                 $   994,055                    $   956,287
                                     ===========                    ===========



         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased by $183,590,000 or 27.5% from December 31, 2000, to September 30, 2001. This change, most of which occurred in available-for-sale securities, mainly reflected the investment of borrowings in the Company's leverage programs and of deposit growth not required to fund loans and leases. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $21,891,000 during the first nine months of 2001, reaching $29,333,000 at September 30, 2001.

         Total deposits were $1,336,262,000 at September 30, 2001, increasing $93,335,000 or 7.5% from $1,242,927,000 at December 31, 2000. Growth in money market savings accounts, noninterest-bearing demand deposits and time deposits of $100,000 or more accounted for over 90% of the overall increase. Total borrowings rose 36.1% or $141,466,000 from December 31, 2000, to September 30, 2001, primarily reflective of $70,043,000 in higher levels of short-term and long-term advances from the Federal Home Loan Bank of Atlanta, along with a $50,000,000 borrowing in the form of a short-term reverse repurchase agreement. The Company borrowed these funds primarily for the purpose of investing them in securities under its leverage programs.

Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:



                                      September 30,            December 31,
(In thousands)                           2001          %          2000           %
---------------------------------------------------------------------------------------

Noninterest-bearing Deposits         $  272,017       20%      $  243,339       20%
Interest-bearing Deposits:
  Demand                                147,152       11          156,266       12
  Money market savings                  370,006       28          337,532       27
  Regular savings                       102,602        8           98,592        8
  Time deposits less than $100,000      324,791       24          311,871       25
  Time deposits $100,000 or more        119,694        9           95,327        8
                                     ----------   ----------    ----------   ----------
    Total Interest-bearing            1,064,245       80          999,588       80
                                     ----------   ----------    ----------   ----------
       TOTAL DEPOSITS                $1,336,262      100%      $1,242,927      100%
                                     ==========   ==========    ==========   ==========


MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. Measured at September 30, 2001, the simulation analysis indicates that net interest income would decline by 2% over a twelve month period given a decrease in interest rates of 200 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 200 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 22%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account the Company's growth, mortgage banking activities and leverage programs. Also considered are the sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of September 30, 2001, show short-term investments exceeding short-term borrowings by $103,770,000 (the figure was $12,369,000 at December 31, 2000) over the next 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

         In addition, the Company has external sources of funds, which can be drawn upon when funds are required. The main source of external liquidity is an available line of credit for $581,635,000 with the Federal Home Loan Bank of Atlanta, of which approximately $301,269,000 was outstanding at September 30, 2001. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $261,400,000 at September 30, 2001, against which there were outstandings of approximately $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2001.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 13.99% at September 30, 2001, compared to 13.73% at December 31, 2000; a tier 1 risk-based capital ratio of 12.92%, compared to 12.69%; and a capital leverage ratio of 7.94%, compared to 8.21%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2001, is appropriate.

         Stockholders' equity for September 30, 2001, totaled $149,877,000 (including $7,372,000 reported for accumulated other comprehensive income), representing an increase of 17.5% from $127,558,000 at December 31, 2000 (net of $2,147,000 reported for accumulated other comprehensive loss). Excluding accumulated other comprehensive income (loss), the increase was 9.9%. The Company's accumulated other comprehensive income (loss) category is comprised of net unrealized gains and losses on available-for-sale securities. Internal capital generation (net income less dividends) added $10,804,000 to equity during the first nine months of 2001, representing an annualized rate (when considered as a percentage of average total stockholders' equity) of 10.5% versus 9.9% for the year ended December 31, 2000.

           External capital formation resulting from stock issuances under the dividend reinvestment and stock purchase plan and, to a lesser degree, from exercises of stock options and stock purchases under the new employee stock purchase plan, totaled $1,996,000 during the first nine months of 2001.

         Dividends for the first nine months of the year were $0.66 per share in 2001, compared to $0.60 per share in 2000, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 37.29% versus 43.17%.


B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000

         Net income for the first nine months of the year increased $3,778,000 or 28.3% in 2001 over 2000, to $17,124,000 from $13,346,000. Diluted earnings per share after nine months were $1.77 in 2001 compared to $1.39 in 2000. The annualized returns on average equity for the nine month periods ended September 30 were 16.58% in 2001 and 16.28% in 2000. The annualized return on average assets for the nine month periods were 1.20% and 1.09% in 2001 and 2000, respectively. Excluding nonoperating items of income and expense, net income for the first nine months of the year was $18,269,000 (which would result in a $0.12 greater diluted earnings per share amount than shown above on a net income basis), or 29.8% above the $14,072,000 (which would result in a $0.07 greater diluted earnings per share amount) earned in 2000. The two most significant nonoperating items, which both occurred in 2000 and were partially offsetting, were the $889,000 after-tax gain on the sale of a building, and after-tax costs amounting to $495,000 for an early retirement opportunity plan. Nonoperating items also included gains on security transactions and the non-cash amortization of intangible assets in both years, and a $155,000 after-tax gain on the sale of the Company's credit card portfolio during the second quarter of 2001.

         Comparing the nine month periods ended September 30, the net interest margin decreased by 6 basis points, to 4.00% in 2001, from 4.06% in 2000, reflecting a similar basis point decline in the net interest spread.

NET INTEREST INCOME

         Net interest income for the first nine months of the year was $49,229,000 in 2001, an increase of 14.9% over $42,842,000 in 2000, due to a higher volume of average earning assets. On a tax-equivalent basis, net interest income increased 13.5% to $52,952,000 in 2001, from $46,638,000 in 2000. The effects of average balances, yields and rates are presented in the table on page 12.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)




                                                            For the nine months ended September 30,
                                                               2001                        2000
                                                    ---------------------------------------------------------
                                                       Average          Average      Average          Average
                                                       Balance        Yield/Rate     Balance         Yield/Rate
                                                    ---------------------------------------------------------

ASSETS
    Total loans and leases                             $  993,963          8.30%     $   870,122          8.56%
    Total securities                                      745,346          6.82          640,235          7.14
    Other earning assets                                   32,364          4.42           22,346          6.22
                                                       ----------                  -------------
       TOTAL EARNING ASSETS                             1,771,673          7.61%       1,532,703          7.93%
    Nonearning assets                                     136,040                        119,367
                                                       ----------                  -------------
       Total Assets                                    $1,907,713                    $ 1,652,070
                                                       ==========                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing demand deposits                   $  151,057          0.90%     $   154,745          1.10%
    Money market savings deposits                         357,203          3.45          295,686          4.08
    Regular savings deposits                              103,830          1.62          107,179          2.01
    Time deposits                                         420,360          5.39          430,599          5.32
                                                       ----------                  -------------
       Total interest-bearing deposits                  1,032,450          3.68          988,209          3.93
    Short-term borrowings                                 372,073          4.78          264,616          5.59
    Long-term borrowings                                  113,186          7.21           72,980          7.80
                                                       ----------                  -------------
       Total interest-bearing liabilities               1,517,709          4.22        1,325,805          4.47
                                                                     ----------                      ---------
    Noninterest-bearing demand deposits                   239,379                        211,346
    Other noninterest-bearing liabilities                  12,563                          5,448
    Stockholders' equity                                  138,062                        109,471
                                                       ----------                     ----------
       Total Liabilities & Stockholders' Equity        $1,907,713                    $ 1,652,070
                                                       ==========                     ==========

    Interest Rate Spread                                                   3.39                           3.46%
                                                                      ==========                     ==========
    Net Interest Margin (1)                                                4.00%                          4.06%
                                                                      ==========                     ==========
    Ratio of average earning assets to
       Average interest-bearing liabilities               116.73%                        115.61%
                                                       ==========                     ==========





(1) Net interest margin = annualized net interest income on a tax-equivalent basis / total interest-earning assets

         For the first nine months, tax-equivalent interest income increased $9,770,000 or 10.7% in 2001, compared to 2000. Average earning assets rose 15.6% over the prior year period, to $1,771,673,000 from $1,532,703,000, while the average yield earned on those assets decreased by 32 basis points to 7.61% from 7.93%. Comparing the first nine months of 2001 versus 2000, average loans and leases grew 14.2% to $993,963,000 (56.1% of average earning assets, versus 56.8% a year ago), while the average yield on loans and leases decreased by 26 basis points to 8.30% from 8.56%. For the first nine months of the year, average commercial loans and leases increased by $66,516,000 or 17.2% in 2001, compared to 2000, and reported a 14 basis point decrease in average yield. These results reflect the favorable impact of $31,304,000 of relatively high yielding leases acquired in December, 2000. Over the same period, average residential real estate loans increased by $44,081,000 or 15.5% due primarily to growth in residential construction lending, and average consumer loans increased by $13,244,000 or 6.6%. Average total securities rose 16.4% to $745,346,000 (42.1%
of average earning assets, versus 41.8% a year ago), while the average yield declined by 32 basis points to 6.82% versus 7.14% for the nine months ended September 30, 2001, and September 30, 2000, respectively.

         Interest expense for the first nine months of the year increased by $3,456,000 or 7.8% in 2001, over 2000, produced by the partially offsetting effects of 14.5% or $191,905,000 higher average interest-bearing liabilities versus a 25 basis point decline in the average rate paid for those funds. Significantly, the Company was able to essentially match the decline in average yield on earning assets reported above with a decline in average funding costs, achieving a reduction in the average rate paid on all major categories of interest-bearing deposits and borrowings except time deposits (see table on page
12). Average total interest-bearing deposits rose $44,241,000 or 4.5%, but the decrease in rates paid on them contributed a decrease in interest expense of $630,000 year-to-date September 30, 2001, compared to the same period of 2000. Over this time frame, average time, regular savings and interest-bearing demand deposits declined, while average money market savings deposits grew by $61,517,000 or 20.8%. The nine month year-to-date rise in average borrowings from 2000 to 2001 was $147,663,000 or 43.7%, caused in large part by the Company's leverage programs, resulting in $4,086,000 greater interest expense.

CREDIT RISK MANAGEMENT

         During the first nine months of the year, the provision for credit losses was $1,726,000 in 2001, compared to $2,090,000 in 2000. Net charge-offs of $1,034,000 were recorded for the nine month period ended September 30, 2001, while there were net charge-offs of $624,000 for the same period a year earlier.

         The Company maintains an allowance for credit losses to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and, to a lesser extent, unused commitments to provide financing. The Company analyzes the sufficiency of its allowance for credit losses through a systematic methodology consisting of several key elements, which include the formula allowance, specific allowances for problem graded credits, and the unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, based on the Company's historical loss experience in the various portfolio categories over the prior eight quarters. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. For other problem graded credits, allowances are established according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. Management believes that the allowance for credit losses is adequate.

ANALYSIS OF CREDIT RISK
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                             Nine Months Ended                 Twelve Months Ended
                                                             September 30, 2001                 December 31, 2000
-------------------------------------------------------------------------------------------------------------------------

Balance, January 1                                                      $11,530                            $8,231

Provision for credit losses                                               1,726                             2,690

Allowance acquired                                                            0                             1,300

Loan charge-offs:

  Residential real estate                                                   (18)                             (220)

  Commercial loans and leases                                              (867)                             (246)

  Consumer                                                                 (185)                             (303)
                                                               -------------------------       --------------------------

    Total charge-offs                                                    (1,070)                             (769)


Loan recoveries:

  Residential real estate                                                     0                                 0

  Commercial loans and leases                                                19                                36

  Consumer                                                                   17                                42
                                                               -------------------------       --------------------------

    Total recoveries                                                         36                                78
                                                               -------------------------       --------------------------

Net charge-offs                                                          (1,034)                             (691)
                                                               -------------------------       --------------------------

BALANCE, PERIOD END                                                     $12,222                           $11,530
                                                               =========================       ==========================

Net charge-offs to average loans and leases
 (annual basis)                                                        0.14%                                0.08%

Allowance to total loans and leases                                    1.21%                                1.19%

The following table presents nonperforming assets at the dates indicated:

                                                                September 30,                      December 31,
                                                                     2001                              2000
-------------------------------------------------------------------------------------------------------------------------

Non-accrual loans and leases                                           $ 753                              $684

Loans and leases 90 days past due                                      1,433                             1,809

Restructured loans and leases                                              0                                 0
                                                               -------------------------       --------------------------

  Total Nonperforming Loans and leases*                                2,186                             2,493

Other real estate owned                                                   15                               380
                                                               -------------------------       --------------------------

  TOTAL NONPERFORMING ASSETS                                          $2,201                            $2,873
                                                               =========================       ==========================

Nonperforming assets to total assets                                    0.11%                            0.16%
-------------------------------------------------------------------------------------------------------------------------


* Those performing credits considered potential problem credits, as defined and identified by management, amounted to approximately $9,686,000 at September 30, 2001, compared to $9,576,000 at December 31, 2000. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, most are well collateralized and are not believed to present significant risk of loss.

However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank's loan portfolio and allowance for credit losses. Such reviews may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. During the first nine months of 2001, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.21% of total loans and leases at September 30, 2001, and 1.19% at December 31, 2000.

         Nonperforming loans and leases decreased by $307,000 to $2,186,000, while nonperforming assets declined by $672,000 to $2,201,000 from December 31, 2000, to September 30, 2001. Expressed as a percentage of total assets, nonperforming assets fell to 0.11% at September 30, 2001, from 0.16% at December 31, 2000. The allowance for credit losses represented 559% of nonperforming loans and leases at September 30, 2001, compared to coverage of 462% at December 31, 2000. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled approximately $15,000 at September 30, 2001, compared to $380,000 at December 31, 2000. The balance of impaired loans at September 30, 2001 was $58,000, with reserves against those loans and leases totaling $42,000, versus a balance at December 31, 2000 of $613,000, with reserves of $100,000.

NONINTEREST INCOME AND EXPENSES

         Noninterest income increased by 21.2% or $2,734,000 during the nine months ended September 30, 2001, versus the same period of 2000. Significant non-operating items affecting this comparison were gains of $256,000 on the sale of the Company's credit card portfolio in 2001, and $1,470,000 on the sale of a building in 2000. Excluding such items, the increase in noninterest income was 35.2% or $3,936,000. Most of this change was due to higher gains on sales of mortgage loans, growth in service charges on deposit accounts, and increases in various types of other noninterest income, including those recorded for transaction based service fees, bank owned life insurance investments, and the Equipment Leasing Company acquired in December, 2000.

         For the nine months ended September 30, noninterest expenses increased 11.2% or $4,033,000 to $39,884,000 in 2001, from $35,851,000 in 2000. Exclusive of the nonoperating early retirement benefits in 2000 and the amortization of acquisition intangibles, the rise was 13.8%. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the year-to-date increase in operating expenses from third quarter 2000, to third quarter 2001, was due to higher salaries and benefits related primarily to a larger staff, merit increases, incentive compensation, health insurance costs, and expenses for a 401(K) match of employee contributions by the Company which began in 2001. A significant increase was also reported for consulting services costs which was largely attributable to an efficiency study completed in 2000. Average full-time equivalent employees increased by 8 persons (representing a 1.7% rise), to 467 during the first nine months of 2001, compared to 459 during the first nine months of 2000. With the exclusion of nonoperating items of income and expense from earnings, the year-to-date September 30 ratio of net income per average full-time-equivalent employee increased in 2001, to $39,000 from $31,000 in 2000.

INCOME TAXES

         The effective tax rates for the nine month periods ended September 30 were 26.4% in 2001, compared to 25.1% in 2000.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2001 AND 2000

         Third quarter net income of $5,952,000 ($0.61 per share-diluted) in 2001 was $1,826,000 or 44.3% above net income of $4,126,000 ($0.43 per share-diluted) shown for the same quarter of 2000. Excluding nonoperating items, earnings for the third quarter were $6,308,000 (which would result in a $0.04 greater diluted earnings per share amount than shown above on a net income basis) in 2001, compared to $4,915,000 (which would result in a $0.08 greater diluted earnings per share amount) in 2000, representing an increase of 28.3%. The most significant nonoperating item was a $495,000 after-tax non-recurring expense for early retirement benefits during the third quarter of 2000.

         Tax-equivalent net interest income rose 21.8% during the third quarter of 2001, versus the comparable period in 2000, to $18,862,000 from $15,481,000. The size of this change was determined by the combined effects of 16.5% higher average earning assets and a 17 basis point widening of the net interest margin.

         The provision for credit losses was $742,000 for the quarter ended September 30, 2001, compared to a similar provision of $800,000 for the same three-month period of 2000. Net charge-offs of $100,000 were recorded for the third quarter of 2001, compared to net charge-offs of $287,000 for the third quarter of 2000.

         Noninterest income for the third quarter increased $919,000 or 21.2% in 2001, compared to 2000. On an operating basis, which primarily reflects the exclusion of a $256,000 gain on the sale of the credit card portfolio in June 2001, the increase in noninterest income was 36.0%. Most of this rise occurred in revenue from bank owned life insurance investments, service charges on deposit accounts, and gains on sales of mortgage loans.

         For the three months ended September 30, noninterest expenses increased 9.8% or $1,232,000 to $13,797,000 in 2001, from $12,565,000 in 2000. Excluding the non-operating early retirement benefits in 2000 and the amortization of intangible assets, noninterest expenses rose 18.3%, with the majority attributable, as in the year-to-date comparison, to higher salaries and benefits.

         The third quarter effective tax rate was 26.8% in 2001, as compared to 18.7% in 2000, in part reflecting a decline in the ratio of nontaxable income to income before taxes.


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


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None

         (b) Reports on Form 8-K. On September 27, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, that its wholly owned subsidiary, Sandy Spring National Bank of Maryland, had become a state-chartered trust and banking company operating under the name Sandy Spring Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By: /s/ HUNTER R. HOLLAR
   ---------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: November 2, 2001





By: /s/ JAMES H. LANGMEAD
   ----------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer


  Date: November 2, 2001