Form 10-K405
period 2001-12-31
SANDY SPRING BANCORP INC
filed 2002-03-14
CIK 824410

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

                         Commission File Number 0-19065



                           SANDY SPRING BANCORP, INC.

             (Exact name of registrant as specified in its charter)

              Maryland                                   52-1532952
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

17801 Georgia Avenue, Olney, Maryland                      20832
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 301-774-6400.

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                   -------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]     NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 13,847,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on February 25, 2002 was approximately $420 million based on the closing sales price of $30.51 per share of the registrant's Common Stock on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on February 25, 2002, 14,490,632 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 2002 (the "Proxy Statement").

SANDY SPRING BANCORP, INC.


INDEX

Forward Looking Statements                                             2
Form 10-K Cross Reference Sheet                                        3
Sandy Spring Bancorp, Inc.                                             4
About this Report                                                      4
Five Year Summary of Selected Financial Data                           5
Securities Listing, Prices and Dividends                               6
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  7-21
Consolidated Financial Statements                                      22-25
Notes to the Consolidated Financial Statements                         26-46
Management's Statement of Responsibility                               47
Report of Independent Auditors                                         48
Other Material Required by Form 10-K:
     Description of Business                                           48-54
     Properties                                                        55-56
     Exhibits, Financial Statements, and Reports on Form 8-K           56-58
     Signatures                                                        58


--------------------------------------------------------------------------------
    FORWARD-LOOKING STATEMENTS

    Sandy Spring Bancorp makes forward-looking statements in the Management's Discussion and Analysis of Operations and Financial Condition and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of potential loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.
--------------------------------------------------------------------------------

SANDY SPRING BANCORP, INC.

FORM 10-K CROSS REFERENCE SHEET OF MATERIAL INCORPORATED BY REFERENCE

The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by United States Securities and Exchange Commission ("SEC") Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

                        ITEM OF FORM 10-K                                                  LOCATION
PART I

Item 1.   Business                                             "Forward-Looking Statements" on page 4, "Sandy Spring Bancorp, Inc."
                                                               and "About this Report" on page 6, and "Business" on pages 50 through 56.

Item 2.   Properties                                           "Properties" on pages 57 and 58.

Item 3.   Legal Proceedings                                    Note 19 "Litigation" on page 44.

Item 4.   Submission of Matters to a Vote of Security Holders  Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.   Market for Registrant's Common Equity                "Securities Listing, Prices, and Dividends" on page 8.
          and Related Stockholder Matters

Item 6.   Selected Financial Data                              "Five Year Summary of Selected Financial Data" on page 7.

Item 7.   Management's Discussion and Analysis of              "Forward-Looking Statements" on page 4,
          Financial Condition and Results of Operations        "Management's Discussion and Analysis of Financial Condition
                                                               and Results of Operations" on pages 9 through 23.

Item 7A.  Quantitative and Qualitative Disclosures             "Forward-Looking Statements" on page 4  and "Market Risk
          about Market Risk                                    Management" on pages 21 through 23.

Item 8.   Financial Statements and Supplementary Data          Pages 24 through 50.

Item 9.   Changes in and Disagreements with Accountants        Not applicable. During the past two years or any subsequent period
          on Accounting and Financial Disclosure               there has been no change in or reportable disagreement with the certifying accountants for Sandy Spring Bancorp, Inc., or any of its subsidiaries.

PART III

Item 10.  Directors and Executive Officers of the Registrant   The material labeled "Election of Directors -- Information as to
                                                               Nominees and Continuing Directors" and "Compliance with Section
                                                               16(a) of the Securities Exchange Act of 1934" in the Proxy Statement
                                                               is incorporated in this Report by reference.

                                                               Information regarding executive officers is included under the caption "Executive Officers" on page 56 of this Report.

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

Item 12.  Security Ownership of Certain Beneficial             The material labeled "Stock Ownership of Directors and
          Owners and Management                                Executive Officers" in the Proxy Statement is incorporated in this Report by reference.

Item 13.  Certain Relationships and Related Transactions       The material labeled "Transactions and Relationships with Management"
                                                               in the Proxy Statement is incorporated in this Report by reference.

                           ITEM OF FORM 10-K                                            LOCATION
PART IV

Item 14.  Exhibits, Financial Statement Schedules,             "Exhibits, Financial Statements, and Reports on Form 8-K"
          and Reports on Form 8-K                              on pages 58 through 60.

SIGNATURES                                                     "Signatures" on page 60.


SANDY SPRING BANCORP, INC.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company. Sandy Spring Bancorp is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank traces its origin to 1868 and offers a broad range of commercial banking, retail banking and trust services through 30 community offices and 45 ATMs located in Anne Arundel, Howard, Montgomery, and Prince George's counties in Maryland.

ABOUT THIS REPORT

This report comprises the entire 2001 Form 10-K, other than exhibits, as filed with the SEC. The 2001 annual report to shareholders, including this report, and the annual proxy materials for the 2002 annual meeting are being distributed together to the shareholders. Please see page 60 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is attached to the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

THE SEC HAS NOT APPROVED OR DISAPPROVED THIS REPORT OR PASSED UPON ITS ACCURACY OR ADEQUACY.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA


(Dollars in thousands except per share data)                  2001           2000           1999           1998           1997
RESULTS OF OPERATIONS:
Interest income                                            $  127,870     $  118,680     $   94,387     $   84,272     $   75,565
Interest expense                                               61,043         61,260         42,128         38,749         34,486
Net interest income                                            66,827         57,420         52,259         45,523         41,079
Provision for credit losses                                     2,470          2,690          1,216            552            986
Net interest income after provision
   for credit losses                                           64,357         54,730         51,043         44,971         40,093
Noninterest income, excluding
   securities gains                                            21,490         17,251         12,230         11,270          8,495
Securities gains                                                  346            277            101            853            637
Noninterest expenses                                           54,618         47,601         39,528         34,053         29,442
Income before taxes                                            31,575         24,657         23,846         23,041         19,783
Income tax expense                                              8,429          5,887          6,330          6,936          6,588
Net income                                                     23,146         18,770         17,516         16,105         13,195

PER SHARE DATA:(1)
Net income - basic                                         $     1.61     $     1.31     $     1.21     $     1.11     $     0.90
Net income - diluted                                             1.59           1.31           1.21           1.11           0.89
Dividends declared                                               0.61           0.54           0.50           0.42           0.31
Book value (at year end)                                        10.40           8.90           7.51           7.71           7.18
Tangible book value (at year end)(2)                             8.73           7.25           6.10           7.63           7.07

FINANCIAL CONDITION (AT YEAR END):
Assets                                                     $2,081,834     $1,773,001     $1,591,281     $1,343,471     $1,121,333
Deposits                                                    1,387,459      1,242,927      1,165,372        954,571        853,011
Loans and leases                                              995,919        967,817        826,125        624,412        558,893
Securities                                                    914,479        666,927        630,039        613,579        464,734
Stockholders' equity                                          150,673        127,558        108,720        110,937        104,675

PERFORMANCE RATIOS (FOR THE YEAR):
Return on average equity                                        16.36%         16.79%         15.91%         15.02%         13.25%
Return on average assets                                         1.19           1.12           1.26           1.36           1.28
Net interest margin                                              3.97           4.02           4.35           4.40           4.42
Efficiency ratio(3)                                             55.15          56.48          56.07          55.95          56.74
Dividends declared per share
   to diluted net income per share                              38.36          41.22          41.32          37.84          34.83

CAPITAL AND CREDIT QUALITY RATIOS:
Average equity to average assets                                 7.27%          6.68%          7.92%          9.02%          9.65%
Allowance for credit losses to loans and leases                  1.27           1.19           1.00           1.18           1.26
Nonperforming assets to total assets                             0.38           0.16           0.13           0.13           0.26
Net charge-offs to average loans and leases                      0.14           0.08           0.05           0.04           0.07

(1) Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

(2) Total stockholders' equity, net of goodwill and intangible assets, divided by the number of shares of common stock outstanding at year end.

(3) Noninterest expenses as a percentage of tax-equivalent net interest income plus noninterest income. In this ratio, noninterest expenses exclude the amortization of goodwill and intangible assets and, in 2000, the costs of an early retirement opportunity plan. Noninterest income excludes gains on sales of securities, the 2001 gain on the sale of the credit card portfolio, and the 2000 gains on sale of premises and mortgage servicing rights.

SECURITIES LISTING, PRICES AND DIVIDENDS


STOCK LISTING

Common shares of Sandy Spring Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol SASR. Trust preferred securities of Sandy Spring Capital Trust I are traded on the NASDAQ National Market under the symbol SASRP.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

RECENT STOCK PRICES AND DIVIDENDS

Shareholders received quarterly cash dividends totaling $8,881,000 in 2001 and $7,749,000 in 2000. Regular dividends have been declared for one hundred and one consecutive years. Sandy Spring Bancorp, Inc. (the "Company") has increased its dividends per share each year for the past twenty-one years. Since 1996, dividends per share have risen at a compound annual growth rate of 18.6%. The increase in dividends per share was 13.0% in 2001. On November 28, 2001, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend intended to enhance the marketability of the stock.

The ratio of dividends per share to diluted net income per share was 38.4% in 2001, compared to 41.2% for 2000. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the dividend reinvestment and stock purchase plan totaled 67,947* from January 1, 2001, through September 30, 2001, and 97,927 (146,891*)
in year 2000. On October 1, 2001, the Company replaced its dividend reinvestment and stock purchase plan with a new plan under which share purchases are made in the open market, rather than through the issuance of new shares. The 2001 Employee Stock Purchase Plan commenced on July 1, 2001, and 5,931* shares were issued under this plan through December 31, 2001.

The Company adopted a new stock repurchase program on March 28, 2001, that permits the repurchase of up to 5% (approximately 718,000* shares) of its outstanding common stock. The new program replaces the Company's previous repurchase program which expired in 2001. Repurchases are made in connection with shares expected to be reissued under the Company's dividend reinvestment (until October 1, 2001, as discussed above), stock option and benefit plans, as well as for other corporate purposes. No shares were repurchased in 2001, as compared to 193,234 (289,851*) shares in 2000. A total of 952,409* shares have been repurchased since 1997, when stock repurchases began, through December 31, 2001.

The number of common shareholders of record was approximately 2,300 as of February 13, 2002.

QUARTERLY STOCK INFORMATION*

                                                2001                                                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                  STOCK PRICE RANGE            PER SHARE                    Stock Price Range             Per Share
Quarter                         LOW             HIGH           DIVIDEND                   Low              High           Dividend
------------------------------------------------------------------------------------------------------------------------------------
1st                          $ 15.17          $ 21.67           $ 0.14                  $ 12.79          $ 17.33           $ 0.13
2nd                            19.50            21.83             0.15                    13.54            16.17             0.13
3rd                            20.80            26.46             0.15                    14.50            16.67             0.14
4th                            25.24            32.82             0.17                    14.00            15.59             0.14
                                                                ------                                                     ------
   Total                                                        $ 0.61                                                     $ 0.54
                                                                ======                                                     ======

* Adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Sandy Spring Bancorp, Inc. and subsidiaries (the "Company") has doubled in size, as measured by total assets, since 1996, reaching the milestone of $2 billion in total assets during 2001, while achieving record earnings in both the fourth quarter and for the year. In addition, according to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company's return on average equity for the nine months ended September 30, 2001, was in the 82nd percentile of all U.S. bank holding companies with assets between $1-3 billion.

Comparing December 31, 2001, balances to December 31, 2000, total assets were $2.1 billion versus $1.8 billion, a 17% increase. Total deposits increased 12% to $1.4 billion, while total loans and leases grew to $996 million from $968 million, a 3% increase. During the same period, stockholders' equity increased to $151 million, which was 7.2% of total assets.

Net income for the year ended December 31, 2001, was $23.1 million ($1.59 per diluted share), as compared to $18.8 million ($1.31 per diluted share) for the prior year, an increase of 23%. Operating earnings of $24.7 million ($1.70 per diluted share) in 2001 were 26% greater than $19.6 million ($1.36 per diluted share) in 2000. Operating earnings exclude non-recurring income and expenses and the amortization of goodwill and intangible assets. During 2001, non-operating items consisted of a $0.3 million pre-tax gain on the sale of investments ($0.01 per diluted share), a $0.3 million pre-tax gain on the sale of the credit card portfolio ($0.01 per diluted share) and $3.2 million of pre-tax expense ($0.13 per diluted share) for the amortization of goodwill and intangible assets. In 2000, non-operating items consisted of a $1.5 million pre-tax gain ($0.06 per diluted share) on the sale of a building, a $0.3 million pre-tax gain on the sale of investments ($0.01 per diluted share), a $0.4 million pre-tax gain on the sale of mortgage servicing rights ($0.02 per diluted share), a $0.7 million pre-tax cost of an early retirement option plan ($0.03 per diluted share), and $2.8 million of pre-tax expense ($0.12 per diluted share) for the amortization of goodwill and intangible assets. All per share data have been adjusted for the 3-for-2 stock split declared on November 28, 2001.

The Company's results in 2001, versus 2000, reflected significant growth in average earning assets and a slight decline in net interest margin, resulting in higher net interest income, the largest revenue category. In addition, noninterest income continued to increase and diversify, both important goals of management. Expressed as a percentage of total revenue, noninterest income increased to 24% from 14% five years ago. With respect to operating cost management, the Company's efficiency ratio improved to 55.15% in 2001 from ratios of greater than 56% for the prior two years. The return on average equity was 16.36% in 2001, as compared to 16.79% in 2000, and 15.91% in 1999.

Asset quality, as measured by the following ratios, continued to be favorable, as compared to the asset quality reported by other banking companies. Nonperforming assets represented 0.38% of total assets at year end 2001, versus 0.16% at year end 2000. This increase was due to higher nonperforming loans and leases in the fourth quarter of 2001, reflecting a problem credit of a single borrower which is well collateralized. The ratio of net charge-offs to average loans and leases was 0.14% in 2001, as compared to 0.08% for the prior year. At year end, the allowance for credit losses equaled 162% of nonperforming loans and leases.

TABLE 1 -- CHANGES IN DILUTED NET INCOME PER COMMON SHARE

                                              2000 TO 2001        1999 to 2000
--------------------------------------------------------------------------------
Prior year diluted net income per share         $ 1.31               $ 1.21
   Change from differences in:
     Net interest income                          0.43                 0.27
     Provision for credit losses                  0.01                (0.07)
     Noninterest income                           0.19                 0.24
     Noninterest expenses                        (0.31)               (0.37)
     Income taxes                                (0.02)                0.02
     Shares outstanding                          (0.02)                0.01
                                                ------               ------
       Total                                      0.28                 0.10
                                                ------               ------
Diluted net income per share                    $ 1.59               $ 1.31
                                                ======               ======

TABLE 2 -- CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES(1)
(Dollars in thousands and tax-equivalent)

                                                 2001                              2000                              1999
------------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE                 YIELD/     Average               Yield/     Average                Yield/
                                   BALANCE     INTEREST     RATE      Balance    Interest    Rate      Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans and leases:(2)
   Residential real estate(3)    $  332,693    $ 25,184     7.57%   $  290,225   $ 23,260    8.01%   $  218,537    $ 16,899    7.73%
   Consumer                         213,163      15,923     7.47       203,066     17,231    8.49       137,234      11,283    8.22
   Commercial loans
     and leases                     451,801      39,457     8.73       389,936     35,553    9.12       344,204      31,014    9.01
                                 ----------    --------     ----    ----------   --------            ----------    --------
       Total loans and leases       997,657      80,564     8.08       883,227     76,044    8.61       699,975      59,186    8.46

Securities:
   Taxable                          615,249      39,193     6.37       486,775     33,261    6.83       444,146      28,874    6.50
   Nontaxable                       167,234      12,068     7.22       157,552     12,765    8.10       135,952       9,575    7.04
                                 ----------    --------     ----    ----------   --------            ----------    --------
     Total securities               782,483      51,261     6.55       644,327     46,026    7.14       580,098      38,449    6.63
Interest-bearing
   deposits with banks                2,665          88     3.30         1,872        112    5.98         4,006         218    5.44
Federal funds sold                   29,811       1,172     3.93        25,608      1,649    6.44        15,357         793    5.16
                                 ----------    --------     ----    ----------   --------            ----------    --------
TOTAL EARNING ASSETS              1,812,616     133,085     7.34%    1,555,034    123,831    7.96%    1,299,436      98,646    7.59%
Less: allowance for
   credit losses                    (11,874)                            (9,044)                          (7,590)

Cash and due from banks              40,784                             35,847                           37,234
Premises and
   equipment, net                    31,947                             31,813                           28,606
Other assets                         73,385                             58,969                           32,823
                                 ----------                         ----------                       ----------
     Total assets                $1,946,858                         $1,672,619                       $1,390,509
                                 ==========                         ==========                       ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing
   demand deposits               $  151,873    $  1,191     0.78%   $  153,035   $  1,664    1.09%   $  134,151    $  1,860    1.39%
Regular savings deposits            104,496       1,568     1.50       105,221      2,112    2.01       104,808       2,114    2.02
Money market
   savings deposits                 366,759      10,894     2.97       304,501     12,816    4.21       191,836       5,710    2.98

Time deposits                       426,464      21,944     5.15       427,627     23,163    5.42       394,236      19,453    4.93
                                 ----------    --------             ----------   --------            ----------    --------

   Total interest-bearing
     deposits                     1,049,592      35,597     3.39       990,384     39,755    4.01       825,031      29,137    3.53
Short-term borrowings               384,400      17,324     4.51       274,444     15,647    5.70       233,600      11,249    4.82
Long-term borrowings                113,415       8,122     7.16        74,659      5,858    7.85        33,690       1,742    5.17
                                 ----------    --------             ----------   --------            ----------    --------

TOTAL INTEREST-
   BEARING LIABILITIES            1,547,407      61,043     3.94     1,339,487     61,260    4.57     1,092,321      42,128    3.86
                                               --------     ----                 --------    ----                  --------    ----

     Net interest income
       and spread                              $ 72,042     3.40%                $ 62,571    3.39%                 $ 56,518    3.73%
                                               ========     ====                 ========    ====                  ========    ====

Noninterest-bearing
   demand deposits                  245,408                            215,111                          186,145

Other liabilities                    12,586                              6,230                            1,922
Stockholders' equity                141,457                            111,791                          110,121
                                 ----------                         ----------                       ----------
     Total liabilities and
       stockholders' equity      $1,946,858                         $1,672,619                       $1,390,509
                                 ==========                         ==========                       ==========

Interest income/
   earning assets                                           7.34%                            7.96%                             7.59%
Interest expense/
   earning assets                                           3.37                             3.94                              3.24
                                                            ----                             ----                              ----

   Net interest margin                                      3.97%                            4.02%                             4.35%
                                                            ====                             ====                              ====

(1) Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

(2)   Non-accrual loans are included in the average balances.

(3) Includes residential mortgage loans held for sale. Home equity loans and lines are classified with consumer loans.

NET INTEREST INCOME

The largest source of operating revenue is net interest income, which is the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities.

Net interest income for 2001 was $66,827,000, representing an increase of $9,407,000 or 16.4% from 2000. A 9.9% increase was achieved in 2000, compared to 1999, resulting in net interest income of $57,420,000.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled "Table 2-Consolidated Average Balances, Yields and Rates") reveals declining net interest margins accompanied by substantial increases in average earning assets each year over the three year period ended December 31, 2001. Table 3 shows the extent to which volume increases have dominated earnings from tax-equivalent net interest income during this time frame, as compared to negative changes in average rate. As a result, the Company was able to achieve tax-equivalent net interest income of $72,042,000 in 2001, representing a 15.1% annual increase, and $62,571,000 in 2000, representing a 10.7% annual increase, preceded by $56,518,000 in 1999. Pressure on the net interest margin in recent years is an industry-wide trend and a significant challenge for management. It has lead to greater sophistication in margin management and heightened emphasis on growing noninterest revenues.

TABLE 3 -- EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

                                                                2001 VS. 2000                              2000 vs. 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                      INCREASE           DUE TO CHANGE             Increase       Due to Change
                                                         OR               IN AVERAGE:*                or           in Average:*
(In thousands and tax-equivalent)                    (DECREASE)       VOLUME          RATE        (Decrease)    Volume       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
   Loans and leases                                  $   4,520      $   9,442      $  (4,922)       $16,858    $ 15,755    $ 1,103
   Taxable securities                                    5,932          8,306         (2,374)         4,387       2,863      1,524
   Nontaxable securities                                  (696)           754         (1,450)         3,190       1,639      1,551
   Other investments                                      (502)           280           (782)           750         486        264
                                                     ---------                                      -------
     Total interest income                               9,254         19,423        (10,169)        25,185      20,162      5,023
Interest expense on funding of earning assets:
   Interest-bearing demand deposits                       (473)           (13)          (460)          (196)        239       (435)
   Regular savings deposits                               (544)           (14)          (530)            (2)          8        (10)
   Money market savings deposits                        (1,922)         2,305         (4,227)         7,106       4,169      2,937
   Time deposits                                        (1,219)           (63)        (1,156)         3,710       1,721      1,989
   Total borrowings                                      3,941          8,045         (4,104)         8,514       4,543      3,971
                                                     ---------                                      -------
     Total interest expense                               (217)         8,812         (9,029)        19,132      10,509      8,623
                                                     ---------      ---------      ---------        -------    --------    -------
       Net interest income                           $   9,471      $  10,611      $  (1,140)       $ 6,053    $  9,653    $(3,600)
                                                     =========      =========      =========        =======    ========    =======

* Variances are computed line-by-line and do not add to the totals shown. Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

INTEREST INCOME

The Company's tax-equivalent interest income increased by 7.5%, or $9,254,000, in 2001, compared to 2000. This improvement was the result of a 16.6%, or $257,582,000, increase in average earning assets, partially offset by the effects of a 62 basis point decrease in average yield earned on those funds.

During 2001, average loans and leases, yielding 8.08% versus 8.61% a year earlier, rose 13.0% to $997,657,000, with all three major categories exhibiting growth. Average commercial loans and leases were up 15.9% (primarily reflecting the rise in commercial credits and the acquisition of the lease portfolio in December 2000), average residential real estate loans rose 14.6% (attributable largely to construction lending), and consumer loans increased 5.0% (due for the most part to home equity products and installment lending). In 2001, average loans and leases comprised 55.0% of average earning assets, compared to ratios of 56.8% in 2000 and 53.9% in 1999. Average total securities, yielding 6.55% in 2001 versus 7.14% in 2000, rose 21.4% to $782,483,000. They represented 43.2% of average earning assets in 2001, a small increase from 41.4% in 2000. The Company further expanded its leverage activities during 2001, through which growth in securities is funded by Federal Home Loan Bank of Atlanta advances. Leverage earned a similar margin in 2001, compared to 2000, while it benefited both the return on average equity (105 basis points) and earnings per share ($0.10). Tax-equivalent interest income increased by 25.5% or $25,185,000 in 2000, compared to 1999, due to substantially higher average earning assets and the positive effects of a modest increase in the average yield earned on those funds.

INTEREST EXPENSE

Interest expense decreased 0.4% or $217,000 in 2001, compared to 2000, as a 63 basis point decline in the average rate paid on interest-bearing liabilities (to 3.94% from 4.57%) offset the effects of a 15.5% increase or $207,920,000 higher average interest-bearing liabilities.

Among the major interest-bearing deposit categories, only average money market savings deposits showed an increase of 20.4%, while the other categories were essentially level from 2000 to 2001. Average rates paid on all categories declined, especially on money market savings deposits, whose average rate was down 124 basis points to 2.97% in 2001 from 4.21% in 2000. Average short-term and long-term borrowings, the most expensive funding sources, increased substantially, by 40.1% and 51.9%, respectively. Like interest-bearing deposits, they showed a decline in average rate paid, which, in the case of short-term borrowings, nearly matched the significant rate decline for money market savings deposits. As previously mentioned, there was an increase in leverage on the average balance sheet in 2001, which is reflected in the rise in borrowings. Interest expense increased 45.4% or $19,132,000 in 2000, as compared to 1999, due to the combined effects of 22.6% or $247,166,000 higher average interest-bearing liabilities (including, especially, the acquisition of branches in September 1999) and a 71 basis point increase in the average rate paid for those funds.

INTEREST RATE PERFORMANCE

Net interest margin, the profit margin achieved on the Company's earning asset base, declined slightly by 5 basis points in 2001, compared to 2000, while the net interest spread was stable. In the lower interest rate environment which characterized 2001, versus 2000, the Company was able to achieve a decline in funding rates which matched the decline in earning asset yields, so that overall interest rate performance was maintained. The net interest margin and net interest spread declined, by 33 basis points and 34 basis points, respectively, in 2000, compared to 1999, reflecting a greater interest rate sensitivity for interest-bearing liabilities than for interest-earning assets in a year that included increases in interest rates.

NONINTEREST INCOME

Total noninterest income was $21,836,000 in 2001, a 24.6% or $4,308,000 increase from 2000. Non-operating items affecting this comparison were the $256,000 gain in 2001 on the sale of the Company's credit card portfolio, gains of $1,470,000 on the sale of a building and $384,000 on the sale of mortgage servicing rights in 2000, and $69,000 higher securities gains in 2001 than in 2000. Excluding these items, the increase in operating noninterest income was 37.9% or $5,837,000 in 2001 over 2000. Most of this change was due to higher gains on sales of mortgage loans, growth in service charges on deposit accounts, and increases in various types of other noninterest income, including those recorded for transaction based service fees, bank owned life insurance investments, and certain revenues of the Equipment Leasing Company acquired in December 2000. These results reflect the Company's priority to grow and diversify its sources of noninterest income. In total, noninterest income grew 42.1% or $5,197,000 in 2000, versus 1999. Excluding the non-operating items shown above for 2000, plus $176,000 higher securities gains in 2000, compared to 1999, the increase in operating noninterest income was 25.9% or $3,167,000.

Securities gains were $346,000 in 2001, an increase of $69,000 from $277,000 for 2000. Securities gains of $101,000 were recorded in 1999. During 2001, the sale of available-for-sale debt securities generated net gains of $142,000, while gains of $204,000 were realized on sales of available-for-sale equity securities. During 2000, sales of available-for-sale debt securities generated $55,000 in net losses, compared to $332,000 in gains on sales of available-for-sale equity securities.

Service charges on deposit accounts increased 22.3% in 2001 and 29.8% in 2000. A large part of the change in both years was attributable to increases in return check charges and in commercial and small business account fees.

Gains on mortgage sales more than doubled in 2001, compared to 2000, reaching $2,608,000 from an increase of $1,550,000, after reporting a 40.3% decline in 2000, compared to 1999. During 2001, a declining interest rate environment, and the introduction of several new initiatives, such as wholesale lending, led to a significant increase in loan production and funded loans. Due to the low rates, many customers elected to refinance their existing loans, increasing gains on mortgage sales. During 2000, originations of loans held for sale declined due to higher interest rates (especially early in the year), along with client preferences for adjustable rate mortgage products that are held in portfolio. The Company achieved gains of $2,608,000 on sales of $222,303,000 in 2001, compared to gains of $1,058,000 on sales of $64,166,000 in 2000 and gains of $1,772,000 on sales of $145,074,000 in 1999.

Fees on sales of investment products have increased 153.2% over the three year period, from $857,000 in 1999 to $2,170,000 in 2001. Much of the 32.3% rise in
2001 occurred on sales of tax-deferred annuity products, while much of the 91.4% increase in 2000 reflected sales of mutual funds.

Trust income amounted to $1,995,000 in 2001, an increase of $342,000 or 20.7% over 2000, reflecting increased assets under management and higher estate and trust settlements. During 2001, trust assets under management rose by 14.5% to $283,000,000 despite adverse investment markets, aided by sales and better-than-market investment performance in managed accounts. Revenues of $1,653,000 for 2000 represented an increase of $93,000 or 6.0% over 1999.

Other income increased $1,955,000 or 35.8% to $7,410,000 for 2001, compared to $5,455,000 for 2000. This increase largely reflects higher income from bank-owned life insurance investments (up $1,205,000), along with noninterest revenues of $620,000 from the Equipment Leasing Company acquired at the end of 2000 and a $256,000 non-operating gain on the sale of the credit card portfolio. The rise in other income was $2,019,000 or 58.8% in 2000, compared to 1999, attributable primarily to higher fees from unfunded loan commitments and debit card fees, along with a non-operating gain on the sale of mortgage servicing rights.

NONINTEREST EXPENSES

Noninterest expenses increased $7,017,000 or 14.7% in 2001 over 2000, and $8,073,000 or 20.4% in 2000 over 1999. On an operating basis, the percentage increases were 16.8% in 2001 and 14.2% in 2000. Non-operating items which have been excluded from these results were goodwill and intangible asset amortization (totaling $3,178,000 in 2001 and $2,824,000 in 2000) and, in 2000, non-recurring costs of early retirement benefits ($744,000). The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses with the goal of maximizing profitability over time.

The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, marketing expenses, outside data services costs, goodwill and intangible asset amortization, and other noninterest expenses generally associated with the day-to-day operations of the Company.

Salaries and employee benefits, the largest component of noninterest expenses, increased $4,695,000 or 18.9% in 2001, and $2,438,000 or 10.9% in 2000. Without
non-recurring expenses of $744,000 for early retirement benefits in 2000, the rate of increase for 2001 was 22.5%. Salaries rose 13.5% in 2001, while benefits increased by 30.6%. Efficient staffing is a goal of management. Staff additions are made carefully with a view toward achieving gains in financial performance. Staffing increased in 2001, as two new branches opened (one in the Annapolis market, and the other to serve residents and employees of a retirement community in the Gaithersburg market), two branches were consolidated into one (Bethesda market), an insurance agency acquisition was consummated, and the Equipment Leasing Company, acquired in December 2000, had its first full year of operation. Reflecting these changes, and general growth of the Company, average full-time equivalent employees reached 475 in 2001, representing an increase of 5.1% from 452 in 2000, which was 1.6% above 445 for 1999. The ratio of net income per average full-time equivalent employee increased to $49,000 in 2001, up from $42,000 in 2000 and $39,000 in 1999. The most significant increase in benefits during 2001 was attributable to incentive compensation, related to the Company's financial performance, and expenses for a 401(k) match of employee contributions by the Company which began in 2001. Salaries increased by 13.2% in 2000, versus 1999, reflecting, in part, merit increases and costs of the first full year of operation for branches acquired in September 1999. Benefit expenses, excluding the nonrecurring window option costs, actually declined in 2000.

In 2001, occupancy expense rose 6.5% or $311,000, attributable in large part to increased depreciation and amortization charges. The rate of increase was 46.3% or $1,509,000 in 2000, primarily reflecting higher rental expenses, net of rental income, related to increases in leased premises due to branches acquired in September 1999. Equipment expenses rose 7.1% in 2001, preceded by an increase of 20.1% in 2000, compared to each prior year, due largely to software and equipment servicing costs and, in 2000, to higher depreciation charges.

Marketing expense increased by only $192,000 in 2001, representing a rate of 15.0%, following a decrease of $281,000 or 18.0% the prior year. The decrease in 2000 was achieved through careful channeling of efforts into more effective, less costly types of advertising.

Outside data services costs decreased minimally in 2001, reflecting a renegotiation of the provider contract. The increase of 22.1% or $429,000 in 2000 was due primarily to the branch acquisition completed in the fourth quarter of 1999 and to costs of internet banking initiatives.

The amortization of goodwill and intangible assets increased by $354,000 or 12.5% in 2001, and by $1,840,000 or 187.0% in 2000. The rise in 2001 was caused by goodwill amortization related to the acquisition of the Equipment Leasing Company in December 2000, while the increase in 2000 reflected the first full year of goodwill and intangible asset amortization associated with the branch acquisition in September 1999. See Notes 1 and 8 to the Consolidated Financial Statements for discussions of new accounting pronouncements which affect the amortization of goodwill and intangible assets.

Other noninterest expenses of $9,516,000 in 2001 were $1,268,000 or 15.4% above 2000, resulting from consulting fees and miscellaneous cost increases. The percentage rise in other expenses was 24.7% in 2000, attributable largely to consulting fees and communications costs.

OPERATING EXPENSE PERFORMANCE

Management views the efficiency ratio as an important measure of overall operating expense performance and cost management. The ratio expresses the level of noninterest expenses as a percentage of total revenue (tax-equivalent net interest income plus total noninterest income). Lower ratios indicate improved productivity. The computation excludes significant non-operating items of noninterest expenses and income. Such non-operating expenses include goodwill and intangible asset amortization and, in 2000, non-recurring costs of an early retirement opportunity plan. Non-operating income items encompassed gains on sales of securities, the gain in 2001 from the sale of the credit card portfolio, and, in 2000, gains on the sale of premises and mortgage servicing rights.

During 2001, the Company's efficiency ratio was 55.1%, better than ratios of 56.5% achieved in 2000 and 56.1% in 1999. These ratios are generally superior to those of other banking companies of similar size.

PROVISION FOR INCOME TAXES

Income tax expense amounted to $8,429,000 in 2001, compared with $5,887,000 in 2000 and $6,330,000 in 1999. The resulting effective tax rates were 26.7% for 2001, 23.9% for 2000, and 26.5% for 1999.

BALANCE SHEET ANALYSIS

The Company's total assets reached $2,081,834,000 at December 31, 2001, an increase of 17.4% or $308,833,000 from $1,773,001,000 at December 31, 2000.
Earning assets increased 17.6% or $290,137,000 in 2001, to $1,938,694,000 at
December 31, 2001, from $1,648,557,000 at the prior year end.

LOANS AND LEASES

Residential real estate loans, comprised of residential construction and residential mortgage categories, rose $29,208,000 or 9.4% during 2001, to $339,797,000 at December 31, 2001. Residential construction loans, a specialty of the Bank for many years, increased significantly in 2001 (up 91.8% or $40,463,000, to $84,541,000 at December 31, 2001), largely reflecting higher production from a wholesale lending initiative.

Residential mortgages, most of which are 1-4 family, decreased by $11,255,000 or 4.2%, to $255,256,000, as many customers responded to the lower rate environment by electing to move from short-term adjustable rate loans (which are kept in portfolio) into fixed rate loans (which are sold in the secondary market).

The Company devotes significant resources and attention to seeking and then serving commercial clients. Commercial loans and leases declined by $1,847,000 or 0.4% during 2001, to $441,540,000 at December 31, 2001. Included in this category are commercial real estate loans, commercial construction loans, leases and other commercial loans.

In general, the Company's commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages increased $7,657,000 or 3.3% during 2001, to $240,297,000 at year end. The amount of growth was adversely affected during 2001 by significant rate refinancing in a declining rate environment. Commercial construction credits declined $5,835,000 or 9.7% during the year, to $54,478,000 at December 31, 2001. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.

The Company's equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from Maryland to Florida and in Illinois. The typical lease is "small ticket" by industry standards, averaging less than $20,000, with individual leases generally not exceeding $250,000. The Company's equipment leasing business suffered almost immediately from the economic downturn in 2001. As a result, the leasing portfolio declined $3,959,000 or 12.6% in 2001, to $27,345,000 at year end.

Over the years, the Company's commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment. In 2001, the marketplace was characterized by lower rates and significant refinancing. These conditions had a generally negative effect on the Company's portfolio of other commercial loans, which grew minimally in 2001, by 0.2% or $290,000, to $119,420,000 at year end.

Consumer lending continues to be very important to the Company's full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans. The consumer loan portfolio rose 0.3% or $741,000 in 2001, to $214,582,000 at December 31, 2001. Consumer loan production in 2001 essentially mirrored production in 2000, but this growth was largely offset by declines in the portfolio during the year due to refinancing in a lower rate environment. The only major consumer loan category showing an increase for the year was home equity loans and lines, which rose by $5,968,000 or 5.6%, reaching $113,351,000 by year end.

TABLE 4 -- ANALYSIS OF LOANS AND LEASES

This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

                                                                                     December 31,
                                                    -------------------------------------------------------------------------------
(In thousands)                                        2001             2000              1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Residential real estate:
   Residential mortgages                            $255,256         $266,511          $235,153         $152,764          $143,558
   Residential construction                           84,541           44,078            34,721           38,856            35,480
Commercial loans and leases:
   Commercial real estate                            240,297          232,640           237,924          210,079           182,560
   Commercial construction                            54,478           60,313            42,256           33,092            22,207
   Leases                                             27,345           31,304                 0                0                 0
   Other commercial                                  119,420          119,130            92,674           79,259            72,524
Consumer                                             214,582          213,841           183,397          110,362           102,564
                                                    --------         --------          --------         --------         ---------
     Total loans and leases                         $995,919         $967,817          $826,125         $624,412         $ 558,893
                                                    ========         ========          ========         ========         =========

TABLE 5 -- LOAN AND LEASE MATURITIES AND INTEREST RATE SENSITIVITY


                                                                   Remaining Maturities at December 31, 2001,
                                                                         of Selected Credits (in Years)
                                                                   -------------------------------------------
(In thousands)                                                     1 or Less          Over 1-5          Over 5             Total
------------------------------------------------------------------------------------------------------------------------------------
Residential construction loans                                     $  83,857          $    684          $    0          $  84,541
Commercial construction loans                                         54,478                 0               0             54,478
Commercial loans not secured by real estate                           71,781            40,630           7,009            119,420
                                                                   ---------          --------          ------          ---------
     Total                                                         $ 210,116          $ 41,314          $7,009          $ 258,439
                                                                   =========          ========          ======          =========

Rate Terms:
   Fixed                                                           $  27,265          $ 40,630          $7,009          $  74,904
   Variable or adjustable                                            182,851               684               0            183,535
                                                                   ---------          --------          ------          ---------
     Total                                                         $ 210,116          $ 41,314          $7,009          $ 258,439
                                                                   =========          ========          ======          =========

SECURITIES

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 37.1% or $247,552,000, to $914,479,000 at December 31, 2001, from $666,927,000 at December 31, 2000. This increase was due to slower growth in outstanding loans, an increase in deposits, an increase in leverage, and changes in interest rates. In 2001, the yield curve shifted as the Federal Reserve decreased short-term interest rates with a 475 basis point reduction in the federal funds rate. Long-term rates were essentially unchanged, but had fallen earlier in the year, only to rise back to the earlier levels by year end. The Company's overall policy is to maximize earnings and maintain liquidity through an investment portfolio bearing low credit risk.

The asset mix within the investment portfolio shifted slightly with increases in the purchase of mortgage backed securities, mainly collateralized mortgage obligations. This was accomplished primarily to capture higher yields, with varying degrees of call risk, not available in traditional U. S. Government Agency securities. At December 31, 2001, mortgage backed securities made up 13.6% of total investments, compared to 3.4% at December 31, 2000, while the percentage for U. S. Agencies fell to 58.2% from 66.0%. The Bank's portfolio had $194,083,000 in municipal securities at year end 2001, or 21.2% of the total portfolio, down slightly from 23.6% in 2000. These are high-grade obligations held for their tax-exempt income.

The Company does not hedge through derivatives. The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the bank's equity securities. These derivatives do not expose the Bank to credit risk, or to significant market risk.

The Company's leverage programs, primarily investing in available-for-sale securities, and funded either by Federal Home Bank of Atlanta advances or repurchase agreements with U. S. Government security dealers, are managed to better utilize available capital to achieve higher returns on equity and earnings per share. The percentage of the investment portfolio funded in this manner increased to 30.9% at December 31, 2001, from 29.4% at December 31, 2000.

TABLE 6 -- ANALYSIS OF SECURITIES


The composition of securities at December 31 for each of the latest three years was:

(Dollars in thousands)                     2001            2000           1999
--------------------------------------------------------------------------------
Available-for-Sale:(1)
   U.S. Agency                            $522,308       $418,460       $422,665
   State and municipal                      39,157         44,317         57,797
   Mortgage-backed(2)                      124,197         22,921         22,550
   Corporate debt                           11,878          3,148              0
   Trust preferred                          27,273         23,817              0
   Marketable equity securities              7,816          5,198          5,703
                                          --------       --------       --------
     Total                                 732,629        517,861        508,715
Held-to-Maturity and Other Equity:
   U.S. Agency                               9,995         22,020          6,538
   State and municipal                     154,926        112,859         98,579

   Other equity securities                  16,929         14,187         16,207
                                          --------       --------       --------
     Total                                 181,850        149,066        121,324
                                          --------       --------       --------
       Total securities(3)                $914,479       $666,927       $630,039
                                          ========       ========       ========

(1)   At estimated fair value.

(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2001, 2000 or 1999.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2001 are presented below. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

TABLE 7 -- MATURITY TABLE FOR DEBT SECURITIES

                                                                  Years to Maturity
                                    ---------------------------------------------------------------------------
                                         Within              Over 1               Over 5               Over
                                            1               through 5           through 10              10
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)               Amount     Yield     Amount     Yield     Amount    Yield    Amount   Yield     Total    Yield
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
   U.S. Agency                      $441,156    5.25%    $ 75,371    4.60%    $ 1,389    6.28%   $     0      0%   $517,916   5.15%
   State and municipal*                8,834    6.42       13,183    6.09      13,730    6.08      3,003   6.38      38,750   7.17
   Mortgage-backed                    17,712    4.40       77,425    4.78      21,897    5.89      7,612   6.67     124,646   5.01
   Corporate debt                      1,007    8.61        6,242    5.64       4,625    7.10          0      0      11,874   6.46
   Trust preferred                     2,809    9.50       15,314    9.42       7,642    9.30      1,650   8.23      27,415   9.72
                                    --------             --------             -------            -------           --------
      Total                         $471,518    5.27%    $187,535    5.21%    $49,283    6.60%   $12,265   6.81%   $720,601   5.41%
                                    ========             ========             =======            =======           ========

Held-to-Maturity:
   U.S. Agency                      $  9,995    5.27%    $      0       0%    $     0      0%    $     0      0%   $  9,995   5.27%
   State and municipal*                3,625    6.30       50,818    6.30      94,397    6.41      6,086   6.35     154,926   7.27
                                    --------             --------             -------            -------           --------
      Total                         $ 13,620    5.57%    $ 50,818    6.30%    $94,397    6.41%   $ 6,086   6.35%   $164,921   7.15%
                                    ========             ========             =======            =======           ========

* Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate.

OTHER EARNING ASSETS

Residential mortgage loans held for sale increased $10,311,000 in 2001. Originations and sales of these loans, and the resulting gains on sales, increased substantially during 2001 under favorable interest rate conditions.

The aggregate of federal funds sold and interest-bearing deposits with banks increased 56.1% or $4,172,000 in 2001.

DEPOSITS AND BORROWINGS

Total deposits were $1,387,459,000 at December 31, 2001, increasing $144,532,000 or 11.6% from $1,242,927,000 at December 31, 2000. Growth was achieved for noninterest-bearing demand deposits, up $34,253,000 or 14.1%, with increases recorded for both personal and business accounts. Interest-bearing deposits increased $110,279,000 or 11.0%, attributable in large part to money market savings and time deposits of $100,000 or more, which increased by 17.4% (up $58,763,000) and 26.7% (up $25,447,000), respectively.

Total borrowings increased $132,880,000 or 33.9% during 2001, to $525,248,000 at December 31, 2001, primarily reflective of $70,062,000 in higher levels of short-term and long-term advances from the Federal Home Loan Bank of Atlanta, along with a $50,000,000 secured borrowing in the form of a short-term reverse repurchase agreement. The Company borrowed these funds primarily for the purpose of investing them in securities under its leverage programs.

CAPITAL MANAGEMENT

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2001, total stockholders' equity increased 18.1% or $23,115,000 to $150,673,000 at December 31, 2001, from $127,558,000 at December
31, 2000. Internal capital generation was responsible for most of this increase in total stockholders' equity. Internal capital generation (net income less dividends) added $14,265,000 to equity during 2001, representing a rate, when considered as a percentage of average total stockholders' equity, of 10.1% for 2001, up from 9.9% recorded in 2000. Year-end accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities) increased in 2001, compared to 2000, due in large part to lower interest rates, contributing $6,083,000 of the overall increase in stockholders' equity. Excluding accumulated other comprehensive income (loss), total stockholders' equity rose $17,032,000 or 13.1%.

External capital formation, resulting from exercises of stock options as the Company's stock price increased substantially in 2001, from stock issuances under the dividend reinvestment and stock purchase plan, and, to a lesser degree, from stock purchases under the new employee stock purchase plan, totaled $2,767,000 during 2001. Effective October 1, 2001, the Company's dividend reinvestment and stock purchase plan was replaced by a plan under which required shares are purchased in the market rather than being issued as new shares. The ratio of average equity to average assets was 7.27% for 2001, as compared to 6.68% for 2000 and 7.92% for 1999.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2001, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 14.10%, a tier 1 risk-based capital ratio of 12.98%, and a leverage ratio of 7.73%. Tier 1 capital of $157,511,000 and total qualifying capital of $171,155,000 each included $35,000,000 in trust preferred debt issuance as permitted under Federal Reserve Guidelines (see Note 11 -- Long-Term Borrowings of the Notes to the Consolidated Financial Statements). As of December 31, 2001, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in Note 22 -- Regulatory Matters of the Notes to the Consolidated Financial Statements.

CREDIT RISK MANAGEMENT

The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the credit portfolio. The allowance is based on careful, continuous review and evaluation of the credit portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category and credit-risk factors for identified problem credit categories, (2) specific allowances for identified problem credits, and (3) evaluation of other factors relating to the portfolio. This systematic allowance methodology is described more fully in Note 1 to the Consolidated Financial Statements.

Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgements of information available at the time of each examination.

Table 8 presents a five-year history for the allocation of the allowance, reflecting use of the methodology outlined above, along with the credit mix (year end credit types as a percent of total credits). This year's table represents a presentation change from prior years, made in response to regulatory clarifications contained in the Security and Exchange Commission's Staff Accounting Bulletin No. 102, "Selected Loan Loss Allocation Methodology and Documentation Issues" ("SAB 102"). This does not represent a change in methodology. In all years presented, allowance amounts based upon certain factors specified in Comptroller of the Currency guidelines were computed by credit type. However, in prior years, these allocations were consolidated and shown as part of the unallocated amount in the table. Under guidance from SAB 102, these amounts are now included in the appropriate credit categories.

TABLE 8 -- ALLOWANCE FOR CREDIT LOSSES


                                                                             December 31,
                                   ------------------------------------------------------------------------------------------------
                                          2001               2000               1999                 1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                              CREDIT             Credit             Credit               Credit             Credit
(Dollars in thousands)             AMOUNT       MIX    Amount      Mix    Amount      Mix      Amount      Mix    Amount      Mix
-----------------------------------------------------------------------------------------------------------------------------------
Amount applicable to:
   Residential real estate         $ 2,541      34%   $ 2,436      32%   $ 2,045      33%     $   764      31%    $1,406      32%
   Commercial loans
     and leases                      6,085      44      5,547      46      4,361      45        4,056      51      4,576      50
   Consumer                          2,309      22      2,363      22      2,025      22        1,226      18      1,158      18
Unallocated                          1,718              1,184               (200)               1,304               (124)
                                   -------            -------            -------              -------             ------
     Total allowance               $12,653            $11,530            $ 8,231              $ 7,350             $7,016
                                   =======            =======            =======              =======             ======

During 2001, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology's assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year end 2001, when measured against the total allowance was 13.6% versus 10.3% a year earlier. The leasing company acquisition in December 2000 has resulted in increases in the formula and specific reserve elements for commercial loans and leases over prior years. In addition, the historical loss factors used to calculate the formula allowance increased in 2001 due to higher charge-offs.

The allowance is increased by credit-loss provisions, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for credit losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. Resulting provisions were $2,470,000 in 2001 and $2,690,000 in 2000, representing a decrease of $220,000 over the period. Net charge-offs of $1,347,000, $691,000 and $335,000, were recorded in 2001, 2000 and 1999, respectively. The ratio of net charge-offs to average loans and leases was 0.14% in 2001, compared to 0.08% in 2000. Excluding the equipment leasing subsidiary acquired at the end of 2000, which experienced net charge-offs of $597,000 in 2001, this ratio was the same in 2001 as in 2000. At December 31, 2001, the allowance for credit losses was $12,653,000, or 1.27% of total loans and leases, versus $11,530,000, or 1.19% of total loans and leases, at December 31, 2000.

At December 31, 2001, total nonperforming loans and leases were $7,807,000, or 0.78% of total loans and leases, compared to $2,493,000, or 0.26% of total loans and leases, at December 31, 2000. The allowance represented 162% of nonperforming loans and leases at December 31, 2001, versus coverage of 462% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $50,000 at December 31, 2001, compared to $380,000 at December 31, 2000. The balance of impaired loans was $5,589,000 at December 31, 2001, with reserves against those loans of $91,000, compared to $613,000 at December 31, 2000, with reserves of $100,000. Most of the increase in nonperforming and impaired loans and leases from year end 2000 to year end 2001 reflected a problem credit of a single borrower in the amount of $5,130,000 which is well collateralized, with no loss expected.

The Company's borrowers are concentrated in four counties in the State of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 61.1% of total loans at December 31, 2001, compared to 62.7% at December 31, 2000. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company's substantial experience in most of the markets served, and its lending practices.

TABLE 9 -- SUMMARY OF CREDIT LOSS EXPERIENCE


                                                                                        Years Ended December 31,
                                                                   -----------------------------------------------------------------
(Dollars in thousands)                                               2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                 $ 11,530      $  8,231      $  7,350      $  7,016      $  6,391
Provision for credit losses                                           2,470         2,690         1,216           552           986
Allowance acquired                                                        0         1,300             0             0             0
Loan and lease charge-offs:
   Residential real estate                                              (23)         (220)          (67)           (3)         (139)
   Commercial loans and leases                                       (1,180)         (246)         (123)         (136)         (235)
   Consumer                                                            (225)         (303)         (225)         (196)         (167)
                                                                   --------      --------      --------      --------      --------
     Total charge-offs                                               (1,428)         (769)         (415)         (335)         (541)
Loan and lease recoveries:
   Residential real estate                                                0             0             0             0             0
   Commercial loans and leases                                           54            36            32            82           141
   Consumer                                                              27            42            48            35            39
                                                                   --------      --------      --------      --------      --------
     Total recoveries                                                    81            78            80           117           180
                                                                   --------      --------      --------      --------      --------
Net charge-offs                                                      (1,347)         (691)         (335)         (218)         (361)
                                                                   --------      --------      --------      --------      --------
Balance, December 31                                               $ 12,653      $ 11,530      $  8,231      $  7,350      $  7,016
                                                                   ========      ========      ========      ========      ========
Net charge-offs to average loans and leases                            0.14%         0.08%         0.05%         0.04%         0.07%
Allowance to total loans and leases                                    1.27%         1.19%         1.00%         1.18%         1.26%

TABLE 10 -- ANALYSIS OF CREDIT RISK

                                                 Years Ended December 31,
                                         ---------------------------------------
(Dollars in thousands)                    2001     2000     1999    1998    1997
--------------------------------------------------------------------------------
Non-accrual loans and leases(1)          $5,904  $  684  $   275  $  832  $  890
Loans and leases 90 days past due         1,903   1,809    1,710     965   1,764
Restructured loans and leases                 0       0        0       4      18
                                         ------  ------  -------  ------  ------
   Total nonperforming loans
     and leases(2)                        7,807   2,493    1,985   1,801   2,672
Other real estate owned, net                 50     380      163       0     296
                                         ------  ------  -------  ------  ------
   Total nonperforming assets            $7,857  $2,873  $ 2,148  $1,801  $2,968
                                         ======  ======  =======  ======  ======

Nonperforming loans and leases
   to total loans and leases              0.78%   0.26%   0.24%   0.29%    0.48%
Allowance for credit losses to
   nonperforming loans and leases          162%    462%     415%    408%    263%
Nonperforming assets to total assets      0.38%   0.16%    0.13%   0.13%   0.26%

(1) Gross interest income that would have been recorded in 2001 if non-accrual loans and leases had been current and in accordance with their original terms was $185,000, while interest actually recorded on such loans was $7,000.

(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $4,126,000 at December 31, 2001. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.


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

The Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2001, is presented in Table 11. As indicated in the note to the table, the data was based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates an asset sensitive one-year cumulative GAP position of 19% of total assets, with approximately 56% of rate sensitive assets and approximately 42% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2001 (termed GAP analysis). The one-year cumulative gap reversed from a liability sensitive position to asset sensitivity during 2001, reflecting a significantly reduced duration in the investment portfolio. This was due to the generally falling interest rate environment in 2001, which shortened the average life of the investment portfolio. The investment portfolio is composed of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates move in a downward direction. While senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company's interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Company's exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly.
A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors.

The following GAP analysis schedule sets out the time frames from December 31, 2001, in which the Company's assets and liabilities are subject to repricing.

TABLE 11 -- INTEREST RATE SENSITIVITY ANALYSIS

                                                        0-90             91-365          Over 1-3         Over 3-5          Over 5
(Dollars in thousands)                                  Days              Days             Years            Years            Years
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitive Assets (RSA):
   Loans and leases                                   $364,949         $129,535         $182,521         $168,335         $150,579
   Taxable securities                                  387,819          161,256           61,931           16,189           93,202
   Nontaxable securities                                 2,966           10,366           40,076           25,403          115,271
   Other investments                                    28,295                0                0                0                0
                                                      --------         --------         --------         --------         --------
      Total                                            784,029          301,157          284,528          209,927          359,052
Rate Sensitive Liabilities (RSL):
   Interest-bearing demand deposits                      4,852           14,558           38,820           38,820           69,553
   Regular savings deposits                              3,779           11,337           30,233           30,233           32,753
   Money market savings deposits                        18,436           55,306          147,485          147,485           24,581
   Time deposits                                       141,092          240,640           49,515           10,267              122
   Short-term borrowing and other RSL                  195,982                0           28,967           30,300          270,000
                                                      --------         --------         --------         --------         --------
     Total                                             364,141          321,841          295,020          257,105          397,009
                                                      --------         --------         --------         --------         --------
Cumulative GAP*                                       $419,888         $399,204         $388,712         $341,534         $303,577
                                                      ========         ========         ========         ========         ========

   As a percent of total assets                          20.17%           19.18%           18.67%           16.41%           14.58%
Cumulative RSA to RSL                                     2.15             1.58             1.40             1.28             1.19

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

The Company's Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income and the fair value of equity capital resulting from a hypothetical change of plus or minus 200 basis points in U.S. Treasury interest rates for maturities from one day to thirty years. By employing simulation analysis through use of a computer model, the Company intends to effectively manage the potential adverse impacts that changing interest rates can have on its short term earnings, long term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. During 2001, as general market interest rates approached historically low levels, management adjusted the simulation model to consider interest rate floors on the Company's core deposit portfolio. This recognizes that at certain low levels of market interest rates, the Company's core deposit products would not reprice below specific rates. For evaluating interest rate risk at the end of 2001, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates is not practical. Therefore, the Company chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating the December 31, 2001, interest rate risk position. Measured from December 31, 2001, the simulation analysis indicates that net interest income would decline by 2% over a twelve-month period given a decrease in interest rates of 100 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 13%, as compared to a policy limit of 25%.

As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debts, or the impact of rate changes on demand for loan, lease and deposit products.

In addition to the potential adverse effect that changing interest rates may have on the Company's net interest margin and operating results, potential adverse effects on liquidity can occur as a result of changes in the estimated cash flows from investment, loan, and deposit portfolios. The Company manages this inherent risk by maintaining a large portfolio of available-for-sale investments as well as secondary sources of liquidity from Federal Home Loan Bank of Atlanta advances and other borrowing arrangements.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2001. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 65.3% of total earning assets at December 31, 2001. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan, lease and deposit maturities and calls, expected funding of loans and leases, deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company's growth, mortgage banking activities and leverage programs. Also considered are the greater sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Through this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of December 31, 2001, show short-term investments exceeding short-term borrowings by $2,400,000 over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $608,225,000 with the Federal Home Loan Bank of Atlanta, of which $301,316,000 was outstanding at December 31, 2001. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $254,976,000 at December 31, 2001, against which there were outstandings of $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2001.

The Company's time deposits of $100,000 or more represented 8.7% of total deposits at December 31, 2001, and are shown by maturity in the table below.

                                                                                  Months to Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                    3 or              Over 3            Over 6            Over
(Dollars in thousands)                              less               to 6              to 12             12               TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Time deposits -- $100 thousand or more             $41,387           $27,500           $37,145           $14,742           $120,774

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                                          December 31,
                                                                                               -----------------------------------
                                                                                                   2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                                     $    45,609             $    39,394
   Federal funds sold                                                                               10,774                   6,935
   Interest-bearing deposits with banks                                                                840                     507
   Residential mortgage loans held for sale                                                         16,682                   6,371
   Investments available-for-sale (at fair value)                                                  732,629                 517,861
   Investments held-to-maturity -- fair value of $165,015 (2001)
     and $135,121 (2000)                                                                           164,921                 134,879
   Other equity securities                                                                          16,929                  14,187

   Total loans and leases                                                                          995,919                 967,817
     Less: allowance for credit losses                                                             (12,653)                (11,530)
                                                                                               -----------             -----------
       Net loans and leases                                                                        983,266                 956,287

   Premises and equipment, net                                                                      32,584                  31,282
   Accrued interest receivable                                                                      15,163                  15,124
   Goodwill and intangible assets                                                                   24,226                  23,648
   Other assets                                                                                     38,211                  26,526
                                                                                               -----------             -----------
     Total assets                                                                              $ 2,081,834             $ 1,773,001
                                                                                               ===========             ===========


LIABILITIES
   Noninterest-bearing deposits                                                                $   277,592             $   243,339
   Interest-bearing deposits                                                                     1,109,867                 999,588
                                                                                               -----------             -----------
     Total deposits                                                                              1,387,459               1,242,927

   Short-term borrowings                                                                           411,132                 308,314
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures                                                          35,000                  35,000
   Other long-term borrowings                                                                       79,116                  49,054
   Accrued interest payable and other liabilities                                                   18,454                  10,148
                                                                                               -----------             -----------
     Total liabilities                                                                           1,931,161               1,645,443

STOCKHOLDERS' EQUITY
   Common stock-par value $1.00; shares authorized
     50,000,000 (2001) and 15,000,000 (2000); shares issued
     and outstanding 14,483,564 (2001) and 9,552,672 (2000)                                         14,484                   9,553
   Surplus                                                                                          20,347                  22,511
   Retained earnings                                                                               111,906                  97,641
   Accumulated other comprehensive income (loss)                                                     3,936                  (2,147)
                                                                                               -----------             -----------
     Total stockholders' equity                                                                    150,673                 127,558
                                                                                               -----------             -----------
     Total liabilities and stockholders' equity                                                $ 2,081,834             $ 1,773,001
                                                                                               ===========             ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                                   Years Ended December 31,
                                                                                          -----------------------------------------
                                                                                            2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans and leases                                                  $ 79,783         $ 75,746         $58,822
   Interest on loans held for sale                                                             780              298             364
   Interest on deposits with banks                                                              88              112             218
   Interest and dividends on securities:
     Taxable                                                                                37,873           33,261          27,773
     Exempt from federal income taxes                                                        8,174            7,614           6,417
   Interest on federal funds sold                                                            1,172            1,649             793
                                                                                          --------         --------         -------
     Total interest income                                                                 127,870          118,680          94,387
Interest expense:
   Interest on deposits                                                                     35,597           39,755          29,137
   Interest on short-term borrowings                                                        17,324           15,647          11,249
   Interest on long-term borrowings                                                          8,122            5,858           1,742
                                                                                          --------         --------         -------
     Total interest expense                                                                 61,043           61,260          42,128
                                                                                          --------         --------         -------
       Net interest income                                                                  66,827           57,420          52,259
Provision for credit losses                                                                  2,470            2,690           1,216
                                                                                          --------         --------         -------
   Net interest income after
     provision for credit losses                                                            64,357           54,730          51,043
Noninterest income:
   Securities gains                                                                            346              277             101
   Service charges on deposit accounts                                                       7,307            5,975           4,605
   Gains on sales of mortgage loans                                                          2,608            1,058           1,772
   Fees on sales of investment products                                                      2,170            1,640             857
   Trust department income                                                                   1,995            1,653           1,560
   Gain on sale of premises                                                                      0            1,470               0
   Other income                                                                              7,410            5,455           3,436
                                                                                          --------         --------         -------
     Total noninterest income                                                               21,836           17,528          12,331
Noninterest expenses:
   Salaries and employee benefits                                                           29,595           24,900          22,462
   Occupancy expense of premises                                                             5,080            4,769           3,260
   Equipment expenses                                                                        3,433            3,204           2,667
   Marketing                                                                                 1,474            1,282           1,563
   Outside data services                                                                     2,342            2,374           1,945
   Amortization of goodwill and intangible assets                                            3,178            2,824             984
   Other expenses                                                                            9,516            8,248           6,647
                                                                                          --------         --------         -------
     Total noninterest expenses                                                             54,618           47,601          39,528
                                                                                          --------         --------         -------
Income before income taxes                                                                  31,575           24,657          23,846
Income tax expense                                                                           8,429            5,887           6,330
                                                                                          --------         --------         -------
         Net income                                                                       $ 23,146         $ 18,770         $17,516
                                                                                          ========         ========         =======

Basic net income per share*                                                               $   1.61         $   1.31         $  1.21
Diluted net income per share*                                                             $   1.59         $   1.31         $  1.21

* Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                     Years Ended December 31,
                                                                                              --------------------------------------
                                                                                                 2001          2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                                                 $  23,146     $  18,770     $  17,516
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                6,225         5,699         3,243
     Provision for credit losses                                                                  2,470         2,690         1,216
     Deferred income taxes                                                                        1,565         1,344          (408)
     Origination of loans held for sale                                                        (230,006)      (67,657)     (132,292)
     Proceeds from sales of loans held for sale                                                 222,303        64,166       145,074
     Gains on sales of loans held for sale                                                       (2,608)       (1,058)       (1,772)
     Securities gains                                                                              (346)         (277)         (101)
     Gain on sale of premises                                                                         0        (1,470)            0
     Net increase in accrued interest receivable                                                    (39)       (2,359)         (883)
     Net increase in other assets                                                               (11,819)       (7,504)       (4,176)
     Net increase (decrease) in accrued expenses                                                  4,205         3,702        (1,925)
     Other-net                                                                                   (4,272)       (4,945)          346
                                                                                              ---------     ---------     ---------
       Net cash provided by operating activities                                                 10,824        11,101        25,838
Cash Flows from Investing Activities:
   Net (increase) decrease in interest-bearing deposits with banks                                 (333)        3,194        (2,267)
   Purchases of investments held-to-maturity                                                    (79,656)      (29,774)      (56,278)
   Purchases of other equity securities                                                          (2,742)      (10,063)       (7,561)
   Purchases of investments available-for-sale                                                 (984,951)     (120,279)     (360,521)
   Proceeds from sales of investments available-for-sale                                        142,658        68,538        83,976
   Proceeds from maturities, calls and principal payments of investments held-to-maturity        49,235             0         6,598
   Proceeds from maturities, calls and principal payments of investments available-for-sale     638,389        59,068       284,684
   Proceeds from sales of other equity securities                                                     0        12,083         9,833
   Proceeds from sales of other real estate owned                                                   459           531            49
   Net increase in loans and leases receivable                                                  (28,184)     (113,311)     (117,120)
   Purchases of loans                                                                                 0             0       (50,960)
   Acquisitions, net of cash acquired                                                            (1,231)      (32,460)      165,457
   Proceeds from sale of premises                                                                     0         2,965             0
   Expenditures for premises and equipment                                                       (4,712)       (3,501)       (4,942)
                                                                                              ---------     ---------     ---------
     Net cash used by investing activities                                                     (271,068)     (163,009)      (49,052)
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                                                          143,532        77,555        (8,538)
   Net increase (decrease) in short-term borrowings                                             102,618        69,138       (29,250)
   Proceeds from long-term borrowings                                                            30,262        46,134        68,645
   Retirement of long-term borrowings                                                                 0       (35,000)          (46)
   Common stock purchased and retired                                                                 0        (4,158)         (833)
   Proceeds from issuance of common stock                                                         2,767         2,098         2,458
   Dividends paid                                                                                (8,881)       (7,749)       (7,201)
                                                                                              ---------     ---------     ---------
     Net cash provided by financing activities                                                  270,298       148,018        25,235
                                                                                              ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                                             10,054        (3,890)        2,021
Cash and cash equivalents at beginning of year                                                   46,329        50,219        48,198
                                                                                              ---------     ---------     ---------
Cash and cash equivalents at end of year*                                                     $  56,383     $  46,329     $  50,219
                                                                                              =========     =========     =========
Supplemental Disclosures:
   Interest payments                                                                          $  60,766     $  61,172     $  42,031
   Income tax payments                                                                            9,236         6,631         6,176
Non-cash Investing Activities:
   Transfers from loans to other real estate owned                                            $      82     $     686     $     225
   Reclassification of borrowings from long-term to short-term                                      200           200        11,200
Details of acquisitions:
   Fair value of assets acquired                                                              $   2,605     $  29,156     $  36,188
   Fair value of liabilities assumed                                                             (2,503)       (2,689)     (221,141)
   Cash to be paid for acquisition                                                               (2,227)            0             0
   Purchase price in excess of net assets acquired                                                3,725         5,993        20,254
                                                                                              ---------     ---------     ---------
   Cash paid (received)                                                                           1,600        32,460      (164,699)
   Cash acquired                                                                                   (369)            0          (758)
                                                                                              ---------     ---------     ---------
Net cash paid (received) for acquisition                                                      $   1,231     $  32,460     $(165,457)
                                                                                              ---------     ---------     ---------

* Cash and cash equivalents include those amounts under the captions "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                                 Accumulated Other       Total
                                                              Common                 Retained      Comprehensive      Stockholders'
                                                               Stock     Surplus     Earnings      Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1999                                 $   9,586   $  22,913   $  76,305       $   2,133          $ 110,937
Comprehensive Income:
   Net income                                                                          17,516                             17,516
   Other comprehensive loss, net of tax
   (unrealized losses on securities of $14,220, net
     of reclassification adjustment for losses of $63)                                                (14,157)           (14,157)
                                                                                                                       ---------
     Total comprehensive income                                                                                            3,359
Cash dividends*-$0.50 per share                                                        (7,201)                            (7,201)
Common stock issued pursuant to:
   Incentive stock option plan-1,165 shares                         1          28                                             29
   Dividend reinvestment and stock
     purchase plan-90,318 shares                                   90       2,339                                          2,429
Stock repurchases-29,529 shares                                   (29)       (804)                                          (833)
                                                            ---------   ---------   ---------       ---------          ---------
Balances at December 31, 1999                                   9,648      24,476      86,620         (12,024)           108,720
Comprehensive Income:
   Net income                                                                          18,770                             18,770
   Other comprehensive income, net of tax
     (unrealized gains on securities of $9,994, net
     of reclassification adjustment for gains of $117)                                                  9,877              9,877
                                                                                                                       ---------
       Total comprehensive income                                                                                         28,647
Cash dividends*-$0.54 per share                                                        (7,749)                            (7,749)
Common stock issued pursuant to dividend
   reinvestment and stock purchase plan-
   97,927 shares                                                   98       2,000                                          2,098
Stock repurchases-193,234 shares                                 (193)     (3,965)                                        (4,158)
                                                            ---------   ---------   ---------       ---------          ---------
Balances at December 31, 2000                                   9,553      22,511      97,641          (2,147)           127,558
Increase in beginning shares as a result of 3-for-2
 stock split in the form of a stock dividend                    4,777      (4,777)
Comprehensive Income:
    Net income                                                                         23,146                             23,146
    Other comprehensive income, net of tax
     (unrealized gains on securities of $6,394, net
     of reclassification adjustment for gains of $311)                                                  6,083              6,083
                                                                                                                       ---------
       Total comprehensive income                                                                                         29,229
Cash dividends*-$0.61 per share                                                        (8,881)                            (8,881)
Common stock issued pursuant to:
Incentive stock option plan-79,521 shares                          80       1,045                                          1,125
Dividend reinvestment and stock
     purchase plan-67,947 shares                                   68       1,447                                          1,515
Employee stock purchase plan-5,931 shares                           6         121                                            127
                                                            ---------   ---------   ---------       ---------          ---------
Balances at December 31, 2001                               $  14,484   $  20,347   $ 111,906       $   3,936          $ 150,673
                                                            =========   =========   =========       =========          =========

* Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company, which includes Sandy Spring Bancorp, Inc. and its wholly-owned subsidiary, Sandy Spring Bank (the "Bank"), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

On September 21, 2001, Sandy Spring National Bank of Maryland, a national banking association, became Sandy Spring Bank, a Maryland chartered bank and trust company. Sandy Spring Bank continues to be a wholly-owned subsidiary of Sandy Spring Bancorp, Inc., and a member of the Federal Reserve system. The Bank also retains all of the powers and authority previously held by the national association, and may engage in essentially the same range of activities. Its deposits remain FDIC insured.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2001. The following is a summary of the more significant accounting policies:

NATURE OF OPERATIONS

Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, and personal trust services. The Company operates in the four Maryland counties of Montgomery, Howard, Prince George's and Anne Arundel, and has a concentration in loans secured by residential and commercial real estate.

POLICY FOR CONSOLIDATION

The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of Sandy Spring Bancorp (Parent Only) include its investment in the Bank under the equity method of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2001.

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

LOANS AND LEASES

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Lease financing assets include aggregate lease rentals, net of related unearned income. Leasing income is recognized as a constant percentage of outstanding lease financing balances over the lease terms. The Company places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and is first applied for financial statement purposes against the principal balance outstanding.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses ("allowance") represents an amount which, in management's judgment, will be adequate to absorb probable losses on outstanding loans and leases, as well as other extensions of credit, that may become uncollectible. The allowance represents an estimation made pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves the balancing of a number of factors, as outlined below, to establish a prudent level. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to it. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company's systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category and credit-risk factors for identified problem credit categories, (2) specific allowances for identified problem credits, and (3) evaluation of other factors relating to the portfolio.

The first element of the formula allowance is calculated by applying loss factors to corresponding period-end balances in the major credit categories. Loss factors are based on the Company's historical loss experience in each portfolio over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest impact. The use of these factors in the methodology, because of their relationship to actual results, is intended to narrow differences between estimated and realized losses.

Specific allowances are established when significant conditions or circumstances regarding a commercial credit have been identified which indicate, in management's view, the probability that a loss may have been incurred in an amount different from that determined by application of the formula allowance. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, is performed by the commercial loan officer for the credit, considering conditions such as collateral sufficiency, cash flow, and guarantor capacity (if applicable). For other problem graded credits, allowances are established according to the application of credit-risk factors on a formula basis. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

The third element of the allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions regularly evaluated, which are included in Comptroller of the Currency guidelines, are: trends in delinquencies and nonaccrual loans and leases, large credits (relative to the allowance), volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which also may be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty. The required analysis is regularly and carefully undertaken by management, and the risk factors are revised as conditions indicate. The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination.

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

INCOME TAXES

Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB 102 summarizes certain SEC views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for credit losses.

SAB 102 provides parallel guidance to the federal banking agencies' guidance issued through the Federal Financial Institutions Examination Council ("FFIEC") as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions". Management believes the Company is in compliance with the provisions of SAB 102.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

The provisions of SFAS Nos. 141 and 142 were adopted by the Company as required effective July 1, 2001, and January 1, 2002, respectively. The adoption of SFAS No. 141 had no effect on the financial position or results of operations of the Company as previously reported. Application of the nonamortization provisions of SFAS No. 142 is expected to reduce noninterest expense by approximately $666,000, resulting in an increase in net income of approximately $428,000 or $0.03 per diluted share in 2002 as compared to 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.

NOTE 2 -- ACQUISITION

In December 2001, the Company purchased certain assets and liabilities of the Chesapeake Insurance Group (CIG), a general insurance agency. In the transaction, $2,605,000 of assets were acquired, primarily accounts receivable, and $2,503,000 of liabilities were assumed, primarily operating payables. The acquisition resulted in the recognition of $2,088,000 of goodwill, which will not be amortized, and $1,637,000 of identified intangible assets, $972,000 of which will be amortized into noninterest expenses over fifteen years, and $665,000 over seven years.

NOTE 3 -- CASH AND DUE FROM BANKS

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average daily balance maintained in 2001 was $13,217,000 and in 2000 was $13,445,000.

NOTE 4 -- INVESTMENTS AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investments available-for-sale at December 31 are as follows:

                                            2001                                                  2000
                      ----------------------------------------------------------------------------------------------------------
                                            GROSS      GROSS         ESTIMATED                   Gross        Gross    Estimated
                             AMORTIZED   UNREALIZED  UNREALIZED        FAIR         Amortized  Unrealized  Unrealized    Fair
(In thousands)                 COST         GAINS     LOSSES           VALUE           Cost      Gains       Losses      Value
--------------------------------------------------------------------------------------------------------------------------------
U.S. Agency                 $  517,916    $  5,495   $  (1,103)    $   522,308       $421,887    $1,096     $(4,523)   $ 418,460
State and municipal             38,750         409          (2)         39,157         44,049       275          (7)      44,317
Mortgage-backed                124,646         277        (726)        124,197         22,761       174         (14)      22,921
Corporate debt                  11,874           4           0          11,878          3,096        52           0        3,148
Trust preferred                 27,415         789        (931)         27,273         24,255         0        (438)      23,817
                            ----------    --------   ---------     -----------       --------    ------     -------    ---------
 Total debt securities         720,601       6,974      (2,762)        724,813        516,048     1,597      (4,982)     512,663
Marketable equity
   securities                    5,612       2,204           0           7,816          5,315         0        (117)       5,198
                            ----------    --------   ---------     -----------       --------    ------     -------    ---------
   Total investments
     available-for-sale     $  726,213    $  9,178   $  (2,762)    $   732,629       $521,363    $ 1,597    $(5,099)   $ 517,861
                            ==========    ========   =========     ===========       ========    =======    =======    =========

The amortized cost and estimated fair values of debt securities available-for-sale at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  2001                                   2000
                                                     -------------------------------------------------------------------
                                                                          ESTIMATED                             Estimated
                                                      AMORTIZED             FAIR               Amortized          Fair
(In thousands)                                          COST                VALUE                Cost             Value
------------------------------------------------------------------------------------------------------------------------
Due in one year or less                              $  471,518         $   473,775            $   8,810        $  8,841
Due after one year through five years                   187,535             189,031              200,714         200,067
Due after five years through ten years                   49,283              49,629              220,598         218,030
Due after ten years                                      12,265              12,378               85,926          85,725
                                                     ----------         -----------            ---------        --------
   Total debt securities available-for-sale          $  720,601         $   724,813            $ 516,048        $512,663
                                                     ==========         ===========            =========        ========

Sale of investments available-for-sale during 2001, 2000 and 1999 resulted in the following:

(In thousands)                                                               2001                 2000             1999
------------------------------------------------------------------------------------------------------------------------
Proceeds                                                                $   142,417             $ 68,538         $83,976
Gross gains                                                                     708                  457             253
Gross losses                                                                    566                  180             152

At December 31, 2001 and 2000, investments available-for-sale with a carrying value of $408,530,000 and $278,566,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2001 and 2000.

The Company has had covered call options which are subject to disclosure as derivative financial instruments in accordance with SFAS Nos. 119 and 133. These options are incident to an established plan to enhance the yield on certain of the Bank's equity securities in the available-for-sale portfolio. The option contracts do not exhibit credit risk since the Bank is holder of the premiums paid. Market risk is mitigated by the fact that the option price is stated in the contract and that the underlying securities held have a significant unrealized gain position.

At December 31, 2001, the Bank had outstanding covered call option contracts for 20,000 shares of Branch Banking and Trust (BB&T) common stock, with expiration dates of March 15, 2002 (10,000 shares), and June 21, 2002 (10,000 shares).
Premiums received on these options amounted to $32,000. The contracts have an average option price of $36.25 per share and the underlying securities have a quoted market price of $36.11 per share. Excluding option premiums, these BB&T holdings had an unrealized gain at December 31, 2001, of $255,000 ($12.74 per share). Generally, the option contracts have a term of approximately three to six months. During 2001, the Bank received total option premiums of $46,000.

The Company had no covered call options during 2000.

NOTE 5 -- INVESTMENTS HELD-TO-MATURITY AND OTHER EQUITY SECURITIES

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are as follows:

                                            2001                                                  2000
                      ----------------------------------------------------------------------------------------------------
                                      GROSS       GROSS        ESTIMATED                   Gross      Gross      Estimated
                        AMORTIZED  UNREALIZED  UNREALIZED        FAIR         Amortized  Unrealized Unrealized     Fair
(In thousands)            COST        GAINS      LOSSES         VALUE            Cost       Gains     Losses       Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Agency           $    9,995     $ 171       $    0      $    10,166       $ 22,020    $  43        $ 0      $ 22,063
State and municipal      154,926         0          (77)         154,849        112,859      205         (6)      113,058
                      ----------     -----       ------      -----------       --------    -----        ---      --------
   Total investments
     held-to-maturity $  164,921     $ 171       $  (77)     $   165,015       $134,879    $ 248        $(6)     $135,121
                      ==========     =====       ======      ===========       ========    =====        ===      ========

The amortized cost and estimated fair values of debt securities held-to-maturity at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  2001                             2000
                                                     -------------------------------------------------------------
                                                                       ESTIMATED                      Estimated
                                                      AMORTIZED          FAIR         Amortized          Fair
(In thousands)                                          COST             VALUE          Cost            Value
------------------------------------------------------------------------------------------------------------------
Due in one year or less                              $ 13,620         $ 13,806        $      0        $      0
Due after one year through five years                  50,818           51,210           9,096           9,165
Due after five years through ten years                 94,397           93,998          21,580          21,809
Due after ten years                                     6,086            6,001         104,203         104,147
                                                     --------         --------        --------        --------
   Total Debt Securities Held-to-Maturity            $164,921         $165,015        $134,879        $135,121
                                                     ========         ========        ========        ========

At December 31, 2001 and 2000, investments held-to-maturity with a book value of $58,274,000 and 53,151,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2001 or 2000.

Other equity securities at December 31, are as follows:

(In thousands)                                                                                  2001           2000
------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                                                                    $ 1,826         $ 1,826
Federal Home Loan Bank stock                                                                   15,103          12,361
                                                                                              -------         -------
   Total                                                                                      $16,929         $14,187
                                                                                              =======         =======


NOTE 6 -- LOANS AND LEASES

Major categories at December 31 are presented below:

(In thousands)                                                                                 2001            2000
------------------------------------------------------------------------------------------------------------------------
Residential real estate                                                                      $339,797        $310,589
Commercial loans and leases                                                                   441,540         443,387
Consumer                                                                                      214,582         213,841
                                                                                             --------         -------
   Total loans and leases                                                                     995,919         967,817
     Less: allowance for credit losses                                                        (12,653)        (11,530)
                                                                                             --------         -------
       Net loans and leases                                                                  $983,266        $956,287
                                                                                             ========         =======

In the table, home equity lines and home equity loans are classified with consumer; commercial real estate and construction loans are classified with commercial loans and leases; and, residential construction credits are classified with residential real estate.

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:

(In thousands)                                                                   2001            2000            1999
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                  $11,530          $ 8,231          $7,350
Provision for credit losses                                                     2,470            2,690           1,216
Allowance acquired                                                                  0            1,300               0

Loan charge-offs                                                               (1,428)            (769)           (415)
Loan recoveries                                                                    81               78              80
                                                                              -------          -------          ------
   Net charge-offs                                                             (1,347)            (691)           (335)
                                                                              -------          -------          ------
     Balance at end of year                                                   $12,653          $11,530          $8,231
                                                                              =======          =======          ======

Information regarding impaired loans at December 31, and for the respective years, is as follows:

(In thousands)                                                                                    2001         2000
------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance                                                     $    91         $   113
Impaired loans without a valuation allowance                                                    5,498             500
                                                                                              -------         -------
   Total impaired loans                                                                       $ 5,589         $   613
                                                                                              =======         =======

Allowance for credit losses related to impaired loans                                         $    91         $   100
Allowance for credit losses related to other than impaired loans                               12,562          11,430
                                                                                              -------         -------
   Total allowance for credit losses                                                          $12,653         $11,530
                                                                                              =======         =======

Average impaired loans for the year                                                           $ 1,625         $   303

Interest income on impaired loans recognized on a cash basis                                  $    13         $    16

NOTE 7 -- PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of:

(In thousands)                                                                                   2001            2000
------------------------------------------------------------------------------------------------------------------------
Land                                                                                          $  8,505         $ 8,665
Buildings and leasehold improvements                                                            28,494          23,335
Equipment                                                                                       16,732          17,462
                                                                                              --------         -------
   Total premises and equipment                                                                 53,731          49,462
     Less: accumulated depreciation and amortization                                           (21,147)        (18,180)
                                                                                              --------         -------
       Net premises and equipment                                                             $ 32,584         $31,282
                                                                                              ========         =======

Depreciation and amortization expense for premises and equipment amounted to $2,967,000 for 2001, $2,816,000 for 2000 and $2,246,000 for 1999.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $2,465,000 (2001), $2,315,000 (2000) and
$1,244,000 (1999). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2001 for all noncancelable operating leases are:

                                                                                              Operating
(Dollars in thousands)                                                                         Leases
-------------------------------------------------------------------------------------------------------
2002                                                                                          $ 2,954
2003                                                                                            2,872
2004                                                                                            2,783
2005                                                                                            2,461
2006                                                                                            2,277
Thereafter                                                                                     15,021
                                                                                              -------
   Total minimum lease payments                                                               $28,368
                                                                                              =======


The above table does not include annual revenues on a sublease in the amount of approximately $901,000 for 2002 with annual increases of 1.25% through 2009.

NOTE 8 -- GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets represent the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Effective January 1, 2002, goodwill will no longer be amortized but rather tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and intangible assets are as follows:

                                                  2001                                                  2000
                            ----------------------------------------------------------------------------------------------------
                                                                      WEIGHTED                                         Weighted
                              GROSS                        NET        AVERAGE      Gross                      Net      Average
                             CARRYING    ACCUMULATED     CARRYING    REMAINING    Carrying   Accumulated    Carrying   Remaining
(In thousands)                AMOUNT     AMORTIZATION     AMOUNT        LIFE       Amount    Amortization    Amount      Life
--------------------------------------------------------------------------------------------------------------------------------
Goodwill                     $ 8,751    $1,109           $ 7,642        0         $ 6,631   $  443          $ 6,188     9.8
Unidentifiable intangible
   assets resulting from
   branch acquisitions        17,854     4,143            13,711      9.7          17,854    2,356           15,498    10.7
Core deposit intangible
   assets                      3,895     2,646             1,249      1.8           3,895    1,933            1,962     2.8
Other identifiable assets      1,637        13             1,624     11.8               0        0                0       0
                             -------    ------           -------                  -------   ------          -------
   Total                     $32,137    $7,911           $24,226      9.7         $28,380   $4,732          $23,648     9.8
                             =======    ======           =======                  =======   ======          =======


Future annual estimated annual amortization expense, excluding goodwill (in thousands):

   2002         $ 2,659
   2003           2,480
   2004           1,945
   2005           1,945
   2006           1,945

NOTE 9 -- DEPOSITS

Deposits outstanding at December 31 consist of:

(In thousands)                                                                               2001                 2000
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing Deposits                                                            $     277,592         $  243,339
Interest-bearing Deposits:
   Demand                                                                                     166,603            156,266
   Money market savings                                                                       396,295            337,532
   Regular savings                                                                            109,409             98,592
   Time deposits less than $100,000                                                           316,786            311,871
   Time deposits-$100,000 or more                                                             120,774             95,327
                                                                                        -------------         ----------
     Total Interest-bearing                                                                 1,109,867            999,588
                                                                                        -------------         ----------
       Total deposits                                                                   $   1,387,459         $1,242,927
                                                                                        =============         ==========

Interest expense on time deposits of $100,000 or more amounted to $5,650,000, $5,491,000 and $4,289,000 for 2001, 2000 and 1999, respectively.

NOTE 10 -- SHORT-TERM BORROWINGS

Information relating to short-term borrowings is as follows for the years ended December 31:

                                                                2001                                    2000
                                                    -------------------------------------------------------------------
(Dollars in thousands)                                 AMOUNT              RATE                Amount             Rate
-----------------------------------------------------------------------------------------------------------------------
At year end:
   Federal Home Loan Bank advances                  $   222,200            5.25%              $182,200            5.90%
   Repurchase agreements                                138,932            1.20                119,614            5.75
   Reverse repurchase agreements
     and other short-term borrowings                     50,000            3.20                  6,500            6.62
                                                    -----------                               --------
       Total                                        $   411,132            3.64%              $308,314            5.85%
                                                    ===========                               ========

Average for the Year:
   Federal Home Loan Bank advances                  $   219,612            5.34%              $160,046            5.81%
   Repurchase agreements                                133,832            3.25                111,736            5.52
   Reverse repurchase agreements
     and other short-term borrowings                     30,956            4.01                  2,662            6.50

Maximum Month-end Balance:
   Federal Home Loan Bank advances                  $   222,200                               $182,200
   Repurchase agreements                                157,520                                122,978
   Reverse repurchase agreements
     and other short-term borrowings                     50,000                                 19,000

The Company pledges U.S. Government Agency Securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $608,225,000 at interest rates based upon current market conditions, of which $301,316,000 was outstanding at December 31, 2001. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $254,976,000 at December 31, 2001, against which there were outstandings of $50,000,000.

NOTE 11 -- LONG-TERM BORROWINGS

On November 29, 1999, the Company issued $35,000,000 of trust preferred securities at a rate of 9.375%. These long-term borrowings bear a maturity date of November 30, 2029, which may be shortened, subject to conditions, to a date no earlier than November 30, 2004. The trust preferred securities were issued by Sandy Spring Capital Trust I (the "Trust"), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of the Trust's outstanding common securities. The Company and the Trust believe that, taken together, the Company's obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the offering of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust's obligations under the preferred securities. The trust preferred securities qualify as tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of tier 1 capital.

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)                                                                           2001              2000
------------------------------------------------------------------------------------------------------------------------
   FHLB 6.12% Advance due 2003                                                                $    2,020         $ 2,020
   FHLB 6.37% Advance due 2003                                                                    26,396          26,134
   FHLB 6.45% Advance due 2006                                                                       350             450
   FHLB 6.68% Advance due 2006                                                                       350             450
   FHLB 5.26% Advance due 2006                                                                    30,000               0
   FHLB 5.35% Advance due 2009                                                                    10,000          10,000
   FHLB 6.25% Advance due 2010                                                                    10,000          10,000
                                                                                              ----------         -------
     Total other long term borrowings                                                         $   79,116         $49,054
                                                                                              ==========         =======

The 6.45% and 6.68% 2006 advances are principal reducing with payments of $50,000 semi-annually. Interest on these instruments is generally paid monthly. FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB.

NOTE 12 -- STOCKHOLDERS' EQUITY

On April 18, 2001, the shareholders approved a change in the Company's Articles of Incorporation to authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

On April 18, 2001, the shareholders approved the 2001 Employee Stock Purchase Plan (the "Purchase Plan") to commence on July 1, 2001, with consecutive monthly offering periods thereafter, and reserved 450,000 authorized but unissued shares of common stock (adjusted for the 3-for-2 stock split declared on November 28, 2001) for purchase upon the exercise of options granted under the plan. Shares are placed under option to employees, to be purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors.

On March 28, 2001, the Board of Directors renewed the stock repurchase plan by authorizing the repurchase of up to 5%, or approximately 718,000 shares (adjusted for the 3-for-2 stock split declared on November 28, 2001), of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to the Company's dividend reinvestment and stock purchase plan, stock option plan, and employee benefit plans, and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 2003, or earlier termination of the program by the Board. Bancorp's previous repurchase program expired on March 31, 2001.

Effective October 1, 2001, the Company replaced its existing dividend reinvestment and stock purchase plan with the Investors Choice Plan (the "Plan"), which is sponsored and administered by the American Stock Transfer & Trust Company ("AST") as independent agent. The Plan enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through AST. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares. Share purchases pursuant to the Plan are made in the open market. The Plan also allows participants to deposit their stock certificates with AST for safekeeping or sale.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2001, the Bank could have paid additional dividends of $33,551,000 to its parent company without regulatory approval. In conjunction with the Company's trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2001 and 2000. There were no other loans outstanding between the Bank and the Company at either year end.

On November 28, 2001, the Board of Directors approved a 3-for-2 stock split in the form of a 50% stock dividend payable to stockholders of record at the close of business on December 10, 2001.

NOTE 13 -- STOCK OPTION PLAN

The Company's 1999 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualifying stock options to the Company's directors and to selected key employees on a periodic basis at the discretion of the Board. Share amounts and prices which follow have been adjusted to give retroactive effect to the 3-for-2 stock split declared on November 28, 2001. The Option Plan authorizes the issuance of up to 600,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within ten years and vest over a period of two years. Outstanding options granted under the expired 1992 option plan will continue until exercise or expiration.

The following is a summary of changes in shares under option for the years ended December 31:

                                                     2001                        2000                        1999
                                           --------------------------------------------------------------------------------
                                           WEIGHTED                      Weighted                   Weighted
                                            NUMBER         AVERAGE        Number        Average      Number         Average
                                              OF           EXERCISE         of          Exercise       of          Exercise
                                            SHARES          PRICE         Shares         Price       Shares          Price
---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                  509,262       $  14.53       319,275       $ 14.74       212,700       $ 13.51
Granted                                     143,394          32.25       212,487         14.55       110,025         17.21
Cancelled                                   (16,067)         16.77       (22,500)        17.74        (1,703)        17.60
Exercised                                   (79,521)         13.86             0            0         (1,747)        19.18
                                            -------                      -------                     -------
   Balance, end of year                     557,068       $  19.12       509,262       $ 14.53       319,275       $ 14.74
                                            =======                      =======                     =======

Weighted average fair value of options
   granted during the year                                $  12.16                     $  4.54                     $  7.37

The following table summarizes information about options outstanding at December 31, 2001:

                                                Options Outstanding                              Options Exercisable
                                    ---------------------------------------------------------------------------------------
                                                 Weighted Average
                                                     Remaining          Weighted                                 Weighted
Range of                                         Contractual Life       Average                                  Average
Exercise Price                       Number         (in years)       Exercise Price           Number         Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$6.33-$8.17                          48,000             2.1              $ 7.51               48,000             $ 7.51
$11.09-$12.33                        33,750             4.4               11.74               33,750              11.74
$14.54-$14.54                       180,799             9.0               14.54              115,267              14.54
$15.13-$20.33                       151,791             7.2               17.53              151,291              17.54
$32.25-$32.25                       142,728             9.9               32.25               47,838              32.25
                                    -------                                                  -------
                                    557,068             7.9              $19.12              396,146             $16.73
                                    =======                                                  =======

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

                                                                          2001             2000              1999
------------------------------------------------------------------------------------------------------------------
Dividend yield                                                            2.10%             3.71%            3.20%
Expected volatility                                                      30.87%            35.90%           36.26%
Risk-free interest rate                                                   4.70%             5.05%            6.61%
Expected lives (in years)                                                    9                10               10

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans was recorded during the three years ended December 31, 2001. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

(In thousands, except per share data)                                   2001               2000               1999
-------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                      $  23,146           $  18,770           $ 17,516
   Pro forma*                                                          22,105              18,020             17,088
Basic net income per share:
   As reported                                                      $    1.61           $    1.31           $   1.21
   Pro forma*                                                            1.54                1.25               1.19
Diluted net income per share:
   As reported                                                      $    1.59           $    1.31           $   1.21
   Pro forma*                                                            1.52                1.25               1.18

*The pro forma amounts are not representative of the effects on reported net income for future years.

NOTE 14 -- PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2001, are based on the benefit earned as of December 31, 2000, plus benefits earned in future years of service based on the employee's compensation during each such year. The Company's funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

The Plan's funded status as of December 31 is as follows:

(Dollars in thousands)                                                                      2001                   2000
------------------------------------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation:
   Obligation at January 1                                                                $  6,479                $8,361
   Service cost                                                                                671                   754
   Interest cost                                                                               512                   532
   Actuarial loss (gain)                                                                       709                  (186)
   Amendments to plan                                                                            0                (1,151)
   Benefit payments                                                                           (182)               (1,831)
                                                                                          --------                ------
     Obligation at December 31                                                               8,189                 6,479
                                                                                          --------                ------

Reconciliation of Fair Value of Plan Assets:
   Fair value of plan assets at January 1                                                    8,029                 9,418
   Actual return on plan assets                                                               (424)                 (150)
   Employer contributions                                                                        0                   622
   Benefit payments                                                                           (182)               (1,861)
                                                                                          --------                ------
     Fair value of plan assets at December 31                                                7,423                 8,029
                                                                                          --------                ------

Funded Status:
   Funded status at December 31                                                               (766)                1,550
   Unrecognized prior service cost                                                          (1,407)               (1,118)
   Unrecognized net loss                                                                     3,270                 1,498
                                                                                          --------                ------
     Prepaid pension cost included in other assets                                        $  1,097                $1,930
                                                                                          ========                ======

Weighted Average Assumptions as of December 31:

                                                                       2001                 2000                   1999
-----------------------------------------------------------------------------------------------------------------------
Discount rate                                                          7.25%                 7.50%                 7.50%
Expected return on plan assets                                         8.50                  8.50                  8.50
Rate of compensation increase                                          4.50                  4.50                  4.50

Net pension expense for the previous three years includes the following components:

(In thousands)                                                       2001                   2000                    1999
------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned                                   $    671                $ 754                   $ 807
Interest cost on projected benefit obligation                           512                  532                     542
Expected return on plan assets                                         (677)                (859)                   (704)
Amortization of prior service cost                                      (63)                 (27)                      1
Amortization of transition asset                                          0                   (1)                     (3)
Recognized net actuarial loss                                            44                    0                     120
                                                                   --------                -----                   -----
   Pension expense for the year                                    $    487                $ 399                   $ 763
                                                                   ========                =====                   =====

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after three months of service. The 401(k) plan provision is voluntary and also covers all employees after three months of service. Employees contributing to the 401(k) provision receive a matching contribution on the first 4% of compensation based on years of service. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match by the Company, which are included in operating expenses, totaled $1,828,000 in 2001, $707,000 in 2000, and $347,000 in 1999.

The Company also has a performance based compensation benefit which provides incentives to employees based on the Company's financial performance as measured against key performance indicator goals set by management. Payments are made annually and total expense under the plan amounted to $1,704,000 in 2001, $797,000 in 2000, and $1,528,000 in 1999.

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits for selected executives. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives' retirement dates. Benefit accruals included in operating expenses for 2001, 2000 and 1999 were $232,000, $127,000, and $98,000, respectively.

The Company has an Executive Health Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $5,000 limitation for each executive per year. Expenses under the plan, covering insurance premium and out-of-pocket expense reimbursement benefits, totaled $66,000 in 2001, $65,000 in 2000, and $81,000 in 1999.

NOTE 15 -- INCOME TAXES

Income tax expense for the years ended December 31 consists of:

(In thousands)                                                                   2001             2000             1999
------------------------------------------------------------------------------------------------------------------------
Current Income Taxes:
   Federal                                                                     $  8,229          $ 7,192          $5,842
   State                                                                          1,765               39              80
                                                                               --------          -------          ------
     Total current                                                                9,994            7,231           5,922
Deferred Income Taxes (Benefit):
   Federal                                                                       (1,289)          (1,344)            400
   State                                                                           (276)               0               8
                                                                               --------          -------          ------
     Total deferred                                                              (1,565)          (1,344)            408
                                                                               --------          -------          ------
       Total income tax expense                                                $  8,429          $ 5,887          $6,330
                                                                               ========          =======          ======

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(Dollars in thousands)                                                                            2001             2000
------------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
   Allowance for credit losses                                                                 $   4,179          $3,411
   Intangible assets                                                                               1,262               0
   Net operating loss carryforward                                                                   248             281
   Unrealized losses on investments available-for-sale                                                 0           1,346
   Other                                                                                             614           1,053
                                                                                               ---------          ------
     Gross deferred tax assets                                                                     6,303           6,091
Deferred Tax Liabilities:
   Depreciation                                                                                     (951)         (1,014)
   Unrealized gains on investments available-for-sale                                             (2,482)              0
   Pension plan costs                                                                               (594)           (814)
   Deferred loan fees and costs                                                                     (722)           (440)
   Other                                                                                            (411)           (417)
                                                                                               ---------          ------
     Gross deferred tax liabilities                                                               (5,160)         (2,685)
                                                                                               ---------          ------
       Net deferred tax asset                                                                  $   1,143          $3,406
                                                                                               =========          ======

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss carryforward (NOL) of $614,000 which expires in 2008. The NOL is a result of an acquisition in 1993 and is subject to annual limitations under IRS Code Section 382.

A three year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

                                                                                     2001           2000           1999
------------------------------------------------------------------------------------------------------------------------
Federal income tax rate                                                              35.0%          35.0%          35.0%
Increase (decrease) resulting from:
   Tax-exempt interest income                                                       (10.1)         (10.7)          (8.5)
   State income taxes, net of federal income tax benefits                             2.0            0.1            0.2
   Other                                                                             (0.2)          (0.5)          (0.2)
                                                                                     ----           ----           ----
Effective tax rate                                                                   26.7%          23.9%          26.5%
                                                                                     ====           ====           ====

NOTE 16 -- NET INCOME PER COMMON SHARE

In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. All per share data and share amounts below have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

The calculation of net income per common share for the years ended December 31 was as follows:

(In thousands, except per share data)                                           2001              2000            1999
------------------------------------------------------------------------------------------------------------------------
Basic:
   Net income available to common stockholders                                $  23,146         $ 18,770         $17,516
   Average common shares outstanding                                             14,389           14,361          14,403
       Basic net income per share                                             $    1.61         $   1.31         $  1.21
                                                                              ---------         --------         -------
Diluted:
   Net income available to common stockholders                                $  23,146         $ 18,770         $17,516

   Average common shares outstanding                                             14,389           14,361          14,403
   Stock option adjustment                                                          169              42               62
                                                                              ---------         --------         -------
     Average common shares outstanding -- diluted                                14,558           14,403          14,465
       Diluted net income per share                                           $    1.59         $   1.31         $  1.21
                                                                              =========         ========         =======

NOTE 17 -- RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the years indicated.

(In thousands)                                                                                   2001              2000
------------------------------------------------------------------------------------------------------------------------
Balance at January 1                                                                          $  10,557          $ 9,726
   Additions                                                                                      8,046            3,757
   Repayments                                                                                    (1,877)          (2,926)
                                                                                              ---------          -------
     Balance at December 31                                                                   $  16,726          $10,557
                                                                                              =========          =======


NOTE 18 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $205,869,000 at December 31, 2001, and $157,276,000 at
December 31, 2000. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of equity lines at year-end amounted to $120,261,000 in 2001 and $97,455,000 in 2000. The Company's home equity line accounts are secured by the borrower's residence.

Irrevocable letters of credit, totaling $24,530,000 at December 31, 2001, and $23,202,000 at December 31, 2000, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance, and are seldom exercised.

NOTE 19 -- LITIGATION

In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

NOTE 20 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 96.9% of the Company's assets and 99.2% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company.

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                  2001                                   2000
                                                   ----------------------------------------------------------------------
                                                                           ESTIMATED                           Estimated
                                                       BOOK                  FAIR               Book             Fair
(In thousands)                                         VALUE                VALUE               Value            Value
------------------------------------------------------------------------------------------------------------------------
Financial Assets
   Cash and temporary investments(1)               $     73,904         $     74,119          $   53,207       $  53,303
   Investments available-for-sale                       732,629              732,629             517,861         517,861
   Investments held-to-maturity and
     other equity securities                            181,850              181,944             149,066         149,308
   Loans, net of allowance                              983,266              986,263             956,287         975,921
   Accrued interest receivable and other assets(2)       46,451               46,451              34,994          34,994

Financial Liabilities

   Deposits                                        $  1,387,459         $  1,391,443          $1,242,927       $1,244,805
   Short-term borrowings                                411,132              412,075             308,314          308,842
   Long-term borrowings                                 114,116              120,301              84,054          107,253
   Accrued interest payable and other
     liabilities(2)                                       2,727                2,727               2,449            2,449

                                                      ESTIMATED             ESTIMATED          Estimated         Estimated
(In thousands)                                         AMOUNT              FAIR VALUE           Amount          Fair Value
--------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Financial Assets
   Commitments to extend credit(3)                   $  326,130              $  (181)          $ 254,731           $(318)
   Irrevocable letters of credit                         24,530                 (123)             23,202            (116)

(1) Temporary investments include interest-bearing deposits with banks, federal funds sold and residential mortgage loans held for sale.

(2) Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", are included in other assets and other liabilities.

(3) Includes loan and credit line commitments and unused portions of equity lines.

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. The carrying amount approximated the fair value.

INTEREST-BEARING DEPOSITS WITH BANKS. The fair value was estimated by computing the discounted value of contractual cash flows using a current interest rate for similar instruments.

RESIDENTIAL MORTGAGE LOANS HELD FOR SALE. The fair value of residential mortgage loans held for sale was derived from secondary market quotations for similar instruments.

SECURITIES. The fair value for U.S. Agency, state and municipal, and corporate debt securities was based upon quoted market bids; for mortgage-backed securities upon bid prices for similar pools of fixed and variable rate assets, considering current market spreads and prepayment speeds; and, for equity securities upon quoted market prices.

LOANS. The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Nonperforming loans have an assumed interest rate of 0%.

ACCRUED INTEREST RECEIVABLE. The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

OTHER ASSETS. The carrying amount approximated the fair value of certain accrued commissions in other assets, considering the short-term nature of the receivable and its expected collection.

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

SHORT-TERM BORROWINGS. The carrying amount approximated the fair value of repurchase agreements due to their variable interest rates. The fair value of Federal Home Loan Bank advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

LONG-TERM BORROWINGS. The fair value of these mortgage and Federal Home Loan Bank advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

OTHER LIABILITIES. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

OFF-BALANCE SHEET INSTRUMENTS. The fair value of unused lines and letters of credit was estimated based upon the amount of unamortized fees collected or paid incident to granting or receiving the commitment.

NOTE 21 -- PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for Sandy Spring Bancorp (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

BALANCE SHEETS

                                                                                                   December 31,
                                                                                       ---------------------------------
(In thousands)                                                                             2001                   2000
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                             $     3,956              $  1,569
   Investments available-for-sale (at fair value)                                            8,520                 5,764
   Investment in subsidiary                                                                137,033               122,601
   Loan from subsidiary                                                                     33,565                33,565
   Other assets                                                                              1,429                 1,543
                                                                                       -----------              --------
     Total assets                                                                      $   184,503              $165,042
                                                                                       ===========              ========

Liabilities
   Long-term borrowings                                                                $    35,000              $ 35,000
   Other liabilities                                                                         1,656                   736
                                                                                       -----------              --------

     Total liabilities                                                                      36,656                35,736
Stockholders' Equity

   Common stock                                                                             14,484                 9,553
   Surplus                                                                                  20,347                22,511
   Retained earnings                                                                       111,906                97,641
   Accumulated other comprehensive income (loss)                                             1,110                  (399)
                                                                                       -----------              --------
     Total stockholders' equity                                                            147,847               129,306
                                                                                       -----------              --------
     Total liabilities and stockholders' equity                                        $   184,503              $165,042
                                                                                       ===========              ========


STATEMENTS OF INCOME

                                                                                        Years Ended December 31,
                                                                              ------------------------------------------
(In thousands)                                                                  2001              2000             1999
------------------------------------------------------------------------------------------------------------------------
Income:
   Cash dividends from subsidiary                                             $   8,881         $  9,254         $ 8,177
   Securities gains                                                                   0              209              65
   Other income, principally interest                                             3,634            3,418             293
                                                                              ---------         --------         -------
     Total income                                                                12,515           12,881           8,535
Expenses:
   Interest                                                                       3,281            3,281             293
   Other expenses                                                                   610              506             446
                                                                              ---------         --------         -------
     Total expenses                                                               3,891            3,787             739
Income before income taxes and equity in undistributed
   income of subsidiary                                                           8,624            9,094           7,796
Income tax benefit                                                                  (90)            (101)           (176)
                                                                              ---------         --------         -------
Income before equity in undistributed income of subsidiary                        8,714            9,195           7,972
Equity in undistributed income of subsidiary                                     14,432            9,575           9,544
                                                                              ---------         --------         -------
   Net income                                                                 $  23,146         $ 18,770         $17,516
                                                                              =========         ========         =======

STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                              ------------------------------------------
(In thousands)                                                                  2001              2000             1999
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                 $  23,146         $ 18,770         $17,516
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed income-subsidiary                                    (14,432)          (9,575)         (9,544)
   Securities gains                                                                   0             (209)            (65)
   Net change in other liabilities                                                  (30)              65             (88)
   Other-net                                                                        114              (31)              3
                                                                              ---------         --------         -------
      Net cash provided by operating activities                                   8,798            9,020           7,822
Cash Flows from Investing Activities:
   Purchases of investments available-for-sale                                     (333)          (1,100)           (870)
   Proceeds from sales of investments available-for-sale                             36              460             164
   Loan from subsidiary                                                               0                0         (33,565)
   Disposal of premises and equipment                                                 0                0              98
                                                                              ---------         --------         -------
      Net cash used by investing activities                                        (297)            (640)        (34,173)
Cash Flows from Financing Activities:
   Proceeds from long-term borrowings                                                 0                0          33,645
   Retirement of long-term debt                                                       0                0             (46)
   Common stock purchased and retired                                                 0           (4,158)           (832)
   Proceeds from issuance of common stock                                         2,767            2,098           2,457
   Dividends paid                                                                (8,881)          (7,749)         (7,201)
                                                                              ---------         --------         -------
      Net cash (used) provided by financing activities                           (6,114)          (9,809)         28,023
                                                                              ---------         --------         -------
Net increase (decrease) in cash and cash equivalents                              2,387           (1,429)          1,672
Cash and cash equivalents at beginning of year                                    1,569            2,998           1,326
                                                                              ---------         --------         -------
Cash and cash equivalents at end of year                                      $   3,956         $  1,569         $ 2,998
                                                                              =========         ========         =======

NOTE 22 -- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001 and 2000, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject.

As of December 31, 2001, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                               For Capital            Prompt Corrective
                                                    Actual                  Adequacy Purposes         Action Provisions
                                           -----------------------------------------------------------------------------
(Dollars in thousands)                       Amount         Ratio          Amount         Ratio         Amount       Ratio
------------------------------------------------------------------------------------------------------------------------
   AS OF DECEMBER 31, 2001:
   Total Capital (to risk-weighted assets):
     Company                               $  171,155       14.10%       $   97,095       8.00%
     Sandy Spring Bank                        158,117       13.11            96,453       8.00      $  120,566     10.00%
   Tier 1 Capital (to risk-weighted
     assets):
     Company                                  157,511       12.98            48,548       4.00
     Sandy Spring Bank                        111,724        9.27            48,226       4.00          72,339      6.00
   Tier 1 Capital (to average assets):
     Company                                  157,511        7.73            36,411       3.00
     Sandy Spring Bank                        111,724        5.50            36,170       3.00          60,283      5.00

   AS OF DECEMBER 31, 2000:
   Total Capital (to risk-weighted assets):
     Company                               $  152,587       13.73%       $   88,926       8.00%
     Sandy Spring Bank                        143,202       12.97            88,302       8.00      $  110,377     10.00%
   Tier 1 Capital (to risk-weighted
     assets):
     Company                                  141,057       12.69            44,463       4.00
     Sandy Spring Bank                         97,870        8.87            44,151       4.00          66,226      6.00
   Tier 1 Capital (to average assets):
     Company                                  141,057        8.21            51,528       3.00
     Sandy Spring Bank                         97,870        5.72            51,298       3.00          85,496      5.00

NOTE 23 -- QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2001 is reported in the following table. Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

                                                         First             Second               Third            Fourth
(In thousands, except per share data)                   Quarter           Quarter              Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------
2001
   Interest income                                     $  32,119         $  32,272            $  32,725        $  30,754
   Net interest income                                    15,541            16,265               17,423           17,598
   Provision for credit losses                               492               492                  742              744
   Income before Income taxes                              7,099             8,031                8,135            8,310
     Net income                                            5,305             5,867                5,952            6,022
   Basic net income per share                          $    0.37         $    0.41            $    0.41        $    0.42
   Diluted net income per share                             0.37              0.41                 0.40             0.41

2000
   Interest income                                     $  27,592         $  29,281           $  30,400         $  31,407
   Net interest income                                    14,043            14,688              14,111            14,578
   Provision for credit losses                               300               990                 800               600
   Income before income taxes                              7,235             5,500               5,078             6,844
     Net income                                            5,020             4,200               4,126             5,424
   Basic net income per share                          $    0.35         $    0.29           $    0.29         $    0.38
   Diluted net income per share                             0.35              0.29                0.29              0.38

Sandy Spring Bancorp, Inc. and Subsidiaries

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company's operations and is reliable and relevant to a meaningful appraisal of the Company.

Management has prepared the financial statements in accordance with accounting principles generally accepted in the United States of America, making appropriate use of estimates and judgement, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analysis, all financial information is consistent with the audited financial statements.

In addition, management is responsible for establishing and maintaining effective internal control over financial reporting, presented in conformity with accounting principles generally accepted in the United States of America and the applicable requirements of the Federal Reserve System. The internal control system contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control systems can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control systems may vary over time.

Management assessed Sandy Spring Bancorp, Inc.'s internal control over financial reporting, presented in conformity with accounting principles generally accepted in the United States of America and applicable Federal Reserve requirements as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sandy Spring Bancorp, Inc. maintained effective internal control over financial reporting, presented in conformity with accounting principles generally accepted in the United States of America and applicable Federal Reserve requirements as of December 31, 2001.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders, designated by the Federal Deposit Insurance Corporation or the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by Sandy Spring Bancorp, Inc. subsidiary Sandy Spring Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the subsidiary insured depository institution complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2001.

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

The independent public accounting firm of Stegman & Company has examined the Company's financial records. The resulting opinion statement which follows is based upon knowledge of the Company's accounting systems, as well as on tests and other audit procedures performed in accordance with auditing standards generally accepted in the United States of America.


    /s/ Hunter R. Hollar                                                   /s/ James H. Langmead
-------------------------------------                                  ----------------------------------------------------
Hunter R. Hollar                                                       James H. Langmead
President and Chief Executive Officer                                  Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS                          [STEGMAN & COMPANY LOGO]

Board of Directors and Shareholders
Sandy Spring Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stegman & Company
--------------------------------
Baltimore, Maryland
January 25, 2002

OTHER MATERIAL REQUIRED BY FORM 10-K

BUSINESS

GENERAL

Sandy Spring Bancorp, Inc. ("the Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 30 community offices located in Montgomery, Howard, Prince George's and Anne Arundel counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Montgomery, Howard, Prince George's and Anne Arundel Counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (SSIC), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

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

Bank Holding Company Regulation. The Company is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

Bank Regulation. On September 21, 2001, the Bank's application to the Maryland State Commissioner of Financial Regulation to become a state chartered bank and trust company was approved and the Bank began operations as such. The Bank is a member of the Federal Reserve System and is subject to supervision by Federal Reserve and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the BIF. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The Federal Reserve has adopted regulations regarding capital adequacy which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See "Note 12 -- Stockholders' Equity" of the Notes to the Consolidated Financial Statements.

The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Bancorp and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to Bancorp or any of Bancorp's non-banking subsidiaries are limited in amount to 10% of the Bank's capital and surplus and, with respect to Bancorp and all such non-banking subsidiaries, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

Under Federal Reserve regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2002. Deposit insurance rates may be increased during 2002 or later years.

Regulatory Capital Requirements. The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

The regulations of the Federal Reserve require bank holding companies and member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the Federal Reserve requires bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

The risk-based capital regulations require all commercial banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for credit losses that may be included in capital to 1.25% of total risk-weighted assets.

The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the Federal Reserve's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2001, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2001, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Management" on page 18 of this Report and "Note 22 -- Regulatory Matters" of the Notes to the Consolidated Financial Statements on page 47 of this Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and Fannie Mae ("FNMA") with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

EMPLOYEES

As of January 31, 2002, the Company and the Bank employed 560 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

The following listing sets forth the name, age (as of March 22, 2002) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III            43             Executive Vice President and Chief Information Officer
                                              of the Bank

R. Louis Caceres               39             Executive Vice President of the Bank

Ronald E. Kuykendall           49             Executive Vice President, General Counsel and Corporate
                                              Secretary of Bancorp and the Bank

James H. Langmead              52             Executive Vice President and Chief Financial Officer of
                                              Bancorp and the Bank

Lawrence T. Lewis, III         53             Executive Vice President of Bancorp and the Bank and Chief
                                              Investment Officer of the Bank

Frank H. Small                 55             Executive Vice President of Bancorp and the Bank and Chief
                                              Operating Officer of the Bank

Sara E. Watkins                45             Executive Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

Frank L. Bentz, III became Executive Vice President and Chief Information Officer of the Bank effective January 1, 2002. Prior to that, Mr. Bentz was Senior Vice President of the Bank.

R. Louis Caceres became Executive Vice President effective January 1, 2002. Prior to that, Mr. Caceres was Senior Vice President of the Bank. Before joining the Bank in 1999, Mr. Caceres was Vice President and then Senior Vice President of First Union Corporation.

Ronald E. Kuykendall became Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank effective January 1, 2002. Prior to that, Mr. Kuykendall was Vice President and Secretary of Bancorp and Senior Vice President and General Counsel of the Bank. Before joining the Bank in 2000, Mr. Kuykendall was Associate General Counsel of Crestar Financial Corporation from 1998 to 1999, and Senior Corporate Counsel of First Union Corporation in 1997.

James H. Langmead, CPA, became Executive Vice President and Chief Financial Officer of Bancorp and the Bank in 2001. Prior to that, Mr. Langmead was Vice President and Treasurer of Bancorp and Executive Vice President and Chief Financial Officer of the Bank.

Lawrence T. Lewis, III became Executive Vice President of Bancorp and the Bank in 2001, and Chief Investment Officer of the Bank effective January 1, 2002. Prior to that, Mr. Lewis was Executive Vice President of the Bank.

Frank H. Small became Executive Vice President of Bancorp and the Bank in 2001, and Chief Operating Officer of the Bank effective January 1, 2002. Prior to that, Mr. Small was Executive Vice President of the Bank.

Sara E. Watkins became Executive Vice President of Bancorp and the Bank effective January 1, 2002. Prior to that, Ms. Watkins was Senior Vice President of the Bank.

PROPERTIES

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

COMMUNITY BANKING

OFFICES


Airpark*
7653 Lindbergh Drive
Gaithersburg, Maryland 20879

Annapolis West*
2051 West Street
Annapolis, Maryland 21401

Ashton*
1 Ashton Road
Ashton, Maryland 20861

Asbury*
409 Russell Avenue
Gaithersburg, Maryland 20877

Aspenwood
14400 Homecrest Road
Silver Spring, Maryland 20906

Bedford Court
3701 International Drive
Silver Spring, Maryland 20906

Bethesda*
7126 Wisconsin Avenue
Bethesda, Maryland 20814

Burtonsville*
3535 Spencerville Road
Burtonsville, Maryland 20866

Chevy Chase*
5418 Wisconsin Avenue
Chevy Chase, Maryland 20815

Clarksville*
12276 Clarksville Pike
Clarksville, Maryland 21029

Colesville*
13300 New Hampshire Avenue
Silver Spring, Maryland 20904

Congressional*
1647 Rockville Pike
Rockville, Maryland 20852

Damascus*
26250 Ridge Road
Damascus, Maryland 20872

East Gude Drive*
1601 East Gude Drive
Rockville, Maryland 20850

Eastport*
1013 Bay Ridge Avenue
Annapolis, Maryland 21403

Edgewater*
116 Mitchells Chance Road
Edgewater, Maryland 21037

Gaithersburg Square*
596 A North Frederick Avenue
Gaithersburg, Maryland 20877

Jennifer Road*
166 Jennifer Road
Annapolis, Maryland 21401

Laurel Lakes*
14404 Baltimore Avenue
Laurel, Maryland 20707

Layhill*
14241 Layhill Road
Silver Spring, Maryland 20906


Leisureworld Plaza*
3801 International Drive, Suite 100
Silver Spring, Maryland 20906

Lisbon*
704 Lisbon Centre Drive
Woodbine, Maryland 21797

Milestone Center*
20930 Frederick Avenue
Germantown, Maryland 20876

Montgomery General Hospital*
18101 Prince Philip Drive
Olney, Maryland 20832

Montgomery Village*
9921 Stedwick Road
Montgomery Village, Maryland 20886

Olney*
17801 Georgia Avenue
Olney, Maryland 20832

Potomac*
9822 Falls Road
Potomac, Maryland 20854

Rockville
611 Rockville Pike
Rockville, Maryland 20852

Sandy Spring
908 Olney-Sandy Spring Road
Sandy Spring, Maryland 20860

Wildwood*
10329 Old Georgetown Road
Bethesda, Maryland 20814

*ATM available

OTHER PROPERTIES

Sandy Spring Bank Financial Center          The Equipment Leasing Company            Sandy Spring Mortgage
148 Jennifer Road                           53 Loveton Circle, Suite 100             12501 Prosperity Drive, Suite 100
Annapolis, Maryland 21401                   Sparks, Maryland 21152                   Silver Spring, Maryland 20904
410-266-3000                                410-472-0011                             301-680-0200

Howard County Business Banking              Administrative and Training Center       Sandy Spring Insurance Corporation
8875 Centre Park Drive                      17735 Georgia Avenue                     T/A Chesapeake Insurance Group
Columbia, Maryland 21045                    Olney, Maryland 20832                    2661 Riva Road, Suite 1050
410-740-8005                                301-774-6400                             Annapolis, Maryland 21401
                                                                                     410-841-5320

EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following financial statements are filed as a part of this report:
     Consolidated Balance Sheets at December 31, 2001, and 2000
     Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999
     Notes to the Consolidated Financial Statements Report of Independent
     Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the consolidated financial statements or related notes.

The following exhibits are filed as a part of this report:

Exhibit No.     Description                                                     Incorporated by Reference to:
--------------------------------------------------------------------------------------------------------------------------------
   3(a)         Articles of Incorporation of Sandy Spring Bancorp, Inc.,        Exhibit 3.1 to Form 10-Q for the Quarter
                as Amended                                                      ended June 30, 1996, SEC File No. 0-19065.

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

   10(b)*       Sandy Spring Bancorp, Inc. 1982 Incentive                       Exhibit 10(c) to Form 10-Q for the Quarter ended
                Stock Option Plan                                               June 30, 1990, SEC File No. 0-19065.

   10(c)*       Sandy Spring Bancorp, Inc. 1992 Stock Option Plan               Exhibit 10(i) to Form 10-K for the year ended
                                                                                December 31, 1991, SEC File No. 0-19065.

   10(d)*       Sandy Spring Bancorp, Inc. Amended and Restated                 Exhibit 4 to Registration Statement on Form S-8,
                Stock Option Plan for Employees of Annapolis                    Registration Statement No. 333-11049.
                Bancshares, Inc.

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

   10(g)*       Sandy Spring National Bank of Maryland Executive
                Health Expense Reimbursement Plan, as amended

   10(h)*       Form of Director Fee Deferral Agreement, August 26, 1997        Exhibit 10(b) to Form 10-Q for the Quarter ended
                                                                                September 30, 1997, SEC File No. 0-19065.

   10(i)*       Supplemental Executive Retirement Agreement by and              Exhibit 10(c) to Form 10-Q for the Quarter ended
                between Sandy Spring National Bank of Maryland                  September 30, 1997, SEC File No. 0-19065.
                and Hunter R. Hollar

   10(j)*       Form of Supplemental Executive Retirement Agreement             Exhibit 10(d) to Form 10-Q for the Quarter ended
                by and between Sandy Spring National Bank of Maryland           September 30, 1997, SEC File No. 0-19065.
                and each of James H. Langmead, Lawrence T. Lewis, III,
                Stanley L. Merson, Frank H. Small, and Sara E. Watkins

   10(k)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(e) to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          September 30, 1997, SEC File No. 0-19065.
                and Hunter H. Hollar

   10(l)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(f) to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          September 30, 1997, SEC File No. 0-19065.
                and James H. Langmead

   10(m)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(g) to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          September 30, 1997, SEC File No. 0-19065.
                and Lawrence T. Lewis, III

   10(n)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(h) to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          September 30, 1997, SEC File No. 0-19065.
                and Stanley L. Merson

   10(o)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(i) to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          September 30, 1997, SEC File No. 0-19065.
                and Frank H. Small

   10(p)*       Employment Agreement by and among Sandy Spring                  Exhibit 10(o) to Form 10-K for the year ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          December 31, 1998, SEC File No. 0-19065.
                and Sara E. Watkins

   10(q)*       Change in Control Agreement by and among Sandy Spring           Exhibit 10 to Form 10-Q for the Quarter ended
                Bancorp, Inc., Sandy Spring National Bank of Maryland,          March 31, 2000, SEC File No. 0-19065.
                and Ronald E. Kuykendall

   10(r)*       Form of Sandy Spring National Bank of Maryland Officer
                Group Term Replacement Plan

   21           Subsidiaries

   23           Consent of Independent Auditors

*Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 14(c) of this Report.

No Current Reports on Form 8-K were filed during the three-month period ended December 31, 2001.

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

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Hunter R. Hollar
   --------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2002.

Principal Executive Officer and Director:                                      Principal Financial and Accounting Officer:



/s/ Hunter R. Hollar                                                                                 /s/ James H. Langmead
-------------------------------------                                 ----------------------------------------------------
Hunter R. Hollar                                                                                         James H. Langmead
President and Chief Executive Officer                                 Executive Vice President and Chief Financial Officer



SIGNATURE                               TITLE

/s/ John Chirtea                        Director
---------------------------
John Chirtea

/s/ Susan D. Goff                       Director
---------------------------
Susan D. Goff

/s/ Solomon Graham                      Director
---------------------------
Solomon Graham

/s/ Gilbert L. Hardesty                 Director
---------------------------
Gilbert L. Hardesty

/s/ Joyce R. Hawkins                    Director
---------------------------
Joyce R. Hawkins

/s/ Thomas O. Keech                     Director
---------------------------
Thomas O. Keech

/s/ Charles F. Mess                     Director
---------------------------
Charles F. Mess

/s/ Robert L. Mitchell                  Director
---------------------------
Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.             Director
---------------------------
Robert L. Orndorff, Jr.

/s/ David E. Rippeon                    Director
---------------------------
David E. Rippeon

/s/ Craig A. Ruppert                    Director
---------------------------
Craig A. Ruppert

/s/ Lewis R. Schumann                   Director
---------------------------
Lewis R. Schumann

/s/ W. Drew Stabler                     Chairman of the Board,
---------------------------
W. Drew Stabler                         Director

58