Form 10-Q
period 2002-03-31
SANDY SPRING BANCORP INC
filed 2002-05-13
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission File Number: O-19065
                        -------


                           Sandy Spring Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                               52-1532952
       ------------------------         ----------------------------------------
       (State of incorporation)         (I.R.S. Employer Identification Number)


   17801 Georgia Avenue, Olney, Maryland     20832           301-774-6400
   -------------------------------------     -----           ------------
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

         The number of shares of common stock outstanding as of April 30, 2002, is 14,500,316 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 2002, and December 31, 2001 ............................   1

         Consolidated Statements of Income for the
         Three Month Periods Ended March 31, 2002 and 2001 ................   2

         Consolidated Statements of Cash Flows for the
         Three Month Periods Ended March 31, 2002 and 2001 ................   4

         Consolidated Statements of Changes in Stockholders' Equity for the
         Three Month Periods Ended March 31, 2002 and 2001.................   6

         Notes to Consolidated Financial Statements .......................   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............   8

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................  15

  SIGNATURES ..............................................................  15

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,       December 31,
(Dollars in thousands, except per share data)                                                 2002             2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                 $   38,876       $   45,609
  Federal funds sold                                                                          51,720           10,774
  Interest-bearing deposits with banks                                                           842              840
  Residential mortgage loans held for sale                                                    10,814           16,682
  Investments available-for-sale (at fair value)                                             644,561          732,629
  Investments held-to-maturity -- fair value of $201,435 (2002) and
     $165,015 (2001)                                                                         201,429          164,921
  Other equity securities                                                                     16,929           16,929
  Total loans and leases                                                                   1,019,590          995,919
    Less: allowance for credit losses                                                        (13,877)         (12,653)
                                                                                          ----------       ----------
       Net loans and leases                                                                1,005,713          983,266
  Premises and equipment, net                                                                 32,855           32,584
  Accrued interest receivable                                                                 14,238           15,163
  Goodwill                                                                                     7,642            7,642
  Other intangible assets                                                                     15,920           16,584
  Other assets                                                                                41,293           38,211
                                                                                          ----------       ----------
     Total assets                                                                         $2,082,832       $2,081,834
                                                                                          ==========       ==========

LIABILITIES
  Noninterest-bearing deposits                                                            $  280,021       $  277,592
  Interest-bearing deposits                                                                1,113,346        1,109,867
                                                                                          ----------       ----------
      Total deposits                                                                       1,393,367        1,387,459
  Short-term borrowings                                                                      412,224          411,132
  Guaranteed preferred beneficial interests in the Company's subordinated debentures          35,000           35,000
  Other long-term borrowings                                                                  79,112           79,116
  Accrued interest payable and other liabilities                                              11,699           18,454
                                                                                          ----------       ----------
      Total liabilities                                                                    1,931,402        1,931,161

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares
issue and outstanding 14,493,950 (2002) and 14,483,564 (2001)                                 14,494           14,484
  Surplus                                                                                     20,540           20,347
  Retained earnings                                                                          115,999          111,906
  Accumulated other comprehensive income                                                         397
                                                                                                                3,936
                                                                                          ----------       ----------
      Total stockholders' equity                                                             151,430          150,673
                                                                                          ----------       ----------
      Total liabilities and stockholders' equity                                          $2,082,832       $2,081,834
                                                                                          ==========       ==========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------

(In thousands, except per share data)                             2002      2001
------------------------------------------------------------------------------------
 Interest income:
  Interest and fees on loans and leases                         $17,723   $20,996
  Interest on loans held for sale                                   173       132
  Interest on deposits with banks                                     8        20
  Interest and dividends on securities:
    Taxable                                                       9,259     8,751
    Exempt from federal income taxes                              2,412     1,913
  Interest on federal funds sold                                    120       307
                                                                -------   -------
      Total interest income                                      29,695    32,119

Interest expense:
  Interest on deposits                                            5,324    10,099
  Interest on short-term borrowings                               3,723     4,459
  Interest on long-term borrowings                                2,072     2,020
                                                                -------   -------
      Total interest expense                                     11,119    16,578
                                                                -------   -------
        Net interest income                                      18,576    15,541
Provision for credit losses                                       1,185       492
                                                                -------   -------
        Net interest income after provision for credit losses    17,391    15,049

Noninterest income:
  Securities gains                                                  233       130
  Service charges on deposit accounts                             1,878     1,747
  Gains on sales of mortgage loans                                  738       521
  Fees on sales of investment products                              640       441
  Trust department income                                           569       435
  Insurance agency commissions                                      986         0
  Income from bank owned life insurance                             435       387
  Other income                                                    1,319     1,261
                                                                -------   -------
        Total noninterest income                                  6,798     4,922

Noninterest expenses:
  Salaries and employee benefits                                  9,297     6,684
  Occupancy expense of premises                                   1,306     1,237
  Equipment expenses                                                809       816
  Marketing                                                         402       317
  Outside data services                                             613       656
  Goodwill amortization                                               0       167
  Amortization of other intangible assets                           665       689
 Other expenses                                                   2,207     2,306
                                                                -------   -------
        Total noninterest expenses                               15,299    12,872
                                                                -------   -------

Income before income taxes                                        8,890     7,099
Income tax expense                                                2,334     1,794
                                                                -------   -------
          Net income                                            $ 6,556   $ 5,305
                                                                =======   =======

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------

(In thousands, except per share data)                                        2002                     2001
----------------------------------------------------------------------------------------------------------
Basic Net Income Per Share                                                   $0.45                   $0.37

Diluted Net Income Per Share                                                  0.45                    0.37

Dividends Declared Per Share                                                  0.17                    0.14



*Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                             ----------------------------

(Dollars in thousands)                                                                          2002           2001
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                                                 $   6,556    $   5,305
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                                1,470        1,577
    Provision for credit losses                                                                  1,185          492
    Origination of loans held for sale                                                         (53,406)     (41,668)
    Proceeds from sales of loans held for sale                                                  60,012       35,408
    Gains on sales of loans held for sale                                                         (738)        (521)
    Securities gains                                                                              (233)        (130)
    Net decrease (increase) in accrued interest receivable                                         925         (158)
    Net increase in other assets                                                                  (882)     (11,182)
    Net (decrease) increase in accrued expenses                                                 (6,755)       5,977
    Other - net                                                                                    370         (299)
                                                                                             ---------    ---------
      Net cash provided (used) by operating activities                                           8,504       (5,199)

Cash Flows from Investing Activities:
  Net increase in interest-bearing deposits with banks                                              (2)     (13,017)
  Purchases of investments held-to-maturity                                                    (36,516)      (3,521)
  Purchases of other equity securities                                                               0       (2,743)
  Purchases of investments available-for-sale                                                 (136,472)    (199,025)
  Proceeds from sales of investments available-for-sale                                        117,248       35,468
  Proceeds from maturities, calls and principal payments of investments held-to-maturity             0       15,885
  Proceeds from maturities, calls and principal payments of investments available-for-sale     101,534       78,917
  Net increase in loans and leases receivable                                                  (23,671)     (19,055)
  Expenditures for premises and equipment                                                       (1,148)        (759)
                                                                                             ---------    ---------
      Net cash provided (used) by investing activities                                          20,973     (107,850)

Cash Flows from Financing Activities:
  Net increase in deposits                                                                       5,908       23,573
  Net increase in short-term borrowings                                                            992       64,374
  Proceeds from long-term borrowings                                                                96       30,071
  Proceeds from issuance of common stock                                                           203          552
  Dividends paid                                                                                (2,463)      (2,006)
                                                                                             ---------    ---------
      Net cash provided by financing activities                                                  4,736      116,564
                                                                                             ---------    ---------

Net increase in cash and cash equivalents                                                       34,213        3,515
Cash and cash equivalents at beginning of year                                                  56,383       46,329
                                                                                             ---------    ---------
Cash and cash equivalents at end of quarter*                                                 $  90,596    $  49,844
                                                                                             =========    =========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                      -------------------------------------

(Dollars in thousands)                                                                       2002                  2001
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                                                          $11,617               $16,000

  Income tax payments                                                                            531                   177

Noncash Investing Activities:

  Reclassification of borrowings from long-term to short-term                                    100                   100



*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive     Total
                                                    Common                       Retained       Income      Stockholders'
(Dollars in thousands, except per share data)        Stock         Surplus       Earnings       (loss)         Equity
-------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2002                        $ 14,484       $ 20,347       $111,906      $  3,936       $150,673

Comprehensive income:
  Net income                                                                        6,556                        6,556
  Other comprehensive loss, net of tax and
    reclassification adjustment                                                                  (3,539)        (3,539)
                                                                                                              --------
Total comprehensive income                                                                                       3,017

Cash dividends - $0.17 per share                                                   (2,463)                      (2,463)

Common stock issued pursuant to:

  Incentive stock option plan - 7,134 shares              7            106                                         113
  Employee stock purchase plan - 3,420 shares             3             87                                          90
                                                   --------       --------       --------      --------       --------

Balances at March 31, 2002                         $ 14,494       $ 20,540       $115,999      $    397       $151,430
                                                   ========       ========       ========      ========       ========


Balances at January 1, 2001                        $  9,553       $ 22,511       $ 97,641      $ (2,147)      $127,558

Comprehensive income:

  Net income                                                                        5,305                        5,305
  Other comprehensive income, net of tax
    and reclassification adjustment                                                               6,614          6,614
                                                                                                              --------

Total comprehensive income                                                                                      11,919

Cash dividends - $0.14 per share                                                   (2,006)                      (2,006)

Common stock issued pursuant to:
   Incentive stock option plan - 1,833 shares             2             43                                          45
   Dividend reinvestment and stock
    purchase plan - 16,592 shares                        16            491                                         507
                                                   --------       --------       --------      --------       --------

Balances at March 31, 2001                         $  9,571       $ 23,045       $100,940      $  4,467       $138,023
                                                   ========       ========       ========      ========       ========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2001 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2002.

         The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

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


                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
(Dollars and amounts in thousands, except per share data)           2002            2001
                                                                    ----            ----
Basic:
    Net income available to common stockholders                   $ 6,556         $ 5,305
    Average common shares outstanding                              14,490          14,333
          Basic net income per share                              $  0.45         $  0.37
                                                                  =======         =======
Diluted:
    Net income available to common stockholders                   $ 6,556         $ 5,305
    Average common shares outstanding                              14,490          14,333
    Stock option adjustment                                           219             112
                                                                  -------         -------
        Average common shares outstanding - diluted                14,709          14,445
          Diluted net income per share                            $  0.45         $  0.37
                                                                  =======         =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis contains forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions and expectations; estimates of risks and of future costs, benefits, and liquidity; assessments of potential loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty-one community offices in Montgomery, Howard, Prince George's, Anne Arundel and Frederick Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.
         The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2002, year-to-date average commercial and commercial real estate loans and leases accounted for approximately 43% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 57%. Based upon the most recent data available, consumer deposits account for approximately 78% of total average deposits while approximately two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $2,082,832,000 at March 31, 2002, compared to $2,081,834,000 at December 31, 2001, increasing $998,000 during the first three months of 2002. Earning assets increased $7,191,000 to $1,945,885,000 at March 31, 2002, from $1,938,694,000 at December 31, 2001.
         Total loans and leases, excluding loans held for sale, rose 2.4% or $23,671,000 during the first quarter of 2002, to $1,019,590,000. During this period, consumer loans increased by $15,296,000 (up 7.1%) due primarily to home equity products. Commercial loans and leases also increased, by $6,100,000 (up 1.4%), reflecting growth in commercial loans not secured by real estate, accompanied by declines in the other major categories (real estate, construction and leasing). Finally, residential real estate loans rose $2,275,000 (up 0.7%), reflecting higher residential mortgage balances nearly offset by a corresponding decrease in residential construction. Residential mortgage loans held for sale decreased by $5,868,000 from December 31, 2001, to $10,814,000 at March 31, 2002. Management has determined that none of its goodwill or other intangible assets were impaired as of January 1, 2002, the effective date for adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in its transitional evaluation, as required by the new standard, completed on May 3, 2002.

Table 1 -- Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                                     March 31,  2002             %           December 31, 2001          %
-------------------------------------------------------------------------------------------------------------------------------
Residential real estate                               $342,072               34%                $339,797              34%
Commercial loans and leases                            447,640               44                  441,540              44
Consumer                                               229,878               22                  214,582              22
                                              ---------------------------------------------------------------------------------
    Total Loans and Leases                          $1,019,590              100%                 995,919             100%
                                                                         ===========                               =========
Less:  Allowance for credit losses                     (13,877)                                  (12,653)
                                                    ----------                                  ---------
    Net loans and leases                            $1,005,713                                  $983,266
                                                    ==========                                  =========

         The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased by $51,560,000 or 5.6% from December 31, 2001 to March 31, 2002. Over this period, the small increase in deposits did not keep pace with funding requirements of loan growth. Available-for-sale securities decreased by $88,068,000 or 12.0%, while held-to-maturity securities increased by $36,508,000 or 22.1% during the first quarter of 2002, reflecting significant activity as securities were called or sold and the funds re-invested to take advantage of the market and improve overall yields. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $40,948,000 during the first three months of 2002, reaching $52,562,000 at March 31, 2002. Some of these funds were committed for purchase of securities, but the transactions had not settled at quarter end.
         Total deposits were $1,393,367,000 at March 31, 2002, increasing $5,908,000 or 0.4% from $1,387,459,000 at December 31, 2001. All types of deposit accounts showed relatively little change during the first quarter of 2002, with the exception of regular savings accounts and time deposits less than $100,000, which moved in opposite directions. Regular savings increased 24.6% or $26,969,000 to comprise 10% of total deposits at first quarter end, compared to 8% at year-end 2001. Over the same period, time deposits less than $100,000 decreased 5.7% or $18,208,000 to 22% of total deposits from 23%. Total borrowings were $526,336,000 at March 31, 2002, which was essentially level with December 31, 2001. The majority of these funds were borrowed for the purpose of investing them in securities under the Company's leverage programs.

Table 2 -- Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                                          March 31, 2002         %              December 31, 2001          %
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            $  280,021              20%              $  277,592            20%
Interest-bearing deposits:
  Demand                                                   170,424              12                  166,603            12
  Money market savings                                     390,968              28                  396,295            28
  Regular savings                                          136,378              10                  109,409             8
  Time deposits less than $100,000                         298,578              22                  316,786            23
  Time deposits $100,000 or more                           116,998               8                  120,774             9
                                                ------------------------------------------------------------------------------
    Total interest-bearing                               1,113,346              80                1,109,867            80
                                                ------------------------------------------------------------------------------
       Total deposits                                   $1,393,367             100%              $1,387,459           100%
                                                ==============================================================================

MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At March 31, 2002, as at December 31, 2001, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates. (See Table 3.) Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from March 31, 2002, the simulation analysis indicates that net interest income would decline by 4% over a twelve month period given a decrease in interest rates of 100 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 12%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, sophistication of investment activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of March 31, 2002, show short-term investments exceeding short-term borrowings by $6,099,000 ($2,400,000 at December 31, 2001) over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.
         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $621,775,000 with the Federal Home Loan Bank of Atlanta, of which approximately $301,312,000 was outstanding at March 31, 2002. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $255,796,000 at March 31, 2002, against which there were outstandings of approximately $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2002.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 14.61% at March 31, 2002, compared to 14.10% at December 31, 2001; a tier 1 risk-based capital ratio of 13.36%, compared to 12.98%; and a capital leverage ratio of 7.98%, compared to 7.73%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2002, is appropriate.
         Stockholders' equity for March 31, 2002, totaled $151,430,000, representing an increase of $757,000 or 0.5% from $150,673,000 at December 31, 2001. Accumulated other comprehensive income, a component of stockholders' equity comprised of net unrealized gains and losses on available-for-sale securities, decreased by $3,539,000 from December 31, 2001, to March 31, 2002. This decline reflected the effects of higher interest rates at first quarter-end 2002, compared to year-end 2001, on the market values of these securities. Excluding accumulated other comprehensive income, the increase in total stockholders' equity was 2.9%.
         Internal capital generation (net income less dividends) was responsible for $4,093,000 of the increase in total stockholders' equity during the first three months of 2002. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 10.9% for the first quarter of 2002, compared to 10.1% for the year ended December 31, 2001.
           External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $203,000 during the first three months of 2002. There were no share repurchases over the period.
         Dividends for the first three months of the year were $0.17 per share in 2002, compared to $0.14 per share in 2001, representing, when expressed as a percentage of diluted net income per share, dividend payout ratios of 37.78% and 37.84%, respectively.


B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         First quarter net income increased $1,251,000 or 23.6% to $6,556,000 in 2002 from $5,305,000 in 2001, representing annualized returns on average equity of 17.41% and 16.41%, respectively. First quarter diluted earnings per share were $0.45 in 2002, compared to $0.37 in 2001.
         First quarter operating earnings increased $1,074,000 or 18.7% to $6,818,000 in 2002 (which would result in a $0.01 greater diluted earnings per share amount than shown above on a net income basis) from $5,744,000 in 2001 (which would result in a $0.02 greater diluted earnings per share amount). These results exclude securities gains ($233,000 in 2002 versus $130,000 in 2001), goodwill amortization ($167,000 in 2001), and the amortization of intangible assets ($665,000 in 2002 versus $689,000 in 2001).
         The net interest margin increased by 18 basis points to 4.18% for the three months ended March 31, 2002, from 4.00% for the like period of 2001, while the net interest spread increased by 41 basis points, to 3.77% from 3.36%. First quarter interest rate performance improved in 2002, compared to 2001, as the Company achieved a smaller decline in average earning asset yield than in average funding rate. The net interest margin includes the favorable effects of funding interest-earning assets from noninterest-bearing sources. The level of such funding was essentially the same for the first quarters of 2002 and 2001.

Sandy Spring Bancorp and Subsidiaries
Table 3 - Consolidated Average Balances, Yields and Rates


                                                                           Three Months Ended March 31,
(Dollars in thousands and tax equivalent)                             2002                                 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                            Average             Average           Average         Average
                                                            Balance            Yield/Rate         Balance        Yield/Rate
                                                    ---------------------------------------------------------------------------
Assets
    Total loans and leases                                 $1,012,376             7.14%        $  982,263            8.69%
    Total securities                                          882,497             5.96            679,388            7.01
    Other earning assets                                       31,744             1.62             24,048            5.45
                                                           ----------                          ----------
       TOTAL EARNING ASSETS                                 1,926,617             6.51%         1,685,699            7.97%
    Non-earning assets                                        137,519                             133,533
                                                           ----------                          ----------
       Total assets                                        $2,064,136                          $1,819,232
                                                           ==========                          ==========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                       $  165,477             0.26%        $  150,085            1.04%
    Money market savings deposits                             392,438             1.13            344,508            4.19
    Regular savings deposits                                  122,262             1.01            101,487            1.74
    Time deposits                                             427,391             3.62            406,233            5.71
                                                           ----------                          ----------
       Total interest-bearing deposits                      1,107,568             1.95          1,002,313            4.09
    Short-term borrowings                                     415,658             3.59            335,406            5.34
    Long-term borrowings                                      114,137             7.26            111,382            7.25
                                                           ----------                          ----------
       Total interest-bearing liabilities                   1,637,363             2.74          1,449,101            4.61
                                                                            ----------                          ---------
    Noninterest-bearing demand deposits                       260,575                             226,135
    Other noninterest-bearing liabilities                      13,463                              12,866
    Stockholders' equity                                      152,735                             131,130
                                                           ----------                          ----------
       Total liabilities and stockholders' equity          $2,064,136                          $1,819,232
                                                           ==========                          ==========

    Net interest spread                                                           3.77%                              3.36%
                                                                            ==========                          =========
    Net interest margin (1)                                                       4.18%                              4.00%
                                                                            ==========                          =========
    Ratio of average earning assets to
       Average interest-bearing liabilities                    117.67%                              116.13%
                                                           ==========                           ==========


(1) Net interest margin = net interest income / total interest-earning assets

NET INTEREST INCOME

         First quarter net interest income was $18,576,000 in 2002, an increase of 19.5% from $15,541,000 in 2001, reflecting a higher volume of average earning assets and the smaller effect of an increase in net interest margin. On a tax-equivalent basis, first quarter net interest income also increased by 20.6%, to $20,044,000 in 2002 from $16,619,000 in 2001. The effects of average balances, yields and rates are presented in table 3 above.
         First quarter tax-equivalent interest income decreased by $2,034,000 or 6.1% in 2002, compared to 2001. Average earning assets rose 14.3% over the prior year period, while the average yield earned on those assets decreased by 146 basis points to 6.51%. Comparing the first three months of 2002 versus 2001, average total loans and leases grew by 3.1% to $1,012,376,000 (52.5% of average earning assets, versus 58.3% a year ago), while recording a 155 basis point decline in average yield to 7.14%. Average residential real estate loans increased by 9.2% (attributable primarily to construction lending), and average consumer loans increased by 2.7% (attributable to home equity products). Average commercial loans and leases decreased by 1.2% (reflecting declines in construction and leasing, largely offset by increases in real estate and other commercial). Over the same period, first quarter average total securities rose by 29.9% to $882,497,000 (45.8% of average earning assets, versus 40.3% a year ago), while the average yield earned on those assets decreased by 105 basis points to 5.96%.
         Interest expense for the first three months of the year decreased significantly by $5,459,000 or 32.9% in 2002, compared to 2001. Average interest-bearing liabilities rose 13.0% over the prior year period, while the average rate paid on these funds decreased by 187 basis points to 2.74%. All major deposit categories and short-term borrowings grew in conjunction with declines in average rate, while long-term borrowings remained essentially level in both volume and average rate. Most important was the significant decline in deposit rates. This was due primarily to effects of sharply reduced interest rates on adjustable rate products, and of time deposit maturities with run off or repricing, as well as new accounts, at the lower rates.

CREDIT RISK MANAGEMENT

         During the first three months of the year, the provision for credit losses increased to $1,185,000 in 2002 from $492,000 in 2001, primarily as a result of loan growth, the condition of watchlist credits (excluding nonperforming and potential problem loans), and consideration of the effects of recent economic conditions on certain segments of the portfolio. Net recoveries of $39,000 were recorded for the three month period ended March 31, 2002, while there were net charge-offs of $330,000 for the same period a year earlier.
         The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the credit portfolio. The allowance is based on careful, continuous review and evaluation of the credit portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing.
         The methodology utilized to assess the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category and credit-risk factors for identified problem credit categories, (2) specific allowances for identified problem credits, and (3) evaluation of other factors relating to the portfolio. Other factors regularly evaluated in the third element, which are included in Comptroller of the Currency guidelines, are: trends in delinquencies and nonaccrual loans and leases, large credits (relative to the allowance), volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which also may be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios.
         Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgements of information available at the time of each examination. During the first quarter of 2002, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.36% of total loans and leases at March 31, 2002 and 1.27% at December 31, 2001.

Table 4 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                       Three Months Ended        Twelve Months Ended
                                                        March 31, 2002            December 31, 2001
-----------------------------------------------------------------------------------------------------
Balance, January 1                                         $ 12,653                  $ 11,530
Provision for credit losses                                   1,185                     2,470
Loan charge-offs:
  Residential real estate                                         0                       (23)
  Commercial loans and leases                                   (40)                   (1,180)
  Consumer                                                      (17)                     (225)
                                                           --------                  --------
    Total charge-offs                                           (57)                   (1,428)

Loan recoveries:
  Residential real estate                                         0                         0
  Commercial loans and leases                                    89                        54
  Consumer                                                        7                        27
                                                           --------                  --------
    Total recoveries                                             96                        81
                                                           --------                  --------

Net recoveries (charge-offs)                                     39                    (1,347)
                                                           --------                  --------
      Balance, period end                                  $ 13,877                  $ 12,653
                                                           ========                  ========

Net recoveries (charge-offs) to average loans and
leases (annual basis)                                          0.02%                    (0.14)%

Allowance to total loans and leases                            1.36%                     1.27%


The following table presents nonperforming assets at the dates indicated:

                                                            March 31                December 31,
                                                              2002                      2001
-----------------------------------------------------------------------------------------------------
Non-accrual loans and leases                               $  6,039                  $  5,904
Loans and leases 90 days past due                             1,872                     1,903
                                                           --------                  --------
  Total nonperforming loans and leases*                       7,911                     7,807

Other real estate owned                                          50                        50
                                                           --------                  --------
  Total nonperforming assets                               $  7,961                  $  7,857
                                                           ========                  ========

Nonperforming assets to total assets                           0.38%                     0.38%
-----------------------------------------------------------------------------------------------------

* Those performing credits considered potential problem credits, as defined and identified by management, amounted to approximately $6,511,000 at March 31, 2002, compared to $4,126,000 at December 31, 2001. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, most are well collateralized and are not believed to present significant risk of loss.

         Nonperforming loans and leases, and nonperforming assets each increased by $104,000, to $7,911,000 and $7,961,000, respectively, from December 31, 2001, to March 31, 2002. Expressed as a percentage of total assets, nonperforming assets were 0.38% at both March 31, 2002, and December 31, 2001. The allowance for credit losses represented 175% of nonperforming loans and leases at March 31, 2002, compared to coverage of 162% at December 31, 2001. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $50,000 at March 31, 2002, and at December 31, 2001. The balance of impaired loans was $5,526,000 at March 31, 2002, with reserves against those loans of $88,000, compared to $5,589,000 at December 31, 2001, with reserves of $91,000. Nonperforming and impaired loans and leases at March 31, 2002, and at December 31, 2001, included a problem credit of a single borrower in the amount of approximately $5,130,000 which is well collateralized, with no loss expected. The increase in the allowance from December 31, 2001 to March 31, 2002 reflects, among other things, the increase in potential problem loans (see Table 4), the condition of other watchlist credits (excluding nonperforming loans and leases), portfolio growth, including increases in categories of loans and leases subject to higher credit risk, and consideration of the effects of recent economic conditions on certain segments of the portfolio.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $6,798,000 for the three-month period ended March 31, 2002, a 38.1% or $1,876,000 increase from the same period in 2001. Excluding non-recurring securities gains ($233,000 in 2002 versus $130,000 in 2001), the increase in operating noninterest income was 37.0% or $1,773,000. Most of this change was due to growth in mortgage banking revenues, income from trust operations and revenues from the sales of investment products, along with insurance agency commissions generated by the insurance subsidiary acquired in December 2001. Noninterest income performance reported above reflects management's desire to both grow and diversify its sources of noninterest income.
         Total noninterest expenses were $15,299,000 for the three-month period ended March 31, 2002, a 18.9% or $2,427,000 increase from the same period of 2001. These results include goodwill amortization (none in 2002 due to adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, versus $167,000 in 2001) and intangible asset amortization ($665,000 in 2002 versus $689,000 in 2001). Excluding these items, the increase in operating noninterest expenses was 21.8% or $2,618,000. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the first quarter rise in operating expenses occurred in salaries and benefits (up 39.1% or $2,613,000), reflecting increases in staff, merit raises and higher incentive compensation. Since the first quarter of 2001, the Company has opened three new branches (including its first branch in Frederick County, opened at the end of March 2002), consolidated two branches into one, and added an insurance subsidiary. As a result, average full-time equivalent employees increased by 79 persons (representing a 17.8% increase), to 524 during the first three months of 2002, from 445 during the like period in 2001. With the exclusion of non-operating items of income and expense from earnings, the first quarter ratio of net income per average full-time-equivalent employee was $13,000 in 2002, which was stable compared to 2001.

INCOME TAXES

         The effective tax rates for the three-month periods ended March 31, 2002, and March 31, 2001, were 26.3% and 25.3%, respectively.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2001.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None

10 Sandy Spring National Bank of Maryland Executive Health Insurance Plan, as amended (Compensatory Plan or Arrangement).

         (b) Reports on Form 8-K.   None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /S/ HUNTER R. HOLLAR
   ----------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: May 8, 2002





By:  /S/ JAMES H. LANGMEAD
   -----------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer


  Date: May 8, 2002