Form 10-Q
period 2002-06-30
SANDY SPRING BANCORP INC
filed 2002-08-13
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

         The number of shares of common stock outstanding as of July 26, 2002, is 14,513,319 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX



                                                                                           PAGE
-----------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 2002, and December 31, 2001.............................................. 1

          Consolidated Statements of Income for the Three and
          Six Month Periods Ended June 30, 2002 and 2001.................................... 2

          Consolidated Statements of Cash Flows for the
          Six Month Periods Ended June 30, 2002 and 2001.................................... 4

          Consolidated Statements of Changes in Stockholders' Equity for the
          Six Month Periods Ended June 30, 2002 and 2001.................................... 6

          Notes to Consolidated Financial Statements........................................ 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................... 8


  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.................................................................16

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................16

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................................16

  SIGNATURES................................................................................17


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS



                                                                                                       June 30,         December 31,

(Dollars in thousands, except per share data)                                                            2002               2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                            $    35,253        $    45,609

  Federal funds sold                                                                                      44,438             10,774

  Interest-bearing deposits with banks                                                                       842                840

  Residential mortgage loans held for sale                                                                 8,677             16,682

  Investments available-for-sale (at fair value)                                                         665,311            732,629

  Investments held-to-maturity -- fair value of $237,031 (2002) and
     $165,015 (2001)                                                                                     232,956            164,921

  Other equity securities                                                                                 17,817             16,929

  Total loans and leases                                                                               1,057,664            995,919

    Less: allowance for credit losses                                                                    (14,911)           (12,653)
                                                                                                     -----------        -----------
       Net loans and leases                                                                            1,042,753            983,266

  Premises and equipment, net                                                                             33,836             32,584

  Accrued interest receivable                                                                             15,531             15,163

  Goodwill                                                                                                 7,642              7,642

  Other intangible assets                                                                                 15,256             16,584

  Other assets                                                                                            38,473             38,211
                                                                                                     -----------        -----------

     Total assets                                                                                    $ 2,158,785        $ 2,081,834
                                                                                                     ===========        ===========

LIABILITIES

  Noninterest-bearing deposits                                                                       $   289,735        $   277,592

  Interest-bearing deposits                                                                            1,120,118          1,109,867
                                                                                                     -----------        -----------

      Total deposits                                                                                   1,409,853          1,387,459

  Short-term borrowings                                                                                  461,592            411,132

  Guaranteed preferred beneficial interests in the Company's subordinated debentures                      35,000             35,000

  Other long-term borrowings                                                                              79,184             79,116

  Accrued interest payable and other liabilities                                                           9,515             18,454
                                                                                                     -----------        -----------

      Total liabilities                                                                                1,995,144          1,931,161

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
   and outstanding 14,508,451 (2002) and 14,483,564 (2001)                                                14,508             14,484

  Surplus                                                                                                 20,803             20,347

  Retained earnings                                                                                      120,690            111,906

  Accumulated other comprehensive income                                                                   7,640              3,936
                                                                                                     -----------        -----------

      Total stockholders' equity                                                                         163,641            150,673
                                                                                                     -----------        -----------

      Total liabilities and stockholders' equity                                                     $ 2,158,785        $ 2,081,834
                                                                                                     ===========        ===========




See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                        June 30,
                                                                              ------------------------       -----------------------
(In thousands, except per share data)                                           2002            2001           2002          2001
------------------------------------------------------------------------------------------------------       -----------------------

Interest income:

  Interest and fees on loans and leases                                       $ 18,239        $ 20,305       $ 35,962       $ 41,301

  Interest on loans held for sale                                                  154             208            327            340

  Interest on deposits with banks                                                    9              35             17             55

  Interest and dividends on securities:

    Taxable                                                                      9,909           9,274         19,168         18,025

    Exempt from federal income taxes                                             2,585           1,975          4,997          3,888

  Interest on federal funds sold                                                   136             475            256            782
                                                                              ------------------------       -----------------------

      Total interest income                                                     31,032          32,272         60,727         64,391

Interest expense:

  Interest on deposits                                                           4,996           9,548         10,320         19,647

  Interest on short-term borrowings                                              3,907           4,409          7,630          8,868

  Interest on long-term borrowings                                               2,047           2,050          4,119          4,070
                                                                              ------------------------       -----------------------

      Total interest expense                                                    10,950          16,007         22,069         32,585
                                                                              ------------------------       -----------------------

        Net interest income                                                     20,082          16,265         38,658         31,806

Provision for credit losses                                                        985             492          2,170            984
                                                                              ------------------------       -----------------------

Net interest income after provision for credit losses                           19,097          15,773         36,488         30,822

Noninterest income:

  Securities (losses) gains                                                         (3)              0            230            130

  Service charges on deposit accounts                                            1,953           1,807          3,831          3,554

  Gains on sales of mortgage loans                                                 741             747          1,479          1,268

  Fees on sales of investment products                                             556             465          1,196            906

  Trust department income                                                          605             479          1,174            914

  Insurance agency commissions                                                     790               0          1,776              0

  Income from bank owned life insurance                                            432             411            867            798

  Other income                                                                   1,611           1,564          2,930          2,825
                                                                              ------------------------       -----------------------

        Total noninterest income                                                 6,685           5,473         13,483         10,395

Noninterest expenses:

  Salaries and employee benefits                                                 9,429           6,833         18,726         13,517

  Occupancy expense of premises                                                  1,558           1,224          2,864          2,461

  Equipment expenses                                                               956             875          1,765          1,691

  Marketing                                                                        574             331            976            648

  Outside data services                                                            634             669          1,247          1,325

  Goodwill amortization                                                              0             166              0            333

  Amortization of other intangible assets                                          664             669          1,329          1,358

 Other expenses                                                                  2,302           2,448          4,509          4,754
                                                                              ------------------------       -----------------------
        Total noninterest expenses                                              16,117          13,215         31,416         26,087
                                                                              ------------------------       -----------------------

Income before income taxes                                                       9,665           8,031         18,555         15,130

Income tax expense                                                               2,507           2,164          4,841          3,958
                                                                              ------------------------       -----------------------

          Net income                                                          $  7,158        $  5,867       $ 13,714       $ 11,172
                                                                              ========================       =======================



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)



                                                     Three Months Ended                     Six Months Ended
                                                           June 30,                             June 30,
1                                                 ---------------------------           ---------------------------
(In thousands, except per share data)              2002               2001               2002               2001
----------------------------------------------------------------------------           ---------------------------
Basic Net Income Per Share                       $   0.50           $   0.41           $   0.95           $   0.78

Diluted Net Income Per Share                         0.48               0.41               0.93               0.78

Dividends Declared Per Share                         0.17               0.15               0.34               0.29




*Per share data have been adjusted to give retroactive effect to a 3-for-2 stock split declared on November 28, 2001.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                          -------------------------
(Dollars in thousands)                                                                                       2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

  Net income                                                                                              $  13,714       $  11,172

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

    Depreciation and amortization                                                                             2,982           3,170

    Provision for credit losses                                                                               2,170             984

    Deferred income taxes                                                                                     1,163             313

    Origination of loans held for sale                                                                     (106,418)       (109,686)

    Proceeds from sales of loans held for sale                                                              115,902         108,175

    Gains on sales of loans held for sale                                                                    (1,479)         (1,268)

    Securities gains                                                                                           (230)           (130)

    Net increase in accrued interest receivable                                                                (368)           (652)

    Net increase in other assets                                                                             (1,550)        (13,825)

    Net decrease in accrued expenses                                                                         (8,939)         (1,638)

    Other - net                                                                                              (1,717)         (1,753)
                                                                                                          ---------       ---------
      Net cash provided (used) by operating activities                                                       15,230          (5,138)

Cash Flows from Investing Activities:

  Net increase in interest-bearing deposits with banks                                                           (2)            (81)

  Purchases of investments held-to-maturity                                                                 (94,999)        (44,905)

  Purchases of other equity securities                                                                         (887)         (2,742)

  Purchases of investments available-for-sale                                                              (391,405)       (344,520)

  Proceeds from sales of investments available-for-sale                                                     220,343          35,468

  Proceeds from maturities, calls and principal payments of investments held-to-maturity                     27,005          16,345

  Proceeds from maturities, calls and principal payments of investments available-for-sale                  244,434         254,244

  Proceeds from sales of other real estate owned                                                                  0             426

  Net increase in loans and leases receivable                                                               (61,774)        (23,568)

  Expenditures for premises and equipment                                                                    (3,109)         (2,489)
                                                                                                          ---------       ---------
      Net cash used by investing activities                                                                 (60,394)       (111,822)

Cash Flows from Financing Activities:

  Net increase in deposits                                                                                   22,394          61,729

  Net increase in short-term borrowings                                                                      50,360          69,594

  Proceeds from long-term borrowings                                                                            168          30,143

  Proceeds from issuance of common stock                                                                        480           1,177

  Dividends paid                                                                                             (4,930)         (4,112)
                                                                                                          ---------       ---------

      Net cash provided by financing activities                                                              68,472         158,531
                                                                                                          ---------       ---------

Net increase in cash and cash equivalents                                                                    23,308          41,571

Cash and cash equivalents at beginning of year                                                               56,383          46,329
                                                                                                          ---------       ---------

Cash and cash equivalents at end of quarter*                                                              $  79,691       $  87,900
                                                                                                          =========       =========


Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                                    Six Months Ended
                                                                                          June 30,
                                                                               ----------------------------
(Dollars in thousands)                                                          2002                 2001
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                                            $22,516              $32,193

  Income tax payments                                                            6,302                5,415

Noncash Investing Activities:

  Transfers from loans to other real estate owned                                   29                   32

  Reclassification of borrowings from long-term to short-term                      100                  100



*Cash and cash equivalents include amounts of "Cash and due from banks" and "Federal funds sold" on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                    Accum-
                                                                                                    ulated
                                                                                                     Other
                                                                                                    Compre-           Total
                                                                                                    hensive           Stock-
(Dollars in thousands, except per share data)         Common                          Retained       Income           holders'
                                                      Stock         Surplus           Earnings       (loss)           Equity
------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2002                          $ 14,484       $ 20,347         $ 111,906      $  3,936         $ 150,673

Comprehensive income:

  Net income                                                                            13,714                          13,714
  Other comprehensive loss, net of tax and
   reclassification adjustment                                                                         3,704             3,704
                                                                                                                      --------

Total comprehensive income                                                                                              17,418

Cash dividends - $0.34 per share                                                        (4,930)                         (4,930)

Common stock issued pursuant to:

  Stock option plan - 17,916 shares                        18            269                                               287
  Employee stock purchase plan -- 7,139
  shares                                                    6            187                                               193
                                                     --------       --------         ---------      --------          ---------

Balances at June 30, 2002                            $ 14,508       $ 20,803         $ 120,690      $  7,640          $ 163,641
                                                     ========       ========         =========      ========          =========

Balances at January 1, 2001                          $  9,553       $ 22,511         $  97,641      $ (2,147)         $ 127,558

Comprehensive income:

  Net income                                                                            11,172                           11,172
  Other comprehensive income, net of tax
    and reclassification adjustment                                                                    6,673              6,673
                                                                                                                      ---------

Total comprehensive income                                                                                               17,845

Cash dividends - $0.29 per share                                                        (4,112)                          (4,112)

Common stock issued pursuant to:

  Stock option plan - 7,565 shares                          8            162                                                170
  Dividend reinvestment and stock
  purchase   plan - 32,582 shares                          32            975                                              1,007
                                                     --------       --------         ---------      --------          ---------

Balances at June 30, 2001                            $  9,593       $ 23,648         $ 104,701      $  4,526          $ 142,468
                                                     ========       ========         =========      ========          =========



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



(Dollars and amounts in thousands, except               Three Months Ended                Six Months Ended
  Per share data)                                            June 30,                          June 30,
---------------------------------------------------------------------------------------------------------------
                                                       2002            2001             2002             2001
                                                       ----            ----             ----             ----
Basic:
 Net income available to common stockholders         $ 7,158          $ 5,867          $13,714          $11,172
 Average common shares outstanding                    14,503           14,366           14,497           14,349
     Basic net income per share                      $  0.50          $  0.41          $  0.95          $  0.78
                                                     ==========================================================
Diluted:
 Net income available to common stockholders         $ 7,158          $ 5,867          $13,714          $11,172

 Average common shares outstanding                    14,503           14,366           14,497           14,349
 Stock option adjustment                                 222              141              217              126
                                                     ----------------------------------------------------------
   Average common shares outstanding-diluted          14,725           14,507           14,714           14,475
     Diluted net income per share                    $  0.48          $  0.41          $  0.93          $  0.78
                                                     ==========================================================



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

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2002, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 44% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 56%. Based upon the most recent data available, consumer deposits account for approximately 78% of total average deposits while approximately two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

A. FINANCIAL CONDITION

         The Company's total assets were $2,158,785,000 at June 30, 2002, compared to $2,081,834,000 at December 31, 2001, increasing $76,951,000 or 3.7%
during the first six months of 2002. Earning assets increased $89,011,000 or 4.6% to $2,027,705,000 at June 30, 2002, from $1,938,694,000 at December 31,
2001.

         Total loans and leases, excluding loans held for sale, rose 6.2% or $61,745,000 during the first six months of 2002, to $1,057,664,000. During this period, consumer loans increased by $23,844,000 (up 11.1%) due primarily to home equity products. Commercial loans and leases also increased, by $22,103,000 (up 5.0%), reflecting growth in commercial loans not secured by real estate, accompanied by essentially level commercial real estate and construction balances and a small decline in lease receivables. Finally, residential real estate loans rose $15,798,000 (up 4.6%), reflecting higher residential mortgage loans partially offset by a small decrease in residential construction. Residential mortgage loans held for sale decreased by $8,005,000 from December 31, 2001, to $8,677,000 at June 30, 2002.

Table 1 -- Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:



(In thousands)                                  June 30,  2002           %         December 31, 2001         %
---------------------------------------------------------------------------------------------------------------
Residential real estate                          $   355,595             34%          $ 339,797              34%
Commercial loans and leases                          463,643             44             441,540              44
Consumer                                             238,426             22             214,582              22
                                                 --------------------------------------------------------------
    Total Loans and Leases                         1,057,664            100%            995,919             100%
                                                                        ===                                 ===
Less:  Allowance for credit losses                   (14,911)                           (12,653)
                                                 -----------                          ---------
    Net loans and leases                         $ 1,042,753                          $ 983,266
                                                 ===========                          =========



         The total investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities of $916,084,000 increased slightly from December 31, 2001. Available-for-sale securities decreased by $67,318,000 or 9.2%, while held-to-maturity securities increased by $68,035,000 or 41.3% during the first two quarters of 2002. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $33,666,000 during the first six months of 2002, reaching $45,280,000 at June 30, 2002.

         Total deposits were $1,409,853,000 at June 30, 2002, increasing $22,394,000 or 1.6% from $1,387,459,000 at December 31, 2001. Regular savings rose $43,576,000 (up 39.8%) to comprise 11% of total deposits at second quarter end, compared to 8% at year-end 2001. Partially offsetting this increase, money market savings decreased $20,424,000 (down 5.2%) to 26% of total deposits from 28%. In addition, time deposits of $100,000 or more declined $10,359,000 (down 8.6%), while the other major categories of deposits recorded changes of less than 5%. Over this period, the overall net increase in deposits did not keep pace with the funding requirements of loan growth.

         Total borrowings were $575,776,000 at June 30, 2002, which was $50,528,000 above December 31, 2001. Virtually all of this increase occurred in short-term borrowings, most of which were associated with leverage programs, under which borrowed funds are invested in securities to enhance the Company's overall earnings performance. At June 30, 2002, short and long term borrowings under the leverage programs amounted to $335,100,000, compared to $285,100,000 at December 31, 2001. These leverage programs achieved net interest margins of approximately 0.97% for the six months ended June 30, 2002 and 0.99% for the same period in 2001, which equated to diluted earnings per share of approximately $0.06 and $0.05 for the respective periods.

Table 2 -- Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:




(In thousands)                              June 30, 2002                %       December 31, 2001              %
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                 $  289,735                 21%         $  277,592                 20%
Interest-bearing deposits:
  Demand                                        174,545                 12             166,603                 12
  Money market savings                          375,871                 26             396,295                 28
  Regular savings                               152,985                 11             109,409                  8
  Time deposits less than $100,000              306,302                 22             316,786                 23
  Time deposits $100,000 or more                110,415                  8             120,774                  9
                                             --------------------------------------------------------------------
    Total interest-bearing                    1,120,118                 79           1,109,867                 80
                                             --------------------------------------------------------------------
       Total deposits                        $1,409,853                100%         $1,387,459                100%
                                             ====================================================================



MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long- term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At June 30, 2002, as at December 31, 2001, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates. (See Table 3.) Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from June 30, 2002, the simulation analysis indicates that net interest income would decline by 2% over a twelve month period given a decrease in interest rates of 100 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 6%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, sophistication of investment activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of June 30, 2002, show short-term investments exceeding short-term borrowings by $136,661,000 (substantially above $2,400,000 at December 31, 2001) over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $622,012,000 with the Federal Home Loan Bank of Atlanta, of which approximately $319,384,000 was outstanding at June 30, 2002. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $255,796,000 at June 30, 2002, against which there were outstandings of approximately $75,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2002.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 14.69% at June 30, 2002, compared to 14.10% at December 31, 2001; a tier 1 risk-based capital ratio of 13.38%, compared to 12.98%; and a capital leverage ratio of 8.03%, compared to 7.73%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2002, is appropriate.

         Stockholders' equity for June 30, 2002, totaled $163,641,000, representing an increase of $12,968,000 or 8.6% from $150,673,000 at December 31, 2001. Accumulated other comprehensive income, a component of stockholders' equity comprised of net unrealized gains and losses on available-for-sale securities, increased by $3,704,000 from December 31, 2001 to June 30, 2002. This increase reflected the effects of lower interest rates at second quarter-end 2002, compared to year-end 2001, on the market values of these securities. Excluding accumulated other comprehensive income, the increase in total stockholders' equity was 6.3%.

         Internal capital generation (net income less dividends) was responsible for $8,784,000 of the increase in total stockholders' equity during the first six months of 2002. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 11.5% for the first half of 2002, compared to 10.1% for the year ended December 31, 2001.
           External capital formation (equity created through the issuance of stock under the employee stock purchase and stock option plans) totaled $480,000 during the first six months of 2002. There were no share repurchases over the period.

         Dividends for the first six months of the year were $0.34 per share in 2002, compared to $0.29 per share in 2001, representing, when expressed as a percentage of diluted net income per share, dividend payout ratios of 36.56% and 37.18%, respectively.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Net income for the first six months of the year increased $2,542,000 or 22.8% to $13,714,000 in 2002 from $11,172,000 in 2001, representing annualized returns on average equity of 17.93% and 16.72%, respectively. Second quarter year-to-date diluted earnings per share were $0.93 in 2002, compared to $0.78 in 2001.

Sandy Spring Bancorp and Subsidiaries
Table 3 - Consolidated Average Balances, Yields and Rates



                                                                            Six Months Ended June 30,
(Dollars in thousands and tax equivalent)                             2002                              2001
--------------------------------------------------------------------------------------------------------------------------
                                                            Average             Average        Average           Average
                                                            Balance            Yield/Rate      Balance          Yield/Rate
                                                          ----------------------------------------------------------------

Assets
    Total loans and leases                                $ 1,028,393            7.10%       $   988,013            8.48%
    Total securities                                          896,444            6.09            707,058            6.91
    Other earning assets                                       32,297            1.68             35,410            4.73
                                                          -----------                        -----------
       TOTAL EARNING ASSETS                                 1,957,134            6.55%         1,730,481            7.76%
    Non-earning assets                                        135,005                            135,257
                                                          -----------                        -----------
       Total assets                                       $ 2,092,139                        $ 1,865,738
                                                          ===========                        ===========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                      $   170,944            0.27%       $   151,528            0.98%
    Money market savings deposits                             387,347            1.18            350,463            3.81
    Regular savings deposits                                  134,246            1.01            103,140            1.69
    Time deposits                                             422,963            3.41            413,157            5.58
                                                          -----------                        -----------
       Total interest-bearing deposits                      1,115,500            1.87          1,018,288            3.89
    Short-term borrowings                                     430,782            3.55            354,094            5.02
    Long-term borrowings                                      114,138            7.22            112,725            7.22
                                                          -----------                        -----------
       Total interest-bearing liabilities                   1,660,420            2.67          1,485,107            4.41
                                                                                 ----                               ----
    Noninterest-bearing demand deposits                       265,172                            233,149
    Other noninterest-bearing liabilities                      12,335                             12,766
    Stockholders' equity                                      154,212                            134,716
                                                          -----------                        -----------
       Total liabilities and stockholders' equity         $ 2,092,139                        $ 1,865,738
                                                          ===========                        ===========

    Net interest spread                                                          3.88%                             3.35%
                                                                                 ====                              ====
    Net interest margin (1)                                                      4.28%                             3.97%
                                                                                 ====                              ====

    Ratio of average earning assets to
       Average interest-bearing liabilities                    117.87%                            116.52%
                                                          ===========                        ===========



(1) Net interest margin = net interest income / total interest-earning assets

For the six month period ending June 30, operating (non-GAAP) net income increased $2,417,000 or 20.2% to $14,378,000 in 2002 (which would result in a $0.05 greater diluted earnings per share amount than shown above on a GAAP net income basis) from $11,961,000 in 2001 (which would result in a $0.01 greater diluted earnings per share amount). These results exclude securities gains ($230,000 in 2002 versus $130,000 in 2001), the gain on the sale of the credit card portfolio ($256,000 in 2001), goodwill amortization ($333,000 in 2001), and the amortization of intangible assets ($1,329,000 in 2002 versus $1,358,000 in 2001).

         The net interest margin increased by 31 basis points to 4.28% for the six months ended June 30, 2002, from 3.97% for the like period of 2001, while the net interest spread increased by 53 basis points, to 3.88% from 3.35%. First half interest rate performance improved in 2002, compared to 2001, as the Company achieved a smaller decline in average earning asset yield than in average funding rate. The net interest margin includes the favorable effects of funding interest-earning assets from noninterest-bearing sources. The level of such funding was slightly greater for the first half of 2002, compared to the first half of 2001. However, the benefit derived from zero interest rate funding of earning assets is not as great when interest rates fall, since then, as in 2002, alternative funding with interest-bearing liabilities becomes less expensive.

NET INTEREST INCOME

         Net interest income for the first six months of the year was $38,658,000 in 2002, an increase of 21.5% from $31,806,000 in 2001, due to a higher volume of average earning assets and a greater net interest margin. On a tax-equivalent basis, net interest income increased by 22.6%, to $41,796,000 in 2002 from $34,104,000 in 2001. The effects of average balances, yields and rates are presented in table 3 above.

         For the first six months, tax-equivalent interest income decreased by $2,824,000 or 4.2% in 2002, compared to 2001. Average earning assets rose 13.1% over the prior year period, while the average yield earned on those assets decreased by 121 basis points to 6.55%. Comparing the first six months of 2002 versus 2001, average total loans and leases grew by 4.1% to $1,028,393,000 (52.5% of average earning assets, versus 57.1% a year ago), while recording a 138 basis point decline in average yield to 7.10%. Average residential real estate loans increased by 8.7% (attributable primarily to construction lending), and average consumer loans increased by 5.9% (attributable to home equity products). Average commercial loans and leases decreased by 0.2% (reflecting declines in construction and leasing, largely offset by increases in real estate and other commercial). Over the same period, average total securities rose by 26.8% to $896,444,000 (45.8% of average earning assets, versus 40.9% a year ago), while the average yield earned on those assets decreased by 82 basis points to 6.09%.

         Interest expense for the first six months of the year decreased significantly by $10,516,000 or 32.3% in 2002, compared to 2001. Average interest-bearing liabilities rose 11.8% over the prior year period, while the average rate paid on these funds decreased by 174 basis points to 2.67%. All major deposit categories and short-term borrowings grew in conjunction with declines in average rate, while long-term borrowings remained essentially level in both volume and average rate. Most important was the significant decline in deposit rates. This was due primarily to effects of sharply reduced core deposit interest rates on adjustable rate products, and of time deposit maturities with run off or repricing, as well as new accounts, at the lower rates.

CREDIT RISK MANAGEMENT

         During the first six months of the year, the provision for credit losses increased to $2,170,000 in 2002 from $984,000 in 2001. The provision reflects the impact of continued growth in loans, increases in watch listed credits, the seasoning of substantial loan growth over the past eighteen months, considerations associated with the general economic environment, and other factors considered in Bancorp's allowance methodology. Recognition of the downturn in economic activity resulted in increased need for reserves to allow for a higher level of adversely risk rated credits and adverse effects of economic conditions on certain segments of the loan and lease portfolio. While the Company's level of nonperforming loans and net credit losses in the table below shows a stable trend, overall trends in watch listed credits have seen increases as measured at June 30, 2002 compared to December 31, 2001. Substandard and special mention loans have potential or well-defined weaknesses, respectively, which cause some concerns about collectibility, although they may continue to perform according to their terms.

Table 4 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:



                                                                   Six Months Ended       Twelve Months Ended
                                                                    June 30, 2002          December 31, 2001
-------------------------------------------------------------------------------------------------------------

Balance, January 1                                                     $ 12,653                 $ 11,530

Provision for credit losses                                               2,170                    2,470

Loan charge-offs:

  Residential real estate                                                    (3)                     (23)

  Commercial loans and leases                                              (134)                  (1,180)

  Consumer                                                                  (33)                    (225)
                                                                       --------                 --------

    Total charge-offs                                                      (170)                  (1,428)

Loan recoveries:

  Residential real estate                                                     0                        0

  Commercial loans and leases                                               247                       54

  Consumer                                                                   11                       27
                                                                       --------                 --------

    Total recoveries                                                        258                       81
                                                                       --------                 --------

Net recoveries (charge-offs)                                                 88                   (1,347)
                                                                       --------                 --------

      Balance, period end                                              $ 14,911                 $ 12,653
                                                                       ========                 ========

Net recoveries (charge-offs) to average loans and
leases (annual basis)                                                      0.02%                   (0.14)%

Allowance to total loans and leases                                        1.41%                    1.27%




The following table presents nonperforming assets at the dates indicated:



                                                                       June 30                December 31,
                                                                         2002                     2001
--------------------------------------------------------------------------------------------------------

Non-accrual loans and leases                                           $  5,730                 $  5,904

Loans and leases 90 days past due                                         1,761                    1,903
                                                                       --------                 --------

  Total nonperforming loans and leases*                                   7,491                    7,807

Other real estate owned                                                      79                       50
                                                                       --------                 --------

  Total nonperforming assets                                           $  7,570                 $  7,857
                                                                       ========                 ========

Nonperforming assets to total assets                                       0.35%                    0.38%
--------------------------------------------------------------------------------------------------------



* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $5,927,000 at June 30, 2002, compared to $4,126,000 at December 31, 2001. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future.

The Company has experienced net recoveries during the first six months of 2002 of $88,000, compared to net charge-offs of $934,000 for the same period of 2001, but does not expect this favorable trend to continue, as indicated above.

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

         Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgements of information available at the time of each examination. During the first six months of 2002, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.41% of total loans and leases at June 30, 2002 and 1.27% at December 31, 2001.

         Nonperforming loans and leases decreased by $316,000 to $7,491,000 while nonperforming assets decreased by $287,000 to $7,570,000 from December 31, 2001 to June 30, 2002. Expressed as a percentage of total assets, nonperforming assets decreased to 0.35% at June 30, 2002 from 0.38% at December 31, 2001. The allowance for credit losses represented 199% of nonperforming loans and leases at June 30, 2002, compared to coverage of 162% at December 31, 2001. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $79,000 at June 30, 2002, compared to $50,000 at December 31, 2001. The balance of impaired loans and leases was $5,231,000 at June 30, 2002, with specific reserves against those loans of $41,000, compared to $5,589,000 at December 31, 2001, with reserves of $91,000. Nonperforming and impaired loans and leases at June 30, 2002, and at December 31, 2001, included a problem credit of a single borrower in the amount of approximately $5,125,000 which is well collateralized, with no loss expected.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $13,483,000 for the six-month period ended June 30, 2002, a 29.7% or $3,088,000 increase from the same period in 2001. Excluding non-recurring securities gains ($230,000 in 2002 versus $130,000 in 2001) and the sale of the credit card portfolio ($256,000 in 2001), the increase in operating noninterest income was 32.4% or $3,244,000. Most of this change was due to similar amounts of growth in service charges on deposit accounts, mortgage banking revenues, income from trust operations and revenues from the sales of investment products, along with $1,776,000 of insurance agency commissions generated by the insurance subsidiary acquired in December 2001. Noninterest income performance reported above reflects management's desire to both grow and diversify its sources of noninterest income.

         Total noninterest expenses were $31,416,000 for the six-month period ended June 30, 2002, a 20.4% or $5,329,000 increase from the same period of 2001. These results include goodwill amortization (none in 2002 due to adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, versus $333,000 in 2001) and intangible asset amortization ($1,329,000 in 2002 versus $1,358,000 in 2001). Excluding these items, the increase in operating noninterest expenses was 23.3% or $5,691,000. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in operating expenses during the first half of the year occurred in salaries and benefits (up 38.5% or $5,209,000), reflecting increases in staff, merit raises and higher incentive compensation. Since June 30, 2001, the Company has opened three new branches (including its first branch in Frederick County), consolidated two branches into one, and added an insurance subsidiary. As a result, average full-time equivalent employees increased by 76 persons (representing a 16.6% increase), to 534 during the first six months of 2002, from 458 during the like period in 2001. With the exclusion of non-operating items of income and expense from earnings, the ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $27,000 in 2002 and $26,000 in 2001.

INCOME TAXES

         The effective tax rate for the six-month period ended June 30 was 26.1% in 2002, which was essentially unchanged from 2001.

C. RESULTS OF OPERATIONS - SECOND QUARTER 2002 AND 2001

         Second quarter net income of $7,158,000 ($0.48 per share-diluted) in 2002 was $1,291,000 or 22.0% above net income of $5,867,000 ($0.41 per share-diluted) shown for the same quarter of 2001. Annualized returns on average equity for these periods were 18.45% in 2002 versus 17.02% in 2001.

         Excluding nonoperating items, non-GAAP net income for the second quarter of 2002 was $7,560,000 (which would result in a $0.04 greater diluted earnings per share amount than shown above on a GAAP net income basis), compared to $6,217,000 for the second quarter of 2001 (which would result in a $0.03 greater diluted earnings per share amount), representing an increase of 21.6%. These results exclude securities losses ($3,000 in 2002), the gain on the sale of the credit card portfolio ($256,000 in 2001), goodwill amortization ($166,000 in 2001), and the amortization of intangible assets ($664,000 in 2002 versus $669,000 in 2001).

         Tax-equivalent net interest income rose 24.4% during the second quarter of 2002, versus the comparable period in 2001, to $21,752,000 from $17,485,000. The size of this change was determined by the combined effects of 11.9% higher average earning assets and a 44 basis point widening of the net interest margin.

         The second quarter provision for credit losses increased to $985,000 in 2002 from $492,000 in 2001. Reasons for the increase are discussed above in Credit Risk Management for the year-to-date. Concerns over the economic impact on the portfolios and increases in adversely risk rated credits contributed to the additions. Net recoveries of $49,000 were recorded for the second quarter of 2002, compared to net charge-offs of $604,000 for the second quarter of 2001.

         Noninterest income for the second quarter increased $1,212,000 or 22.1% in 2002, compared to 2001. On an operating basis, which primarily reflects the exclusion of securities losses ($3,000 in 2002) and the gain on the sale of the credit card portfolio ($256,000 in 2001), the increase in non-GAAP noninterest income was 28.2%. This change primarily reflected growth in service charges on deposit accounts, income from trust operations and revenues from the sales of investment products, along with $790,000 of insurance agency commissions generated by the insurance subsidiary acquired in December 2001.

         Second quarter noninterest expenses increased 22.0% or $2,902,000 to $16,117,000 in 2002 from $13,215,000 in 2001. Excluding goodwill ($166,000 in
2001) and the amortization of intangible assets ($664,000 in 2002 and $669,000 in 2001), operating (non-GAAP) noninterest expenses rose 24.8%, with the majority attributable, as in the year-to-date comparison, to higher salaries and benefits.

         The second quarter effective tax rate declined to 25.9% in 2002 from 26.9% in 2001, in part reflecting an increase in tax-advantaged investment securities.

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

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual shareholders' meeting held on April 17, 2002, the shareholders of the Company elected John Chirtea (with 11,761,157 votes for and 201,593 withheld), Joyce R. Hawkins (with 11,705,268 votes for and 257,482 withheld), Hunter R. Hollar (with 11,335,188 votes for and 627,562 withheld), and Craig A. Ruppert (with 11,734,879 votes for and 227,871 withheld) as directors for three year terms (Proposal I). There were no solicitations in opposition to management's nominees and all such nominees were elected. Mr. Ruppert was elected as a director at the January 2002 meeting of the Board of Directors, while the other three director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., David
E. Rippeon, Solomon Graham, Gilbert L. Hardesty, Charles F. Mess, Lewis R. Schumann, and W. Drew Stabler. Director Thomas O. Keech chose not to stand for re-election and retired effective at the conclusion of the 2002 Annual Meeting.

         Proposal II to amend Bancorp's 1999 stock option plan to increase the number of shares of common stock reserved for issuance under the plan from 600,000 to 1,600,000 shares was adopted by the shareholders at the annual meeting by a vote of 7,705,391 shares in favor and 1,925,292 shares against, with 2,116,199 broker non-votes and 215,868 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         Exhibit 99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
         Exhibit 99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

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


    Date: August 12, 2002





By: /S/ JAMES H. LANGMEAD
    ----------------------------------------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer

Date: August 9, 2002