Form 10-Q
period 2002-09-30
SANDY SPRING BANCORP INC
filed 2002-11-14
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------


Commission File Number: O-19065
                        -------


                             Sandy Spring Bancorp, Inc.
            -----------------------------------------------------
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

         The number of shares of common stock outstanding as of October 31, 2002 is 14,520,629 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                                           PAGE
-----------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         September 30, 2002 and December 31, 2001........................................... 1

         Consolidated Statements of Income for the Three and Nine Month Periods
         Ended September 30, 2002 and 2001 ................................................. 2

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2002 and 2001.................................... 4

         Consolidated Statements of Changes in Stockholders' Equity for the Nine
         Month Periods Ended September 30, 2002 and 2001 ................................... 6

         Notes to Consolidated Financial Statements......................................... 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................. 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.............................................................18

  ITEM 4. CONTROLS AND PROCEDURES...........................................................19

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................................19

  SIGNATURES................................................................................20

  CERTIFICATIONS............................................................................21

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                               September 30,    December 31,
(Dollars in thousands, except per share data)                                      2002             2001
-------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                      $    39,475    $    45,609

  Federal funds sold                                                                45,241         10,774

  Interest-bearing deposits with banks                                                 811            840

  Residential mortgage loans held for sale                                          20,716         16,682

  Investments available-for-sale (at fair value)                                   710,163        732,629

  Investments held-to-maturity -- fair value of $263,464 (2002) and
     $165,015 (2001)                                                               254,154        164,921

  Other equity securities                                                           19,812         16,929

  Total loans and leases                                                         1,066,405        995,919

    Less: allowance for credit losses                                              (15,220)       (12,653)
                                                                               -----------    -----------
       Net loans and leases                                                      1,051,185        983,266

  Premises and equipment, net                                                       35,534         32,584

  Accrued interest receivable                                                       17,038         15,163

  Goodwill                                                                           7,642          7,642

  Other intangible assets                                                           14,591         16,584

  Other assets                                                                      45,146         38,211
                                                                               -----------    -----------
     Total assets                                                              $ 2,261,508    $ 2,081,834
                                                                               ===========    ===========
LIABILITIES

  Noninterest-bearing deposits                                                 $   320,841    $   277,592

  Interest-bearing deposits                                                      1,144,306      1,109,867
                                                                               -----------    -----------
      Total deposits                                                             1,465,147      1,387,459

  Short-term borrowings                                                            459,325        411,132

  Guaranteed preferred beneficial interests in
    the Company's subordinated debentures                                           35,000         35,000

  Other long-term borrowings                                                       117,135         79,116

  Accrued interest payable and other liabilities                                    12,014         18,454
                                                                               -----------    -----------
      Total liabilities                                                          2,088,621      1,931,161

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares
issued  and outstanding 14,516,726 (2002) and 14,483,564 (2001)                     14,517         14,484

  Additional paid in capital                                                        20,960         20,347

  Retained earnings                                                                126,479        111,906

  Accumulated other comprehensive income                                            10,931          3,936
                                                                               -----------    -----------
      Total stockholders' equity                                                   172,887        150,673
                                                                               -----------    -----------
      Total liabilities and stockholders' equity                               $ 2,261,508    $ 2,081,834
                                                                               ===========    ===========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          --------------------   -------------------
(In thousands, except per share data)     2002            2001   2002           2001
------------------------------------------------------------------------------------

Interest Income:

 Interest and fees on loans and leases    $ 18,342    $ 19,950   $ 54,304   $ 61,251

 Interest on loans held for sale               249         175        576        515

 Interest on deposits with banks                (2)         33         15         88

 Interest and dividends on securities:

   Taxable                                   9,378      10,278     28,546     28,303

   Exempt from federal income taxes          2,870       2,085      7,867      5,973

Interest on federal funds sold                 130         204        386        986
                                          --------------------   -------------------
     TOTAL INTEREST INCOME                  30,968      32,725     91,694     97,116

Interest Expense:

 Interest on deposits                        4,893       8,796     15,213     28,443

 Interest on short-term borrowings           4,095       4,455     11,725     13,323

 Interest on long-term borrowings            2,046       2,051      6,165      6,121
                                          --------------------   -------------------
      TOTAL INTEREST EXPENSE                11,034      15,302     33,103     47,887
                                          --------------------   -------------------
NET INTEREST INCOME                         19,934      17,423     58,591     49,229

Provision for Credit Losses                    395         742      2,565      1,726
                                          ---------------------  -------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         19,539      16,681     56,026     47,503

Noninterest Income:

 Securities gains                              791         147      1,021        277

 Service charges on deposit accounts         1,917       1,802      5,748      5,356

 Gains on sales of mortgage loans            1,000         567      2,479      1,835

  Fees on sales of investment products         425         440      1,621      1,346

 Trust department income                       652         524      1,826      1,438

  Insurance agency commissions                 657           0      2,433          0

  Income from bank owned life insurance        493         416      1,360      1,214

 Other income                                1,680       1,355      4,610      4,180
                                          ---------------------   -------------------

      TOTAL NONINTEREST INCOME               7,615       5,251     21,098     15,646

Noninterest Expenses:

 Salaries and employee benefits              9,396       7,664     28,122     21,181

 Occupancy expense of premises               1,369       1,348      4,233      3,809

 Equipment expenses                            949         859      2,714      2,550

 Marketing                                     438         331      1,414        979

 Outside data services                         594         544      1,841      1,869

 Goodwill amortization                           0         167          0        500

 Amortization of intangible assets             665         570      1,994      1,928

 Other expenses                              2,436       2,314      6,945      7,068
                                          --------------------   -------------------

      TOTAL NONINTEREST EXPENSES            15,847      13,797     47,263     39,884
                                          --------------------   -------------------
Income Before Income Taxes                  11,306       8,135     29,861     23,265

Income Tax Expense                           3,049       2,183      7,890      6,141
                                          --------------------   -------------------

NET INCOME                                $  8,257    $  5,952   $ 21,971   $ 17,124
                                          ====================   ===================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                             Three Months Ended           Nine Months Ended
                                               September 30,               September 30
                                            ----------------------     ----------------------
(In thousands, except per share data)       2002            2001        2002           2001
-------------------------------------------------------------------    ----------------------

Basic Net Income Per Share                   $0.56          $0.41      $1.51            $1.19

Diluted Net Income Per Share                  0.56           0.40       1.49             1.18

Dividends Declared Per Share                  0.17           0.15       0.51             0.44



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                         Nine Months Ended
                                                                           September 30,

                                                                 -----------------------------------

                                                                     2002                 2001
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:

 Net income                                                              $  21,971    $  17,124

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             4,474        4,685

   Provision for credit losses                                               2,565        1,726

   Deferred income taxes                                                     1,163          696

   Origination of loans held for sale                                     (195,326)    (156,272)

   Proceeds from sales of loans held for sale                              193,771      153,055

   Gains on sales of loans held for sale                                    (2,479)      (1,835)

   Securities gains                                                         (1,021)        (277)

   Net increase in accrued interest receivable                              (1,875)        (869)

   Net increase in other assets                                            (10,358)     (15,510)

   Net increase  in accrued expenses                                         6,440        5,014

   Other - net                                                              (1,382)      (3,037)
                                                                         ---------    ---------
      Net cash provided by operating activities                              5,063        4,500

Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits with banks                29         (599)

 Purchases of investments held-to-maturity                                (132,242)     (58,930)

 Purchases of other equity securities                                       (2,882)      (2,742)

 Purchases of investments available-for-sale                              (768,586)    (605,310)

 Proceeds from sales of investments available-for-sale                     263,661       60,689

 Proceeds from maturities, calls and principal payments of investments      43,053       22,900
   held-to-maturity

 Proceeds from maturities, calls and principal payments of investments     539,401      416,082
   available-for-sale

 Proceeds from sales of other real estate owned                                 40          459

 Net increase in loans and leases                                          (70,515)     (38,507)

 Expenditures for premises and equipment                                    (5,837)      (3,040)
                                                                         ---------    ---------
     Net cash used by investing activities                                (133,878)    (208,998)

Cash flows from financing activities:

 Net increase in deposits                                                   77,688       93,335

 Net increase in short-term borrowings                                      45,973      111,251

 Proceeds from long-term borrowings                                         40,239       30,215

 Proceeds from issuance of common stock                                        646        1,996

 Dividends paid                                                             (7,398)      (6,320)
                                                                         ---------    ---------
     Net cash provided (used) by financing activities                      157,148      230,477
                                                                         ---------    ---------
Net increase in cash and cash equivalents                                   28,333       25,979

Cash and cash equivalents at beginning of year                              56,383       46,329
                                                                         ---------    ---------
Cash and cash equivalents at end of quarter                              $  84,716    $  72,308
                                                                         =========    =========

                                        4

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                 ------------------------------------
(Dollars in thousands)                                               2002                  2001
-----------------------------------------------------------------------------------------------------

Supplemental Disclosures:

  Interest payments                                                    $22,627               $47,249

  Income tax payments                                                    9,177                 7,049

Noncash Investing Activities:

  Transfers from loans to other real estate owned                           29                    47

  Reclassification of borrowings from long-term to short-term            2,220                   200



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accum-
                                                                                                    ulated
                                                                                                    Other
                                                                                                    Compre-          Total
                                                                   Additional                       hensive          Stock-
                                                     Common        Paid-in           Retained       Income           holders'
(Dollars in thousands, except per share data)        Stock         Capital           Earnings       (loss)           Equity
------------------------------------------------------------------------------------------------------------------------------

Balances at January 1, 2002                            $ 14,484       $ 20,347       $111,906      $  3,936       $150,673

Comprehensive income:

  Net income                                                                           21,971                       21,971
  Other comprehensive loss, net of tax
    and reclassification
    adjustment                                                                                        6,995          6,995
                                                                                                                  --------

Total comprehensive income                                                                                          28,966

Cash dividends - $0.51 per share                                                       (7,398)                      (7,398)
Common stock issued pursuant to:

  Stock option plan - 22,217 shares                          22            320                                         342

  Employee stock purchase plan --
    11,216 shares                                            11            293                                         304
                                                       --------       --------       --------      --------       --------


Balances at September 30, 2002                         $ 14,517       $ 20,960       $126,479      $ 10,931       $172,887
                                                       ========       ========       ========      ========       ========


Balances at January 1, 2001                            $  9,553       $ 22,511       $ 97,641      $ (2,147)      $127,558

Comprehensive income:

  Net income                                                                           17,124                       17,124
  Other comprehensive income, net of tax
    and reclassification adjustment                                                                   9,519          9,519
                                                                                                                  --------

Total comprehensive income                                                                                          26,643

Cash dividends - $0.44 per share                                                       (6,320)                      (6,320)

Common stock issued pursuant to:

  Stock option plan - 17,480 shares                          17            411                                         428
  Employee stock purchase plan - 1,782 shares                 2             51                                          53
  Dividend reinvestment and stock
  purchase plan - 46,068 shares                              46         1,469                                        1,515
                                                       --------       --------       --------      --------       --------

Balances at September 30, 2001                         $  9,618       $ 24,442       $108,445      $  7,372       $149,877
                                                       ========       ========       ========      ========       ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2001 Annual Report to Shareholders. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2001 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2002.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No. 147 addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeded the fair value of tangible and identifiable intangible assets acquired. The Statement allows for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. The Company is currently analyzing the effect, if any, SFAS No. 147 will have on the financial condition or results of operations.

Note 2 - Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change.

The Company adopted SFAS No. 142 effective January 1, 2002. The following presents the net income that would have been reported (pro-forma) had SFAS No. 142 been implemented January 1, 2001.

(Dollars and amounts in thousands, except             Three Months Ended        Nine Months Ended
  Per share data)                                        September 30,          September 30,
--------------------------------------------------------------------------------------------------
                                                        2002        2001       2002         2001
                                                        ----        ----       ----         ----
Reported net income                                    $ 8,257   $   5,952    $21,971   $   17,124
  Add back: goodwill amortization, net of tax effect         0         107          0          321
                                                       -------   ---------    -------   ----------
    Pro-forma net income                                 8,257       6,059     21,971       17,445
                                                       =======   =========    =======   ==========
Basic net income per share
  Reported net income                                  $  0.56   $    0.41    $  1.51   $     1.19
  Goodwill amortization                                      0        0.01          0         0.02
                                                       -------   ---------    -------   ----------
    Pro-forma net income per share                     $  0.56   $    0.42    $  1.51   $     1.21
                                                       =======   =========    =======   ==========
Diluted net income per share
  Reported net income                                  $  0.56   $    0.40    $  1.49   $     1.18
  Goodwill amortization                                      0        0.01          0         0.02
                                                       -------   ---------    -------   ----------
    Pro-forma net income per share                     $  0.56   $    0.42*   $  1.49   $     1.20
                                                       =======   =========    =======   ==========

*Components do not add to pro forma total due to rounding.

Note 3 - Per Share Data

         The calculations of net income per common share for the nine month periods ended September 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.

(Dollars and amounts in thousands, except            Three Months Ended     Nine Months Ended
  Per share data)                                       September 30,          September 30,
---------------------------------------------------------------------------------------------
                                                     2002       2001      2002     2001
                                                     ----       ----      ----     ----
Basic:
 Net income available to common stockholders        $ 8,257   $ 5,952   $21,971   $17,124
 Average common shares outstanding                   14,515    14,398    14,503    14,366
     Basic net income per share                     $  0.56   $  0.41   $  1.51   $  1.19
                                                    =======   =======   =======   =======
Diluted:
 Net income available to common stockholders        $ 8,257   $ 5,952   $21,971   $17,124

 Average common shares outstanding                   14,515    14,398    14,503    14,366
 Stock option adjustment                                213       185       216       148
                                                    -------   -------   -------   -------
   Average common shares outstanding-diluted         14,728    14,583    14,719    14,514
     Diluted net income per share                   $  0.56   $  0.40   $  1.49   $  1.18
                                                    =======   =======   =======   =======

Options on 137,000 shares of common stock are not included in computing diluted net income per share for the three months and nine months ended September 30, 2002 because their effects are antidilutive. There was no antidilutive effect for the same periods of 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis contains forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions and expectations; estimates of risk and of future costs, benefits and liquidity; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. Such forward-looking statements are identified by terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "intend," "likely," "unlikely," "continue," or similar terms. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, Sandy Spring Bancorp's actual results may differ materially from the anticipated results expressed in these forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Montgomery, Howard, Prince George's, Anne Arundel and Frederick Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2002, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 44% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 56%. Based upon the most recent data available, consumer deposits account for approximately 79% of total average deposits while nearly two-thirds of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. GAAP may change from one previously acceptable method to another method. The Company makes use of estimates in applying its accounting policies. A change in such estimates may a have a material impact on the presentation of the Company's financial condition, changes in financial condition, or results of operations for a reporting period. The estimates used in Management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have such a material effect.

NON-GAAP FINANCIAL MEASURES

         Management believes that discussion of operating income, which differs from income presented under generally accepted accounting principles ("GAAP"), is useful in comparing the period-to-period performance of the Company's core business operations. Non-GAAP operating income is different from income shown on the consolidated statements of income, consolidated statements of cash flows, and consolidated statements of changes in stockholders' equity included in this report because it excludes amounts of income and expense that are included in GAAP net income. Operating income for a period as defined by the Company excludes securities gains and losses, which often vary widely from period to period without appreciably affecting operating expenses; the amortization of goodwill and intangible assets; and significant non-recurring income and expenses. Management uses this non-GAAP financial measure to help it assess its performance with respect to core earnings. Operating income reported for other companies may not be comparable to amounts discussed in this report, because such other companies may define operating income differently. A reconciliation of net income on a GAAP basis to non-GAAP operating income is presented below:

                                                Three Months Ended            Nine Months Ended
(in thousands)                                     September 30,                September 30,
-----------------------------------------------------------------------------------------------------
                                                   2002          2001          2002           2001
                                                   ----          ----          ----           ----
Net income - GAAP basis                           $8,257         $5,952      $21,971          $17,124
Less non-GAAP adjustments:
  Securities gains                                  (791)          (147)      (1,021)            (277)
  Gain on sale of credit card portfolio                0              0            0             (256)
  Goodwill amortization                                0            167            0              500
  Amortization of intangible assets                  665            570        1,994            1,928
  Income tax effect of adjustments                    50           (234)        (385)            (750)
                                                ------------------------------------------------------
    Adjustments, net of income tax effect            (76)           356          588            1,145
                                                ------------------------------------------------------
      Operating income (non-GAAP)                 $8,181         $6,308      $22,559          $18,269
                                                ======================================================


A. FINANCIAL CONDITION

         The Company's total assets were $2,261,508,000 at September 30, 2002, compared to $2,081,834,000 at December 31, 2001, increasing $179,674,000 or 8.6%
during the first nine months of 2002. Earning assets increased $178,608,000 or 9.2% to $2,117,302,000 at September 30, 2002, from $1,938,694,000 at December
31, 2001.

         Total loans and leases, excluding loans held for sale, rose 7.1% or $70,486,000 during the first nine months of 2002, to $1,066,405,000. During this period, consumer loans increased by $24,550,000 (up 11.4%) due primarily to home equity products. Commercial loans and leases also increased, by $26,124,000 (up 5.9%), primarily reflecting growth in commercial loans not secured by real estate. Finally, residential real estate loans rose $19,812,000 (up 5.8%) attributable to higher residential mortgage loans. Residential mortgage loans held for sale increased by $4,034,000 from December 31, 2001, to $20,716,000 at September 30, 2002.

Table 1 -- Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                        September 30,  2002              %       December 31, 2001
-----------------------------------------------------------------------------------------------------------
Residential real estate                     $  359,609               34%             $ 339,797          34%
Commercial loans and leases                    467,665               44                441,540          44
Consumer                                       239,131               22                214,582          22
                                      ---------------------------- -------     ----------------------------
    Total Loans and Leases                   1,066,405              100%               995,919         100%
                                                                   =======                             ====
Less:  Allowance for credit losses             (15,220)                                (12,653)
                                      ----------------------------             ----------------------
    Net loans and leases                    $1,051,185                                $983,266
                                      ============================             ======================

         The total investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities of $984,129,000 showed approximately the same percentage increase as that for loans, up 7.6 % or $69,650,000 from December 31, 2001. Held-to-maturity securities increased by $89,233,000 or 54.1% during the first three quarters of 2002, while available-for-sale securities decreased by $22,466,000 or 3.1%.

The aggregate of federal funds sold and interest-bearing deposits with banks increased by $34,438,000 during the first nine months of 2002, reaching $46,052,000 at September 30, 2002.

         Total deposits were $1,465,147,000 at September 30, 2002, increasing $77,688,000 or 5.6% from $1,387,459,000 at December 31, 2001.
Noninterest-bearing demand deposits grew by $43,249,000 or 15.6% over the nine month period, reaching 22% of total deposits at third quarter-end, compared to 20% at year-end 2001. Regular savings also rose, by $42,151,000 (up 38.5%), to comprise 10% of total deposits at September 30, 2002 versus 8% at December 31, 2001. Partially offsetting these large increases, money market savings decreased $15,070,000 (down 3.8%) to 26% of total deposits from 28%. Over this period, the increase in total deposits more than kept pace with the funding requirements of loan growth.

         Total borrowings were $611,460,000 at September 30, 2002, which was $86,212,000 above December 31, 2001. Approximately two-thirds of this increase occurred in borrowings from the Federal Home Loan Bank of Atlanta. Most of these advances were associated with leverage programs, under which borrowed funds are invested in securities to enhance the Company's overall earnings performance. At September 30, 2002, short and long term borrowings under the leverage programs amounted to $350,000,000, compared to $285,100,000 at December 31, 2001. These leverage programs achieved net interest margins of approximately 1.00% for the nine months ended September 30, 2002 and 0.95% for the same period in 2001, which equated to diluted earnings per share of approximately $0.10 and $0.08 for the respective periods. The remaining third of the rise in total borrowings was in the form of repurchase agreements related primarily to commercial cash management services.

Table 2 -- Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                       September 30, 2002         %               December 31, 2001      %
---------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits          $    320,841              22%             $   277,592            20%
Interest-bearing deposits:
  Demand                                   173,915              12                  166,603            12
  Money market savings                     381,225              26                  396,295            28
  Regular savings                          151,560              10                  109,409             8
  Time deposits less than $100,000         314,662              22                  316,786            23
  Time deposits $100,000 or more           122,944               8                  120,774             9
                                     --------------------------------------------------------------------
    Total interest-bearing               1,144,306              78                1,109,867            80
                                     ---------------------------------------------------------------------
       Total deposits                 $  1,465,147             100%             $ 1,387,459           100%
                                     ====================================================================

MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long- term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At September 30, 2002, as at December 31, 2001, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates. (See Table 3.) Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from September 30, 2002, the simulation analysis indicates that net interest income would decline by 3% over a twelve month period given a decrease in interest rates of 100 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 8%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of September 30, 2002 show short-term investments exceeding short-term borrowings by $103,656,000 (substantially above $2,400,000 at December 31, 2001) over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an overall line of credit for $676,350,000 with the Federal Home Loan Bank of Atlanta, of which approximately $359,355,000 was outstanding at September 30, 2002. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $248,668,000 at September 30, 2002, against which there were outstandings of approximately $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2002.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 14.72% at September 30, 2002, compared to 14.10% at December 31, 2001; a tier 1 risk-based capital ratio of 13.45%, compared to 12.98%; and a capital leverage ratio of 8.10%, compared to 7.73%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2002, is appropriate.

         Stockholders' equity for September 30, 2002, totaled $172,887,000, representing an increase of $22,214,000 or 14.7% from $150,673,000 at December 31, 2001. Accumulated other comprehensive income, a component of stockholders' equity comprised of net unrealized gains and losses on available-for-sale securities, increased by $6,995,000 from December 31, 2001 to September 30, 2002. This increase reflected the effects of lower interest rates at third quarter-end 2002, compared to year-end 2001, on the market values of these securities. Excluding accumulated other comprehensive income, the increase in total stockholders' equity was 10.4%.

         Internal capital generation (net income less dividends) was responsible for $14,573,000 of the increase in total stockholders' equity during the first nine months of 2002. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 12.3% for the first nine months of 2002, compared to 10.1% for the year ended December 31, 2001.

           External capital formation (equity created through the issuance of stock under the employee stock purchase and stock option plans) totaled $646,000 during the nine month period ended September 30, 2002. There were no share repurchases over the period.

         Dividends for the first nine months of the year were $0.51 per share in 2002, compared to $0.44 per share in 2001, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 34.23% versus 37.29%.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001
         Net income for the first nine months of the year increased $4,847,000 or 28.3% to $21,971,000 in 2002 from $17,124,000 in 2001, representing annualized returns on average equity of 18.54% and 16.58%, respectively. Third quarter year-to-date diluted earnings per share (EPS) were $1.49 in 2002, compared to $1.18 in 2001.

         For the nine month period ending September 30, 2002, operating (non-GAAP) net income increased $4,290,000 or 23.5% to $22,559,000 (which would result in a $0.04 greater diluted EPS amount than shown above on a GAAP net income basis) from $18,269,000 in 2001 (which would result in a $0.08 greater diluted EPS amount). In these periods, non-GAAP operating income excludes securities gains of $1,021,000 in 2002 versus $277,000 in 2001, goodwill amortization of $500,000 in 2001, amortization of intangible assets of $1,994,000 in 2002 versus $1,928,000 in 2001, and the non-recurring gain on the sale of the credit card portfolio of $256,000 in 2001, net of related income tax effects.

Sandy Spring Bancorp and Subsidiaries
TABLE 3 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)



                                                                            For the nine months ended September 30,
                                                                             2002                            2001
                                                                 ---------------------------------------------------------------
                                                                   Average         Average         Average            Average
                                                                   Balance        Yield/Rate       Balance           Yield/Rate
                                                                 ---------------------------------------------------------------

Assets
    Total loans and leases                                       $1,045,525          7.01%        $  993,963            8.30%
    Total securities (1)                                            912,161          6.04            745,346            6.82
    Other earning assets                                             32,565          1.64             32,364            4.42
                                                                 ----------                       ----------
       TOTAL EARNING ASSETS                                       1,990,251          6.48%         1,771,673            7.61%
    Nonearning assets                                               133,528                          136,040
                                                                 ----------                       ----------
       Total assets                                              $2,123,779                       $1,907,713
                                                                 ==========                       ==========
Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                             $  172,570          0.30%        $  151,057            0.90%
    Money market savings deposits                                   384,180          1.20            357,203            3.45
    Regular savings deposits                                        140,477          0.94            103,830            1.62
    Time deposits                                                   424,271          3.27            420,360            5.39
                                                                 ----------                       ----------
       Total interest-bearing deposits                            1,121,498          1.81          1,032,450            3.68
    Short-term borrowings                                           444,250          3.52            372,073            4.78
    Long-term borrowings                                            114,473          7.18            113,186            7.21
                                                                 ----------                       ----------
       Total interest-bearing liabilities                         1,680,221          2.63          1,517,709            4.22
                                                                                    -----                              -----
    Noninterest-bearing demand deposits                             271,826                          239,379
    Other noninterest-bearing liabilities                            13,262                           12,563
    Stockholders' equity                                            158,470                          138,062
                                                                 ----------                       ----------
       Total liabilities and stockholders' equity                $2,123,779                       $1,907,713
                                                                 ==========                       ==========

    Net interest spread                                                              3.85%                              3.39%
                                                                                    =====                              =====
    Net interest margin (2)                                                          4.26%                              4.00%
                                                                                    =====                              =====
    Ratio of average earning assets to
       Average interest-bearing liabilities                          118.45%                          116.73%
                                                                 ==========                       ==========



(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal Income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields aggregated to $1,923,000 and $1,439,000 in the quarters ended September 30, 2002 and 2001, and $4,799,000 and $3,723,000 for the nine months ended September 30, 2002 and 2001, respectively.

(2) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

         The net interest margin increased by 26 basis points to 4.26% for the nine months ended September 30, 2002, from 4.00% for the like period of 2001, while the net interest spread increased by 46 basis points, to 3.85% from 3.39%. Interest rate performance after three quarters improved in 2002, compared to 2001, as the Company achieved a smaller decline in average earning asset yield than in average funding rate. The net interest margin includes the favorable effects of funding interest-earning assets from noninterest-bearing sources. The level of such funding was slightly greater for the first nine months of 2002, compared to the first nine months of 2001. However, the benefit derived from zero interest rate funding of earning assets is not as great when interest rates fall, since then, as in 2002, alternative funding with interest-bearing liabilities becomes relatively less expensive.

NET INTEREST INCOME

         Net interest income for the first nine months of the year was $58,591,000 in 2002, an increase of 19.0% over $49,229,000 in 2001, due to a higher volume of average earning assets and a greater net interest margin. On a tax-equivalent (non-GAAP) basis, net interest income increased by 19.7% to $63,390,000 in 2002, from $52,952,000 in 2001. The effects of average balances, yields and rates are presented in table 3.

         For the first nine months, tax-equivalent interest income increased $4,346,000 or 4.3% in 2002, compared to 2001. Average earning assets rose 12.3% over the prior year period, to $1,990,251,000 from $1,771,673,000, while the average yield earned on those assets decreased by 113 basis points to 6.48%. Comparing the first nine months of 2002 versus 2001, average total loans and leases grew by 5.2% to $1,045,525,000 (52.5% of average earning assets, versus 56.1% a year ago), while recording a 129 basis point decline in average yield to 7.01%. Average residential real estate loans increased by 9.9% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 8.3% (attributable to home equity products); and, average commercial loans and leases grew by 0.3% (due to an increase in the other commercial category largely offset by declines in real estate, construction, and leasing). Over the same period, average residential real estate loans increased by $44,081,000 or 15.5% due primarily to growth in residential construction lending, and average consumer loans increased by $13,244,000 or 6.6%. Over the same period, average total securities rose by 22.4% to $912,161,000 (45.8% of average earning assets, versus 42.1% a year ago), while the average yield earned on those assets decreased by 78 basis points to 6.04%.

         Interest expense for the first nine months of the year decreased significantly by $14,784,000 or 30.9% in 2002, compared to 2001. Average total interest-bearing liabilities rose 10.7% over the prior year period, while the average rate paid on these funds decreased by 159 basis points to 2.63%. All major deposit categories and both short and long term borrowings grew in conjunction with declines in average rate. Most important was the significant decline in deposit rates. This was due primarily to effects of sharply reduced core deposit interest rates, and of time deposit maturity repricings, as well as new accounts, at the lower rates.

CREDIT RISK MANAGEMENT

         The allowance for credit losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on differences between the loan balance and the value of collateral, the present value of future cash flows, or values that are observable in the secondary market. Management determines the appropriate amount of the allowance using the systematic methodology described below.

         The Company's allowance for credit losses has three basic components: the historical loss allowance, specific allowances, and allowances based upon evaluation of other factors relating to the portfolio. Each of these components is based upon estimates that can and do change when the actual events occur.

         The historical loss allowance establishes allowances for the major loan categories based upon their respective historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest impact. The use of these factors in the methodology, because of their relationship to actual results, is intended to narrow differences between estimated and realized losses.

         The specific allowance is used to individually allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may have been incurred. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Formula allowances are established according to the application of credit risk factors for other internally risk-rated loans, for individual consumer and residential loans and commercial leases having reached nonaccrual or 90 day past due status, and for unfunded commitments. Each risk-rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Credit risk factors increase with the worsening of the internal risk rating. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk rating category when management becomes aware that a loss may have been incurred in addition to that calculated by use of the credit risk factor for that general risk category.

         The third component of the allowance is primarily based upon management's regular evaluation of the following factors (which are included in federal bank regulatory guidelines): trends in delinquencies and nonaccruals, size of credits relative to the allowance, volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which may also be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty. The required analysis is regularly and carefully undertaken by management, and the risk factors are revised as conditions indicate.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         During the first nine months of the year, the provision for credit losses increased to $2,565,000 in 2002, from $1,726,000 in 2001. The Company has experienced net recoveries during the first nine months of 2002 of $2,000, compared to net charge-offs of $1,034,000 for the same period of 2001, but does not expect this favorable trend to continue.

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

         Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgements of information available at the time of each examination. During the first nine months of 2002, there were no changes in estimation methods that affected the allowance methodology. The allowance for credit losses was 1.43% of total loans and leases at September 30, 2002 and 1.27% at December 31, 2001.

         The allowance increased by $2,567,000 or 20.3% during the first nine months of 2002, from $12,653,000 at December 31, 2001 to $15,220,000 at
September 30, 2002. Most of this change was attributable to higher reserves for commercial loans, comprised of commercial real estate and construction loans, leases and other commercial loans. The commercial loan portfolio grew by 5.9% over the period. The allowance for this category increased by 40.7% or $2,479,000. The increase was due, in part, to the growth in commercial loans as well as higher levels of specific allowances and allowances based upon other factors relating to the portfolio. The specific allowance for commercial loans nearly doubled, increasing by $1,670,000, due primarily to a specific reserve for a single borrower. Bancorp does not have significant exposure to other borrowers in that borrower's industry. In addition, other risk rated credits giving rise to reserves within the specific allowance, based upon the application of credit risk factors, increased by $3,963,000 or 23.6%. This change was largely attributable to the addition of an existing loan to the watch list. A number of other factors also contributed to higher reserves, none of which was especially significant by itself, including trends in delinquencies and nonaccrual loans, and evaluation of portfolio concentrations, economic conditions, and credit administration and risk identification systems. Management believes that the commercial portfolio carries with it a higher level of credit risk during economic slowdowns.

         With respect to residential real estate loans, the allowance decreased 19.0% during the nine-month period ended September 30, 2002. Residential real estate loans increased 5.9% year-to-date September 30, 2002. The decline in the related allowance was due primarily to smaller effects of historical losses on the historical loss allowance, and other factors such as lower reserve requirements computed against growth trends over the past eighteen months as the rate of increase in the size of the portfolio has continued to fall. The allowance arising from consumer loans rose 28.0% or $644,000 during the first nine months of 2002. The consumer portfolio grew 11.4%. The change in allowance reflected an increase in the specific allowance on an existing portfolio of manufactured housing credits (comprising 0.7% of outstanding loans) affected adversely by economic conditions, and higher risk factors related to evaluation of portfolio concentrations and economic conditions.

         Nonperforming loans and leases decreased by $676,000 to $7,131,000 while nonperforming assets decreased by $682,000 to $7,175,000 from December 31, 2001 to September 30, 2002. Expressed as a percentage of total assets, nonperforming assets decreased to 0.32% at September 30, 2002 from 0.38% at December 31, 2001. The allowance for credit losses represented 213% of nonperforming loans and leases at September 30, 2002, compared to coverage of 162% at December 31, 2001. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $44,000 at September 30, 2002, compared to $50,000 at December 31, 2001. The balance of impaired loans and leases was $5,612,000 at September 30, 2002, with specific reserves against those loans of $88,000, compared to $5,589,000 at December 31, 2001, with reserves of $91,000. Nonperforming and impaired loans and leases at September 30, 2002, and at December 31, 2001, included a problem credit of a single borrower in the amount of approximately $5,125,000 that has been fully repaid since September 30, 2002.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $21,098,000 for the nine-month period ended September 30, 2001, a 34.8% or $5,452,000 increase from the same period of 2001. Excluding non-recurring securities gains ($1,021,000 in 2002 versus $277,000 in 2001) and the sale of the credit card portfolio ($256,000 in 2001), the increase in operating noninterest income was 32.8% or $4,965,000. Approximately 50% of this change was due to $2,433,000 of insurance agency commissions generated by an insurance agency acquired in December 2001. Other contributors to the increase included mortgage banking revenues (up $644,000), service charges on deposit accounts (up $392,000), income from trust operations (up $388,000), and revenues from the sales of investment products (up $275,000). Noninterest income performance reported above reflects management's desire to both increase and diversify its sources of noninterest income.

         Total noninterest expenses were $47,263,000 for the nine-month period ended September 30, 2002, an 18.5% or $7,379,000 increase from the same period of 2002. These results include goodwill amortization (none in 2002 due to adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, versus $500,000 in 2001) and intangible asset amortization ($1,994,000 in 2002 versus $1,928,000 in 2001). Excluding these items, the increase in operating noninterest expenses was 20.9% or $7,814,000. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in operating expenses during the first three quarters of the year occurred in salaries and benefits (up 32.8% or $6,941,000), attributable in part

Table 4 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                                 Nine Months Ended      Twelve Months Ended
                                                September 30, 2002       December 31, 2001
-------------------------------------------------------------------------------------------

Balance, January 1                                 $ 12,653                   $ 11,530
Provision for credit losses                           2,565                      2,470
Loan charge-offs:
  Residential real estate                               (57)                       (23)
  Commercial loans and leases                          (142)                    (1,180)
  Consumer                                              (97)                      (225)
                                                   --------                   --------

    Total charge-offs                                  (296)                    (1,428)

Loan recoveries:
  Residential real estate                                 0                          0
  Commercial loans and leases                           274                         54
  Consumer                                               24                         27
                                                   --------                   --------
    Total recoveries                                    298                         81
                                                   --------                   --------
Net recoveries (charge-offs)                              2                     (1,347)
      Balance, period end                          $ 15,220                   $ 12,653
                                                   --------                   --------
Net charge-offs to average loans and
     Leases (annual basis)                             0.00%                      0.14%
Allowance to total loans and leases                    1.43%                      1.27%



The following table presents nonperforming assets at the dates indicated:



                                                 September 30                December 31,
                                                     2002                       2001
-----------------------------------------------------------------------------------------
Non-accrual loans and leases                       $  6,109                   $  5,904
Loans and leases 90 days past due                     1,022                      1,903
                                                   --------                   --------
  Total nonperforming loans and leases*               7,131                      7,807
Other real estate owned                                  44                         50
  Total nonperforming assets                       $  7,175                   $  7,857
                                                   ========                   ========
Nonperforming assets to total assets                   0.32%                      0.38%
-----------------------------------------------------------------------------------------


* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $6,401,000 at September 30, 2002, compared to $4,126,000 at December 31, 2001. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future.

to increases in staff, merit raises and higher incentive compensation. The Company has opened a new branch (its first in Frederick County) and added an insurance agency since September 30, 2001. Additionally, two new branch openings and a branch consolidation occurred in the third quarter of 2001. The net result of these changes was an increase of 69 average full-time equivalent employees (representing a 14.8% increase), to 536 during the first nine months of 2002, from 467 during the like period in 2001. There was a significant 44.4% or $435,000 rise in third quarter year-to-date marketing expenses in 2002, compared to 2001, to $1,414,000 due primarily to higher advertising expenses. With the exclusion of non-operating items of income and expense from earnings, the ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $42,000 in 2002 and $39,000 in 2001.

INCOME TAXES

         The effective tax rate was 26.4% for the nine month periods ended September 30, 2002 and 2001.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2002 AND 2001

         Third quarter net income of $8,257,000 ($0.56 per share-diluted) in 2002 was $2,305,000 or 38.7% above net income of $5,952,000 ($0.40 per share-diluted) shown for the same quarter of 2001. Annualized returns on average equity for these periods were 19.64% in 2002 versus 16.33% in 2001.

         Excluding nonoperating items, non-GAAP operating net income for the third quarter of 2002 was $8,181,000 (which would result in no change in the diluted earnings per share amount shown above on a GAAP net income basis), compared to $6,308,000 for the third quarter of 2001 (which would result in a $0.03 greater diluted earnings per share amount), representing an increase of 29.7%. These results exclude securities gains ($791,000 in 2002 versus $147,000 in 2001), goodwill amortization ($167,000 in 2001), and the amortization of intangible assets ($665,000 in 2002 versus $570,000 in 2001).

         Tax-equivalent net interest income rose 15.9% during the third quarter of 2002, versus the comparable period in 2001, to $21,856,000 from $18,862,000. The size of this change was determined by the combined effects of 11.1% higher average earning assets and a 19 basis point widening of the net interest margin.

         The third quarter provision for credit losses decreased to $395,000 in 2002 from $742,000 in 2001. Net charge-offs of $86,000 were recorded for the third quarter of 2002, compared to net charge-offs of $100,000 for the third quarter of 2001.

         Noninterest income for the third quarter increased $2,364,000 or 45.0% in 2002, compared to 2001. On an operating basis, which primarily reflects the exclusion of securities gains ($791,000 in 2002 versus $147,000 in 2001), the increase in non-GAAP noninterest income was 33.7%. This change primarily reflects $657,000 in insurance agency commissions generated by the insurance subsidiary acquired in December 2001, along with growth in gains on sales of mortgage loans.

         Third quarter noninterest expenses increased 14.9% or $2,050,000 to $15,847,000 in 2002 from $13,797,000 in 2001. Excluding goodwill ($167,000 in
2001) and the amortization of intangible assets ($665,000 in 2002 versus $570,000 in 2001), operating (non-GAAP) noninterest expenses rose 16.2%, with the majority attributable, as in the year-to-date comparison, to higher salaries and benefits.

         The third quarter effective tax rate was 27.0% in 2002, similar to 26.8% recorded in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  99.1 Certification of Principal Executive Officer pursuant to
                       18 U.S.C. Section 1350

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

  Date: November 14, 2002



By:  /S/ JAMES H. LANGMEAD
   -----------------------
    James H. Langmead

    Executive Vice President and Chief Financial Officer

  Date: November 14, 2002

CERTIFICATION

I, Hunter R, Hollar, President and Chief Executive Officer of Sandy Spring Bancorp, Inc. ("Bancorp"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                               /s/ Hunter R. Hollar
      -----------------                               --------------------------
                                                      Hunter R. Hollar
                                                      President and
                                                      Chief Executive Officer

CERTIFICATION

I, James H. Langmead, Executive Vice President and Chief Financial Officer of Sandy Spring Bancorp, Inc. ("Bancorp"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                             /s/ James H, Langmead
      -----------------                             ------------------------
                                                    James H. Langmead
                                                    Executive Vice President and
                                                    Chief Financial Officer