Form 10-K
period 2002-12-31
SANDY SPRING BANCORP INC
filed 2003-03-12
CIK 824410

SANDY SPRING BANCORP, INC.

2002 ANNUAL REPORT

ON FORM 10-K

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

Commission File Number 0-19065

SANDY SPRING BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1532952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 301-774-6400.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by a check mark if the registrant is an accelerated filer. YES  X       NO

The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 14,087,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2002, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $453 million based on the closing sales price of $32.15 per share of the registrant’s Common Stock on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on February 11, 2003, approximately 14,542,000 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 2003 (the “Proxy Statement”).

SANDY SPRING BANCORP, INC.

Index
Forward-Looking Statements	4
Form 10-K Cross Reference Sheet	5
Sandy Spring Bancorp, Inc.	6
About this Report	6
Five Year Summary of Selected Financial Data	7
Securities Listing, Prices and Dividends	8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Consolidated Financial Statements	27
Notes to the Consolidated Financial Statements	31
Management’s Statement of Responsibility	52
Report of Independent Auditors	53
Other Material Required by Form 10-K:
Description of Business	53
Executive Officers	61
Controls and Procedures	62
Properties	63
Exhibits, Financial Statements, and Reports on Form 8-K	64
Signatures	66
Certifications	67

Forward-Looking Statements

Sandy Spring Bancorp makes forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management’s estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp’s actual future results may differ materially from those indicated. In addition, the Company’s past results of operations do not necessarily indicate its future results.

SANDY SPRING BANCORP, INC.

Form 10-K Cross Reference Sheet of Material Incorporated by Reference

The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by United States Securities and Exchange Commission (“SEC”) Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location
PART I
Item 1.	Business	“Forward-Looking Statements” on page 4, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 6, and “Business” on pages 53 through 62.
Item 2.	Properties	“Properties” on pages 63 and 64.
Item 3.	Legal Proceedings	Note 18 “Litigation” on page 46.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2002.
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	“Securities Listing, Prices, and Dividends” on page 8 and 9.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 7.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 4, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 26.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 4 and “Market Risk Management” on pages 24 through 26.
Item 8.	Financial Statements and Supplementary Data	Pages 27 through 53.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the certifying accountants for Sandy Spring Bancorp or any of its subsidiaries.
PART III
Item 10.	Directors and Executive Officers of the Registrant	The material labeled “Election of Directors—Information as to Nominees and Continuing Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated in this Report by reference.
Information regarding executive officers is included under the caption “Executive Officers” on pages 61 and 62 of this Report.
Item 11.	Executive Compensation	The material labeled “Corporate Governance and Other Matters,” “Executive Compensation,” “Report of the Human Resources Committee,” and “Stock Performance Comparisons” in the Proxy Statement is incorporated in this Report by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	“Equity Compensation Plan Information” on page 8 and the material labeled “Stock Ownership of Directors and Executive Officers” in the Proxy Statement, which is incorporated in this Report by reference.

	Item of Form 10-K	Location
Item 13.	Certain Relationships and Related Transactions	The material labeled “Transactions and Relationships with Management” in the Proxy Statement is incorporated in this Report by reference.
Item 14.	Controls and Procedures	“Controls and Procedures” on page 62.
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	“Exhibits, Financial Statements, and Reports on Form 8-K” on pages 64 and 65.
SIGNATURES		“Signatures” on page 66.
CERTIFICATIONS		“Certifications” on pages 67 and 68.

Sandy Spring Bancorp, Inc.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company. Sandy Spring Bancorp is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank traces its origin to 1868 and offers a broad range of commercial banking, retail banking and trust services through 30 community offices and 45 ATMs located in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland.

About This Report

This report comprises the entire 2002 Form 10-K, other than exhibits, as filed with the SEC. The 2002 annual report to shareholders, including this report, and the annual proxy materials for the 2003 annual meeting are being distributed together to the shareholders. Please see page 65 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Results of Operations:
Interest income	$122,722	$127,870	$118,680	$94,387	$84,272
Interest expense	43,900	61,043	61,260	42,128	38,749
Net interest income	78,822	66,827	57,420	52,259	45,523
Provision for credit losses	2,865	2,470	2,690	1,216	552
Net interest income after provision for credit losses	75,957	64,357	54,730	51,043	44,971
Noninterest income, excluding securities gains	27,713	21,490	17,251	12,230	11,270
Securities gains	2,016	346	277	101	853
Noninterest expenses	63,961	54,618	47,601	39,528	34,053
Income before taxes	41,725	31,575	24,657	23,846	23,041
Income tax expense	11,012	8,429	5,887	6,330	6,936
Net income	30,713	23,146	18,770	17,516	16,105

Per Share Data:
Net income—basic	$2.12	$1.61	$1.31	$1.21	$1.11
Net income—diluted	2.08	1.59	1.31	1.21	1.11
Dividends declared	0.69	0.61	0.54	0.50	0.42
Book value (at year end)	12.29	10.40	8.90	7.51	7.71
Tangible book value (at year end)(1)	10.81	8.73	7.25	6.10	7.63

Financial Condition (at year end):
Assets	$2,307,404	$2,081,834	$1,773,001	$1,591,281	$1,343,471
Deposits	1,492,212	1,387,459	1,242,927	1,165,372	954,571
Loans and leases	1,063,853	995,919	967,817	826,125	624,412
Securities	1,046,258	914,479	666,927	630,039	613,579
Borrowings	613,714	525,248	392,368	312,096	271,392
Stockholders’ equity	178,692	150,673	127,558	108,720	110,937

Performance Ratios (for the year):
Return on average equity	18.90%	16.36%	16.79%	15.91%	15.02%
Return on average assets	1.42	1.19	1.12	1.26	1.36
Net interest margin	4.24	3.97	4.02	4.35	4.40
Efficiency ratio—GAAP based(2)	58.92	61.60	63.51	61.20	59.07
Efficiency ratio—traditional(2)	54.03	55.15	56.48	56.07	55.95
Dividends declared per share to diluted net income per share	33.17	38.36	41.22	41.32	37.84

Capital and Credit Quality Ratios:
Average equity to average assets	7.52%	7.27%	6.68%	7.92%	9.02%
Allowance for credit losses to loans and leases	1.41	1.27	1.19	1.00	1.18
Non-performing assets to total assets	0.12	0.38	0.16	0.13	0.13
Net charge-offs to average loans and leases	0.05	0.14	0.08	0.05	0.04

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance”.

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

Transfer Agent and Registrar

American Stock Transfer and Trust Company

59 Maiden Lane
New York, New York 10038

Recent Stock Prices and Dividends

Shareholders received quarterly cash dividends totaling $10,012,000 in 2002 and $8,881,000 in 2001. Regular dividends have been declared for one hundred and two consecutive years. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-two years. Since 1997, dividends per share have risen at a compound annual growth rate of 17%. The increase in dividends per share was 13% in 2002.

The ratio of dividends per share to diluted net income per share was 33% in 2002, compared to 38% for 2001. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 14,841 in 2002 and 5,931 in 2001, while issuances pursuant to the stock option plan were 39,529 and 79,521 in the respective years. The following table presents disclosure regarding equity compensation plans in existence at December 31, 2002, consisting only of the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders (described further in Note 12 to the consolidated financial statements).

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column(a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	675,126	$22.41	1,000,599
Equity compensation plans not approved by security holders	0	0	0

Total	675,126	$22.41	1,000,599

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 718,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be reissued under the Company’s stock option and benefit plans, as well as for other corporate purposes. A total of 952,409 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2002. No shares were repurchased in either 2002 or 2001.

The number of common shareholders of record was approximately 2,300 as of February 11, 2003.

Quarterly Stock Information

	2002			2001

	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$27.90	$32.45	$0.17	$15.17	$21.67	$0.14
2nd	30.70	35.19	0.17	19.50	21.83	0.15
3rd	29.20	35.00	0.17	20.80	26.46	0.15
4th	28.24	32.88	0.18	25.24	32.82	0.17

Total			$0.69			$0.61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) achieved record earnings in both the fourth quarter and for the year ended December 31, 2002. In addition, according to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company’s return on average equity for the nine months ended September 30, 2002, was in the 85th percentile of all U.S. bank holding companies with assets between $1-3 billion.

Net income for the year ended December 31, 2002, was $30.7 million ($2.08 per diluted share), as compared to $23.1 million ($1.59 per diluted share) for the prior year, an increase of 33%.

The Company’s results in 2002, versus 2001, reflected significant growth in average earning assets and an increase in the net interest margin, resulting in higher net interest income, the largest revenue category. Noninterest income continued to increase and diversify, reflecting a 36% increase over the prior year. This increase was primarily due to increases in securities gains, mortgage banking income and commissions from the Bank’s insurance agency, Chesapeake Insurance Group, which was acquired at the end of 2001. Expressed as a percentage of net interest income and noninterest income, noninterest income increased to 27% from 18% five years ago. With respect to operating cost management, the Company’s efficiency ratio—GAAP based improved to 58.92% in 2002 from 61.60% in 2001 and 63.51% in 2000, while the efficiency ratio—traditional also improved over the three year period, to 54.03% (2002) from 55.15% (2001) and 56.48% (2002). For an explanation of the efficiency ratio—GAAP based, as compared to the efficiency ratio—traditional, see the section of this report entitled “Operating Expense Performance”. The return on average equity was 18.90% in 2002, as compared to 16.36% in 2001, and 16.79% in 2000.

Comparing December 31, 2002, balances to December 31, 2001, total assets were $2.3 billion versus $2.1 billion, an 11% increase. Total deposits increased 8% to $1.5 billion, while total loans and leases grew to $1.1 billion from $996 million, a 7% increase. During the same period, stockholders’ equity increased to $179 million or 7.7% of total assets.

Asset quality, as measured by the following ratios, continued to be favorable. Non-performing assets represented 0.12% of total assets at year-end 2002, versus 0.38% at year-end 2001. This decrease was due substantially to a lower level of non-performing loans and leases in the fourth quarter of 2002, reflecting the payment in full of a single credit that had been classified as non-performing. The ratio of net charge-offs to average loans and leases was 0.05% in 2002, as compared to 0.14% for the prior year.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The allowance for credit losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for credit losses has three basic components: the formula allowance reflecting historical losses by credit category, specific allowances, and a nonspecific allowance resulting from evaluation of other factors relating to the portfolio. Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

The portion of the allowance that is based upon historical losses establishes allowances for the major loan categories based upon their respective historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. This component comprised 4% of the total allowance at December 31, 2002. The Company has historically had low levels of realized losses on its loan and lease portfolio. The formula allowance is the most objective component since the factors used in the methodology are related to actual losses in the past. It is, therefore, intended to narrow differences between estimated and realized losses.

The specific allowance is used primarily to establish allowances for risk rated credits on an individual or portfolio basis, and accounted for 24% of the total allowance at December 31, 2002. The Company has historically had favorable credit quality. The actual occurrence and severity of losses involving risk rated credits can differ substantially from estimates, and some risk rated credits may not be identified. A 10% decrease in risk rated credits not specifically reserved would have resulted in a corresponding decrease of approximately $95,000 in the recommended reserve computed by the allowance methodology for December 31, 2002. If the 2002 provision for credit losses had then been reduced by this amount, net income would have been approximately $57,000 higher than reported.

A nonspecific allowance establishes allowances based upon evaluations of a number of factors whose effects are not directly measured in determining the other two components. The evaluation of the inherent loss resulting from these factors involves a higher degree of uncertainty because they are not identified with either historical results or specific problem credits or portfolio segments. The required analysis is regularly and carefully undertaken by management, and the risk factors are revised as conditions indicate. This component was responsible for 69% of the total allowance at December 31, 2002. A 10% decrease in values assigned to judgmentally-derived risk factors utilized in establishing the nonspecific allowance would have resulted in a corresponding decrease of approximately $609,000 in the recommended reserve computed by the allowance methodology for December 31, 2002. If the 2002 provision for credit losses had then been reduced by this amount, net income would have been approximately $368,000 higher than reported.

Table 1—Consolidated Average Balances, Yields and Rates(1)

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands and tax equivalent)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases(2)
Residential real estate(3)	$366,472	$24,145	6.59%	$332,693	$25,183	7.57%	$290,225	$23,260	8.01%
Consumer	231,831	13,781	5.94	213,163	15,923	7.47	203,066	17,231	8.49
Commercial loans and leases	458,535	35,760	7.80	451,801	39,457	8.73	389,936	35,553	9.12

Total loans and leases	1,056,838	73,686	6.97	997,657	80,563	8.08	883,227	76,044	8.61
Securities:
Taxable	698,351	44,159	6.32	615,249	39,193	6.37	486,775	33,261	6.83%
Nontaxable	232,841	11,230	7.18	167,234	12,068	7.22	157,552	12,765	8.10

Total securities	931,192	55,389	5.95	782,483	51,261	6.55	644,327	46,026	7.14
Interest-bearing deposits with banks	1,546	21	1.36	2,665	88	3.30	1,872	112	5.98
Federal funds sold	33,872	546	1.61	29,811	1,172	3.93	25,608	1,649	6.44

Total earning assets	$2,023,448	$129,642	6.41%	$1,812,616	$133,084	7.34%	$1,555,034	$123,831	7.96%
Less: allowances for credit losses	(14,429)			(11,874)			(9,044)
Cash and due from banks	34,993			40,784			35,847
Premises and equipment, net	34,347			31,947			31,813
Other assets	82,248			73,385			58,969

Total assets	$2,160,607			$1,946,858			$1,672,619

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$173,935	$550	0.32%	$151,873	$1,191	0.78%	$153,035	$1,664	1.09%
Regular savings deposits	143,357	1,163	0.81	104,496	1,568	1.50	105,221	2,112	2.01
Money market savings deposits	386,571	4,582	1.19	366,759	10,894	2.97	304,501	12,816	4.21
Time deposits	427,943	13,538	3.16	426,464	21,944	5.15	427,627	23,163	5.42

Total interest-bearing deposits	1,131,806	19,833	1.75	1,049,592	35,597	3.39	990,384	39,755	4.01
Short-term borrowings	453,769	16,138	3.56	384,400	17,324	4.51	274,444	15,647	5.70
Long-term borrowings	117,252	7,929	6.76	113,415	8,122	7.16	74,659	5,858	7.85

Total interest-bearing liabilities	1,702,827	43,900	2.58	1,547,407	61,043	3.94	1,339,487	61,260	4.57

Net interest income and spread		$85,742	3.83%		$72,041	3.40%		$62,571	3.39%

Noninterest-bearing demand deposits	280,839			245,408			215,111
Other liabilities	14,453			12,586			6,230
Stockholders’ equity	162,488			141,457			111,791

Total liabilities and stockholders’ equity	$2,160,607			$1,946,858			$1,672,619

Interest income/earning assets			6.41%			7.34%			7.96%
Interest expense/earning assets			2.17			3.37			3.94

Net interest margin			4.24%			3.97%			4.02%

(1)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields aggregated to $6,920,000 in 2002, $5,214,000 in 2001, and $5,151,000 in 2000.
(2)	Non-accrual loans are included in the average balances.
(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

Net Interest Income

The largest source of operating revenue is net interest income, which is the difference between the interest earned on earning assets and the interest paid on interest-bearing liabilities.

Net interest income for 2002 was $78,822,000, representing an increase of $11,995,000 or 18% from 2001. A 16% increase was achieved in 2001, compared to 2000, resulting in net interest income of $66,827,000.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled “Table 1—Consolidated Average Balances, Yields and Rates”) shows an increase in net interest margin for 2002 of 27 basis points (representing a percentage change of 7% when compared to 2001). This increase reversed a two-year decline in net interest margin from 1999 to 2001. Over the three-year period shown in Table 1, average earning assets increased each year, but at a declining rate of increase. Table 2 shows the extent to which volume and rate increases each contributed to the rise in tax-equivalent net interest income during 2002, compared to 2001, while higher volume drove the increase in 2001, compared to 2000. The combined effects of volume and rate increases during 2002 resulted in 19% higher tax-equivalent net interest income (to $85,742,000 in 2002 from $72,041,000 in 2001), while the increase in volume produced a 15% annual increase in 2001 (from $62,571,000 in 2000). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has lead to greater sophistication in margin management and heightened emphasis on growing noninterest revenues. During 2002, the Company was able to manage its deposit rates such that it overcame the effect of calls of higher yielding securities in the lower rate environment. Thus, there was margin improvement in the second and third quarters. However, by the fourth quarter, the margin was being compressed once more as deposit rates had been lowered close to their practical floor.

Table 2—Effect of Volume and Rate Changes on Net Interest Income

	2002 vs. 2001			2001 vs. 2000

	Increase	Due to Change In		Increase
	or	Average:*		Or	Due to Change in Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans and leases	$(6,877)	$4,581	$(11,458)	$4,520	$9,442	$(4,922)
Taxable securities	4,966	5,257	(291)	5,932	8,306	(2,374)
Nontaxable securities	(838)	3,883	(4,721)	(696)	754	(1,450)
Other investments	(693)	105	(798)	(502)	280	(782)

Total interest income	(3,442)	14,537	(17,979)	9,254	19,423	(10,169)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(641)	153	(794)	(473)	(13)	(460)
Regular savings deposits	(405)	463	(868)	(544)	(14)	(530)
Money market savings deposits	(6,312)	559	(6,871)	(1,922)	2,305	(4,227)
Time deposits	(8,406)	76	(8,482)	(1,219)	(63)	(1,156)
Total borrowings	(1,379)	3,443	(4,822)	3,942	8,046	(4,104)

Total interest expense	(17,143)	5,654	(22,797)	(216)	8,813	(9,029)

Net interest income	$13,701	$8,883	$4,818	$9,470	$10,610	$(1,140)

*	Variances are computed line-by-line and do not add to the totals shown. Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Interest Income

The Company’s interest income decreased by $5,148,000 or 4.0% in 2002, compared to 2001, preceded by an increase of $9,190,000 or 8% the prior year. On a tax-equivalent basis, the respective changes were a 3% decline in 2002, as contrasted with a 7% increase in 2001. Table 2 shows that, in 2002, the negative effect of the significant decline in average earning asset yields overwhelmed the positive effect of the higher volume of average earning assets. During 2001, however, significantly higher average earning assets produced an increase in interest income despite the decline in average rate.

During 2002, average loans and leases, yielding 6.97% versus 8.08% a year earlier (representing a 14% decline), rose 6% to $1,056,838,000, with all three major categories exhibiting growth. Average residential real estate loans rose 10% (attributable to both mortgage and construction lending), consumer loans increased 9% (due to home equity products), and average commercial loans and leases were up 1% (primarily reflecting a rise in commercial credits not secured by real estate). In 2002, average loans and leases comprised 52% of average earning assets, compared to ratios of 55% in 2001 and 57% in 2000. Average total securities, yielding 5.95% in 2002 versus 6.55% last year, rose 19% to $931,192,000. The smaller category of nontaxable securities rose by a much greater percentage than taxable securities. Average total securities grew to represent 46% of average earning assets in 2002, up from 43% in 2001 and 41% in 2000. The Company expanded its leverage activities during 2002, through which growth in securities is funded by Federal Home Loan Bank of Atlanta borrowing advances. The leveraging programs earned similar margins in 2002 and 2001, while benefiting the return on average equity by 115 basis points and 105 basis points in the respective years.

Interest Expense

Interest expense decreased significantly by 28% or $17,143,000 in 2002, compared to 2001, as a 136 basis point decline in the average rate paid on interest-bearing liabilities (decreasing 35% to 2.58% from 3.94%) offset the effects of 10% or $155,420,000 higher average interest-bearing liabilities. In 2001, compared to 2000, interest expense decreased slightly as the offsetting effects of lower rates and higher volume were nearly equal.

During 2002, all major categories of interest-bearing deposits increased and reported declines in average rate. While average time deposits grew the least, by only 0.3%, they had the greatest effect on the overall decline in interest expense (see Table 2). This was due to a 199 basis point decrease in average rate, the largest decline of any category. Average money market savings, which increased by 5%, also had a large impact, attributable to a 178 basis point decrease in average rate. As market interest rates declined during 2002, the Company was able to achieve growth in its deposit base, while significantly lowering interest rates on deposit funding. This was a major factor in the improvement in net interest margin for 2002 versus 2001. By contrast, while declines in average rate paid for interest-bearing deposits were also achieved in 2001, compared to 2000, growth in these deposits was essentially flat except for an increase in average money market savings. Average short-term and long-term borrowings, generally the most expensive funding sources, increased in 2002 by 18% and 3%, respectively, while showing declines in average rate paid.

Interest Rate Performance

Net interest margin, the profit margin achieved on the Company’s earning asset base, increased by 27 basis points in 2002, as compared to an increase in net interest spread of 43 basis points. The differential between these two indicators of interest rate performance was attributable primarily to a decrease in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During periods of low interest rates, as in 2002, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin is diminished. However, while contributing less to margin improvement, interest-free funding of average earning assets, primarily through noninterest-bearing demand deposits and stockholders’ equity, increased as a percentage of average earning assets in 2002, compared to 2001, after remaining approximately the same in 2001, compared to 2000. During 2002, the Company benefited from a greater relative decline in the funding rate compared to the decline in the yield on earning assets, resulting in an increase in the net interest margin and spread.

By comparison, in 2001 versus 2000, also in the face of a general decline in interest rates, the Company reported a decrease in funding rates that only matched the decline in earning asset yields, so that overall interest rate performance declined slightly.

Noninterest Income

Total noninterest income was $29,729,000 in 2002, a 36% or $7,893,000 rise from 2001. An increase of 25% or $4,308,000 was recorded for 2001 versus 2000. The Company has made it an organizational priority to grow and diversify its sources of noninterest income and, as a result, has reported significant increases in revenue from these sources. The major reason for the rise in noninterest income for 2002, as compared to 2001 (comprising 38% of the overall increase) was $3,038,000 of additional noninterest revenue generated by an insurance agency (Chesapeake Insurance Group) acquired in December 2001. Other significant contributors included gains of sales of mortgage loans (up $1,332,000), service charges on deposit accounts (up $532,000), income from trust operations (up $502,000) and items of other noninterest income such as loan prepayment fees (up $534,000), in addition to higher securities gains (up $1,670,000). In the comparison of total noninterest income for 2001 versus 2000, the increase primarily reflected higher mortgage banking revenues, growth in service charges on deposit accounts, and increases in various types of other noninterest income, including those recorded for transaction-based service fees, bank owned life insurance investments, and certain revenues of the Equipment Leasing Company acquired in December 2000.

Securities gains were $2,016,000 in 2002, an increase of $1,670,000 from $346,000 for 2001. Securities gains of $277,000 were recorded in 2000. During 2002, the sale of available-for-sale debt securities generated net gains of $547,000, while gains of $1,469,000 were realized on sales of equity securities. During 2001, sales of available-for-sale debt securities generated $142,000 in net gains, compared to $204,000 in gains on sales of equity securities.

Service charges on deposit accounts increased 7% in 2002 and 22% in 2001. A large part of the change in both years was attributable to growth in return check charges and in commercial and small business account fees.

Gains on mortgage sales increased significantly by 51% or $1,332,000 in 2002, compared to 2001, after more than doubling in 2001, compared to 2000. Historically low mortgage interest rates prevailing during the two-year period led to increased fixed-rate loan production, both from new loans and refinancing business. Most of these loans were sold in the secondary market, resulting in increased gains on sales. The Company achieved gains of $3,940,000 on sales of $313,512,000 in 2002, compared to gains of $2,608,000 on sales of $222,303,000 in 2001 and gains of $1,058,000 on sales of $64,166,000 in 2000.

Fees on sales of investment products decreased by $92,000 or 4% in 2002, compared to 2001, reflecting a decline in fees from sales of mutual funds. However, commissions from annuity sales increased by a small percentage during 2002, and contributed much of the 32% rise in fees on sales of investment products during 2001, compared to 2000.

Trust income amounted to $2,497,000 in 2002, an increase of $502,000 or 25% over 2001, reflecting increased assets under management and higher estate and trust settlement administration fees. During 2002, trust assets under management rose by 11% to $313,000,000 despite adverse investment markets, aided by strong sales and better-than-market investment performance in managed accounts. Revenues of $1,995,000 for 2001 represented an increase of $342,000 or 21% over 2000.

The Chesapeake Insurance Group, acquired in December 2001, contributed significantly to the overall rise in noninterest revenues during 2002, its first year of operation with the Company, as discussed previously. Income from bank owned life insurance rose $243,000 during 2002, preceded by an increase of $1,205,000 during 2001.

Other noninterest income increased $668,000 or 12% to $6,202,000 for 2002, compared to $5,534,000 for 2001, primarily reflecting higher pre-payment charges associated with commercial credits. The rise in other noninterest income was 10% in 2001 over 2000, due in large part to noninterest revenues generated by the Equipment Leasing Company acquired at the end of 2000 and a $256,000 gain on the sale of a credit card portfolio.

Noninterest Expenses

Noninterest expenses increased $9,343,000 or 17% in 2002, compared to 2001, and $7,017,000 or 15% in 2001, compared to 2000. The Company incurs additional costs in order to enter new markets, provide new services, and support growth. Management controls its operating expenses with the goal of maximizing profitability over time.

The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, marketing expenses, outside data services costs, intangible asset amortization, and other noninterest expenses generally associated with the day-to-day operations of the Company. Prior to 2002, goodwill amortization was also included in noninterest expenses.

Salaries and employee benefits, the largest component of noninterest expenses, rose $8,976,000 or 30% in 2002, and $4,695,000 or 19% in 2001. The increase in this category comprised 96% of the total increase reported for noninterest expenses for 2002, compared to 2001. The higher compensation and benefit costs shown for the three-year period from 2000 to 2002 resulted in large part from incentive compensation, merit raises, modest branch expansion, and acquisitions of the Equipment Leasing Company in December 2000 and the Chesapeake Insurance Group in December 2001. Efficient staffing is a goal of management and staff additions are made carefully with a view toward achieving gains in financial performance. Average full-time equivalent employees reached 539 in 2002, representing an increase of 13% from 475 in 2001, which was 5% above 452 for 2000. The ratio of net income per average full-time equivalent employee increased to $57,000 in 2002, up from $49,000 in 2001 and $42,000 in 2000.

In 2002, occupancy expense rose 10% or $519,000, primarily reflecting higher rental expenses, net of rental income, and increased depreciation and amortization charges. The rate of increase was 7% or $311,000 in 2001, attributable in large part to increased depreciation and amortization charges. Equipment expenses rose 11% in 2002, preceded by an increase of 7% in 2001, compared to each prior year, due largely to higher depreciation charges and software costs (2002 versus 2001), and to increased software and equipment servicing costs (2001 versus 2000). Marketing expense increased by $433,000 in 2002, representing a rate of 29%, following an increase of $192,000 or 15% the prior year. Most of the rise in 2002 occurred in advertising costs. Outside data services increased by only 3% in 2002, after decreasing in 2001 due to a re-negotiation of the major provider contract.

Goodwill amortization ceased with the year-ended 2001 due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards No. 142 (effective January 1, 2002). This new accounting standard resulted in a reduction in noninterest expense in this category from $666,000 in 2001 to no such expense in 2002. No intangible assets were acquired in 2002. In each year over the three-year period from 2000 to 2002, goodwill and intangible asset amortization comprised less than 6% of total noninterest expenses. The Company’s intangible assets are being amortized over relatively short amortization periods averaging ten years at December 31, 2002. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

Other noninterest expenses of $9,000,000 were $516,000 or 5% below $9,516,000 recorded for 2001, due largely to a decline in consulting fees. The level of consulting fees, primarily reflecting an efficiency study, was the single largest contributor to the 15% or $1,268,000 rise in other noninterest expenses in 2001, compared to 2000.

Operating Expense Performance

Management views the efficiency ratio as an important measure of expense performance and cost management. The ratio expresses the level of noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). This is a GAAP financial measure. Lower ratios indicate improved productivity.

Non-GAAP Financial Measure

The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the consolidated statements of income. The traditional and GAAP based efficiency ratios are reconciled below. As shown in the table below, both efficiency ratios, GAAP based and traditional, improved in each of the last two years.

Table 3—GAAP based and traditional efficiency ratios

(Dollars in thousands)	2002	2001	2000	1999	1998

Noninterest expenses—GAAP based	$63,961	$54,618	$47,601	$39,528	$34,053
Net interest income plus noninterest income—GAAP based	108,551	88,663	74,948	64,590	57,646
Efficiency ratio—GAAP based	58.92%	61.60%	63.51%	61.20%	59.07%

Noninterest expenses—GAAP based	$63,961	$54,618	$47,601	$39,528	$34,053
Less non-GAAP adjustments:
Goodwill amortization	0	666	65	65	65
Amortization of intangible assets	2,659	2,512	2,759	919	306
Early retirement window option	0	0	744	0	0

Noninterest expenses—traditional ratio	61,302	51,440	44,033	38,544	33,682
Net interest income plus noninterest income—GAAP based	108,551	88,663	74,948	64,590	57,646
Plus non-GAAP adjustment:
Tax-equivalency	6,920	5,214	5,151	4,259	3,404
Less non-GAAP adjustments:
Securities gains	2,016	346	277	101	853
Gains on sales of assets	0	256	1,854	0	0

Total revenues—traditional ratio	113,455	93,275	77,968	68,748	60,197
Efficiency ratio—traditional	54.03%	55.15%	56.48%	56.07%	55.95%

Provision for Income Taxes

Income tax expense amounted to $11,012,000 in 2002, compared with $8,429,000 in 2001 and $5,887,000 in 2000. The resulting effective tax rates were 26% for 2002, 27% for 2001, and 24% for 2000.

Balance Sheet Analysis

The Company’s total assets reached $2,307,404,000 at December 31, 2002, an increase of 11% or $225,570,000 from $2,081,834,000 at December 31, 2001. Earning assets increased 11% or $219,800,000 in 2002, to $2,158,494,000 at December 31, 2002, from $1,938,694,000 at the prior year-end.

Loans and Leases

Residential real estate loans, comprised of residential construction and residential mortgage categories, rose $14,876,000 or 4% during 2002, to $354,673,000 at December 31, 2002. Residential construction loans, a specialty of the Company for many years, declined in 2002 (down 13% or $11,956,000, to $73,585,000 at December 31, 2002), largely reflecting market conditions and a reduced wholesale lending initiative. Residential mortgages, most of which are 1-4 family, increased by $25,832,000 or 10%, to $281,088,000, largely due to competitive pricing in the Bank’s five-year adjustable rate mortgage product which increased $56,286,000 or 47%.

The Company devotes significant resources and attention to seeking and then serving commercial clients. Commercial loans and leases increased by $34,474,000 or 8% during 2002, to $476,014,000 at December 31, 2002. Included in this category are commercial real estate loans, commercial construction loans, leases and other commercial loans.

Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment. In 2002, the marketplace continued to be characterized by lower rates and significant refinancing. Despite these market conditions, other commercial loans increased by $24,908,000 or 21% during 2002 to $144,328,000 at year-end.

In general, the Company’s commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages increased $16,821,000 or 7% during 2002, to $257,118,000 at year-end. Commercial construction credits declined $2,531,000 or 5% during the year, to $51,947,000 at December 31, 2002. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.

The Company’s equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. The Company’s equipment leasing business continued to suffer from clients’ reduction in capital spending throughout the most recent year. As a result, the leasing portfolio declined $4,724,000 or 17% in 2002, to $22,621,000 at year-end.

Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans. The consumer loan portfolio rose 9% or $18,584,000 in 2002, to $233,166,000 at December 31, 2002. This increase was driven largely by an increase of $26,048,000 or 37% in home equity lines during 2002 to $95,818,000 at year-end. This growth was primarily a result of the Company’s increased sales culture emphasis and the continuing low rate environment.

Table 4—Analysis of Loans and Leases

This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,

(In thousands)	2002	2001	2000	1999	1998

Residential real estate:
Residential mortgages	$281,088	$255,256	$266,511	$235,153	$152,764
Residential construction	73,585	84,541	44,078	34,721	38,856
Commercial loans and leases:
Commercial real estate	257,118	240,297	232,640	237,924	210,079
Commercial construction	51,947	54,478	60,312	42,256	33,092
Leases	22,621	27,345	31,304	0	0
Other commercial	144,328	119,420	119,130	92,674	79,259
Consumer	233,166	214,582	213,841	183,397	110,362

Total loans and leases	$1,063,853	$995,919	$967,817	$826,125	$624,412

Table 5—Loan and Lease Maturities and Interest Rate Sensitivity

	At December 31, 2002
	Remaining Maturities of Selected Credits in Years

(In thousands)	1 or less	Over 1-5	Over 5	Total

Residential construction loans	$73,294	$291	$0	$73,585
Commercial construction loans	51,947	0	0	51,947
Commercial loans not secured by real estate	85,905	46,294	12,129	144,328

Total	$211,146	$46,585	$12,129	$269,860

Rate Terms:
Fixed	$17,932	$45,632	$12,077	$75,641
Variable or adjustable	193,214	953	52	194,219

Total	$211,146	$46,585	$12,129	$269,860

Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 14% or $131,779,000 to $1,046,258,000 at December 31, 2002, from $914,479,000 at December 31, 2001. This increase was due to slower growth in outstanding loans, an increase in deposits, an increase in leverage, and changes in interest rates. In 2002, the shape of the yield curve changed with a significant decline in intermediate to long-term treasury rates. The Company’s overall policy is to maximize earnings and maintain liquidity through an investment portfolio bearing low credit risk.

The asset mix within the investment portfolio shifted with increases in the purchases of U.S. Agency and state and municipal obligations. This was accomplished primarily to capture higher tax-equivalent yields. At December 31, 2002, mortgage backed securities declined to 2% of total investments, compared to 14% at December 31, 2001, while the percentage for U.S. Agencies increased to 63% from 58%. The Company’s portfolio had approximately $299,177,000 in municipal securities at year-end 2002, or 29% of the total portfolio, up from 21% in 2001. These are high-grade obligations held for their tax-exempt income.

The Company does not hedge through derivatives. The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the Company’s equity securities. These derivatives do not expose the Company to credit risk, or to significant market risk. The Company had no derivatives at December 31, 2002 or at December 31, 2001.

The Company’s leverage programs, primarily investing in available-for-sale securities, and funded either by Federal Home Loan Bank of Atlanta advances or repurchase agreements with U. S. Government security dealers, are managed to better utilize available capital to achieve higher returns on equity and earnings per share. The percentage of the investment portfolio funded in this manner increased to 33% at December 31, 2002, from 31% at December 31, 2001.

Table 6—Analysis of Securities

The composition of securities at December 31 for each of the latest three years was:

(Dollars in thousands)	2002	2001	2000

Available-for-Sale:(1)
U.S. Agency	$571,688	$522,308	$418,460
State and municipal	46,031	39,157	44,317
Mortgage-backed(2)	18,708	124,197	22,921
Corporate debt	16,757	11,878	3,148
Trust preferred	24,743	27,273	23,817
Marketable equity securities	7,659	7,816	5,198

Total	685,586	732,629	517,861
Held-to-Maturity and Other Equity
U.S. Agency	87,714	9,995	22,020
State and municipal	253,146	154,926	112,859
Other equity securities	19,812	16,929	14,187

Total	360,672	181,850	149,066

Total securities(3)	$1,046,258	$914,479	$666,927

(1)	At estimated fair value.
(2)	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2002, 2001 or 2000.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2002 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7—Maturity Table for Debt Securities

	Years to Maturity

	Within		Over 1		Over 5		Over
	1		Through 5		Through 10		10

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available-for-Sale
U.S. Agency	$420,345	4.17%	$141,057	4.84%	$394	6.00%	$0	0%	$561,796	4.34%
State and municipal	2,081	7.09	23,356	6.89	16,492	7.13	2,419	7.15	44,348	7.00
Mortgage-backed	5,184	7.29	10,640	5.88	456	4.51	1,798	6.18	18,078	6.28
Corporate debt	3,108	8.20	9,725	6.57	3,146	7.42	0	0	15,979	6.00
Trust preferred	1,512	6.24	13,864	9.72	6,237	9.29	1,650	8.23	23,263	9.27

Total	$432,230	4.26%	$198,642	5.56%	$26,725	7.61%	$5,867	7.15%	$663,464	4.81%

Debt Securities Held-to-Maturity
U.S. Agency	$87,714	5.50%	$0	0%	$0	0%	$0	0%	$87,714	5.50%
State and municipal	14,463	7.41	86,071	6.72	148,243	7.04	4,369	7.11	253,146	6.95

Total	$102,177	5.77%	$86,071	6.72%	$148,243	7.04%	$4,369	7.11%	$340,860	6.58%

*	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate.

Other Earning Assets

Residential mortgage loans held for sale increased $21,753,000 in 2002. Originations and sales of these loans, and the resulting gains on sales, increased substantially during 2002 under favorable interest rate conditions.

The aggregate of federal funds sold and interest-bearing deposits with banks decreased 14% or $1,666,000 in 2002.

Deposits and Borrowings

Total deposits were $1,492,212 at December 31, 2002, increasing $104,753,000 or 8% from $1,387,459,000 at December 31, 2001. Growth was achieved for noninterest-bearing demand deposits, up $42,991,000 or 16%, with increases recorded for both personal and business accounts. Interest-bearing deposits increased $61,762,000 or 6%, attributable in large part to regular savings and interest checking deposits, which increased by 41% (up $44,959,000) and 11% (up $18,778,000), respectively.

Total borrowings increased $88,466,000 or 17% during 2002, to $613,714,000 at December 31, 2002, primarily reflective of $58,111,000 in higher levels of short-term and long-term advances from the Federal Home Loan Bank of Atlanta, along with a $20,000,000 increase in federal funds purchased.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2002, total stockholders’ equity increased 19% or $28,019,000 to $178,692,000 at December 31, 2002, from $150,673,000 at December 31, 2001. Internal capital generation (net income less dividends) was responsible for most of this increase in total stockholders’ equity. Internal capital generation added $20,701,000 to equity during 2002, representing a rate, when considered as a percentage of average total stockholders’ equity, of 13% for 2002, up from 10% recorded in 2001. Year-end accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities) increased in 2002, compared to 2001, contributing $6,485,000 of the overall increase in stockholders’ equity.

External capital formation, resulting from exercises of stock options and from stock purchases under the employee stock purchase plan, totaled $833,000 during 2002. The ratio of average equity to average assets was 7.52% for 2002, as compared to 7.27% for 2001 and 6.68% for 2000.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2002, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 15.00%, a tier 1 risk-based capital ratio of 13.77%, and a leverage ratio of 8.11%. Tier 1 capital of $181,702,000 and total qualifying capital of $197,870,000 each included $35,000,000 in trust preferred debt issuance as permitted under Federal Reserve Guidelines (see “Note 10—Long-Term Borrowings” of the Notes to the Consolidated Financial Statements). As of December 31, 2002, the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 21—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the “allowance”) to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) the nonspecific allowance which considers risk factors not evaluated by the other two components of the methodology. This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1—Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

The allowance is increased by provisions for credit losses, which are charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for credit losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. Resulting provisions were $2,865,000 in 2002 and $2,470,000 in 2001, representing an increase of $395,000 over the period. Net charge-offs of $482,000, $1,347,000 and $691,000, were recorded in 2002, 2001 and 2000, respectively. Given the current state of the economy, management does not expect the low dollar level of net charge-offs reported in 2002 to continue, since it is below recent historical levels. The ratio of net charge-offs to average loans and leases was 0.05% in 2002, compared to 0.14% in 2001. At December 31, 2002, the allowance for credit losses was $15,036,000, or 1.41% of total loans and leases, versus $12,653,000, or 1.27% of total loans and leases, at December 31, 2001.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

Table 8 presents a five-year history for the allocation of the allowance, reflecting use of the methodology outlined above, along with the credit mix (year-end credit balances by category as a percent of total loans and leases). The entire balances of the formula allowance, the specific allowance and the nonspecific allowance are allocated to the related loan and lease categories. Amounts not allocated to loan and lease categories relate to the entire portfolio, and are shown as “unallocated” below. The loan and lease categories have been expanded for 2002 to mirror the loan and lease breakout in Table 4—Analysis of Loans and Leases. Such expansion of categories in the detail shown for 2002 is not practicable for prior years.

Table 8—Allowance for Credit Losses

	December 31,

	2002		2001		2000		1999		1998

		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix

Amount applicable to:
Residential real estate:
Residential mortgages	$2,338	26%	$1,301	26%	$1,969	28%	$1,744	28%	$432	24%
Residential construction	937	7	1,240	8	467	4	301	5	332	7

Total	3,275	33	2,541	34	2,436	32	2,045	33	764	31
Commercial loans and leases:
Commercial real estate	3,637	24
Commercial construction	1,966	5
Other commercial	2,191	14

Total	7,794	43	5,271	41	5,547	46	4,361	45	4,056	51
Leases	566	2	814	3	0	0	0	0	0	0

Total	8,360	45	6,085	44	5,547	46	4,361	45	4,056	51
Consumer	2,912	22	2,309	22	2,363	22	2,025	22	1,226	18
Unallocated	489		1,718		1,184		(200)		1,304

Total allowance	$15,036		$12,653		$11,530		$8,231		$7,350

During 2002, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2002, when measured against the total allowance, was 3% versus 14% a year earlier. The total allowance at December 31, 2002, including the unallocated portion, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

The allowance increased by $2,383,000 or 19% during 2002, from $12,653,000 at December 31, 2001 to $15,036,000 at December 31, 2002. Most of this change was attributable to higher reserves for commercial loans, particularly commercial real estate, commercial construction, and other commercial loans. The commercial loan portfolio grew by 9% over the period. The allowance for this category increased by 48% or $2,523,000. The increase was attributable primarily to the growth in commercial loans, an increase in the specific allowance, and higher nonspecific reserves for other factors relating to the portfolio. The specific allowance for commercial loans nearly doubled, increasing by $1,597,000, due primarily to a specific reserve for a single borrower. The Company does not have significant exposure to other borrowers in that borrower’s classification. A number of other factors also contributed to higher reserves for commercial loans, none of which was especially significant by itself, including trends in delinquencies and non-accrual loans, and evaluation of portfolio concentrations, economic conditions, and credit administration and risk identification systems.

The allowance pertaining to residential mortgage loans rose by 80% and was responsible for $1,037,000 of the overall increase in the allowance for credit losses from December 31, 2001 to December 31, 2002. Residential mortgage loans increased by 10% during 2002. The increase in the related allowance was due primarily to the effect of an increased historical loan volume trend.

The 26.1% or $603,000 rise in the allowance for consumer loans during 2002 was also significant. The consumer portfolio grew by 9%. The change in this category of allowance reflected an increase in the specific allowance on an existing portfolio of manufactured housing credits (comprising 0.6% of total outstanding loans) affected adversely by economic conditions, as well as higher risk factors related to evaluation of portfolio concentrations and economic conditions.

At December 31, 2002, total non-performing loans and leases were $2,745,000, or 0.26% of total loans and leases, compared to $7,807,000, or 0.78% of total loans and leases, at December 31, 2001. The allowance represented 548% of non-performing loans and leases at December 31, 2002, versus coverage of 162% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. There was no other real estate owned on the balance sheet at December 31, 2002, compared to $50,000 at December 31, 2001.

The balance of impaired loans was $170,000 at December 31, 2002, with no reserves against those loans, compared to $5,589,000 at December 31, 2001, with reserves of $91,000. Non-performing and impaired loans and leases at December 31, 2001 included a problem credit of a single borrower in the amount of approximately $5,125,000. The property securing this credit was sold in October 2002, and all principal, interest, and fees due to the Company were paid in full. The Company does not have any significant exposure to borrowers in the business involved with this credit.

The Company’s borrowers are concentrated in five counties of the state of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 64% of total loans at December 31, 2002, compared to 61% at December 31, 2001. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

Table 9—Summary of Credit Loss Experience

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Balance, January 1	$12,653	$11,530	$8,231	$7,350	$7,016
Provision for credit losses	2,865	2,470	2,690	1,216	552
Allowance acquired	0	0	1,300	0	0
Loan and lease charge-offs:
Residential real estate	(165)	(23)	(220)	(67)	(3)
Commercial loans and leases	(467)	(1,180)	(246)	(123)	(136)
Consumer	(158)	(225)	(303)	(225)	(196)

Total charge-offs	(790)	(1,428)	(769)	(415)	(335)
Loan and lease recoveries:
Residential real estate	0	0	0	0	0
Commercial loans and leases	284	54	36	32	82
Consumer	24	27	42	48	35

Total recoveries	308	81	78	80	117

Net charge-offs	(482)	(1,347)	(691)	(335)	(218)

Balance, December 31	$15,036	$12,653	$11,530	$8,231	$7,350

Net charge-offs to average loans and leases	0.05%	0.14%	0.08%	0.05%	0.04%
Allowance to total loans and leases	1.41%	1.27%	1.19%	1.00%	1.18%

Table 10—Analysis of Credit Risk

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans and leases(1)	$588	$5,904	$684	$275	$832
Loans and leases 90 days past due	2,157	1,903	1,809	110	965
Restructured loans and leases	0	0	0	0	4

Total non-performing loans and leases(2)	2,745	7,807	2,493	1,985	1,801
Other real estate owned, net	0	50	380	163	0

Total non-performing assets	$2,745	$7,857	$2,873	$2,148	$1,801

Non-performing loans and leases to total loans and leases	0.26%	0.78%	0.26%	0.24%	0.29%
Allowance for credit loss to non-performing loans and leases	548%	162%	462%	415%	408%
Non-performing assets to total assets	0.12%	0.38%	0.16%	0.13%	0.13%

(1)	Gross interest income that would have been recorded in 2002 if non-accrual loans and leases had been current and in accordance with their original terms was $57,000, while interest actually recorded on such loans was $38,000.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $5,962,000 at December 31, 2002. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Market Risk Management

The Company’s net income is largely dependent on the Bank’s net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.

The Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2002 is presented in Table 11. As indicated in the note to the table, the data was based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates an asset sensitive one-year cumulative GAP position of 14% of total assets, with approximately 48% of rate sensitive assets and approximately 40% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2002. The one-year cumulative GAP continues in an asset sensitive position, but reflects a smaller positive GAP position than at the end of 2001. This is due to the maturity and subsequent replacement of a significant percentage of the investment portfolio throughout the year into longer average life investments. The investment portfolio is composed of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates move in a downward direction. While senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company’s interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Bank’s exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors. The following GAP analysis schedule sets out the time frames from December 31, 2002, in which the Company’s assets and liabilities are subject to repricing.

Table 11—Interest Rate Sensitivity Analysis

	0-90	91-365	Over 1-3	Over 3-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Years

Rate Sensitive Assets (RSA):
Loans and leases	$394,917	$112,067	$148,299	$267,053	$141,516
Taxable securities	264,866	186,703	158,150	55,823	81,538
Nontaxable securities	5,673	12,531	33,217	77,826	169,930
Other investments	48,383	0	0	0	0

Total	713,839	311,301	339,666	400,702	392,984
Rate Sensitive Liabilities (RSL):
Interest-bearing demand deposits	4,966	14,897	39,724	39,724	86,069
Regular savings deposits	4,892	14,677	39,139	39,139	55,447
Money market savings deposits	22,811	68433	182,488	96,527	28,281
Time deposits	107,934	215,735	76,825	33,782	138
Short-term borrowings and other RSL	205,432	54,047	205	30,100	310,000

Total	346,035	367,789	338,381	239,272	479,935

Cumulative GAP*	$367,804	$311,315	$312,601	$474,031	$387,080

As a percent of total assets	16.04%	13.57%	13.63%	20.67%	16.88%
Cumulative RSA to RSL	2.06	1.44	1.30	1.37	1.22

*	This analysis is based upon a number of significant assumptions including the following. Loans and leases are repaid/rescheduled by contractual maturity and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. Interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income and the fair value of equity capital resulting from a hypothetical change of plus or minus 200 basis points in U.S. Treasury interest rates for maturities from one day to thirty years. By employing simulation analysis through use of a computer model, the Company intends to effectively manage the potential adverse impacts that changing interest rates can have on its short-term earnings, long-term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. During 2002, as general market interest rates reached historically low levels, management adjusted the simulation model to consider interest rate floors on the Company’s core deposit portfolio. This recognizes that at certain low levels of market interest rates, the Company’s core deposit products would not reprice below specific rates. For evaluating interest rate risk at the end of 2002, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical. Therefore, the Company chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating the December 31, 2002, interest rate risk position. Measured from December 31, 2002, the simulation analysis indicates that net interest income would decline by 4% over a twelve-month period given a decrease in interest rates of 100 basis points, against a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 13%, as compared to a policy limit of 25%.

As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease and deposit products.

In addition to the potential adverse effect that changing interest rates may have on the Company’s net interest margin and operating results, potential adverse effects on liquidity can occur as a result of changes in the estimated cash flows from investment, loan, and deposit portfolios. The Company manages this inherent risk by maintaining a large portfolio of available-for-sale investments as well as secondary sources of liquidity from Federal Home Loan Bank of Atlanta advances and other bank borrowing arrangements.

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company’s liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2002. All deposits, except time deposits of $100,000 or more, equaled 63% of total earning assets at December 31, 2002. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan, lease and deposit maturities and calls, expected funding of loans and leases and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth, mortgage banking activities and leverage programs. Also considered are the greater sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Committee under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the Asset-liability Management Model’s projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of December 31, 2002, show short-term investments exceeding short-term borrowings by $21,542,000 over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $689,660,000 with the Federal Home Loan Bank of Atlanta, of which $359,427,000 was outstanding at December 31, 2002. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $259,039,000 at December 31, 2002, against which there were outstandings of $70,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2002.

The Company’s time deposits of $100,000 or more represented 8.5% of total deposits at December 31, 2002, and are shown by maturity in the table below.

	Months to Maturity

	3 or	Over 3	Over 6	Over
(Dollars in thousands)	Less	to 6	to 12	12	TOTAL

Time deposits—$100 thousand or more	$30,769	$19,570	$35,850	$40,058	$126,247

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,

(Dollars in thousands, except per share data)	2002	2001

Assets
Cash and due from banks	$38,998	$45,609
Federal funds sold	9,135	10,774
Interest-bearing deposits with banks	813	840
Residential mortgage loans held for sale	38,435	16,682
Investments available-for-sale (at fair value)	685,586	732,629
Investments held-to-maturity— fair value of $346,862 (2002) and $165,015 (2001)	340,860	164,921
Other equity securities	19,812	16,929

Total loans and leases	1,063,853	995,919
Less: allowance for credit losses	(15,036)	(12,653)

Net loans and leases	1,048,817	983,266

Premises and equipment, net	36,007	32,584
Accrued interest receivable	14,957	15,163
Goodwill	7,642	7,642
Other intangible assets, net	13,927	16,584
Other assets	52,415	38,211

Total assets	$2,307,404	$2,081,834

Liabilities
Noninterest-bearing deposits	$320,583	$277,592
Interest-bearing deposits	1,171,629	1,109,867

Total deposits	1,492,212	1,387,459
Short-term borrowings	488,214	411,132
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	35,000	35,000
Other long-term borrowings	90,500	79,116
Accrued interest payable and other liabilities	22,786	18,454

Total liabilities	2,128,712	1,931,161
Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,536,094 (2002) and 14,483,564 (2001)	14,536	14,484
Additional paid in capital	21,128	20,347
Retained earnings	132,607	111,906
Accumulated other comprehensive income	10,421	3,936

Total stockholders’ equity	178,692	150,673

Total liabilities and stockholders’ equity	$2,307,404	$2,081,834

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Interest income:
Interest and fees on loans and leases	$72,710	$79,783	$75,746
Interest on loans held for sale	976	780	298
Interest on deposits with banks	21	88	112
Interest and dividends on securities:
Taxable	37,239	37,873	33,261
Exempt from federal income taxes	11,230	8,174	7,614
Interest on federal funds sold	546	1,172	1,649

Total interest income	122,722	127,870	118,680
Interest expense:
Interest on deposits	19,833	35,597	39,755
Interest on short-term borrowings	16,138	17,324	15,647
Interest on long-term borrowings	7,929	8,122	5,858

Total interest expense	43,900	61,043	61,260

Net interest income	78,822	66,827	57,420
Provision for credit losses	2,865	2,470	2,690

Net interest income after provision for credit losses	75,957	64,357	54,730
Noninterest income:
Securities gains	2,016	346	277
Service charges on deposit accounts	7,839	7,307	5,975
Gains on sales of mortgage loans	3,940	2,608	1,058
Fees on sales of investment products	2,078	2,170	1,640
Trust department income	2,497	1,995	1,653
Insurance agency commissions	3,281	243	0
Income from bank owned life insurance	1,876	1,633	428
Gain on sale of premises	0	0	1,470
Other income	6,202	5,534	5,027

Total noninterest income	29,729	21,836	17,528
Noninterest expenses:
Salaries and employee benefits	38,571	29,595	24,900
Occupancy expense of premises	5,599	5,080	4,769
Equipment expenses	3,810	3,433	3,204
Marketing	1,907	1,474	1,282
Outside data services	2,415	2,342	2,374
Goodwill amortization	0	666	65
Amortization of intangible assets	2,659	2,512	2,759
Other expenses	9,000	9,516	8,248

Total noninterest expenses	63,961	54,618	47,601

Income before income taxes	41,725	31,575	24,657
Income tax expense	11,012	8,429	5,887

Net income	$30,713	$23,146	$18,770

Basic net income per share	$2.12	$1.61	$1.31
Diluted net income per share	$2.08	$1.59	$1.31

See Notes to Consolidated Financials Statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$30,713	$23,146	$18,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,052	6,225	5,699
Provision for credit losses	2,865	2,470	2,690
Deferred income taxes	(433)	1,565	1,344
Origination of loans held for sale	(331,325)	(230,006)	(67,657)
Proceeds from sales of loans held for sale	313,512	222,303	64,166
Gains on sales of loans held for sale	(3,940)	(2,608)	(1,058)
Securities gains	(2,016)	(346)	(277)
Gain on sale of premises	0	0	(1,470)
Net increase in accrued interest receivable	206	(39)	(2,359)
Net increase in other assets	(15,505)	(11,819)	(7,504)
Net increase in accrued expenses	3,413	4,205	3,702
Other-net	(375)	(4,272)	(4,945)

Net cash provided by operating activities	3,167	10,824	11,101
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	27	(333)	3,194
Purchases of investments held-to-maturity	(219,319)	(79,656)	(29,774)
Purchases of other equity securities	(2,883)	(2,742)	(10,063)
Purchases of investments available-for-sale	(1,122,816)	(984,951)	(120,279)
Proceeds from sales of investments available-for-sale	316,295	142,658	68,538
Proceeds from maturities, calls and principal payments of investments held-to-maturity	43,338	49,235	0
Proceeds from maturities, calls and principal payments of investments available-for-sale	865,460	638,389	59,068
Proceeds from sales of other equity securities	0	0	12,083
Proceeds from sales of other real estate owned	81	459	531
Net increase in loans and leases receivable	(67,963)	(28,184)	(113,311)
Acquisitions, net of cash acquired	0	(1,231)	(32,460)
Proceeds from sale of premises	0	0	2,965
Expenditures for premises and equipment	(7,366)	(4,712)	(3,501)

Net Cash Used by Investing Activities	(195,146)	(271,068)	(163,009)
Cash flows from financing activities:
Net increase in deposits	104,753	143,532	77,555
Net increase in short-term borrowings	48,155	102,618	69,138
Proceeds from long-term borrowings	40,000	30,262	46,134
Retirement of long-term borrowings	0	0	(35,000)
Common stock purchased and retired	0	0	(4,158)
Proceeds from issuance of common stock	833	2,767	2,098
Dividends paid	(10,012)	(8,881)	(7,749)

Net cash provided by financing activities	183,729	270,298	148,018

Net (decrease) increase in cash and cash equivalents	(8,250)	10,054	(3,890)
Cash and cash equivalents at beginning of year	56,383	46,329	50,219

Cash and cash equivalents at end of year	$48,133	$56,383	$46,329

Supplemental Disclosures:
Interest payments	$22,794	$60,766	$61,172
Income tax payments	9,291	9,236	6,631
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$29	$82	$686
Reclassification of borrowings from long-term to short-term	28,855	200	200
Details of acquisitions:
Fair value of assets acquired	$0	$2,605	$29,156
Fair value of liabilities assumed	0	(2,503)	(2,689)
Cash to be paid for acquisition	0	(2,227)	0
Purchase price in excess of net assets acquired	0	3,725	5,993

Cash paid	0	1,600	32,460
Less cash acquired	0	(369)	0

Net cash paid for acquisition	$0	$1,231	$32,460

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	paid in	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at January 1, 2000	$9,648	$24,476	$86,620	$(12,024)	$108,720
Comprehensive Income:
Net income			18,770		18,770
Other comprehensive income, net of tax (unrealized gains on securities of $9,994, net of reclassification adjustment for gains of $117)				9,877	9,877

Total comprehensive income					28,647
Cash dividends-$0.54 per share			(7,749)		(7,749)
Common stock issued pursuant to dividend reinvestment and stock purchase plan-97,927 shares	98	2,000			2,098
Stock repurchases-193,234 shares	(193)	(3,965)			(4,158)

Balances at December 31, 2000	9,553	22,511	97,641	(2,147)	127,558
Increase in beginning shares as a result of 3-for-2 stock split in the form of a stock dividend	4,777	(4,777)
Comprehensive Income:
Net income			23,146		23,146
Other comprehensive income, net of tax (unrealized gains on securities of $6,394, net of reclassification adjustment for gains of $311)				6,083	6,083

Total comprehensive income					29,229
Cash dividends-$0.61 per share			(8,881)		(8,881)
Common stock issued pursuant to:
Stock option plan-79,521 shares	80	1,045			1,125
Dividend reinvestment and stock purchase plan-67,947 shares	68	1,447			1,515
Employee stock purchase plan-5,931 shares	6	121			127

Balances at December 31, 2001	14,484	20,347	111,906	3,936	150,673
Comprehensive Income:
Net income			30,713		30,713
Other comprehensive income, net of tax (unrealized gains on securities of $7,336, net of reclassification adjustment for gains of $851)				6,485	6,485

Total comprehensive income					37,198
Cash dividends-$0.69 per share			(10,012)		(10,012)
Common stock issued pursuant to:
Stock option plan-39,529 shares	38	392			430
Employee stock purchase plan-14,841 shares	14	389			403

Balances at December 31, 2002	$14,536	$21,128	$132,607	$10,421	$178,692

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly owned subsidiary, Sandy Spring Bank (the “Bank”), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2002. The following is a summary of the more significant accounting policies:

Nature of Operations

Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, and personal trust services. The Company operates in the five Maryland counties of Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s, and has a concentration in loans secured by residential and commercial real estate.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (items with an original maturity of three months or less).

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

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company’s current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2002.

Investments Available-for-Sale

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income.

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

Loans and Leases

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Lease financing assets, all of which are direct financing leases, include aggregate lease rentals, net of related unearned income. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. The Company places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company’s impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and is first applied against the principal balance outstanding.

Allowance for Credit Losses

The allowance for credit losses (“allowance”) represents an amount which, in management’s judgment, will be adequate to absorb probable losses on outstanding loans and leases, as well as other extensions of credit, that may become uncollectible. The allowance represents an estimation made pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves the balancing of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to it. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category, (2) specific allowances, and (3) a nonspecific allowance based upon evaluation of other factors relating to the portfolio.

The historical loss allowance establishes allowances for the major loan categories based upon their respective historical loss experience over the prior eight quarters and is weighted so as to give more recent quarters the greatest effect. The use of these factors in the methodology, because of their relationship to actual results, is intended to narrow differences between estimated and realized losses.

The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may have been incurred. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the loss embedded in the individual loan.

Formula allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by use of the risk factor for that general credit category.

A nonspecific allowance is primarily based upon management’s regular evaluation of the following factors (which are included in federal bank regulatory guidelines): trends in delinquencies and non-accruals, size of credits relative to the allowance, volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which may also be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. The required analysis is regularly and carefully undertaken by management, and the risk factors are revised as conditions indicate.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware, and 10 to 40 years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

Other Real Estate Owned (OREO)

OREO, which is included in other assets, comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 15 years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years. Note 7 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No. 142.

Advertising Costs

Advertising costs are generally expensed as incurred.

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

New Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion 17, Intangible Assets. Notes 1 and 7 provide further detail on the accounting for goodwill and intangible assets under the standard and the impact of the adoption on the financial statements. The standard’s adoption had no impact on liquidity.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72 “Accounting for Certain Acquisitions of Banking and Thrift Institutions”. SFAS No. 147 addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The statement allows for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. Transitional provisions were effective on October 1, 2002, with earlier application permitted. Recent acquisitions of bank branches by the Company did not meet the criteria of a business combination and therefore the adoption of SFAS No. 147 had no effect on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company. Additional disclosures required by SFAS No. 148 appear in Note 12.

Note 2—Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2002 was $2,188,000 and in 2001 was $3,042,000.

Note 3—Investments Available-for-Sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are as follows:

	2002				2001

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$561,796	$10,001	$(109)	$571,688	$517,916	$5,495	$(1,103)	$522,308
State and municipal	44,348	1,726	(43)	46,031	38,750	409	(2)	39,157
Mortgage-backed	18,078	636	(6)	18,708	124,646	277	(726)	124,197
Corporate debt	15,979	794	(16)	16,757	11,874	4	0	11,878
Trust preferred	23,263	1,480	0	24,743	27,415	789	(931)	27,273

Total debt securities	663,464	14,637	(174)	677,927	720,601	6,974	(2,762)	724,813
Marketable equity securities	5,144	2,515	0	7,659	5,612	2,204	0	7,816

Total investments available-for-sale	$668,608	$17,152	$(174)	$685,586	$726,213	$9,178	$(2,762)	$732,629

The amortized cost and estimated fair values of debt securities available-for-sale at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2002		2001

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$432,230	$436,141	$471,518	$473,775
Due after one year through five years	198,642	207,094	187,535	189,031
Due after five years through ten years	26,725	28,585	49,283	49,629
Due after ten years	5,867	6,107	12,265	12,378

Total debt securities available-for-sale	$663,464	$677,927	$720,601	$724,813

Sale of investments available-for-sale during 2002, 2001 and 2000 resulted in the following:

(In thousands)	2002	2001	2000

Proceeds	$316,242	$142,471	$68,538
Gross gains	3,472	708	457
Gross losses	1,434	566	180

At December 31, 2002 and 2001, investments available-for-sale with a carrying value of $479,573,000 and $408,530,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2002 and 2001.

Note 4—Investments Held-to-Maturity and Other Equity Securities

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are as follows:

	2002				2001

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$87,714	$1,049	$0	$88,763	$9,995	$171	$0	$10,166
State and municipal	253,146	6,343	(1,390)	258,099	154,926	0	(77)	154,849

Total investments held-to-maturity	$340,860	$7,392	$(1,390)	$346,862	$164,921	$171	$(77)	$165,015

The amortized cost and estimated fair values of debt securities held-to-maturity at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2002		2001

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$102,177	$103,480	$13,620	$13,806
Due after one year through five years	86,071	87,645	50,818	51,210
Due after five years through ten years	148,243	151,289	94,397	93,998
Due after ten years	4,369	4,448	6,086	6,001

Total debt securities held-to-maturity	$340,860	$346,862	$164,921	$165,015

At December 31, 2002 and 2001, investments held-to-maturity with a book value of $101,484,000 and $58,274,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2002 or 2001.

Other equity securities at December 31 are as follows:

(In thousands)	2002	2001

Federal Reserve Bank stock	$1,826	$1,826
Federal Home Loan Bank stock	17,986	15,103

Total	$19,812	$16,929

Note 5—Loans and Leases

Major categories at December 31 are presented below:

(In thousands)	2002	2001

Residential real estate	$354,673	$339,797
Commercial loans and leases	476,014	441,540
Consumer	233,166	214,582

Total loans and leases	1,063,853	995,919
Less: allowance for credit losses	(15,036)	(12,653)

Net loans and leases	$1,048,817	$983,266

In the table, home equity loans are classified as consumer; commercial real estate and commercial construction loans are classified as commercial loans and leases; and, residential construction credits are classified as residential real estate.

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:

(In thousands)	2002	2001	2000

Balance at beginning of year	$12,653	$11,530	$8,231
Provision for credit losses	2,865	2,470	2,690
Allowance acquired	0	0	1,300
Loan charge-offs	(790)	(1,428)	(769)
Loan recoveries	308	81	78

Net charge-offs	(482)	(1,347)	(691)

Balance at end of year	$15,036	$12,653	$11,530

Information regarding impaired loans at December 31, and for the respective years, is as follows:

(In thousands)	2002	2001	2000

Impaired loans with a valuation allowance	$0	$91	$113
Impaired loans without a valuation allowance	170	5,498	500

Total impaired loans	$170	$5,589	$613

Allowance for credit losses related to impaired loans	$0	$91	$100
Allowance for credit losses related to other than impaired loans	15,036	12,562	11,430

Total allowance for credit losses	$15,036	$12,653	$11,530

Average impaired loans for the year	$4,135	$1,625	$303
Interest income on impaired loans recognized on a cash basis	$672	$0	$10

Note 6—Premises and Equipment

Premises and equipment at December 31 consist of:

(In thousands)	2002	2001

Land	$8,505	$8,505
Buildings and leasehold improvements	29,926	28,494
Equipment	19,789	16,732

Total premises and equipment	58,220	53,731
Less: accumulated depreciation and amortization	(22,213)	(21,147)

Net premises and equipment	$36,007	$32,584

Depreciation and amortization expense for premises and equipment amounted to $3,286,000 for 2002, $2,967,000 for 2001 and $2,816,000 for 2000.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $2,787,000 (2002), $2,465,000 (2001) and $2,315,000 (2000). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2002 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases

2003	$2,714
2004	2,752
2005	2,624
2006	2,467
2007	2,164
Thereafter	13,954

Total minimum lease payments	$26,675

Note 7—Goodwill and Other Intangible Assets

Effective January 1, 2002, goodwill is no longer being amortized but rather is tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

	2002				2001

				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(In thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$8,751	$1,109	$7,642	—	$8,751	$1,109	$7,642	—
Unidentifiable intangible assets resulting from branch acquisitions	17,854	5,926	11,928	6.7	17,854	4,143	13,711	7.7
Core deposit intangible assets	3,895	3,360	535	0.8	3,895	2,646	1,249	1.8
Other identifiable assets	1,637	173	1,464	10.8	1,637	13	1,624	11.7

Total	$32,137	$10,568	$21,569	8.2	$32,137	$7,911	$24,226	8.6

Future estimated annual amortization expense, excluding goodwill, is presented below:

(In thousands)

2003	$2,480
2004	1,945
2005	1,945
2006	1,945
2007	1,900

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. The Company also performed an annual test for impairment as of October 1, 2002. As a result of both the initial and annual assessment reviews, the Company determined that there was no impairment of goodwill at either date. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

The Company adopted SFAS No. 142 effective January 1, 2002. The following presents the pro forma effects of applying SFAS No. 142 to years ended December 31, 2001 and 2000.

	Years Ended December 31,

(Dollars in thousands except per share data)	2002	2001	2000

Goodwill amortization:
Pre-tax	$0	$666	$65
After-tax	0	428	65
Net income:
Reported	$30,713	$23,146	$18,770
Add back: goodwill amortization, net of tax effect	0	428	65

Adjusted net income	$30,713	$23,574	$18,375

Basic net income per share:
Reported	$2.12	$1.61	$1.31
Goodwill amortization	0.00	0.03	0.00

Adjusted net income per share	$2.12	$1.64	$1.31

Diluted net income per share:
Reported	$2.08	$1.59	$1.31
Goodwill amortization	0.00	0.03	0.00

Adjusted net income per share	$2.08	$1.62	$1.31

Note 8 — Deposits

Deposits outstanding at December 31 consist of:

(In thousands)	2002	2001

Noninterest-bearing deposits	$320,583	$277,592
Interest-bearing deposits:
Demand	185,380	166,603
Money market savings	398,539	396,295
Regular savings	153,294	109,409
Time deposits of less than $100,000	308,169	316,786
Time deposits of $100,000 or more	126,247	120,774

Total interest-bearing deposits	1,171,629	1,109,867

Total deposits	$1,492,212	$1,387,459

Interest expense on time deposits of $100,000 or more amounted to $3,728,800, $5,650,000 and $5,491,000 for 2002, 2001, and 2000, respectively.

Note 9—Short-term Borrowings

Information relating to short-term borrowings is as follows for the years ended December 31:

	2002		2001

(Dollars in thousands)	Amount	Rate	Amount	Rate

At Year End:
Federal Home Loan Bank advances	$268,927	5.21%	$222,200	5.25%
Retail repurchase agreements	149,287	0.75	138,932	1.20
Other short-term borrowings	70,000	2.94	50,000	3.20

Total	$488,214	3.52%	$411,132	3.64%

Average for the Year:
Federal Home Loan Bank advances	$240,043	5.20%	$219,612	5.34%
Retail repurchase agreements	150,775	1.12	133,832	3.25
Other short-term borrowings	62,951	3.11	30,956	4.01
Maximum Month-end Balance:
Federal Home Loan Bank advances	$268,927		$222,200
Retail repurchase agreements	169,128		157,520
Other short-term borrowings	75,000		50,000

The Company pledges U.S. Government Agency Securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the “FHLB”) under which it may borrow up to $689,660,000 at interest rates based upon current market conditions, of which $359,427,000 was outstanding at December 31, 2002. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $259,039,000 at December 31, 2002, against which there were outstandings of $70,000,000.

Note 10—Long-term Borrowings

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

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)	2002	2001

FHLB 6.12% Advance called in 2002	$0	$2,020
FHLB 6.37% Advance called in 2002	0	26,396
FHLB 6.45% Advance due 2006	250	350
FHLB 6.68% Advance due 2006	250	350
FHLB 5.26% Advance due 2006	30,000	30,000
FHLB 2.35% Advance due 2009	10,000	10,000
FHLB 6.25% Advance due 2010	10,000	10,000
FHLB 2.51% Advance due 2012	40,000	0

Total other long-term borrowings	$90,500	$79,116

The 6.45% and 6.68% advances due in 2006 are principal reducing with payments of $50,000 semi-annually. Interest on these instruments is generally paid monthly. FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans amounting to $191,386,000 at December 31, 2002 as collateral under the borrowing agreement with the FHLB.

Note 11—Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter. The shareholders have reserved 450,000 authorized but unissued shares of common stock for purchase upon the exercise of options granted under the plan. Shares are placed under option to employees, to be purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors.

In 2001, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5%, or approximately 718,000 shares of the Company’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to the Company’s dividend reinvestment and stock purchase plan, stock option plan, and employee benefit plans, and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 2003, or earlier termination of the program by the Board.

The Company has an Investors Choice Plan (the “Plan”), which is sponsored and administered by the American Stock Transfer & Trust Company (“AST”) as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through AST at low commissions. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares. Share purchases pursuant to the Plan are made in the open market. The Plan also allows participants to deposit their stock certificates with AST for safekeeping or sale.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2002, the Bank could have paid additional dividends of $44,237,000 to its parent company without regulatory approval. In conjunction with the Company’s trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2002 and 2001. There were no other loans outstanding between the Bank and the Company at either year-end.

Note 12—Stock Option Plan

The Company’s 1999 Stock Option Plan (“Option Plan”) provides for the granting of incentive and non-qualifying stock options to the Company’s directors and to selected key employees on a periodic basis at the discretion of the Board. The Option Plan authorizes the issuance of up to 1,600,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within ten years and vest over a period of two years. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 option plan will continue until exercise or expiration

The following is a summary of changes in shares under option for the years ended December 31:

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	557,068	$19.12	509,262	$14.53	319,275	$14.74
Granted	168,814	31.25	143,394	32.25	212,487	14.55
Cancelled	(11,227)	27.63	(16,067)	16.77	(22,500)	17.74
Exercised	(39,529)	12.33	(79,521)	13.86	0	0

Balance, end of year	675,126	$22.41	557,068	$19.12	509,262	$14.53

Weighted average fair value of options granted during the year		$9.05		$10.42		$4.11

The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contracted Life	Average		Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price

$7.67-$8.17	33,000	1.6	$7.97	33,000	$7.97
$11.09-$12.33	33,750	3.4	11.74	33,750	11.74
$14.54-$14.54	162,809	7.8	14.54	162,809	14.54
$16.24-$20.33	143,072	6.0	17.57	143,072	17.57
$31.25-$32.25	302,495	9.4	31.70	147,306	31.87

	675,126	7.6	22.41	519,937	19.68

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

	2002	2001	2000

Dividend yield	2.12%	2.10%	3.71%
Expected volatility	29.94%	30.87%	35.90%
Risk-free interest rate	3.73%	4.70%	5.05%
Expected lives (in years)	8	9	10

At December 31, 2002, the Company had two stock-based employee compensation plans in existence, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan as described more fully above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three years ended December 31.

(In thousands, except per share data)	2002	2001	2000

Net income, as reported	$30,713	$23,146	$18,770
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,215)	(1,041)	(750)

Pro forma net income	$29,498	$22,105	$8,020

Net income per share:
Basic—as reported	$2.12	$1.61	$1.31
Basic—pro forma	$2.03	$1.54	$1.25
Diluted—as reported	$2.08	$1.59	$1.31
Diluted—pro forma	$2.00	$1.52	$1.25

Note 13—Pension, Profit Sharing, and Other Employee Benefit Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2002, are based on the benefit earned as of December 31, 2001, plus benefits earned in future years of service based on the employee’s compensation during each such year. The Company’s funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

The Plan’s funded status as of December 31 is as follows:

(Dollars in thousands)	2002	2001

Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$8,189	$6,479
Service cost	830	671
Interest cost	581	512
Actuarial loss	290	709
Benefit payments	(243)	(182)

Projected obligation at December 31	9,647	8,189

Accumulated Benefit Obligation at December 31	8,061	6,825
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	7,423	8,029
Actual return on plan assets	(565)	(424)
Employer contributions	2,500	0
Benefit payments	(243)	(182)

Fair value of plan assets at December 31	9,115	7,423

Funded Status:
Funded status at December 31	(532)	(766)
Unrecognized prior service cost	(1,344)	(1,407)
Unrecognized net loss	4,590	3,270

Prepaid pension cost included in other assets	$2,714	$1,097

Weighted Average Assumptions as of December 31:

	2002	2001	2000

Discount rate	7.00%	7.25%	7.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Net pension expense for the previous three years includes the following components:

(In thousands)	2002	2001	2000

Service cost for benefits earned	$830	$671	$754
Interest cost on projected benefit obligation	581	512	532
Expected return on plan assets	(622)	(677)	(859)
Amortization of prior service cost	(63)	(63)	(27)
Amortization of transition asset	0	0	(1)
Recognized net actuarial loss	157	44	0

Pension expense for the year	$883	$487	$399

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match by the Company, which are included in operating expenses, totaled $2,843,000 in 2002, $1,828,000 in 2001, and $707,000 in 2000.

The Company also has a performance based compensation benefit which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments are made annually and total expense under the plan amounted to $2,028,000 in 2002, $1,704,000 in 2001, and $797,000 in 2000.

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in operating expenses for 2002, 2001 and 2000 were $384,000, $232,000, and $127,000, respectively.

The Company has an Executive Health Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. Expenses under the plan, covering insurance premium and out-of-pocket expense reimbursement benefits, totaled $115,000 in 2002, $66,000 in 2001, and $65,000 in 2000.

Note 14— Income Taxes

Income tax expense for the years ended December 31 consists of:

(In thousands)	2002	2001	2000

Current Income Taxes:
Federal	$8,707	$8,229	$7,192
State	1,872	1,765	39

Total current	10,579	9,994	7,231
Deferred Income Taxes (Benefit):
Federal	356	(1,289)	(1,344)
State	77	(276)	0

Total deferred	433	(1,565)	(1,344)

Total income tax expense	$11,012	$8,429	$5,887

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(Dollars in thousands)	2002	2001

Deferred Tax Assets:
Allowance for credit losses	$4,776	$4,179
Intangible assets	1,829	1,262
Net operating loss carryforward	207	248
Other	478	614

Gross deferred tax assets	7,290	6,303
Deferred Tax Liabilities:
Depreciation	(1,353)	(951)
Unrealized gains on investments available-for-sale	(6,557)	(2,482)
Pension plan costs	(1,234)	(594)
Deferred loan fees and costs	(1,016)	(722)
Other	(495)	(411)

Gross deferred tax liabilities	(10,655)	(5,160)

Net deferred tax (liabilities) assets	$(3,365)	$1,143

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss carryforward (NOL) of $511,000, which expires in 2008. The NOL is a result of an acquisition in 1993 and is subject to annual limitations under IRS Code Section 382.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2002	2001	2000

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(10.2)	(10.1)	(10.7)
State income taxes, net of federal income tax benefits	1.3	2.0	0.1
Other	.3	(0.2)	(0.5)

Effective tax rate	26.4%	26.7%	23.9%

Note 15— Net Income per Common Share

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

The calculation of net income per common share for the years ended December 31 was as follows:

(In thousands, except per share data)	2002	2001	2000

Basic:
Net income available to common stockholders	$30,713	$23,146	$18,770
Average common shares outstanding	14,508	14,389	14,361
Basic net income per share	$2.12	$1.61	$1.31

Diluted:
Net income available to common stockholders	$30,713	$23,146	$18,770
Average common shares outstanding	14,508	14,389	14,361
Stock option adjustment	214	169	42

Average common shares outstanding-diluted	14,722	14,558	14,403
Diluted net income per share	$2.08	$1.59	$1.31

As of December 31, 2002 options for 135,480 shares of common stock were not included in computing diluted net income per share because their effects are antidilutive.

Note 16— Related Party Transactions

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

(In thousands)	2002	2001

Balance at January 1	$16,726	$10,557
Additions	13,533	8,046
Repayments	(1,373)	(1,877)

Balance at December 31	$28,886	$16,726

Note 17— Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company has various outstanding credit commitments that are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company’s lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders’ equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $203,371,000 at December 31, 2002, and $205,869,000 at December 31, 2001. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of equity lines at year-end amounted to $165,410,000 in 2002 and $120,261,000 in 2001. The Company’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $22,004,000 at December 31, 2002, and $24,530,000 at December 31, 2001, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance, and are seldom exercised.

Note 18— Litigation

In the normal course of business, the Company may become involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 19— Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 97.2% of the Company’s assets and 99.1% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

Present value techniques used in estimating the fair value of many of the Company’s financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and temporary investments(1)	$87,381	$87,942	$73,904	$74,119
Investments available-for-sale	685,586	685,586	732,629	732,629
Investments held-to-maturity and other equity securities	360,672	366,674	181,850	181,944
Loans, net of allowances	1,048,817	1,079,129	983,266	966,544
Accrued interest receivable and other assets(2)	59,379	59,379	46,451	46,451
Financial Liabilities
Deposits	$1,492,212	$1,497,733	$1,387,459	$1,391,443
Short-term borrowings	488,214	490,601	411,132	412,075
Long-term borrowings	125,500	135,085	114,116	120,301
Accrued interest payable and other liabilities (2)	3,692	3,692	2,727	2,727

	Estimated	Estimated	Estimated	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Off-Balance Sheet Financial Assets
Commitments to extended credit(3)	$368,781	$(163)	$326,130	$(181)
Irrevocable letters of credit	22,004	(110)	24,530	(123)

(1)	Temporary investments include interest-bearing deposits with banks, federal funds sold and residential mortgage loans held for sale.
(2)	Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments”, are included in other assets and other liabilities.
(3)	Includes loan and credit line commitments and unused portions of equity lines.

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

Loans. The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.

Accrued interest receivable. The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

Other assets. The carrying amount approximated the fair value of certain accrued commissions in other assets, considering the short-term nature of the receivable and its expected collection.

Deposit liabilities. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

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

Note 20—Parent Company Financial Information

The condensed financial statements for Sandy Spring Bancorp (Parent Only) pertaining to the periods covered by the Company’s consolidated financial statements are presented below:

Balance Sheets

	December 31,

(In thousands)	2002	2001

Assets
Cash and due from banks	$6,259	$3,956
Investments available-for-sale (at fair value)	8,621	8,520
Investment in subsidiary	157,262	137,033
Loan from subsidiary	33,565	33,565
Other assets	1,366	1,429

Total assets	$207,073	$184,503

Liabilities
Long-term borrowings	$35,000	$35,000
Other liabilities	2,343	1,656

Total liabilities	37,343	36,656
Stockholders’ Equity
Common stock	14,536	14,484
Additional paid in capital	21,128	20,347
Retained earnings	132,607	111,906
Accumulated other comprehensive income	1,459	1,110

Total stockholders’ equity	169,730	147,847

Total liabilities and stockholders’ equity	$207,073	$184,503

Statements of Income

	Years Ended December 31,

	2002	2001	2000
(In thousands)

Income:
Cash dividends from subsidiary	$10,012	$8,881	$9,254
Securities gains	1,151	0	209
Other income, principally interest	3,567	3,634	3,418

Total income	14,730	12,515	12,881
Expenses:
Interest	3,281	3,281	3,281
Other expenses	707	610	506

Total expenses	3,988	3,891	3,787
Income before income taxes and equity in undistributed income of subsidiary	10,742	8,624	9,094
Income tax expense (benefit)	259	(90)	(101)

Income before equity in undistributed income of subsidiary	10,483	8,714	9,195
Equity in undistributed income of subsidiary	20,230	14,432	9,575

Net income	$30,713	$23,146	$18,770

Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$30,713	$23,146	$18,770
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(20,230)	(14,432)	(9,575)
Securities gains	(1,151)	0	(209)
Net change in other liabilities	467	(30)	65
Other-net	63	114	(31)

Net cash provided by operating activities	9,862	8,798	9,020
Cash Flows from Investing Activities:
Purchases of investments available-for-sale	(682)	(333)	(1,100)
Proceeds from sales of investments available-for-sale	2,302	36	460

Net cash provided (used) by investing activities	1,620	(297)	(640)
Cash Flows from Financing Activities:
Common stock purchased and retired	0	0	(4,158)
Proceeds from issuance of common stock	833	2,767	2,098
Dividends paid	(10,012)	(8,881)	(7,749)

Net cash used by financing activities	(9,179)	(6,114)	(9,809)

Net increase (decrease) in cash and cash equivalents	2,303	2,387	(1,429)
Cash and cash equivalents at beginning of year	3,956	1,569	2,998

Cash and cash equivalents at end of year	$6,259	$3,956	$1,569

Note 21—Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002 and 2001, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to risk weighted assets):
Company	$197,870	15.00%	$105,529	8.00%
Sandy Spring Bank	183,271	13.98	104,850	8.00	$131,063	10.00%
Tier 1 Capital (to risk weighted assets):
Company	181,702	13.77	52,765	4.00
Sandy Spring Bank	134,611	10.27	52,425	4.00	78,638	6.00
Tier 1 Capital (to average assets):
Company	181,702	8.11	67,225	3.00
Sandy Spring Bank	134,611	6.03	66,948	3.00	111,580	5.00
As of December 31, 2001:
Total Capital (to risk weighted assets):
Company	$171,155	14.10%	$97,095	8.00%
Sandy Spring Bank	158,117	13.11	96,453	8.00	$120,566	10.00%
Tier 1 Capital (to risk weighted assets):
Company	157,511	12.98	48,548	4.00
Sandy Spring Bank	111,724	9.27	48,226	4.00	72,339	6.00
Tier 1 Capital (to average assets):
Company	157,511	7.73	36,411	3.00
Sandy Spring Bank	111,724	5.50	36,170	3.00	60,283	5.00

Note 22—Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2002 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2002
Interest income	$29,694	$31,032	$30,968	$31,028
Net interest income	18,575	20,082	19,934	20,231
Provision for credit losses	1,185	985	395	300
Income before income taxes	8,890	9,665	11,306	11,864
Net income	6,556	7,158	8,257	8,742
Basic net income per share	$0.45	$0.50	$0.56	$0.61
Diluted net income per share	0.45	0.48	0.56	0.59
2001
Interest income	$32,119	$32,272	$32,725	$30,754
Net interest income	15,541	16,265	17,423	17,598
Provision for credit losses	492	492	742	744
Income before income taxes	7,099	8,031	8,135	8,310
Net income	5,305	5,867	5,952	6,022
Basic net income per share	$0.37	$0.41	$0.41	$0.42
Diluted net income per share	0.37	0.41	0.40	0.41

Sandy Spring Bancorp, Inc. and Subsidiaries

Management’s Statement of Responsibility

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company’s operations and is reliable and relevant to a meaningful appraisal of the Company.

Management has prepared the financial statements in accordance with generally accepted accounting principles, making appropriate use of estimates and judgment, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analysis, all financial information is consistent with the audited financial statements.

In addition, management is responsible for establishing and maintaining effective internal control over financial reporting, presented in conformity with generally accepted accounting principles and the applicable requirements of the Federal Reserve System. The internal control system contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control systems can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control systems may vary over time.

Management assessed Sandy Spring Bancorp, Inc.’s internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sandy Spring Bancorp, Inc. maintained effective internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2002.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders, designated by the Federal Deposit Insurance Corporation or the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by Sandy Spring Bancorp, Inc. subsidiary Sandy Spring Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the subsidiary insured depository institution complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2002.

Oversight of the financial reporting process is provided by the Audit Committee of the Board of Directors, which consists solely of outside directors. This Committee meets on a regular basis, in private, with the internal auditor, who reports directly to the Audit Committee, to approve the audit schedule and scope, discuss the adequacy of the internal control systems and the quality of financial reporting, review audit reports and address problems. The Committee also reviews the Company’s annual report on Form 10-K to shareholders and filed with the Securities and Exchange Commission, and its quarterly reports on Form 10-Q. The Audit Committee controls the hiring and compensation of the external auditors, and meets at least annually with the external auditors, and has direct and private access to them at any time.

The independent public accounting firm of Stegman & Company has examined the Company’s financial records. The resulting opinion statement which follows is based upon knowledge of the Company’s accounting systems, as well as on tests and other audit procedures performed in accordance with generally accepted auditing standards.

Hunter R. Hollar President and Chief Executive Officer	James H. Langmead Executive Vice President and Chief Financial Officer

Report of Independent Auditors

Audit Committee of the
Board of Directors and Shareholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
January 31, 2003

Other Material Required by Form 10-K

BUSINESS

General

Sandy Spring Bancorp, Inc. (“the Company”) is the one-bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 30 community offices located in Anne Arundel, Frederick, Howard, Montgomery, and Price George’s counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank’s deposit accounts are insured by the Bank Insurance Fund (“BIF”) administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/ Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank’s primary market area of Anne Arundel, Frederick, Howard, Montgomery, and Price George’s Counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (SSIC), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

The Company’s and the Bank’s principal executive office is at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301 774-6400. The company Website is located at www.sandyspringbank.com

Loan and Lease products

Residential Real Estate Loans. The residential real estate category contains loans principally to consumers secured by residential real estate. The Company’s residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company’s residential mortgage loans.

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by them to purchase subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits that may be categorized as sub-prime under federal banking regulations. Such sub-prime credits typically remain on the Company’s consolidated books after funding for thirty days or less, and are included in residential mortgages held for sale on the face of the balance sheet. The Company also holds occasional, isolated credits that inadvertently failed to meet GSE or other third-party investor criteria, or that were originated and managed in the ordinary course of business (rather than in any sub-prime lending program) and may have characteristics that could cause them to be categorized as sub-prime. The Company’s current practice is to sell all such sub-prime loans to third party investors. The Company believes that the sub-prime credits it originates or holds and the risks they entail are not significant to its financial condition, results of operations, liquidity, or capital resources.

The Company engages in sales of residential mortgage loans originated by the Bank. The Company’s current practice is to sell loans on a servicing released basis. In 2001, the Company sold substantially all of its servicing rights, which related to loans originated and sold with servicing retained in years prior to 1995.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. Loans to individuals for the construction of primary personal residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of six to twelve months. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company’s practice is to immediately sell substantially all fixed-rate residential mortgage loans in the secondary market with servicing released.

Commercial Loans and Leases. The Company devotes significant resources and attention to seeking and then serving commercial clients. Included in this category are commercial real estate loans, commercial construction loans, leases and other commercial loans. Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment.

The Company’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased through participation from another lending institution, to have viable repayment sources. Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The Company has no commercial loans to borrowers in similar industries that exceed 10% of total loans.

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of December 31, 2002, the Company had $21.3 million in Shared National Credits outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2002, other financial institutions had $3.1 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $472,000 in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding Shared National Credits..

In general, the Company’s commercial real estate loans consist of loans secured by owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company’s general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Commercial real estates loans secured by owner occupied properties are based upon on the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks. All borrowers are required to forward annual corporate, partnership and personal financial statements. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 240 months, each loan has a call provision (maturity date) of five years or less. A risk rating system is used to determine loss exposure.

The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company’s portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Residential construction loans to residential builders are generally made for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan-to-value ratio not to exceed 75% of the value of the project as completed.

The Company’s equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors and end users located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Terms generally are fixed payment for up to 5 years. Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

The Company makes other commercial loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed three years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which lenders desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

Commercial lines of credit are granted to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Company generally requires at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral value are limited. Lines of credit and term loans to the same borrowers generally are cross-defaulted and cross-collateralized. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate.

Consumer Lending. Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, marine loans and student loans.

The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to fifteen years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to fifteen years and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

Other consumer loans includes installment loans used by customers to purchase automobiles, boats, and recreational vehicles, manufactured housing, and student loans. These consumer loans are generally governed by the same overall lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates. The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. The Company also makes indirect marine loans at fixed rates for terms of up to 20 years. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company’s student loans are made in amounts of up to $18,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company’s practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months.

Availability of Filings through the Company’s Website

The Company provides internet access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through the Investor Relations area of the Bank’s Website, at www.sandyspringbank.com. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a Website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.

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

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

In general, bank holding companies that qualify as financial holding companies under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Bank Regulation. On September 21, 2001, the Bank’s application to the Maryland State Commissioner of Financial Regulation to become a state chartered bank and trust company was approved and the Bank began operations as such. The Bank is a member of the Federal Reserve System and is subject to supervision by Federal Reserve and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank’s depositors and the BIF. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 11—Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Bancorp and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to Bancorp or any of Bancorp’s non-banking subsidiaries are limited in amount to 10% of the Bank’s capital and surplus and, with respect to Bancorp and all such non-banking subsidiaries, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank’s capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Under Federal Reserve regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups— well-capitalized, adequately capitalized, or undercapitalized— based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2003. Deposit insurance rates may be increased during 2003 or later years.

Regulatory Capital Requirements. The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

The regulations of the Federal Reserve require bank holding companies and member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the Federal Reserve requires bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

In November 1999, Sandy Spring Capital Trust I, a statutory business trust and consolidated subsidiary of the Company, sold 1.4 million trust preferred securities having a liquidation price of $25 each for a total price of $35 million. These trust preferred securities meet the Federal Reserve’s regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital.

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

The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks’ capital adequacy for interest rate risk. Under the policy, the Federal Reserve’s assessment of a bank’s capital adequacy includes an assessment of the bank’s exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2002, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2002, the Bank was well-capitalized as defined in the Federal Reserve’s regulations.

For information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Management” of this report and “Note 21— Regulatory Matters” of the Notes to the Consolidated Financial Statements of this Report.

Supervision and Regulation of Mortgage Banking Operations

The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and Federal National Mortgage Association (“FNMA”) with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Competition

The Bank’s principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in Maryland generally, and the Bank’s primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

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

The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.

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

Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. Banks with or without holding companies also may establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial services companies take advantage of the new activities and provide a wider array of products.

Employees

As of February 3, 2003, the Company and the Bank employed 575 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Executive Officers

The following listing sets forth the name, age (as of March 22, 2003) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III	44	Executive Vice President and Chief Information Officer of the Bank

R. Louis Caceres	40	Executive Vice President of the Bank

Ronald E. Kuykendall	50	Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank

James H. Langmead	53	Executive Vice President and Chief Financial Officer of Bancorp and the Bank

Lawrence T. Lewis, III	54	Executive Vice President and Chief Investment Officer of Bancorp and the Bank

Daniel J. Schrider	38	Executive Vice President and Chief Credit Officer of the Bank

Frank H. Small	56	Executive Vice President and Chief Operating Officer of Bancorp and the Bank

Sara E. Watkins	46	Executive Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

Frank L. Bentz, III became Executive Vice President and Chief Information Officer in 2002. Prior to that, Mr. Bentz was Senior Vice President of the Bank.

R. Louis Caceres became Executive Vice President in 2002. Prior to that, Mr. Caceres was Senior Vice President of the Bank. Prior to joining the Bank, Mr. Caceres was a Vice President of First Union Corporation.

Ronald E. Kuykendall became Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank in 2002. Prior to that, Mr. Kuykendall was Vice President and Secretary of Bancorp and Senior Vice President and General Counsel of the Bank. Before joining the Bank in 2000, Mr. Kuykendall was Associate General Counsel, Crestar Financial Corporation.

James H. Langmead, CPA, became Executive Vice President and Chief Financial Officer of Bancorp and the Bank in 2001. Prior to that, Mr. Langmead was Vice President and Treasurer of Bancorp and Executive Vice President and Chief Financial Officer of the Bank.

Lawrence T. Lewis, III became Executive Vice President of Bancorp and the Bank in 2001 and Chief Investment Officer of Bancorp and the Bank in 2002. Prior to that, Mr. Lewis was Executive Vice President of the Bank.

Daniel J. Schrider became Executive Vice President and Chief Credit Officer effective January 1, 2003. Prior to that, Mr. Schrider served as Senior Vice President of the Bank.

Frank H. Small became Executive Vice President of Bancorp and the Bank in 2001 and Chief Operating Officer of Bancorp and the Bank in 2002. Prior to that, Mr. Small was Executive Vice President of the Bank.

Sara E. Watkins became Executive Vice President of the Bank in 2002. Prior to that, Ms. Watkins was Senior Vice President of the Bank.

Controls and Procedures

Within the ninety days prior to the filing of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

Properties

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

Community Banking

Offices

Airpark*

7653 Lindbergh Drive
Gaithersburg, MD 20879

Annapolis West*

2051 West Street
Annapolis, MD 21401

Ashton*

1 Ashton Road
Ashton, MD 20861

Asbury*

409 Russell Avenue
Gaithersburg MD 20877

Aspenwood

14400 Homecrest Road
Silver Spring, MD 20906

Bedford Court

3701 International Drive
Silver Spring, MD 20906

Bethesda*

7126 Wisconsin Avenue
Bethesda, MD 20814

Burtonsville*

3535 Spencerville Road
Burtonsville, MD 20866

Clarksville*

12276 Clarksville Pike
Clarksville, MD 21029

Colesville*

13300 New Hampshire Avenue
Silver Spring, MD 20904

Congressional*

1647 Rockville Pike
Rockville, MD 20852

Damascus*

26250 Ridge Road
Damascus, MD 20872

East Gude Drive*

1601 East Gude Drive
Rockville, MD 20850

Eastport*

1013 Bay Ridge Avenue
Annapolis, MD 21403

Edgewater*

116 Mitchells Chance Road
Edgewater, MD 21037

Gaithersburg Square*

596 A North Frederick Avenue
Gaithersburg, MD 20877

Jennifer Road*

166 Jennifer Road
Annapolis, MD 21401

Laurel Lakes*

14404 Baltimore Avenue
Laurel, MD 20707

Layhill*

14241 Layhill Road
Silver Spring, MD 20906

Leisurewood Plaza*

3801 International Drive, Suite 100
Silver Spring, MD 20906

Lisbon*

704 Lisbon Centre Drive
Woodbine, MD 21797

Milestone Center*

20930 Frederick Avenue
Germantown, MD 20876

Montgomery General Hospital*

18101 Prince Philip Drive
Olney, MD 20832

Montgomery Village*

9921 Stedwick Road
Montgomery Village, MD 20886

Olney*

17801 Georgia Avenue
Olney, MD 20832

Patrick Street*

14 West Patrick Street
Frederick, MD 21701

Potomac*

9822 Falls Road
Potomac, MD 20854

Rockville

611 Rockville Pike
Rockville, MD 20852

Sandy Spring

908 Olney-Sandy Spring Road
Sandy Spring, MD 20860

Wildwood*

10329 Old Georgetown Road
Bethesda, MD 20814

*	ATM available

Other Properties

Sandy Spring Bank

Financial Center
148 Jennifer Road
Annapolis, MD 21401
410 266-3000

Human Resources

8875 Centre Park Drive
Columbia, MD 21045
410 740-8005

Training Center

18120 Hillcrest Drive, Suite A
Olney, MD 20832
301 774-6400

The Equipment Leasing Company

53 Loveton Circle, Suite 100
Sparks, MD 21152
410 472-0011

Administrative and Training Center

17735 Georgia Avenue
Olney, MD 20832
301 774-6400

Sandy Spring Mortgage

9112 Guilford Road, Suite 2
Columbia, MD 21046
301 680-0200

Sandy Spring Insurance Corporation

T/A Chesapeake Insurance Group
2661 Riva Road, Suite 1050
Annapolis, MD 21401
410 841-5320

Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Notes to the Consolidated Financial Statements

Report of Independent Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.
3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.
10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.
10(b)*	Sandy Spring Bancorp, Inc. 1982 Incentive Stock Option Plan	Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1990, SEC File No. 0-19065.
10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.
10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.
10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.
10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.
10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.
10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:

10(i)*	Supplemental Executive Retirement Agreement by and between Sandy Spring National Bank of Maryland and Hunter R. Hollar	Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.
10(j)*	Form of Supplemental Executive Retirement Agreement by and between Sandy Spring Bank and each of Frank L. Bentz, III; R. Louis Caceres; Ronald E. Kuykendall; James H. Langmead, Lawrence T. Lewis, III, Daniel J. Schrider; Frank H. Small; and Sara E. Watkins
10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank of Maryland, and Hunter H. Hollar	Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.
10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and James H. Langmead
10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Lawrence T. Lewis, III
10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider
10(o)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small
10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins
10(q)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall
10(r)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank L. Bentz, III
10(s)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres
10(t)	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.
21	Subsidiaries
23	Consent of Independent Auditors
99.1	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.

The following Forms 8-K were filed during the fourth quarter of 2002:

(a)	On October 16, 2002, the Company furnished information under Item 9 of Form 8-K reporting comfort with certain consensus earnings estimates.

(b)	On October 18, 2002, the Company furnished information under Item 9 of Form 8-K reporting payment in full of the largest credit included in its total non-performing loans at September 30, 2002.

(c)	On December 20, 2002, the Company reported, under Item 5, the completion of its analysis of the application of SFAS No. 147 to certain unidentified intangible assets.

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Ronald E. Kuykendall, Executive Vice President, General Counsel and Corporate Secretary, at Sandy Spring Bancorp, Inc., 17801 Georgia Avenue, Olney, Maryland 20832. Shareholders also may access a copy of the Form 10-K including exhibits on the SEC Website at www.sec.gov or through the Company’s Investor Relations Website maintained at www.sandyspringbank.com

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Hunter R. Hollar

Hunter R. Hollar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2003.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:

/s/ Hunter R. Hollar	/s/ James H. Langmead

Hunter R. Hollar	James H. Langmead
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ John Chirtea John Chirtea	Director

/s/ Susan D. Goff Susan D. Goff	Director

/s/ Solomon Graham Solomon Graham	Director

/s/ Gilbert L. Hardesty Gilbert L. Hardesty	Director

/s/ Joyce R. Hawkins Joyce R. Hawkins	Director

/s/ Charles F. Mess Charles F. Mess	Director

/s/ Robert L. Mitchell Robert L. Mitchell	Director

/s/ Robert L. Orndorff, Jr. Robert L. Orndorff, Jr.	Director

/s/ David E. Rippeon David E. Rippeon	Director

/s/ Craig A. Ruppert Craig A. Ruppert	Director

/s/ Lewis R. Schumann Lewis R. Schumann	Director

/s/ W. Drew Stabler W. Drew Stabler	Chairman of the Board, Director

Certifications

I, Hunter R. Hollar, President and Chief Executive Officer of Sandy Spring Bancorp, Inc. (“Bancorp”), certify that:

1.     I have reviewed this annual report on Form 10-K of Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ Hunter R. Hollar Hunter R. Hollar President and Chief Executive Officer

I, James H. Langmead, Executive Vice President and Chief Financial Officer of Sandy Spring Bancorp, Inc. (“Bancorp”), certify that:

1.     I have reviewed this annual report on Form 10-K of Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ James H. Langmead James H. Langmead Executive Vice President and Chief Financial Officer