Form 10-Q
period 2003-03-31
SANDY SPRING BANCORP INC
filed 2003-05-13
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------


Commission File Number: O-19065

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


                   17801 Georgia Avenue, Olney, Maryland 20832
                   -------------------------------------------
                   (Address of principal office)    (Zip Code)

                                  301-774-6400
                                  ------------
                               (Telephone Number)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES    X      NO
                                 -------      -------

         The number of shares of common stock outstanding as of April 25, 2003 is 14,505,234 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 2003 and December 31, 2002................................. 1

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2003 and 2002 ......................... 2

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2003 and 2002.......................... 4

         Consolidated Statements of Changes in Stockholders' Equity for the
         Three Month Periods Ended March 31, 2003 and 2002 ................... 6

         Notes to Consolidated Financial Statements........................... 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.................................................. 17

  ITEM 4. CONTROLS AND PROCEDURES.............................................18

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 17


  SIGNATURES................................................................  18

  CERTIFICATIONS..............................................................19

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                           March 31,   December 31,
(Dollars in thousands, except per share data)                2003          2002
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                              $    49,066    $    38,998
  Federal funds sold                                        23,356          9,135
  Interest-bearing deposits with banks                         837            813
  Residential mortgage loans held for sale
     (at fair value)                                        28,587         38,435
  Investments available-for-sale (at fair value)           751,030        685,586
  Investments held-to-maturity -- fair value
     of $333,505 (2003) and $346,862 (2002)                327,589        340,860
  Other equity securities                                   21,237         19,812
  Total loans and leases                                 1,050,316      1,063,853
    Less: allowance for credit losses                      (15,023)       (15,036)
                                                       -----------    -----------
       Net loans and leases                              1,035,293      1,048,817

  Premises and equipment, net                               36,256         36,007
  Accrued interest receivable                               19,372         14,957
  Goodwill                                                   7,642          7,642
  Other intangible assets                                   13,262         13,927
  Other assets                                              57,993         52,415
                                                       -----------    -----------
     Total assets                                      $ 2,371,520    $ 2,307,404
                                                       ===========    ===========
LIABILITIES
  Noninterest-bearing deposits                         $   345,217    $   320,583
  Interest-bearing deposits                              1,210,296      1,171,629
                                                       -----------    -----------
      Total deposits                                     1,555,513      1,492,212

  Short-term borrowings                                    489,210        488,214
  Guaranteed preferred beneficial interests
     in the Company's subordinated debentures               35,000         35,000
  Other long-term borrowings                                88,521         90,500
  Accrued interest payable and other liabilities            20,777         22,786
                                                       -----------    -----------
      Total liabilities                                  2,189,021      2,128,712

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized
     50,000,000; shares issued and outstanding
     14,503,157 (2003) and 14,536,094 (2002)                14,503         14,536
  Additional paid in capital                                19,880         21,128
  Retained earnings                                        138,293        132,607
  Accumulated other comprehensive income                     9,823
                                                                           10,421
                                                       -----------    -----------
      Total stockholders' equity                           182,499        178,692
                                                       -----------    -----------
      Total liabilities and stockholders' equity       $ 2,371,520    $ 2,307,404
                                                       ===========    ===========
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended
                                              March 30,
                                         -------------------
(In thousands, except per share data)      2003       2002
-----------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans and leases    $16,619   $17,722
 Interest on loans held for sale              308       173
 Interest on deposits with banks                3         8
 Interest and dividends on securities:
   Taxable                                  8,732     9,259
   Exempt from federal income taxes         3,468     2,412
Interest on federal funds sold                106       120
                                          -------   -------
     TOTAL INTEREST INCOME                 29,236    29,694
Interest Expense:
 Interest on deposits                       3,933     5,324
 Interest on short-term borrowings          4,668     3,723
 Interest on long-term borrowings           1,510     2,072
                                          -------   -------
      TOTAL INTEREST EXPENSE               10,111    11,119
                                          -------   -------
NET INTEREST INCOME                        19,125    18,575
Provision for Credit Losses                     0     1,185
                                          -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                        19,125    17,390
Noninterest Income:
 Securities gains                               8       233
 Service charges on deposit accounts        1,984     1,878
 Gains on sales of mortgage loans           1,575       738
 Fees on sales of investment products         521       640
 Trust department income                      720       569
  Insurance agency commissions              1,019       986
  Income from bank owned life insurance       609       435
 Other income                               1,339     1,319
                                          -------   -------
      TOTAL NONINTEREST INCOME              7,775     6,798
Noninterest Expenses:
 Salaries and employee benefits             9,450     9,296
 Occupancy expense of premises, net         1,584     1,306
 Equipment expenses                         1,041       809
 Marketing                                    454       402
 Outside data services                        645       613
 Amortization of intangible assets            665       665
 Other expenses                             2,136     2,207
                                          -------   -------
      TOTAL NONINTEREST EXPENSES           15,975    15,298
                                          -------   -------
Income Before Income Taxes                 10,925     8,890
Income Tax Expense                          2,620     2,334
                                          -------   -------
NET INCOME                                $ 8,305   $ 6,556
                                          =======   =======
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                            Three Months Ended
                                                 March 31,
                                            -------------------
(In thousands, except per share data)        2003      2002
----------------------------------------------------------------------
Basic Net Income Per Share                 $ 0.57    $ 0.45

Diluted Net Income Per Share                 0.56      0.45

Dividends Declared Per Share                 0.18      0.17



See Notes to Consolidated Financial State

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           -------------------
                                                                            2003           2002
-----------------------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income                                                              $   8,305    $   6,556
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             1,540        1,470
   Provision for credit losses                                                   0        1,185
   Origination of loans held for sale                                     (111,290)     (53,406)
   Proceeds from sales of loans held for sale                              125,078       60,012
   Gains on sales of loans held for sale                                    (3,940)        (738)
   Securities gains                                                             (8)        (233)
   Net (increase) decrease in accrued interest receivable                   (4,415)         925
   Net increase in other assets                                             (5,606)        (882)
   Net decrease in accrued expenses                                         (2,218)      (6,755)
   Other - net                                                               1,357          370
                                                                         ---------    ---------
      Net cash provided by operating activities                              8,803        8,504

 Cash flows from investing activities:

 Net increase in interest-bearing deposits with banks                          (24)          (2)
 Purchases of investments held-to-maturity                                  (5,354)     (36,516)
 Purchases of other equity securities                                       (1,425)           0
 Purchases of investments available-for-sale                              (371,082)    (136,472)
 Proceeds from sales of investments available-for-sale                      50,027      117,248
 Proceeds from maturities, calls and principal payments of investments
   held-to-maturity                                                         18,591            0
 Proceeds from maturities, calls and principal payments of investments
   available-for-sale                                                      254,109      101,534
 Net decrease (increase) in loans and leases                                13,537      (23,671)
 Expenditures for premises and equipment                                    (1,239)      (1,148)
                                                                         ---------    ---------
     Net cash (used in) provided by investing activities                   (42,860)      20,973

Cash flows from financing activities:
 Net increase in deposits                                                   63,301        5,908
 Net (decrease) increase in short-term borrowings                          (29,555)         992
 Proceeds from long-term borrowings                                         28,500           96
 Common stock purchased and retired                                         (1,579)           0
 Proceeds from issuance of common stock                                        298          203
 Dividends paid                                                             (2,619)      (2,463)
                                                                         ---------    ---------
     Net cash provided by financing activities                              58,346        4,736
                                                                         ---------    ---------
Net increase in cash and cash equivalents                                   24,289       34,213
Cash and cash equivalents at beginning of period                            48,133       56,383
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $  72,422    $  90,596
                                                                         =========    =========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
(Dollars in thousands)                                                       2003         2002
----------------------------------------------------------------------------------------------
Supplemental Disclosures:
  Interest payments                                                      $  10,010    $  11,617
  Income tax payments                                                        2,295          531

Noncash Financing Activities:
  Reclassification of borrowings from long-term to short-term               30,479          100


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Accum-
                                                                                                   ulated
                                                                                                   Other
                                                                                                   Compre-          Total
                                                                    Additional                     hensive          Stock-
                                                      Common         Paid-in          Retained     Income           holders'
(Dollars in thousands, except per share data)         Stock          Capital          Earnings     (loss)           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2003                           $14,536          $21,128         $132,607    $10,421         $178,692
Comprehensive income:
  Net income                                                                              8,305                       8,305
  Other comprehensive loss, net of
    tax effects and
    reclassification adjustment                                                                       (598)            (598)
                                                                                                                   --------
Total comprehensive income                                                                                            7,707

Cash dividends - $0.18 per share                                                         (2,619)                     (2,619)
Common stock issued pursuant to:
  Stock option plan - 12,501 shares                        13              171                                          184
  Employee stock purchase plan - 4,122 shares               4              110                                          114
  Stock repurchases - 49,560 shares                       (50)          (1,529)                                      (1,579)
                                                      --------         --------        ---------   -------         --------
Balances at March 31, 2003                            $14,503          $19,880         $138,293    $ 9,823         $182,499
                                                      ========         ========        =========   =======         ========

Balances at January 1, 2002                           $14,484          $20,347         $111,906    $ 3,936         $150,673
Comprehensive income:
  Net income                                                                              6,556                       6,556
  Other comprehensive income, net of tax
    effects and reclassification
    adjustment                                                                                      (3,539)          (3,539)
                                                                                                                   --------
Total comprehensive income                                                                                            3,017

Cash dividends - $0.17 per share                                                         (2,463)                     (2,463)
Common stock issued pursuant to:
   Stock option plan - 7,134 shares                         7              106                                          113
  Employee stock purchase plan - 3,420 shares               3               87                                           90
                                                      --------         --------        ---------   -------         --------
Balances at March 31, 2002                            $14,494          $20,540         $115,999    $   397         $151,430
                                                      ========         ========        =========   =======         ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2002 Annual Report to Shareholders. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2003.

         The accounting and reporting policies of Sandy Spring Bancorp (the "Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to current classifications.

         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

Note 2 - Stockholders' Equity

         On March 26, 2003, the Board of Directors authorized the repurchase of up to 5%, or approximately 727,000 shares, of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's stock option and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made in the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 49,560 shares of its common stock under a share repurchase program, which expired on March 31, 2003.

Note 3 - Stock Option Plan

         At March 31, 2003, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          ----------------------
(In thousands, except per share data)                                         2003         2002
---------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                   $   8,305     $   6,556
Less pro forma stock-based employee compensation expense
   determined under fair value based method, net of related tax effects        (244)         (304)
                                                                          -----------------------
Pro forma net income                                                      $   8,061     $   6,252
                                                                          =======================
Net income per share:
   Basic - as reported                                                    $    0.57     $    0.45
   Basic - pro forma                                                      $    0.55     $    0.43
   Diluted - as reported                                                  $    0.56     $    0.45
   Diluted - pro forma                                                    $    0.55     $    0.43

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

(Dollars and amounts in thousands, except                   Three Months Ended
  Per share data)                                                March 31,
-------------------------------------------------------------------------------
                                                             2003      2002
                                                             ----      ----
Basic:
 Net income available to common stockholders               $ 8,305   $ 6,556
 Average common shares outstanding                          14,537    14,490
     Basic net income per share                            $  0.57   $  0.45
                                                           =======   =======
Diluted:
 Net income available to common stockholders               $ 8,305   $ 6,556
 Average common shares outstanding                          14,537    14,490
 Stock option adjustment                                       207       219
                                                           -------   -------
   Average common shares outstanding-diluted                14,744    14,709
     Diluted net income per share                          $  0.56   $  0.45
                                                           =======   =======

Options for 140,729 shares of common stock were not included in computing diluted net income per share for the three months ended March 31, 2002 because their effects are antidilutive. There was no such effect for the three months ended March 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Sandy Spring Bancorp makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates twenty-nine community offices in Anne Arundel, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2003, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 44% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 56%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 60% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The Company makes use of estimates in applying its accounting policies. A change in such estimates may have a material impact on the presentation of the Company's financial condition, changes in financial condition, or results of operations for a reporting period. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have such a material effect.

NON-GAAP FINANCIAL MEASURE

         The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP based ratio, and is highly useful in comparing period-to-period operating performance of the Company's core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

         In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP based efficiency ratios are presented and reconciled in Table 1. As shown in Table 1, both first quarter efficiency ratios, GAAP based and traditional, improved in 2003, compared to 2002.

Table 1 - GAAP based and traditional efficiency ratios

                                                            Three Months Ended
--------------------------------------------------------------------------------
                                                                 March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                         2003      2002
--------------------------------------------------------------------------------
Noninterest expenses-GAAP based                              $15,975    $15,298
Net interest income plus noninterest income-
  GAAP based                                                  26,900     25,373

   Efficiency ratio-GAAP based                                 59.39%     60.29%
                                                             =======    =======

Noninterest expenses-GAAP based                              $15,975    $15,298
  Less non-GAAP adjustments:
    Amortization of intangible assets                            665        665
                                                             ------------------
      Noninterest expenses-traditional ratio                  15,310     14,633

Net interest income plus noninterest income-
  GAAP based                                                  26,900     25,373
    Plus non-GAAP adjustment:
      Tax-equivalency                                          2,046      1,469
    Less non-GAAP adjustments:
       Securities gains                                            8        233
                                                             ------------------
        Net interest income plus noninterest
          Income - traditional ratio                          28,938     26,609

   Efficiency ratio - traditional                              52.91%     54.99%
                                                             =======    =======

A. FINANCIAL CONDITION

         The Company's total assets were $2,371,520,000 at March 31, 2003, compared to $2,307,404,000 at December 31, 2002, increasing $64,116,000 or 3%
during the first three months of 2003. Earning assets increased $44,458,000 or 2% to $2,202,952,000 at March 31, 2003, from $2,158,494,000 at December 31,
2002.

         Total loans and leases, excluding loans held for sale, decreased 1% or $13,537,000 during the first three months of 2003, to $1,050,316,000. During this period, all three major loan categories showed declines, primarily residential real estate loans, which decreased by $11,735,000 or 3%, attributable to lower residential mortgage loans and residential construction loans. Commercial loans and leases decreased by $995,000, reflecting in large part a decrease in commercial loans not secured by real estate, while consumer loans decreased by $807,000, due primarily to home equity loans. Finally, residential mortgage loans held for sale decreased by $9,848,000 from December 31, 2002, to $28,587,000 at March 31, 2003.

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                     March 31,  2003     %     December 31, 2002       %
-------------------------------------------------------------------------------------------------------------------------------
Residential real estate              $   342,938       33%     $  354,673            33%
Commercial loans and leases              475,019       45         476,014            45
Consumer                                 232,359       22         233,166            22
                                     -----------      ---      ----------           ---
    Total Loans and Leases             1,050,316      100%      1,063,853           100%
                                                      ===                           ===
Less:  Allowance for credit losses       (15,023)                 (15,036)
                                     -----------               ----------
    Net loans and leases             $ 1,035,293               $1,048,817
                                     ===========               ==========

         The total investment portfolio surpassed the loan portfolio as the largest type of earning asset on the balance sheet during the first quarter of 2003, increasing by 5% or $53,598,000 from December 31, 2002, to $1,099,856 at
March 31, 2003. The increase was driven primarily by $65,444,000 or 10% higher available-for-sale securities. Other equity securities rose a small amount over the same period, up $1,425,000 or 7%, while held-to-maturity securities decreased by $13,271,000 or 4%. The aggregate of federal funds sold and interest-bearing deposits with banks, short-term investments, increased by $14,245,000 during the first three months of 2003, reaching $24,193,000 at March 31, 2003.

         Total deposits were $1,555,513,000 at March 31, 2003, increasing $63,301,000 or 4% from $1,492,212,000 at December 31, 2002. All major deposit categories either increased or remained essentially level, comparing March 31, 2003 with December 31, 2002. Noninterest-bearing demand deposits grew by 8% or $24,634,000 over the three-month period, while interest bearing deposits rose 3% or $38,667,000 from a larger base.

         Total borrowings were $612,731,000 at March 31, 2003, which was essentially level with December 31, 2002, reflecting small changes within the major categories.

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                     March 31, 2003    %   December 31, 2002    %
--------------------------------------------------------------------------------
Noninterest-bearing deposits         $  345,217      22%   $  320,583        21%
Interest-bearing deposits:
  Demand                                194,387      12       185,381        12
  Money market savings                  403,159      26       398,539        27
  Regular savings                       164,227      11       153,294        10
  Time deposits less than $100,000      306,978      20       308,168        21
  Time deposits $100,000 or more        141,545       9       126,247         9
                                     ------------------------------------------
    Total interest-bearing            1,210,296      78     1,171,629        79
                                     ------------------------------------------
       Total deposits                $1,555,513     100%   $1,492,212       100%
                                     ==========================================

MARKET RISK MANAGEMENT

         By employing simulation analysis through use of computer models, the Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long- term value, and liquidity. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At March 31, 2003, as at December 31, 2002, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates. (See Table 4.) Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from March 31, 2003, the simulation analysis indicates that net interest income would decline by 10% over a twelve month period given a decrease in interest rates of 100 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 16%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management sub committee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of March 31, 2003 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $240,330,000. This position was substantially above the $21,542,000 excess at December 31, 2002, primarily due to significant calls from the investment portfolio. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an overall line of credit for $708,323,000 from the Federal Home Loan Bank of Atlanta, of which approximately $387,870,000 was outstanding at March 31, 2003. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $261,375,000 at March 31, 2003, against which there were outstandings of approximately $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2003.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 15.06% at March 31, 2003, compared to 15.00% at December 31, 2002; a tier 1 risk-based capital ratio of 13.84%, compared to 13.77%; and a capital leverage ratio of 8.21%, compared to 8.11%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2003, is appropriate.

         Stockholders' equity for March 31, 2003, totaled $182,499,000, representing an increase of $3,807,000 or 2% from $178,692,000 at December 31, 2002. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by $598,000 from December 31, 2002 to March 31, 2003.

         Internal capital generation (net income less dividends) added $5,686,000 to total stockholders' equity during the first three months of 2003. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 13% for both the first three months of 2003 and the year 2002.

           External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $298,000 during the three month period ended March 31, 2003. However, share repurchases amounted to $1,579,000 from December 31, 2002 through March 31, 2003, for a net decrease in stockholders' equity from these sources of $1,281,000.

         Dividends for the first three months of the year were $0.18 per share - diluted in 2003, compared to $0.17 per share - diluted in 2002, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 32% versus 38%.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003, AND 2002

         Net income for the first three months of the year increased $1,749,000 or 27% to $8,305,000 in 2003 from $6,556,000 in 2002, representing annualized returns on average equity of 18.64% and 17.41%, respectively. First quarter year-to-date diluted earnings per share (EPS) were $0.56 in 2003, compared to $0.45 in 2002.

         The net interest margin decreased by 24 basis points to 3.94% for the three months ended March 31, 2003, from 4.18% for the same period of 2002, as the net interest spread decreased by 20 basis points. The compression of the net interest margin was caused by lower interest rates a smaller percentage of average loans to total earning assets and a 13 basis point decline in the margin earned in the Company's leverage programs.

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                               For the three months ended March 31,
                                                                  2003                        2002
                                                    ---------------------------------------------------------
                                                        Average          Average     Average         Average
                                                        Balance         Yield/Rate   Balance        Yield/Rate
                                                                           (1)                          (1)
                                                    ---------------------------------------------------------
Assets
    Total loans and leases (2)                          $1,083,188        6.31%      $1,012,376         7.14%
    Total securities                                     1,039,112        5.49          882,497         5.96
    Other earning assets                                    36,517        1.20           31,744         1.62
                                                        ----------                   ----------
       TOTAL EARNING ASSETS                              2,158,817        5.83%       1,926,617         6.51%
    Nonearning assets                                      147,017                      137,519
                                                        ----------                   ----------
       Total assets                                     $2,305,834                   $2,064,136
                                                        ==========                   ==========
Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                    $  186,114        0.28%      $  165,477         0.26%
    Money market savings deposits                          403,604        0.77          392,438         1.13
    Regular savings deposits                               157,446        0.37          122,262         1.01
    Time deposits                                          441,221        2.66          427,391         3.62
                                                        ----------                   ----------
       Total interest-bearing deposits                   1,188,385        1.34        1,107,568         1.95
    Short-term borrowings                                  491,032        3.81          415,658         3.59
    Long-term borrowings                                   119,715        5.05          114,137         7.26
                                                        ----------                   ----------
       Total interest-bearing liabilities                1,799,132        2.26        1,637,363         2.74
                                                                          ----                          ----
    Noninterest-bearing demand deposits                    299,638                      260,575
    Other noninterest-bearing liabilities                   26,364                       13,463
    Stockholders' equity                                   180,700                      152,735
                                                        ----------                   ----------
       Total liabilities and stockholders' equity       $2,305,834                   $2,064,136
                                                        ==========                   ==========
    Net interest spread                                                   3.57%                         3.77%
                                                                          ====                          ====
    Net interest margin (3)                                               3.94%                         4.18%
                                                                          ====                          ====
    Ratio of average earning assets to
       Average interest-bearing liabilities                 119.99%                      117.67%
                                                        ==========                   ===========

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $8,185,105 and $5,872,913 in the quartersended March 31, 2003 and 2002, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first three months of the year was $19,125,000 in 2003, an increase of 3% over $18,575,000 in 2002, due to a higher volume of average earning assets, partially offset by the decline in net interest margin. On a tax-equivalent basis, net interest income increased by 6% to $21,171,000 in 2003, from $20,044,000 in 2002. The size of the tax-equivalent adjustment in 2003, compared to 2002, resulting from a higher level of tax advantaged investment securities, caused this doubling of the percentage increase, compared to the change for unadjusted GAAP net interest income. The effects of average balances, yields and rates are presented in the table 4.

         For the first three months, total interest income decreased by $458,000 or 2% in 2003, compared to 2002. On a tax-equivalent basis, interest income increased slightly by $119,000. Average earning assets rose 12% over the prior period, to $2,158,817,000 from $1,926,617,000, while the average yield earned on those assets decreased by 68 basis points to 5.83%. Comparing the first three months of 2003 versus 2002, average total loans and leases grew by 7% to $1,083,188,000 (50% of average earning assets, versus 53% a year ago), while recording an 83 basis point decline in average yield to 6.31%. Average residential real estate loans increased by 7% (reflecting an increase in mortgage lending, partially offset by a similar percentage decline in construction lending); average consumer loans increased by 5% (attributable to home equity line growth); and, average commercial loans and leases grew by 8% (due to increases in mortgages and other commercial loans, partially offset by declines in construction and leasing). Over the same period, average total securities rose by 18% to $1,039,112 (48% of average earning assets, versus 46% a year ago), while the average yield earned on those assets decreased by 47 basis points to 5.49%.

         Interest expense for the first three months of the year decreased by $1,008,000 or 9% in 2003, compared to 2002. Average total interest-bearing liabilities rose 10% over the prior year period, while the average rate paid on these funds decreased by 48 basis points to 2.26%. As shown in Table 4, all major deposit categories and both short and long term borrowings grew in conjunction with declining or stable average rates.

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

         The Company's allowance for credit losses has three basic components: the formula allowance reflecting historical losses by credit category, the specific allowance for risk rated credits on an individual or portfolio basis, and the nonspecific allowance which considers risk factors not evaluated by the other two components of the methodology. Each of these components is based upon estimates that can and do change when the actual events occur.

         The formula allowance establishes allowances for the major loan categories based upon their respective historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest impact. The use of these factors in the methodology, because of their relationship to actual results, is intended to narrow differences between estimated and realized losses.

         The specific allowance is used to allocate an allowance for internally risk rated loans where significant conditions or circumstances indicate that a loss may have been incurred. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Additional allowances are established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk rating category when management becomes aware that losses incurred may exceed those determined by use of the risk factor for that general credit category.

         A nonspecific allowance is primarily based upon management's regular evaluation of the following factors (which are included in federal bank regulatory guidelines): trends in delinquencies and nonaccruals, size of credits relative to the allowance, volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which may also be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. The required analysis is regularly and carefully undertaken by management, and the risk factors are revised as conditions indicate.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         During the first three months of the year, there was no provision for credit losses in 2003, compared to $1,185,000 in 2002. The Company has experienced net charge-offs during the first three months of 2003 of only $13,000, compared to net recoveries of $39,000 for the same period of 2002.

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

         Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgements of information available at the time of each examination. During the first three months of 2003, there were no changes in estimation methods that affected the allowance methodology. The allowance for credit losses was 1.43% of total loans and leases at March 31, 2003 and 1.41% at December 31, 2002.

         The allowance decreased during the first three months of 2003 by $13,000 (the amount of net charge-offs for the period), from $15,036,000 at December 31, 2002 to $15,023,000 at March 31, 2003. The stability of the allowance reflects the required reserve computed by the allowance methodology at March 31, 2003, compared to December 31, 2002. The amount of the required reserve was affected by the absence of loan growth during the first quarter of 2003, coupled with the absence of significant volume shifts between the loan categories. The change in the nonspecific allowance, which is the most significant component, was under 5%,. while changes in the formula allowance and the specific allowance were small in amount and offset each other.

         Nonperforming assets and nonperforming loans and leases both decreased by $797,000 to $1,948,000 from December 31, 2002 to March 31, 2003. Expressed as a percentage of total assets, nonperforming assets decreased to 0.08% at March 31, 2003 from 0.12% at December 31, 2002. The allowance for credit losses represented 771% of nonperforming loans and leases at March 31, 2003, compared to coverage of 548% at December 31, 2002. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. There was no other real estate owned on the balance sheet at either March 31, 2003, or at December 31, 2002. The balance of impaired loans and leases was $258,000 at March 31, 2003, with specific reserves against those loans of $20,000, compared to $170,000 at December 31, 2002, with no reserves.

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                  Three Months Ended   Twelve Months Ended
                                     March 31, 2003     December 31, 2002
--------------------------------------------------------------------------------

Balance, January 1                     $ 15,036             $ 12,653
Provision for credit losses                   0                2,865
Loan charge-offs:
  Residential real estate                     0                 (165)
  Commercial loans and leases                (7)                (467)
  Consumer                                  (27)                (158)
                                       --------             --------
    Total charge-offs                       (34)                (790)
Loan recoveries:
  Residential real estate                     2                    0
  Commercial loans and leases                16                  284
  Consumer                                    3                   24
                                       --------             --------
    Total recoveries                         21                  308
                                       --------             --------
Net charge-offs                             (13)                (482)
                                       --------             --------
      Balance, period end              $ 15,023             $ 15,036
                                       ========             ========
Net charge-offs to average loans and
                                           0.00%                0.05%
     Leases (annual basis)
Allowance to total loans and leases        1.43%                1.41%


The following table presents nonperforming assets at the dates indicated:

                                                     March 31      December 31,
                                                        2003           2002
-------------------------------------------------------------------------------

Non-accrual loans and leases                          $  567          $  588
                                                      ------          ------
Loans and leases 90 days past due                      1,381           2,157
  Total nonperforming loans and leases*                1,948           2,745

Other real estate owned                                    0               0
                                                      ------          ------
  Total nonperforming assets                          $1,948          $2,745
                                                      ======          ======
Nonperforming assets to total assets                    0.08%           0.12%
-----------------------------------------------------------------------------
* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $5,843,000 at March 31, 2003, compared to $5,962,000 at December 31, 2002. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $7,775,000 for the three-month period ended March 31, 2003, a 14% or $977,000 increase from the same period of 2002. Excluding securities gains ($8,000 in 2003 versus $233,000 in 2002), the increase in noninterest income was 18% or $1,202,000. The primary reason for this growth was a 113% increase in mortgage banking revenues due mainly to the sizable volume of refinancings resulting from the continued low interest rate environment. Other contributors to the increase included income from trust operations (up $151,000), insurance commissions (up $33,000), and income from Bank Owned Life Insurance (up $174,000). Noninterest income performance reported above reflects management's desire to both grow and diversify its sources of noninterest income.

         Total noninterest expenses were $15,975,000 for the three-month period ended March 31, 2003, a 4% or $677,000 increase from the first quarter of 2002. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first quarter of the year occurred in occupancy expenses (up 21% or $278,000) and equipment expenses (up 29% or $232,000). The increase in occupancy expenses was due primarily to lower rental income, and the opening of a new branch in Frederick County in March 2002 which was open for the full first quarter of 2003. The increase in equipment expenses was due mainly to upgrades in several software systems and new items processing equipment. Salaries and benefits increased 2% or $154,000 versus the prior year period. This increase was attributable to increases in staff, merit raises, and higher commission compensation, partially offset by a decline in profit sharing expense. Average full-time equivalent employees increased to 548 during the first three months of 2003, from 524 during the like period in 2002, a 5% increase. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $15,000 in 2003 and $13,000 in 2002.

INCOME TAXES

         The effective tax rate was 24.0% for the three-month period ended March 31, 2003 compared to 26.3% for the prior year period. This decline was due primarily to an increase in tax-advantaged investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2002.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
              10(a) Employment Agreement by and among Sandy Spring Bancorp,
                    Sandy Spring Bank, and Hunter R. Hollar,
              10(b) Supplemental Executive Retirement Agreement by and between
                    Sandy Spring Bank, and Hunter R. Hollar
              99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
              99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K.
              (1) On March 27, 2003, the Company reported, under Item 5, the establishment of a new share repurchase plan to replace the plan expiring on March 31, 2003.

              (2) On April 10, 2003, the Company reported, under Item 4, a change in its certifying accountant. (3) On April 14, 2003, the Company furnished, under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /s/ HUNTER R. HOLLAR
   ----------------------
    Hunter R. Hollar
    President and Chief Executive Officer

  Date: May 9, 2003

By:  /s/ JAMES H. LANGMEAD
   -----------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer

  Date: May 9, 2003

CERTIFICATIONS

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

Date: May 9, 2003                                   /s/ Hunter R. Hollar
      ------------                                  --------------------
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

Date: May 9, 2003                                  /s/ James H, Langmead
      -----------                                  ---------------------
                                                   James H. Langmead
                                                   Executive Vice President and
                                                   Chief Financial Officer