Form 10-Q
period 2003-06-30
SANDY SPRING BANCORP INC
filed 2003-08-13
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ----------------        ------------------------


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

YES    X      NO
    -------      ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X      NO
     -----

         The number of shares of common stock outstanding as of July 31, 2003 is 14,476,283 shares.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                            PAGE
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at
     June 30, 2003, and December 31, 2002..................................... 1

     Consolidated Statements of Income for the Three and
     Six Month Periods Ended June 30, 2003 and 2002........................... 2

     Consolidated Statements of Cash Flows for the
     Six Month Periods Ended June 30, 2003 and 2002........................... 4

     Consolidated Statements of Changes in Stockholders' Equity for the Six
     Month Periods Ended June 30, 2003 and 2002............................... 6

     Notes to Consolidated Financial Statements............................... 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................  9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.................................................. 18

  ITEM 4. CONTROLS AND PROCEDURES............................................ 19

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 19

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 19

  SIGNATURES................................................................. 20

CERTIFICATIONS............................................................... 21

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,        December 31,
(Dollars in thousands, except per share data)                                                2003              2002
------------------------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                                $   46,740        $   38,998

  Federal funds sold                                                                         67,765             9,135

  Interest-bearing deposits with banks                                                          665               813

  Residential mortgage loans held for sale (at fair value)                                   29,016            38,435

  Investments available-for-sale (at fair value)                                            764,164           685,586

  Investments held-to-maturity -- fair value of $265,353 (2003) and
     $346,862 (2002)                                                                        253,318           340,860

  Other equity securities                                                                    19,978            19,812

  Total loans and leases                                                                  1,069,688         1,063,853

    Less: allowance for credit losses                                                      (15,033)          (15,036)
                                                                                         -----------       -----------
       Net loans and leases                                                               1,054,655         1,048,817

  Premises and equipment, net                                                                37,851            36,007

  Accrued interest receivable                                                                14,904            14,957

  Goodwill                                                                                    7,642             7,642

  Other intangible assets                                                                    12,597            13,927

  Other assets                                                                               58,069            52,415
                                                                                         -----------       -----------

     Total assets                                                                        $2,367,364        $2,307,404
                                                                                         ===========       ===========

LIABILITIES

  Noninterest-bearing deposits                                                           $  373,429        $   320,583

  Interest-bearing deposits                                                               1,216,715          1,171,629
                                                                                         -----------       ------------
      Total deposits                                                                      1,590,144          1,492,212

  Short-term borrowings                                                                     446,770            488,214

  Guaranteed preferred beneficial interests in the Company's subordinated debentures         35,000             35,000

  Other long-term borrowings                                                                 88,433             90,500

  Accrued interest payable and other liabilities                                             17,720             22,786
                                                                                         -----------       ------------
      Total liabilities                                                                   2,178,067          2,128,712

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares
  issued and outstanding 14,465,144 (2003) and 14,536,094 (2002)                             14,465             14,536

  Additional paid in capital                                                                 18,655             21,128

  Retained earnings                                                                         144,452            132,607

  Accumulated other comprehensive income                                                     11,725             10,421
                                                                                         -----------       ------------
      Total stockholders' equity                                                            189,297            178,692
                                                                                         -----------       ------------

      Total liabilities and stockholders' equity                                         $2,367,364        $ 2,307,404
                                                                                         ===========       ============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                   -------------------    --------------------
(In thousands, except per share data)               2003       2002          2003     2002
----------------------------------------------------------------------------------------------

Interest Income:

 Interest and fees on loans and leases              $16,252   $18,240      $32,871   $35,962

 Interest on loans held for sale                        263       154          571       327

 Interest on deposits with banks                          4         9            7        17

 Interest and dividends on securities:

   Taxable                                            7,880     9,909       16,612    19,168

   Exempt from federal income taxes                   3,483     2,585        6,951     4,997

Interest on federal funds sold                          109       136          215       256
                                                   --------- ---------    --------- ---------
     TOTAL INTEREST INCOME                           27,991    31,033       57,227    60,727

Interest Expense:

 Interest on deposits                                 3,728     4,996        7,661    10,320

 Interest on short-term borrowings                    4,453     3,907        9,121     7,630

 Interest on long-term borrowings                     1,519     2,047        3,029     4,119
                                                   --------- ---------    --------- ---------
      TOTAL INTEREST EXPENSE                          9,700    10,950       19,811    22,069
                                                   --------- ---------    --------- ---------
NET INTEREST INCOME                                  18,291    20,083       37,416    38,658

Provision for Credit Losses                               0       985            0     2,170
                                                   --------- ---------    --------- ---------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                  18,291    19,098       37,416    36,488

Noninterest Income:

 Securities gains (losses)                              543       (3)          551       230

 Service charges on deposit accounts                  2,037     1,953        4,021     3,831

 Gains on sales of mortgage loans                     1,603       741        3,178     1,479

 Fees on sales of investment products                   666       556        1,187     1,196

 Trust department income                                758       605        1,478     1,174

  Insurance agency commissions                          922       790        1,941     1,776

  Income from bank owned life insurance                 710       432        1,319       867

  Income from an early termination of a sublease      1,077         0        1,077         0

 Other income                                         1,716     1,611        3,055     2,930
                                                   --------- ---------    --------- ---------
      TOTAL NONINTEREST INCOME                       10,032     6,685       17,807    13,483

Noninterest Expenses:

 Salaries and employee benefits                       9,514     9,430       18,964    18,726

 Occupancy expense of premises, net                   1,533     1,558        3,117     2,864

 Equipment expenses                                   1,099       956        2,140     1,765

 Marketing                                              509       574          963       976

 Outside data services                                  660       634        1,305     1,247

 Amortization of intangible assets                      664       664        1,329     1,329

 Other expenses                                       2,626     2,302        4,762     4,509
                                                   --------- ---------    --------- ---------
      TOTAL NONINTEREST EXPENSES                     16,605    16,118       32,580    31,416
                                                   --------- ---------    --------- ---------

Income Before Income Taxes                           11,718     9,665       22,643    18,555

Income Tax Expense                                    2,955     2,507        5,575     4,841
                                                   --------- ---------    --------- ---------
NET INCOME                                           $8,763    $7,158      $17,068   $13,714
                                                   ========= =========    ========= =========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)


                                               Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
                                             ----------------------  -------------------------
(In thousands, except per share data)        2003           2002      2003             2002
----------------------------------------------------------------------------------------------
Basic Net Income Per Share                  $0.61          $0.50      $1.18            $0.95

Diluted Net Income Per Share                 0.60           0.48       1.16             0.93

Dividends Declared Per Share                 0.18           0.17       0.36             0.34



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                          Six Months Ended
                                                                               June 30,
                                                                   ----------------------------
                                                                         2003            2002
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                              $  17,068    $  13,714

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             3,051        2,982

   Provision for credit losses                                                   0        2,170

   Deferred income taxes                                                       572        1,163

   Origination of loans held for sale                                     (230,952)    (106,418)

   Proceeds from sales of loans held for sale                              243,549      115,902

   Gains on sales of loans held for sale                                    (3,178)      (1,479)

   Securities gains                                                           (551)        (230)

   Income from an early termination of a sublease                           (1,077)           0

   Net decrease (increase) in accrued interest receivable                       53         (368)

   Net increase in other assets                                             (5,597)      (1,550)

   Net decrease in accrued expenses                                         (6,158)      (8,939)

   Other - net                                                                 811       (1,717)
                                                                         ---------    ---------
      Net cash provided by operating activities                             17,591       15,230

Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits with banks               148           (2)

 Purchases of investments held-to-maturity                                  (7,622)     (94,999)

 Purchases of other equity securities                                         (166)        (887)

 Purchases of investments available-for-sale                              (881,245)    (391,405)

 Proceeds from sales of investments available-for-sale                      71,760      220,343

 Proceeds from maturities, calls and principal payments of investments      95,174       27,005
   held-to-maturity

 Proceeds from maturities, calls and principal payments of investments     732,093      244,434
   available-for-sale

 Net increase in loans and leases                                           (6,022)     (61,774)

 Proceeds from an early termination of a sublease                              750            0

 Expenditures for premises and equipment                                    (2,601)      (3,109)
                                                                         ---------    ---------
     Net cash provided by (used by) investing activities                     2,269      (60,394)

Cash flows from financing activities:

 Net increase in deposits                                                   97,932       22,394

 Net (decrease) increase in short-term borrowings                          (72,153)      50,360

 Proceeds from long-term borrowings                                         28,500          168

 Common stock purchased and retired                                         (2,999)           0

 Proceeds from issuance of common stock                                        455          480

 Dividends paid                                                             (5,223)      (4,930)
                                                                         ---------    ---------
     Net cash provided by financing activities                              46,512       68,472
                                                                         ---------    ---------
Net increase in cash and cash equivalents                                   66,372       23,308

Cash and cash equivalents at beginning of period                            48,133       56,383
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $ 114,505    $  79,691
                                                                         =========    =========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                Six Months Ended
                                                                    June 30,
                                                            -------------------------

(Dollars in thousands)                                          2003        2002
-------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                             $19,988   $22,516

  Income tax payments                                             5,108     6,302

Noncash Investing and Financing Activities:

  Transfers from loans to other real estate owned                   187        29

   Increase in premises and equipment from an early
      termination of a sublease                                   1,168         0

  Reclassification of borrowings from long-term to short-term    30,709       100



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                     Accum-
                                                                                                     ulated
                                                                                                     Other            Total
                                                                    Additional                       Compre-          Stock-
                                                     Common         Paid-in           Retained       hensive          holders'
(Dollars in thousands, except per share)             Stock          Capital           Earnings       Income           Equity
-------------------------------------------------------------------------------------------------------------------------------

Balances at January 1, 2003                           $14,536          $21,128         $132,607        $10,421         $178,692

Comprehensive income:

  Net income                                                                             17,068                          17,068

  Other comprehensive income, net of
   tax effects and reclassification
   adjustment                                                                                            1,304            1,304
                                                                                                                      ---------

Total comprehensive income                                                                                               18,372

Cash dividends - $0.36 per share                                                         (5,223)                         (5,223)

Common stock issued pursuant to:

  Stock option plan - 16,123 shares                        16              220                                              236

  Employee stock purchase plan -
  7,987 shares                                              8              211                                              219

  Stock repurchases - 95,060 shares                       (95)          (2,904)                                          (2,999)
                                                   -----------     ------------     ------------    ------------     ----------

Balances at June 30, 2003                             $14,465          $18,655         $144,452        $11,725         $189,297
                                                   ===========     ============     ============    ============     ==========

Balances at January 1, 2002                           $14,484          $20,347         $111,906        $ 3,936         $150,673

Comprehensive income:

  Net income                                                                             13,714                          13,714

  Other comprehensive income, net of
  tax effects and reclassification
  adjustment                                                                                             3,704            3,704
                                                                                                                     ----------

Total comprehensive income                                                                                               17,418

Cash dividends - $0.34 per share                                                        (4,930)                          (4,930)

Common stock issued pursuant to:

  Stock option plan - 17,916 shares                        18              269                                              287

  Employee stock purchase plan - 7,139
  shares                                                    6              187                                              193
                                                   -----------     ------------     ------------    ------------     -----------

Balances at June 30, 2002                             $14,508          $20,803         $120,690        $ 7,640         $163,641
                                                   ===========     ============     ============    ============     ===========

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

Note 2 - Stockholders' Equity

         On March 26, 2003, the Board of Directors authorized the repurchase of up to 5%, or approximately 727,000 shares, of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's stock option and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 49,560 shares of its common stock under a prior share repurchase program, which expired on March 31, 2003.

Note 3 - Stock Option Plan

         At June 30, 2003, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                          Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                        --------------------------------------------------
(In thousands, except per share data)     2003          2002         2003           2002
------------------------------------------------------------------------------------------
Net income, as reported                 $   8,763    $   7,158    $   17,068    $   13,714
Less pro forma stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                    (248)        (304)         (497)         (608)
                                        ---------    ---------    ----------    ----------
Pro forma net income                    $   8,515    $   6,854    $   16,571    $   13,106
                                        =========    =========    ==========    ==========

Net income per share:
   Basic - as reported                  $    0.61    $    0.50    $     1.18    $     0.95
   Basic - pro forma                    $    0.59    $    0.47    $     1.14    $     0.90
   Diluted - as reported                $    0.60    $    0.48    $     1.16    $     0.93
   Diluted - pro forma                  $    0.58    $    0.46    $     1.13    $     0.89


Note 4 - Per Share Data

         The calculations of net income per common share for the three and six month periods ended June 30, are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.


(Dollars and amounts in thousands, except                           Three Months Ended                Six Months Ended
  Per share data)                                                        June 30,                         June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                    2003            2002             2003              2002
                                                                ------------- --------------    ------------- ----------------
Basic:
 Net income available to common stockholders                         $ 8,763        $ 7,158          $17,068          $13,714
 Average common shares outstanding                                    14,479         14,503           14,508           14,497
     Basic net income per share                                        $0.61          $0.50            $1.18            $0.95
                                                                ============= ==============    ============= ================
Diluted:
 Net income available to common stockholders                         $ 8,763        $ 7,158          $17,068          $13,714
 Average common shares outstanding                                    14,479         14,503           14,508           14,497
 Stock option adjustment                                                 197            222              202              217
                                                                ------------- --------------    ------------- ----------------
 Average common shares outstanding-diluted                            14,676         14,725           14,710           14,714
 Diluted net income per share                                          $0.60          $0.48            $1.16            $0.93
                                                                ============= ==============    ============= ===============



Options for 135,147 shares of common stock were not included in computing diluted net income per share for the three months ended June 30, 2003 because their effects were antidilutive. Options for 138,814 shares of common stock were not included in computing diluted net income per share for the six months ended June 30, 2002 because their effects were antidilutive. There was no such effect either for the six months ended June 30, 2003 or for the three months ended June 30, 2002.

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

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Anne Arundel, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2003, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 44% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 56%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 60% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Because the Company makes use of estimates, assumptions and judgments in applying its accounting policies, changes in these estimates, assumptions and judgments may have a material impact on the presentation of the Company's financial condition, changes in financial condition, or results of operations for a reporting period. The estimates, assumptions, and judgments are based on information available as of the dates that the financial statements were prepared. As this information changes over time, the estimates, assumptions, and judgments on which the financial statements were based may no longer be accurate. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and are more likely to produce results that could be materially different than originally reported.

         Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when the amount of an asset or liability is contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have such a material effect.

NON-GAAP FINANCIAL MEASURE

         The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure as defined in Commission Regulation G and Item 10 of U.S. Securities and Exchange Commission Regulation S-K. This traditional efficiency ratio is used as a measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP-based ratio, and that it is highly useful in comparing period-to-period operating performance of the Company's core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

         In general, the efficiency ratio is total noninterest expenses as a percentage of net interest income plus total noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude intangible asset amortization. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and income from an early termination of a sublease in the second quarter of 2003. The traditional measure is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP-based efficiency ratios are presented and reconciled in Table 1.

Table 1 - Reconciliation of GAAP-based and traditional efficiency ratios

                                                 Three Months Ended        Six Months Ended
----------------------------------------------------------------------------------------------
                                                      June 30,                 June 30,
----------------------------------------------------------------------------------------------
(Dollars in thousands)                            2003          2002         2003      2002
----------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                  $ 16,605    $ 16,118     $ 32,580   $ 31,416
Net interest income plus noninterest income-
  GAAP based                                       28,323      26,768       55,223     52,141

   Efficiency ratio-GAAP based                      58.63%      60.21%       59.00%     60.25%
                                                 ========    ========     ========   ========

Noninterest expenses-GAAP based                  $ 16,605    $ 16,118     $ 32,580   $ 31,416
  Less non-GAAP adjustment:
    Amortization of intangible assets                 664         664        1,329      1,329
                                                 --------    --------     --------   --------
      Noninterest expenses-traditional ratio       15,941      15,454       31,251     30,087

Net interest income plus noninterest income-
  GAAP based                                       28,323      26,768       55,223     52,141
    Plus non-GAAP adjustment:
      Tax-equivalency                               1,809       1,670        3,855      3,139
    Less non-GAAP adjustments:
       Securities gains (losses)                      543          (3)         551        230
       Income from an early termination of
         a sublease                                 1,077           0        1,077          0
                                                 --------     -------     --------   --------
          Net interest income plus noninterest
            Income - traditional ratio             28,512      28,441       57,450     55,050

   Efficiency ratio - traditional                   55.91%      54.34%       54.40%     54.65%
                                                 ========    ========     ========   ========

A. FINANCIAL CONDITION

         The Company's total assets were $2,367,364,000 at June 30, 2003, compared to $2,307,404,000 at December 31, 2002, increasing $59,960,000 or 3%
during the first six months of 2003. Earning assets increased $46,100,000 or 2% to $2,204,594,000 at June 30, 2003, from $2,158,494,000 at December 31, 2002.

         Total loans and leases, which exclude loans held for sale, increased 1% or $5,835,000 during the first six months of 2003, to $1,069,688,000. Of the three major loan categories, only residential real estate increased during this period, up $8,759,000 or 2%, attributable to residential mortgage loan growth. Commercial loans and leases decreased $3,622,000 or 1%, with commercial construction contributing the most to the decline, while consumer loans declined slightly by $698,000. Finally, residential mortgage loans held for sale decreased $9,419,000 from December 31, 2002, to $29,016,000 at June 30, 2003.
The generally weaker economic climate resulted in lower amounts of loan production together with higher amounts of loan refinancing associated with historically low interest rates.

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                     June 30, 2003             %     December 31, 2002       %
----------------------------------------------------------------------------------------------
Residential real estate              $   363,432             34%    $   354,673            33%
Commercial loans and leases              472,392             44         476,014            45
Consumer                                 233,864             22         233,166            22
                                     --------------------------------------------------------
    Total Loans and Leases             1,069,688            100%      1,063,853           100%
                                                    ===========                   ===========
Less:  Allowance for credit losses       (15,033)                       (15,036)
                                     -----------                    -----------
    Net loans and leases             $ 1,054,655                    $ 1,048,817
                                     ===========                    ===========

         The total investment portfolio decreased by 1% or $8,798,000 from December 31, 2002, to $1,037,460,000 at June 30, 2003. The decline was driven by $87,542,000 or 26% lower held-to-maturity investments, largely offset by an increase of $78,578,000 (up 11%) in available-for-sale securities and a small rise of $166,000 in other equity securities. The aggregate of federal funds sold and interest-bearing deposits with banks, short-term investments, increased by $58,482,000 during the first six months of 2003, reaching $68,430,000 at June 30, 2003. Increased cash flow from called investments totaling approximately $651,000,000 and lesser growth in the loan portfolio contributed to increases in short-term investments.

         Total deposits were $1,590,144,000 at June 30, 2003, increasing $97,932,000 or 7% from $1,492,212,000 at December 31, 2002. All major deposit categories either increased or remained essentially level, comparing June 30, 2003 with December 31, 2002. Noninterest-bearing demand deposits grew by 16% or $52,846,000 over the six-month period, while interest-bearing deposits rose 4% or $45,086,000 from a much larger base.

         Total borrowings were $570,203,000 at June 30, 2003, which represented a decrease of $43,511,000 or 7% from December 31, 2002, primarily reflecting a decline in short-term borrowings.

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                      June 30, 2003         %   December 31, 2002      %
---------------------------------------------------------------------------------------
Noninterest-bearing deposits         $  373,429           23%   $  320,583           21%
Interest-bearing deposits:
  Demand                                199,530           13       185,381           12
  Money market savings                  402,670           25       398,539           27
  Regular savings                       175,846           11       153,294           10
  Time deposits less than $100,000      300,956           19       308,168           21
  Time deposits $100,000 or more        137,713            9       126,247            9
                                     ----------   ----------    ----------   ----------
    Total interest-bearing            1,216,715           77     1,171,629           79
                                     ----------   ----------    ----------   ----------
       Total deposits                $1,590,144          100%   $1,492,212          100%
                                     ==========   ==========    ==========   ==========

MARKET RISK MANAGEMENT

         The Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long- term value, and liquidity by employing simulation analysis through use of computer models. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At June 30, 2003, as at December 31, 2002, the simulation of a hypothetical, parallel change of plus and minus 200 basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates. (See Table 4.) Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from June 30, 2003, the simulation analysis indicates that net interest income would decline by 12% over a twelve month period given a decrease in interest rates of 100 basis points, compared to a policy limit of 15%. In terms of equity capital on a fair value basis, a 100 basis point decrease in interest rates is estimated to reduce the fair value of capital (as computed) by 10%, as compared to a policy limit of 25%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of June 30, 2003 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $310,480,000. This position was substantially above the $21,542,000 excess at December 31, 2002, due in large part to significant calls from the investment portfolio. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $707,185,000 from the Federal Home Loan Bank of Atlanta, of which approximately $362,854,000 was outstanding at June 30, 2003. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $262,237,000 at June 30, 2003, against which there were outstandings of approximately $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2003.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 15.31% at June 30, 2003, compared to 15.00% at December 31, 2002; a tier 1 risk-based capital ratio of 14.10%, compared to 13.77%; and a capital leverage ratio of 8.36%, compared to 8.11%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2003, is appropriate.

         Stockholders' equity for June 30, 2003, totaled $189,297,000, representing an increase of $10,605,000 or 6% from $178,692,000 at December 31, 2002. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, increased by $1,304,000 from December 31, 2002 to June 30, 2003.

         Internal capital generation (net income less dividends) added $11,845,000 to total stockholders' equity during the first six months of 2003. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 13% for both the first six months of 2003 and the year 2002.

           External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $455,000 during the six month period ended June 30, 2003. However, share repurchases amounted to $2,999,000 from December 31, 2002 through June 30, 2003, for a net decrease in stockholders' equity from these sources of $2,544,000.

         Dividends for the first six months of the year were $0.36 per share in 2003, compared to $0.34 per share in 2002, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 31% versus 37%.

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)


                                                               For the six months ended June 30,
                                                               2003                        2002
                                                    ---------------------------------------------------------
                                                       Average       Average       Average          Average
                                                       Balance     Yield/Rate      Balance         Yield/Rate
                                                                       (1)                            (1)
                                                    ---------------------------------------------------------
Assets
    Total loans and leases (2)                          $1,080,749        6.22%      $1,028,393         7.10%
    Total securities                                     1,049,040        5.27          896,444         6.09
    Other earning assets                                    38,387        1.15           32,297         1.68
                                                     --------------               -------------
       TOTAL EARNING ASSETS                              2,168,176        5.67%       1,957,134         6.55%
    Nonearning assets                                      150,095                      135,005
                                                     -------------                -------------
       Total assets                                     $2,318,271                   $2,092,139
                                                     =============                =============

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                    $  192,468         0.25%     $  170,944         0.27%
    Money market savings deposits                          402,550         0.75         387,347         1.18
    Regular savings deposits                               163,187         0.33         134,246         1.01
    Time deposits                                          443,508         2.57         422,963         3.41
                                                     -------------                -------------
       Total interest-bearing deposits                   1,201,713         1.29       1,115,500         1.87
    Short-term borrowings                                  477,097         3.83         430,782         3.55
    Long-term borrowings                                   121,607         4.98         114,138         7.22
                                                     -------------                -------------
       Total interest-bearing liabilities                1,800,417         2.21       1,660,420         2.67
                                                                     -----------                 -----------
    Noninterest-bearing demand deposits                    311,097                      265,172
    Other noninterest-bearing liabilities                   24,169                       12,335
    Stockholders' equity                                   182,588                      154,212
                                                     -------------                -------------
       Total liabilities and stockholders' equity       $2,318,271                   $2,092,139
                                                     =============                =============

    Net interest spread                                                   3.46%                        3.88%
                                                                     ===========                 ===========
    Net interest margin (3)                                               3.84%                        4.28%
                                                                     ===========                 ===========
    Ratio of average earning assets to
       Average interest-bearing liabilities                120.43%                      117.87%
                                                     ==============               ============

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $7,774,000 and $6,330,000 in the six month periods ended June 30, 2003 and 2002, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Net income for the first six months of the year increased $3,354,000 or 24% to $17,068,000 in 2003 from $13,714,000 in 2002, representing annualized returns on average equity of 18.85% and 17.93%, respectively. Diluted earnings per share (EPS) for the first six months of each year were $1.16 in 2003, compared to $0.93 in 2002.

         The net interest margin decreased by 44 basis points to 3.84% for the six months ended June 30, 2003, from 4.28% for the same period of 2002, as the net interest spread decreased by 42 basis points. The compression of the net interest margin was the result of lower interest rates given the Company's asset sensitive risk position, a smaller percentage of average loans to total earning assets, and a 44 basis point decline (from 97 basis points to 53 basis points) in the margin earned in the Company's leverage programs.

NET INTEREST INCOME

         Net interest income for the first six months of the year was $37,416,000 in 2003, a decrease of 3% from $38,658,000 in 2002, reflecting a decline in net interest margin partially offset by a higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 1% to $41,271,000 in 2003, from $41,797,000 in 2002. The effects of average balances, yields and rates are presented in Table 4.

         For the first six months, total interest income decreased by $3,500,000 or 6% in 2003, compared to 2002. On a non-GAAP tax-equivalent basis, interest income increased by 4%. Average earning assets rose 11% over the prior period, to $2,168,176,000 from $1,957,134,000, while the average yield earned on those assets decreased by 88 basis points to 5.67%. Comparing the first six months of 2003 versus 2002, average total loans and leases grew by 5% to $1,080,749,000 (50% of average earning assets, versus 53% a year ago), while recording an 88 basis point decline in average yield to 6.22%. Average residential real estate loans increased by 6% (reflecting an increase in mortgage lending, partially offset by a similar percentage decline in construction lending); average commercial loans and leases grew by 6% (due to increases in mortgages and other commercial loans, partially offset by declines in construction and leasing), and, average consumer loans increased by 2% (attributable to home equity line growth). Over the same period, average total securities rose by 17% to $1,049,040,000 (48% of average earning assets, versus 46% a year ago), while the average yield earned on those assets decreased by 82 basis points to 5.27%.

         Interest expense for the first six months of the year decreased by $2,258,000 or 10% in 2003, compared to 2002. Average total interest-bearing liabilities rose 8% over the prior year period, while the average rate paid on these funds decreased by 46 basis points to 2.21%. As shown in Table 4, all major deposit categories and both short and long term borrowings grew in conjunction with generally declining or stable average rates.

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

         The allowance for credit losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses on impaired loans be accrued based on differences between the loan balance and the value of collateral, the present value of future cash flows, or values that are observable in the secondary market. Management determines the appropriate amount of the allowance using the systematic methodology described below.

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

         The specific allowance is used to allocate an allowance for internally risk rated loans where significant conditions or circumstances indicate that a loss may have been incurred. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Additional allowances are established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases that are classified as nonaccrual or are 90-day past due, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk rating category when management becomes aware that losses incurred may exceed those determined by use of the risk factor for that general credit category.

         A nonspecific allowance is primarily based upon management's regular evaluation of the following factors (which are included in federal bank regulatory guidelines): trends in delinquencies and nonaccruals, size of credits relative to the allowance, volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which may also be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. The required analysis is regularly and carefully undertaken by management, and the weights given to these factors are revised as conditions indicate.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         During the first six months of the year, there was no provision for credit losses in 2003, compared to $2,170,000 in 2002. The Company has experienced net charge-offs during the first six months of 2003 of only $3,000, compared to net recoveries of $88,000 for the same period of 2002.

          Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such reviews may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2003, there were no changes in estimation methods that affected the allowance methodology. The allowance for credit losses was 1.41% of total loans and leases at June 30, 2003 and at December 31, 2002.

         The allowance decreased during the first six months of 2003 by $3,000 (the amount of net charge-offs for the period), from $15,036,000 at December 31, 2002 to $15,033,000 at June 30, 2003. The stability of the allowance reflects the required reserve computed by the allowance methodology at June 30, 2003, compared to December 31, 2002. The amount of the required reserve was affected by minimal loan growth, no significant shift in risk concentration within the loan and lease portfolio, the decline in the specific reserve for a single commercial construction credit, and lower balances of watch list loans.

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                Six Months Ended      Twelve Months Ended
                                  June 30, 2003        December 31, 2002
---------------------------------------------------------------------------

Balance, January 1                     $ 15,036                $ 12,653

Provision for credit losses                   0                   2,865

Loan charge-offs:

  Residential real estate                   (63)                   (165)

  Commercial loans and leases               (11)                   (467)

  Consumer                                  (39)                   (158)
                                       --------                --------
    Total charge-offs                      (113)                   (790)

Loan recoveries:

  Residential real estate                    76                       0

  Commercial loans and leases                29                     284

  Consumer                                    5                      24
                                       --------                --------
    Total recoveries                        110                     308
                                       --------                --------
Net charge-offs                              (3)                   (482)
                                       --------                --------
      Balance, period end              $ 15,033                $ 15,036
                                       ========                ========

Net charge-offs to average loans and
                                           0.00%                   0.05%
     Leases (annual basis)

Allowance to total loans and leases        1.41%                   1.41%


The following table presents nonperforming assets at the dates indicated:


                                                 June 30,         December 31,
                                                   2003              2002
------------------------------------------------------------ -------------------

Non-accrual loans and leases                         $  479               $  588

Loans and leases 90 days past due                       900                2,157
                                          ------------------ -------------------

  Total nonperforming loans and leases*               1,379                2,745

Other real estate owned                                 187                    0
                                          ------------------ -------------------

  Total nonperforming assets                         $1,566               $2,745
                                          ================== ===================

Nonperforming assets to total assets                   0.07%                0.12%
------------------------------------------------------------ -------------------

* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $5,862,000 at June 30, 2003, compared to $5,962,000 at December 31, 2002. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

CREDIT RISK MANAGEMENT CONTINUED

         Nonperforming loans and leases decreased by $1,366,000 to $1,379,000 while nonperforming assets decreased by $1,179,000 to $1,566,000 from December 31, 2002 to June 30, 2003. Expressed as a percentage of total assets, nonperforming assets decreased to 0.07% at June 30, 2003 from 0.12% at December 31, 2002. The allowance for credit losses represented nearly 11 times nonperforming loans and leases at June 30, 2003, compared to coverage of nearly
5.5 times at December 31, 2002. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $187,000 at June 30, 2003, compared to no such assets on the balance sheet at December 31, 2002. The balance of impaired loans and leases was $259,000 at June 30, 2003, with specific reserves against those loans of $133,000, compared to $170,000 at December 31, 2002, with no reserves.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $17,807,000 for the six-month period ended June 30, 2003, a 32% or $4,324,000 increase from the same period of 2002. On a non-GAAP basis, noninterest income, excluding the effects of securities gains ($551,000 in 2003 versus $230,000 in 2002) and income of $1,077,000 from the early termination of a sublease during the second quarter of 2003, increased 22% or $2,926,000. The income from the early termination of a sublease reflects the proceeds from a negotiated settlement with a sub-tenant of a Bank leased facility. The Bank currently intends to renovate the vacated space for its own use. The primary reason for the growth in total noninterest income was a $1,699,000 increase in mortgage banking revenues to $3,178,000 due mainly to the sizable increase in the volume of refinancings resulting from the continued low interest rate environment. Other major contributors to the increase included income from Bank Owned Life Insurance (up $452,000 or 52%), income from trust operations (up $304,000 or 26%), insurance commissions (up $165,000 or 9%), and service charges on deposit accounts (up $190,000 or 5%). Noninterest income performance reported above reflects management's desire to both grow and diversify its sources of noninterest income.

         Total noninterest expenses were $32,580,000 for the six-month period ended June 30, 2003, a 4% or $1,164,000 increase from the first half of 2002. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. The rise in total noninterest expenses during the first half of 2003, compared to the same period of 2002, was principally driven by higher equipment expenses (up 21% or $375,000) and occupancy expenses (up 9% or $253,000). Salaries and benefits increased 1% or $238,000 versus the prior year period. The Company opened a new branch in Urbana, Maryland in 2003. Average full-time equivalent employees increased to 558 during the first six months of 2003, from 534 during the like period in 2002, a 4% increase. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $31,000 in 2003, which includes after-tax income from an early termination of a sublease, and $27,000 in 2002.

INCOME TAXES

         The effective tax rate was 24.6% for the six-month period ended June 30, 2003 compared to 26.1% for the prior year period. This decline reflects an increase in tax-advantaged investments.

C. RESULTS OF OPERATIONS - SECOND QUARTER 2003 AND 2002

         Second quarter net income of $8,763,000 ($0.60 per share-diluted) in 2003 was $1,605,000 or 22% above net income of $7,158,000 ($0.48 per share-diluted) shown for the same quarter of 2002. Annualized returns on average equity for these periods were 19.03% in 2003 versus 18.45% in 2002.

         Second quarter net interest income was $18,291,000 in 2003, a decrease of 9% from $20,083,000 in 2002, reflecting a 64 basis point decline in net interest margin partially offset by a 10% higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 6%.

         There was no second quarter provision for credit losses in 2003, compared to a provision of $985,000 in the same quarter of 2002. The second quarter provision in 2002 reflected the impact of continued growth in loans, increases in watch listed credits, the seasoning of substantial loan growth over the prior eighteen months, considerations associated with the general economic environment, and other factors considered in the Company's allowance methodology. Net recoveries of $10,000 were recorded for three-month period ended June 30, 2003, compared to net recoveries of $49,000 for the three-month period ended June 30, 2002.

         Total second quarter noninterest income was $10,032,000 in 2003, representing a 50% or $3,347,000 increase from the same period of 2002. On a non-GAAP basis, noninterest income, excluding the effects of securities gains (losses) of $543,000 in 2003 versus $(3,000) in 2002, and income of $1,077,000 from the early termination of a sublease in 2003, increased 26% or $1,724,000. Half of this increase was attributable to higher gains on sales of mortgage loans. Virtually all of the other major sources of noninterest income also showed significant increases, including income from bank owned life insurance, trust department income, fees on sales of investment products and insurance agency commissions.

         Second quarter noninterest expenses increased 3% or $487,000 to $16,605,000 in 2003 from $16,118,000 in 2002, resulting from a $143,000 or 15%
rise in equipment expenses along with small increases in many other expense categories.

         The second quarter effective tax rate was 25.2% in 2003, similar to 25.9% recorded in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual shareholders' meeting held on April 15, 2003, the shareholders of the Company elected Susan D. Goff (with 10,110,214 votes for and 70,377 withheld), Robert L. Mitchell (with 10,010,011 votes for and 170,580 withheld), Robert L. Orndorff, Jr. (with 10,116,893 votes for and 63,698 withheld), and David E. Rippeon (with 9,943,032 votes for and 237,559 withheld) as directors for three year terms (Proposal I). There were no solicitations in opposition to management's nominees and all such nominees were elected. All four director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Solomon Graham, Gilbert L. Hardesty, Charles F. Mess, Lewis R. Schumann, W. Drew Stabler, John Chirtea, Joyce R. Hawkins, Hunter R. Hollar, and Craig A. Ruppert.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  Exhibit 31 Rule 13a-14(a) /15d-14(a) Certifications
                  Exhibit 32 18 U.S.C. Section 1350 Certifications

         (b) Reports on Form 8-K.

              On July 15, 2003, the Company furnished, under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)




By:  /S/ HUNTER R. HOLLAR
     ----------------------
     Hunter R. Hollar
     President and Chief Executive Officer

Date: August 8, 2003

By:  /S/ JAMES H. LANGMEAD
   ------------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer

Date: August 8, 2003