Form 10-Q
period 2003-09-30
SANDY SPRING BANCORP INC
filed 2003-11-14
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


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

                                  301-774-6400
                               ------------------
                               (Telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                YES / X / NO / /

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES / X / NO / /

         The number of shares of common stock outstanding as of October 27, 2003 is 14,476,423 shares.
   ----------

                           SANDY SPRING BANCORP, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          September 30, 2003, and December 31, 2002.........................   1

          Consolidated Statements of Income for the Three and
          Nine Month Periods Ended September 30, 2003 and 2002..............   2

          Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended September 30, 2003 and 2002..............   4

          Consolidated Statements of Changes in Stockholders' Equity
          for the Nine Month Periods Ended September 30, 2003 and 2002......   6

          Notes to Consolidated Financial Statements........................   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.................................................  20

  ITEM 4. CONTROLS AND PROCEDURES...........................................  21

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................  21

  SIGNATURES................................................................  22

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                     September 30,   December 31,
(Dollars in thousands, except per share data)            2003            2002
---------------------------------------------        -------------   ------------
                                   ASSETS
Cash and due from banks                               $   43,718     $   38,998
Federal funds sold                                         6,265          9,135
Interest-bearing deposits with banks                         927            813
Residential mortgage loans held for sale                   9,390         38,435
Investments available-for-sale (at fair value)           735,158        685,586
Investments held-to-maturity -- fair value
 of $353,332 (2003) and $346,862 (2002)                  347,953        340,860
Other equity securities                                   21,367         19,812
Total loans and leases                                 1,099,541      1,063,853
  Less: allowance for credit losses                      (15,049)       (15,036)
                                                      ----------     ----------
     Net loans and leases                              1,084,492      1,048,817
Premises and equipment, net                               37,671         36,007
Accrued interest receivable                               15,292         14,957
Goodwill                                                   7,642          7,642
Other intangible assets, net                              11,932         13,927
Other assets                                              60,780         52,415
                                                      ----------     ----------
   Total assets                                       $2,382,587     $2,307,404
                                                      ==========     ==========

                                LIABILITIES

Noninterest-bearing deposits                          $  350,700     $  320,583
Interest-bearing deposits                              1,207,520      1,171,629
                                                      ----------     ----------
    Total deposits                                     1,558,220      1,492,212
Short-term borrowings                                    495,551        488,214
Guaranteed preferred beneficial interests in the
 Company's subordinated debentures                        35,000         35,000
Other long-term borrowings                                88,346         90,500
Accrued interest payable and other liabilities            15,847         23,454
                                                      ----------     ----------
    Total liabilities                                  2,192,964      2,129,380

                            STOCKHOLDERS' EQUITY

Common stock -- par value $1.00; shares
 authorized 50,000,000; shares issued and
 outstanding 14,474,374 (2003)
 and 14,536,094 (2002)                                    14,474         14,536
Additional paid in capital                                18,704         21,128
Retained earnings                                        149,249        131,939
Accumulated other comprehensive income                     7,196         10,421
                                                      ----------     ----------
    Total stockholders' equity                           189,623        178,024
                                                      ----------     ----------
    Total liabilities and stockholders' equity        $2,382,587     $2,307,404
                                                      ==========     ==========
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------    -----------------
(In thousands, except per share data)               2003     2002        2003     2002
-------------------------------------            --------- --------    --------  -------
Interest Income:
 Interest and fees on loans and leases            $15,883  $18,342      $48,754  $54,304
 Interest on loans held for sale                      422      249          993      576
 Interest on deposits with banks                        2       (2)           9       15
 Interest and dividends on securities:
   Taxable                                          7,998    9,378       24,610   28,546
   Exempt from federal income taxes                 3,558    2,870       10,509    7,867
Interest on federal funds sold                         49      130          264      386
                                                  -------  -------      -------  -------
     TOTAL INTEREST INCOME                         27,912   30,967       85,139   91,694

Interest Expense:
 Interest on deposits                               3,230    4,893       10,891   15,213
 Interest on short-term borrowings                  4,389    4,182       13,516   11,846
 Interest on long-term borrowings                   1,518    2,046        4,547    6,165
                                                  -------  -------      -------  -------
     TOTAL INTEREST EXPENSE                         9,137   11,121       28,954   33,224
                                                  -------  -------      -------  -------
NET INTEREST INCOME                                18,775   19,846       56,185   58,470
Provision for Credit Losses                             0      395            0    2,565
                                                  -------  -------      -------  -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                18,775   19,451       56,185   55,905

Noninterest Income:
 Securities gains                                     106      791          657    1,021
 Service charges on deposit accounts                2,027    1,917        6,048    5,748
 Gains on sales of mortgage loans                   1,906    1,000        5,084    2,479
 Fees on sales of investment products                 512      425        1,699    1,621
 Trust department income                              756      652        2,234    1,826
 Insurance agency commissions                         924      657        2,865    2,433
 Income from bank owned life insurance                866      493        2,185    1,360
 Income from an early termination of a sublease         0        0        1,077        0
 Other income                                       1,654    1,680        4,709    4,610
                                                  -------  -------      -------  -------
      TOTAL NONINTEREST INCOME                      8,751    7,615       26,558   21,098

Noninterest Expenses:
 Salaries and employee benefits                     9,932    9,396       28,896   28,122
 Occupancy expense of premises, net                 1,839    1,369        4,956    4,233
 Equipment expenses                                 1,101      949        3,241    2,714
 Marketing                                            477      438        1,440    1,414
 Outside data services                                643      594        1,948    1,841
 Amortization of intangible assets                    665      665        1,994    1,994
 Other expenses                                     2,247    2,436        7,009    6,945
                                                  -------  -------      -------  -------
      TOTAL NONINTEREST EXPENSES                   16,904   15,847       49,484   47,263
                                                  -------  -------      -------  -------
Income Before Income Taxes                         10,622   11,219       33,259   29,740
Income Tax Expense                                  2,404    3,015        7,977    7,842
                                                  -------  -------      -------  -------
NET INCOME                                        $ 8,218  $ 8,204      $25,282  $21,898
                                                  =======  =======      =======  =======

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------    -----------------
(In thousands, except per share data)              2003     2002          2003    2002
-------------------------------------             ------   ------        ------  ------
Basic Net Income Per Share                        $0.57    $0.56         $1.75   $1.51
Diluted Net Income Per Share                       0.56     0.56          1.72    1.49
Dividends Declared Per Share                       0.19     0.17          0.55    0.51

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
(Dollars in thousands)                                       2003           2002
---------------------                                    -----------     ----------
Cash flows from operating activities:
 Net income                                              $    25,282    $    21,898
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               4,795          4,474
   Provision for credit losses                                     0          2,565
   Deferred income taxes                                         380          1,163
   Origination of loans held for sale                       (356,944)      (195,326)
   Proceeds from sales of loans held for sale                391,073        193,771
   Gains on sales of loans held for sale                      (5,084)        (2,479)
   Securities gains                                             (657)        (1,021)
   Income from an early termination of a sublease             (1,077)             0
   Net increase in accrued interest receivable                  (335)        (1,875)
   Net increase in other assets                               (8,520)       (10,358)
   Net increase (decrease) in accrued expenses                (8,529)        (6,367)
   Other - net                                                 4,324         (1,382)
                                                         -----------    -----------
      Net cash provided by operating activities               44,708          5,063
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
   with banks                                                   (114)            29
 Purchases of investments held-to-maturity                  (102,429)      (132,242)
 Purchases of other equity securities                         (1,556)        (2,882)
 Purchases of investments available-for-sale              (1,131,486)      (768,586)
 Proceeds from sales of investments available-for-sale       150,726        263,661
 Proceeds from maturities, calls and principal
   payments of investments held-to-maturity                   95,174         43,053
 Proceeds from maturities, calls and principal
   payments of investments available-for-sale                924,733        539,401
 Proceeds from sales of other real estate owned                   78             40
 Net increase in loans and leases                            (35,875)       (70,515)
 Proceeds from an early termination of a sublease                750              0
 Expenditures for premises and equipment                      (3,592)        (5,837)
                                                         -----------    -----------
      Net cash used by investing activities                 (103,591)      (133,878)
Cash flows from financing activities:
 Net increase in deposits                                     66,008         77,688
 Net (decrease) increase in short-term borrowings            (23,317)        45,973
 Proceeds from long-term borrowings                           28,500         40,239
 Common stock purchased and retired                           (3,326)             0
 Proceeds from issuance of common stock                          840            646
 Dividends paid                                               (7,972)        (7,398)
                                                         -----------    -----------
      Net cash provided by financing activities               60,733        157,148
                                                         -----------    -----------
Net increase in cash and cash equivalents                      1,850         28,333
Cash and cash equivalents at beginning of period              48,133         56,383
                                                         -----------    -----------
Cash and cash equivalents at end of period               $    49,983    $    84,716
                                                         ===========    ===========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
(Dollars in thousands)                                            2003      2002
----------------------                                          --------   ------

Supplemental Disclosures:
  Interest payments                                             $29,125   $22,627
  Income tax payments                                            10,671     9,177
Noncash Investing and Financing Activities:
  Transfers from loans to other real estate owned                   187        29
  Increase in premises and equipment from an early
     termination of a sublease                                    1,168         0
  Reclassification of borrowings from long-term to short-term    30,654     2,220




See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                     Accum-
                                                                                                     ulated
                                                                                                     Other
                                                                                                     Compre-          Total
                                                                   Additional                        hensive          Stock-
                                                       Common      Paid-in            Retained       Income           holders'
(Dollars in thousands, except per share data)          Stock       Capital            Earnings       (Loss)           Equity
--------------------------------------------         ---------    -----------        ----------      --------         --------
Balances at January 1, 2003, as previously
  reported                                            $14,536        $21,128          $132,607        $10,421         $178,692
Less adjustments for the cumulative effect
  on prior years of the understatement of
  accrued interest on borrowings from the
  Federal Home Loan Bank (Note 5)                                                         (668)                           (668)
                                                     --------      ---------          --------       --------         --------
Balance at January 1, 2003, as adjusted                14,536         21,128           131,939         10,421          178,024

Comprehensive income:

  Net income                                                                            25,282                          25,282
  Other comprehensive loss,
   net of tax effects and
   reclassification adjustment                                                                         (3,225)          (3,225)
                                                                                                                      --------
Total comprehensive income                                                                                              22,057
Cash dividends - $0.55 per share                                                        (7,972)                         (7,972)
Common stock issued pursuant to:
  Stock option plan - 30,814 shares                        31            453                                               484
  Employee stock purchase plan -
    12,926 shares                                          13            343                                               356
Stock repurchases - 105,460 shares                       (106)        (3,220)                                           (3,326)
                                                     --------      ---------          --------       --------         --------
Balances at September 30, 2003                        $14,474        $18,704          $149,249        $ 7,196         $189,623
                                                     ========      =========          ========       ========         ========
Balances at January 1, 2002, as previously
 reported                                             $14,484        $20,347          $111,906        $ 3,936         $150,673
Less adjustments for the cumulative effect
  on prior years of the understatement of
  accrued interest on borrowings from the
  Federal Home   Loan Bank (Note 5)                                                       (540)                           (540)
                                                     --------      ---------          --------       --------         --------
Balance  at January 1, 2002, as adjusted               14,484         20,347           111,366          3,936          150,133

Comprehensive income:
  Net income                                                                            21,898                          21,898
  Other comprehensive income, net of tax
  effects and reclassification adjustments                                                              6,995            6,995
                                                                                                                      --------
Total comprehensive income                                                                                              28,893
Cash dividends - $0.51 per share                                                        (7,398)                         (7,398)
Common stock issued pursuant to:
  Stock option plan - 22,217 shares                        22            320                                               342
  Employee stock purchase plan - 11,216 shares             11            293                                               304
                                                     --------      ---------          --------       --------         ---------
Balances at September 30, 2002                        $14,517        $20,960          $125,866        $10,931         $172,274
                                                     ========      =========          ========       ========         =========

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

New Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. However, the Company believes that if required to de-consolidate the trust, the de-consolidation will not have a material effect on the Company's financial position or results of operations. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

Note 2 - Stockholders' Equity

         On March 26, 2003, the Board of Directors authorized the repurchase of up to 5%, or approximately 727,000 shares, of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's stock option and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 49,560 shares of its common stock under a prior share repurchase program, which expired on March 31, 2003 and has purchased 55,900 shares under the current share repurchase program through September 30, 2003.

Note 3 - Stock Option Plan

         At September 30, 2003, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                 September 30,
                                                   -------------------------------------------------------------
(In thousands, except per share data)                   2003            2002            2003             2002
-------------------------------------              -------------------------------------------------------------
Net income, as reported                             $   8,218       $   8,204      $   25,282        $   21,898
Less pro forma stock-based employee
 compensation expense determined
 under fair value based method, net
 of related tax effects                                  (248)           (304)           (745)       $     (912)
                                                   -------------------------------------------------------------
Pro forma net income                                $   7,970       $   7,900      $   24,537        $   20,986
                                                   =============================================================
Net income per share:
 Basic - as reported                                $    0.57       $    0.56      $     1.75        $     1.51
 Basic - pro forma                                  $    0.55       $    0.55      $     1.69        $     1.45
 Diluted - as reported                              $    0.56       $    0.56      $     1.72        $     1.49
 Diluted - pro forma                                $    0.54       $    0.54      $     1.67        $     1.43

Note 4 - Per Share Data

         The calculations of net income per common share for the three and nine month periods ended September 30, are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.


(Dollars and amounts in thousands, except            Three Months Ended         Nine Months Ended
  Per share data)                                       September 30,              September 30,
-----------------------------------------           --------------------      ---------------------
                                                     2003         2002          2003        2002
                                                    --------    --------      --------    --------
Basic:
 Net income available to common stockholders        $ 8,218     $  8,204      $ 25,282     $ 21,898
 Average common shares outstanding                   14,472       14,515        14,496       14,503
 Basic net income per share                         $  0.57     $   0.56      $   1.75     $   1.51
                                                    ========    ========      =========    ========
Diluted:
 Net income available to common stockholders        $ 8,218     $  8,204      $ 25,282     $ 21,898
 Average common shares outstanding                   14,472       14,515        14,496       14,503
 Stock option adjustment                                205          213           202          216
                                                    --------    --------      ---------    --------
   Average common shares outstanding-diluted         14,677       14,728        14,698       14,719
     Diluted net income per share                   $  0.56     $   0.56      $   1.72     $   1.49
                                                    ========    ========      =========    ========

There was no antidilutive effect of stock options for either the three or nine months ended September 30, 2003 and September 30, 2002.

Note 5-Recent Developments

         In November 2003, the Company discovered that accrued interest expense on certain Federal Home Loan Bank ("FHLB") advances had been understated, beginning in the first quarter of 1997. This accrual error was the result of a mistake in the interest calculation formula for certain specific types of FHLB advances, and was discovered as part of the Company's auditing process. This Form 10-Q includes correction of this under-accrual for all periods shown. The Company plans to amend its filings on Forms 10-Q and 10-K for the affected periods. The maximum effect on earnings per share in any affected year is less than one-cent.

         The error was discovered after the Company had issued its earnings release for the third quarter of 2003. Accordingly, certain financial data in that earnings release differ from comparable information in this Form 10-Q, which reflects correction of the under-accrual. The total amount of the under-accrual is $1.03 million, or $727,000 after applicable income taxes, most of which relates to periods prior to 2003. The cumulative amount of the under-accrual for the nine-month period ended September 30, 2003 included in the earnings release is $97,000, or $59,000 after applicable income taxes. The difference in earnings per share as reported in the earnings release, and as reported in this Form 10-Q was less than 1/2 cent for the three- month and nine-month periods ended September 30, 2003. The following tables illustrate the differences.


                                            September 30, 2003          December 31, 2002
                                          ----------------------     ----------------------
                                          Earnings        As         Earnings         As
(In thousands, except per share data)     Release      Corrected     Release      Corrected
-------------------------------------     -------      ---------     -------      ---------

Balance Sheet:
  Accrued interest payable and
   other liabilities                     $   15,120   $   15,847   $   22,786   $   23,454
  Retained earnings                         149,976      149,249      132,607      131,939
  Total stockholders' equity                190,350      189,623      178,692      178,024
  Total assets                            2,382,587    2,382,587    2,307,404    2,307,404



                                                   Three Months Ended
                                                     September 30,
                                      ---------------------------------------------
                                              2003                     2002
                                      --------------------     --------------------
                                      Earnings      As         Earnings      As
                                      Release    Corrected     Release    Corrected
                                      -------    ---------     -------    ---------
Income Statement
  Interest on short-term borrowings   $ 4,298     $ 4,389     $ 4,095     $ 4,182
  Net interest income                  18,866      18,775      19,933      19,846
  Net income                            8,273       8,218       8,257       8,204
  Basic net income per share             0.57        0.57        0.56        0.56
  Diluted net income per share           0.56        0.56        0.56        0.56


                                                   Nine Months Ended
                                                     September 30,
                                      ---------------------------------------------
                                             2003                    2002
                                      ---------------------------------------------
                                      Earnings     As          Earnings      As
                                      Release    Corrected     Release    Corrected
                                      -------    ---------     -------    ---------
Income Statement
  Interest on short-term borrowings   $13,419     $13,516     $11,725     $11,846
  Net interest income                  56,282      56,185      58,591      58,470
  Net income                           25,341      25,282      21,971      21,898
  Basic net income per share             1.75        1.75        1.51        1.51
  Diluted net income per share           1.72        1.72        1.49        1.49

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

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2003, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 43% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 57%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 55% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

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

         In general, the efficiency ratio is total noninterest expenses as a percentage of net interest income plus total noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude intangible asset amortization. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses, and income from an early termination of a sublease in the second quarter of 2003. The traditional measure is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP-based efficiency ratios are presented and reconciled in Table 1.

Table 1 - Reconciliation of GAAP-based and traditional efficiency ratios


                                                    Three Months Ended        Nine Months Ended
--------------------------------------------------------------------------------------------------
                                                       September 30,             September 30,
--------------------------------------------------------------------------------------------------
 (Dollars in thousands)                              2003        2002         2003         2002
--------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                  $  16,904  $   15,847     $ 49,484     $ 47,263
Net interest income plus noninterest income-
  GAAP based                                        27,526      27,461       82,743       79,568

  Efficiency ratio-GAAP based                        61.41%      57.71%       59.80%       59.40%
                                                 =========  ==========     ========     ========
Noninterest expenses-GAAP based                  $  16,904  $   15,847     $ 49,484     $ 47,263
  Less non-GAAP adjustment:
   Amortization of intangible assets                   665         665        1,994        1,994
                                                 ---------  ----------     --------     --------
      Noninterest expenses-traditional ratio        16,239      15,182       47,490       45,269

Net interest income plus noninterest income-
  GAAP based                                        27,526      27,461       82,743       79,568
    Plus non-GAAP adjustment:
      Tax-equivalency                                2,148       1,922        6,003        5,061
    Less non-GAAP adjustments:
      Securities gains                                 106         791          657        1,021
      Income from an early termination of
       a sublease                                        0           0        1,077            0
                                                 ---------  ----------     --------     --------
       Net interest income plus noninterest
        Income - traditional ratio                  29,568      28,592       87,012       83,608

Efficiency ratio - traditional                       54.92%      53.10%       54.58%       54.14%
                                                 =========  ==========     ========     ========

A. FINANCIAL CONDITION

         The Company's total assets were $2,382,587,000 at September 30, 2003, compared to $2,307,404,000 at December 31, 2002, increasing $75,183,000 or 3%
during the first nine months of 2003. Earning assets increased $62,107,000 or 3% to $2,220,601,000 at September 30, 2003, from $2,158,494,000 at December 31,
2002.

         Total loans and leases, which exclude loans held for sale, increased 3% or $35,688,000 during the first nine months of 2003, to $1,099,541,000. Of the three major loan categories, residential real estate increased the most during this period, up $34,089,000 or 10%, attributable to residential mortgage loan growth. Commercial loans and leases increased $2,388,000 or 1%, with commercial mortgages contributing the most to the increase, while consumer loans decreased by $789,000. Finally, residential mortgage loans held for sale decreased $29,045,000 from December 31, 2002, to $9,390,000 at September 30, 2003. The
changes in loan balances were caused primarily by a generally weaker economic climate which depressed loan production and historically low interest rates, which increased loan refinancings.

Table 2 - Analysis of Loans and Leases

The following table presents the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                      September 30, 2003       %         December 31, 2002    %
---------------------------         ------------------  -----------   ------------------ ------
Residential real estate             $     388,762           35%            354,673         33%
Commercial loans and leases               478,402           44             476,014         45
Consumer                                  232,377           21             233,166         22
                                    ------------------- -----------   ----------------    -----
    Total Loans and Leases              1,099,541          100%          1,063,853        100%
                                                        ===========                       =====
Less: Allowance for credit losses         (15,049)                         (15,036)
                                    -------------------               ----------------
    Net loans and leases            $   1,084,492                     $  1,048,817
                                    ===================               ================

        The total investment portfolio increased by 6% or $58,220,000 from December 31, 2002, to $1,104,478,000 at September 30, 2003. The increase was driven by $49,572,000 or 7% higher available-for-sale securities, an increase of $7,093,000 (up 2%) in held-to-maturity securities and a rise of $1,555,000 (up 8%) in other equity securities. This increase in investments was due largely to the high level of loan refinancings (as the result of historically low interest rates) which limited the overall growth of the loan portfolio. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $2,756,000 during the first nine months of 2003, to $7,192,000 at September 30, 2003.

         Total deposits were $1,558,220,000 at September 30, 2003, increasing $66,008,000 or 4% from $1,492,212,000 at December 31, 2002. All major deposit categories either increased or remained essentially level, comparing September 30, 2003 with December 31, 2002. Noninterest-bearing demand deposits grew by 9% or $30,117,000 over the nine-month period, while interest-bearing deposits rose 3% or $35,891,000 during the same period.

         Total borrowings were $618,897,000 at September 30, 2003, which represented an increase of $5,183,000 or 1% from December 31, 2002, primarily reflecting an increase in short-term borrowings.

Table 3 - Analysis of Deposits

The following table presents the composition of deposits at the dates indicated:


(In thousands)                      September 30, 2003       %       December 31, 2002    %
---------------------------         ------------------  -----------  ----------------- --------

Noninterest-bearing deposits        $    350,700            23%        $  320,583         21%
Interest-bearing deposits:
  Demand                                 203,579            13            185,381         12
  Money market savings                   399,112            25            398,539         27
  Regular savings                        181,667            12            153,294         10
  Time deposits less than $100,000       287,272            18            308,168         21
  Time deposits $100,000 or more         135,890             9            126,247          9
                                    ------------------  -----------  ----------------- --------
    Total interest-bearing             1,207,520            77          1,171,629         79
                                    ------------------  -----------  ----------------- --------
      Total deposits                $  1,558,220           100%        $1,492,212        100%
                                    ==================  ===========  ================= ========


MARKET RISK MANAGEMENT

         The Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long- term value, and liquidity by employing simulation analysis through use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At September 30, 2003, as at December 31, 2002, the simulation of a hypothetical, parallel change of minus 200 or more basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates (See Table 4). Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from September 30, 2003, the simulation analysis estimates that net interest income would decline (as computed) by 9.12% over a twelve month period given a decrease in interest rates of 100 basis points compared to a policy limit of 15%. In terms of equity capital on a fair value basis, the simulation analysis estimates that the fair value of equity capital would decline (as computed) by 23.28% given an increase in interest rates of 200 basis points compared to a policy limit of 27.5%.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and paydowns of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of September 30, 2003 showed short-term borrowings exceeding short-term investments over the subsequent 90 days by $24,676,000. This position was below the $21,542,000 excess at December 31, 2002. This temporary shortfall of liquidity over projected requirements for funds indicates that the Company will need to incur additional borrowing to fund any growth in loans and other earning assets.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $707,185,000 from the Federal Home Loan Bank of Atlanta, of which approximately $390,718,000 was outstanding at September 30, 2003. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $262,237,000 at September 30, 2003, against which there were outstandings of approximately $64,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2003.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 15.60% at September 30, 2003, compared to 14.95% at December 31, 2002; a tier 1 risk-based capital ratio of 14.40%, compared to 13.72%; and a capital leverage ratio of 8.37%, compared to 8.08%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2003, is appropriate.

         Stockholders' equity for September 30, 2003, totaled $189,623,000, representing an increase of $11,599,000 or 7% from $178,024,000 at December 31, 2002. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by $3,225,000 from December 31, 2002 to September 30, 2003.

         Internal capital generation (net income less dividends) added $17,310,000 to total stockholders' equity during the first nine months of 2003. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 13% for both the first nine months of 2003 and the year 2002.

           External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $840,000 during the nine month period ended September 30, 2003. However, share repurchases amounted to $3,326,000 from December 31, 2002 through September 30, 2003, for a net decrease in stockholders' equity from these sources of $2,486,000.

         Dividends for the first nine months of the year were $0.55 per share in 2003, compared to $0.51 per share in 2002, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 32% versus 34%.

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES


                                                          For the Nine months ended September 30,
(Dollars in thousands and tax equivalent)                   2003                         2002
-----------------------------------------           -----------------------------------------------------
                                                                   Average                      Average
                                                     Average     Yield/Rate      Average      Yield/Rate
                                                     Balance         (1)         Balance          (1)
                                                    ----------------------------------------------------
Assets
    Total loans and leases (2)                      $1,095,085        6.07%      $1,045,525        7.01%
    Total securities                                 1,060,939        5.18          912,161        6.04
    Other earning assets                                32,772        1.11           32,565        1.64
                                                    ----------                   ----------
       TOTAL EARNING ASSETS                          2,188,796        5.56%       1,990,251        6.48%
    Nonearning assets                                  151,540                      133,528
                                                    ----------                   ----------
       Total assets                                 $2,340,336                   $2,123,779
                                                    ==========                   ==========
Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                $  197,284        0.24%      $  172,570        0.30%
    Money market savings deposits                      404,196        0.65          384,180        1.20
    Regular savings deposits                           168,708        0.31          140,477        0.94
    Time deposits                                      439,947        2.49          424,271        3.27
                                                    ----------                   ----------
       Total interest-bearing deposits               1,210,135        1.20        1,121,498        1.81
    Short-term borrowings                              472,100        3.82          444,250        3.54
    Long-term borrowings                               122,208        4.96          114,473        7.18
                                                    ----------                   ----------
       Total interest-bearing liabilities            1,804,443        2.14        1,680,221        2.64
                                                                 ---------                      -------
    Noninterest-bearing demand deposits                325,933                      271,826
    Other noninterest-bearing liabilities               25,455                       13,262
    Stockholders' equity                               184,505                      158,470
                                                    ----------                   ----------
       Total liabilities and stockholders' equity   $2,340,336                   $2,123,779
                                                    ==========                   ==========
    Net interest spread                                               3.42%                        3.84%
                                                                 =========                      =======
    Net interest margin (3)                                           3.80%                        4.25%
                                                                 =========                      =======
    Ratio of average earning assets to
     Average interest-bearing liabilities               121.30%                      118.45%
                                                    ==========                   ==========

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the Nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $8,026,000 and $6,767,000 in the nine month periods ended September 30, 2003 and 2002, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Net income for the first nine months of the year increased $3,384,000 or 15% to $25,282,000 in 2003 from $21,898,000 in 2002, representing annualized returns on average equity of 18.32% and 18.48%, respectively. Diluted earnings per share (EPS) for the first nine months of each year were $1.72 in 2003, compared to $1.49 in 2002.

         The net interest margin decreased by 45 basis points to 3.80% for the nine months ended September 30, 2003, from 4.25% for the same period of 2002, as the net interest spread decreased by 42 basis points. The compression of the net interest margin was the result of lower interest rates given the Company's asset sensitive risk position, a smaller percentage of average loans to total earning assets, and a 73 basis point decline (from 107 basis points to 34 basis points) in the margin earned in the Company's leverage programs.

NET INTEREST INCOME

         Net interest income for the first nine months of the year was $56,185,000 in 2003, a decrease of 4% from $58,470,000 in 2002, reflecting a decline in net interest margin partially offset by a higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 2% to $62,188,000 in 2003, from $63,531,000 in 2002. The effects of average balances, yields and rates are presented in Table 4.

         For the first nine months, total interest income decreased by $6,555,000 or 7% in 2003, compared to 2002. On a non-GAAP tax-equivalent basis, interest income decreased by 6%. Average earning assets rose 10% over the prior period, to $2,188,796,000 from $1,990,251,000, while the average yield earned on those assets decreased by 92 basis points to 5.56%. Comparing the first nine months of 2003 versus 2002, average total loans and leases grew by 5% to $1,095,085,000 (50% of average earning assets, versus 53% a year ago), while recording a 94 basis point decline in average yield to 6.07%. Average residential real estate loans increased by 8% (reflecting an increase in mortgage lending, partially offset by a similar percentage decline in construction lending); average commercial loans and leases grew by 5% (due to increases in mortgages and other commercial loans, partially offset by declines in construction and leasing), and, average consumer loans increased slightly (attributable to home equity line growth). Over the same period, average total securities rose by 16% to $1,060,939,000 (48% of average earning assets, versus 46% a year ago), while the average yield earned on those assets decreased by 86 basis points to 5.18%.

         Interest expense for the first nine months of the year decreased by $4,270,000 or 13% in 2003, compared to 2002. Average total interest-bearing liabilities rose 7% over the prior year period, while the average rate paid on these funds decreased by 50 basis points to 2.14%. As shown in Table 4, all major deposit categories and both short and long term borrowings grew in conjunction with generally declining average interest rates.

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

         A nonspecific allowance is primarily based upon management's regular evaluation of the following factors (which are included in federal bank regulatory guidelines): trends in delinquencies and nonaccruals, size of credits relative to the allowance, volume trends, concentrations, economic conditions, credit administration and management, and the quality of the risk identification system. Additional factors which may also be considered include changes in underwriting standards, such as acceptance of higher loan to value ratios. Evaluation of the effects of these factors on estimated losses involves a high degree of uncertainty including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. The required analysis is regularly and carefully undertaken by management, and the weights given to these factors are revised as conditions indicate.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         During the first nine months of the year, there was no provision for credit losses in 2003, compared to $2,565,000 in 2002. The Company has experienced net recoveries during the first nine months of 2003 of $13,000, compared to net recoveries of $2,000 for the same period of 2002.

          Management believes that the allowance is adequate. However, its determination requires significant judgement, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent Consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such reviews may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2003, there were no changes in estimation methods that affected the allowance methodology. The allowance for credit losses was 1.37% of total loans and leases at September 30, 2003 and 1.41% at December 31, 2002.

         The allowance increased during the first nine months of 2003 by $13,000 (the amount of net recoveries for the period), from $15,036,000 at December 31, 2002 to $15,049,000 at September 30, 2003. The stability of the allowance reflects the required reserve computed by the allowance methodology at September 30, 2003, compared to December 31, 2002. The amount of the required reserve was affected by minimal loan growth, no significant shift in risk concentration within the loan and lease portfolio, the decline in the specific reserve for a single commercial construction credit and lower net charge-offs.

Table 5 -- Analysis of Credit Risk

Activity in the allowance for credit losses is shown below:


                                            Nine Months Ended       Twelve Months Ended
(Dollars in thousands)                      September 30, 2003       December 31, 2002
-----------------------------------------   ------------------     --------------------
Balance, January 1                           $       15,036         $          12,653
Provision for credit losses                               0                     2,865
Loan charge-offs:
  Residential real estate                               (65)                     (165)
  Commercial loans and leases                           (54)                     (467)
  Consumer                                              (69)                     (158)
                                             ----------------       ------------------
    Total charge-offs                                  (188)                     (790)
Loan recoveries:
  Residential real estate                               127                         0
  Commercial loans and leases                            65                       284
  Consumer                                                9                        24
                                             ----------------       ------------------
    Total recoveries                                    201                       308
                                             ----------------       ------------------
Net recoveries (charge-offs)                             13                      (482)
                                             ----------------       ------------------
    Balance, period end                      $       15,049         $          15,036
                                             ================       ==================
Net recoveries (charge-offs) to average
 loans and  leases (annual basis)                      0.00%                    (0.05)%
 Allowance to total loans and leases                   1.37%                     1.41%

The following table presents nonperforming assets at the dates indicated:

                                               September 30,      December 31,
                                                   2003              2002
-----------------------------------------------------------------------------
Non-accrual loans and leases                     $     564        $      588
Loans and leases 90 days past due                    2,612             2,157
                                                 ----------       ----------
  Total nonperforming loans and leases*              3,176             2,745
Other real estate owned                                125                 0
                                                 ----------       ----------
  Total nonperforming assets                     $   3,301        $    2,745
                                                 ==========       ==========
Nonperforming assets to total assets                  0.14%             0.12%
----------------------------------------------------------------------------

* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $7,576,000 at September 30, 2003, compared to $5,962,000 at December 31, 2002. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

CREDIT RISK MANAGEMENT CONTINUED

         Nonperforming loans and leases increased by $431,000 to $3,176,000 while nonperforming assets increased by $556,000 to $3,301,000 from December 31, 2002 to September 30, 2003. Expressed as a percentage of total assets, nonperforming assets increased to 0.14% at September 30, 2003 from 0.12% at December 31, 2002. The allowance for credit losses represented nearly 4.7 times nonperforming loans and leases at September 30, 2003, compared to coverage of nearly 5.5 times at December 31, 2002. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases consists of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $125,000 at September 30, 2003, compared to no such assets on the balance sheet at December 31, 2002. The balance of impaired loans and leases was $159,000 at September 30, 2003, with specific reserves against those loans of $54,000, compared to $170,000 at December 31, 2002, with no reserves.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $26,558,000 for the nine-month period ended September 30, 2003, a 26% or $5,460,000 increase from the same period of 2002. On a non-GAAP basis, noninterest income, excluding the effects of securities gains ($657,000 in 2003 versus $1,021,000 in 2002) and income of $1,077,000 from the early termination of a sublease during the second quarter of 2003, increased 24% or $4,747,000. The income from the early termination of a sublease reflects the proceeds from a negotiated settlement with a sub-tenant of a Bank leased facility. The Bank currently intends to renovate the vacated space for its own use. The primary reason for the growth in total noninterest income was a $2,605,000 increase in mortgage banking revenues to $5,084,000 due mainly to the sizable increase in the volume of refinancings resulting from the continued low interest rate environment. Other major contributors to the increase included income from Bank Owned Life Insurance (up $825,000 or 61%), income from trust operations (up $408,000 or 22%), insurance commissions (up $432,000 or 18%), and service charges on deposit accounts (up $300,000 or 5%). Noninterest income performance reported above reflects management's desire to both grow and diversify its sources of noninterest income.

         Total noninterest expenses were $49,484,000 for the nine-month period ended September 30, 2003, a 5% or $2,221,000 increase from the first three quarters of 2002. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time.

         The rise in total noninterest expenses during the first three quarters of 2003, compared to the same period of 2002, was principally driven by higher equipment expenses (up 19% or $527,000) and occupancy expenses (up 17% or $723,000). Salaries and benefits increased 3% or $774,000 versus the prior year period. The Company opened two new branches in 2003 located in Urbana, Maryland and Frederick, Maryland. Average full-time equivalent employees increased to 564 during the first nine months of 2003, from 536 during the like period in 2002, a 5% increase. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $45,000 in 2003, which includes after-tax income from an early termination of a sublease, and $41,000 in 2002.

INCOME TAXES

         The effective tax rate was 24.0% for the nine-month period ended September 30, 2003 compared to 26.4% for the prior year period. This decline reflects an increase in tax-advantaged investments and a significant increase in income from bank owned life insurance.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2003 AND 2002

         Third quarter net income of $8,218,000 ($0.56 per share-diluted) in 2003 was $14,000 above net income of $8,204,000 ($0.56 per share-diluted) for the same quarter of 2002. Annualized returns on average equity for these periods were 17.35% in 2003 versus 19.51% in 2002.

         Third quarter net interest income was $18,775,000 in 2003, a decrease of 5% from $19,846,000 in 2002, reflecting a 50 basis point decline in net interest margin partially offset by a 9% higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 4%.

         There was no third quarter provision for credit losses in 2003, compared to a provision of $395,000 in the same quarter of 2002. The third quarter provision in 2002 reflected the impact of continued growth in loans, increases in watch listed credits, the seasoning of substantial loan growth over the prior eighteen months, considerations associated with the general economic environment, and other factors considered in the Company's allowance methodology. Net recoveries of $16,000 were recorded for three-month period ended September 30, 2003, compared to net charge-offs of $86,000 for the three-month period ended September 30, 2002.

         Total third quarter noninterest income was $8,751,000 in 2003, representing a 15% or $1,136,000 increase from the same period of 2002. On a non-GAAP basis, noninterest income, excluding the effects of securities gains of $106,000 in 2003 versus $791,000 in 2002, increased 27% or $1,821,000. Almost half of this increase was attributable to higher gains on sales of mortgage loans. Virtually all of the other major sources of noninterest income also showed significant increases, including income from bank owned life insurance (up $373,000 or 76%), trust department income (up $104,000 or 16%), fees on sales of investment products (up $87,000 or 20%) and insurance agency commissions (up $267,000 or 41%).

         Third quarter noninterest expenses increased 7% or $1,057,000 to $16,904,000 in 2003 from $15,847,000 in 2002, resulting from a $536,000 or 6%
rise in salaries and benefits, a $470,000 or 34% increase in occupancy expense, a $152,000 or 16% increase in equipment expenses along with many small increases in many other expense categories. The Company opened two new branches in 2003 located in Urbana, Maryland and Frederick, Maryland, which contributed to the increases in noninterest expense.

         The third quarter effective tax rate was 22.6% in 2003, compared to 26.9% recorded in 2002. This decline reflects an increase in tax-advantaged investments and a significant increase in income from bank owned life insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  Exhibit 31 Rule 13a-14(a) /15d-14(a) Certifications
                  Exhibit 32 U.S.C. Section 1350 Certifications

         (b) Reports on Form 8-K.

         On July 15, 2003, the Company furnished, under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures.

         On September 8, 2003, the Company furnished, under items 9 and Item 11, its notice with respect to a temporary suspension of trading under the Sandy Spring Bancorp, Inc. Profit Sharing Plan.

         On October 15, 2003, the Company furnished under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures.

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

                                       SANDY SPRING BANCORP, INC.
                                       (Registrant)



                                       By: /s/ HUNTER R. HOLLAR
                                           -------------------------------------
                                           Hunter R. Hollar
                                           President and Chief Executive Officer

Date: November 13, 2003

                                       By: /s/ JAMES H. LANGMEAD
                                           -------------------------------------
                                           James H. Langmead
                                           Executive Vice President and
                                             Chief Financial Officer

Date: November 13, 2003