Form 10-K/A
period 2002-12-31
SANDY SPRING BANCORP INC
filed 2003-12-19
CIK 824410

[SANDY SPRING LOGO]








                           SANDY SPRING BANCORP, INC.




                               2002 ANNUAL REPORT
                                 ON FORM 10-K/A

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

                         Commission File Number 0-19065

                           SANDY SPRING BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                      52-1532952
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17801 Georgia Avenue, Olney, Maryland                       20832
----------------------------------------                  ---------
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

Indicate by a check mark if the registrant is an accelerated filer.
YES   X      NO
     ----       ----

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 14,087,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was approximately $453 million based on the closing sales price of $32.15 per share of the registrant's Common Stock on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on February 11, 2003, approximately 14,542,000 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 2003 (the "Proxy Statement").

EXPLANATORY NOTE TO AMENDED REPORT ON FORM-10-K/A

         On March 12, 2003, Sandy Spring Bancorp, Inc. (the "Company") filed its annual report on Form 10-K for the year ended December 31, 2002. In November 2003, the Company discovered that accrued interest expense on certain Federal Home Loan Bank ("FHLB") advances had been understated, beginning in the first quarter of 1997. This accrual error was the result of a mistake in the interest calculation formula for certain specific types of FHLB advances, and was discovered as part of the Company's auditing process. The total amount of the under-accrual for the year ended December 31, 2002, and prior periods is $929,000 or $668,000 after applicable income taxes. The maximum effect on diluted earnings per share in any affected year is less than one cent. Please refer to footnote 23 to the audited financial statements for a summary of the effects resulting from the restatement.

         This amended Annual Report on Form 10-K/A corrects and restates the Company's consolidated financial statements and other financial information for all periods shown to properly reflect the effects of the under-accrual. The financial statement items affected by the correction are accrued interest payable and other liabilities, retained earnings, interest on short-term borrowings, income tax expense, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes, including, without limitation, Note 22-Quarterly Financial Results (unaudited). Related corrections also have been made to the Five Year Summary of Selected Financial Data, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SANDY SPRING BANCORP, INC.
INDEX



Forward-Looking Statements.........................................................................4

Form 10-K Cross Reference Sheet....................................................................5

Sandy Spring Bancorp, Inc..........................................................................6

About this Report..................................................................................6

Five Year Summary of Selected Financial Data.......................................................7

Securities Listing, Prices and Dividends...........................................................8

Management's Discussion and Analysis of Financial Condition and Results of Operations.............10

Consolidated Financial Statements.................................................................29

Notes to the Consolidated Financial Statements....................................................34

Management's Statement of Responsibility..........................................................58

Report of Independent Auditors....................................................................59

Other Material Required by Form 10-K:

     Description of Business......................................................................60

      Executive Officers..........................................................................69

      Controls and Procedures.....................................................................70

     Properties...................................................................................71

     Exhibits, Financial Statements, and Reports on Form 8-K......................................73

     Signatures...................................................................................75



--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

         Sandy Spring Bancorp makes forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.
--------------------------------------------------------------------------------

SANDY SPRINT BANCORP, INC.

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


---------------------------------------------------------------------------------------------------------------------
                    ITEM OF FORM 10-K                           LOCATION
---------------------------------------------------------------------------------------------------------------------
PART I
---------------------------------------------------------------------------------------------------------------------
Item  1.       Business                                         "Forward-Looking  Statements" on page 4, "Sandy Spring
                                                                Bancorp,  Inc." and  "About  this  Report"  on page 6,
                                                                and "Business" on pages 53 through 62.
---------------------------------------------------------------------------------------------------------------------
Item  2.       Properties                                       "Properties" on pages 63 and 64.
---------------------------------------------------------------------------------------------------------------------
Item  3.       Legal Proceedings                                Note 18  "Litigation" on page 46.
---------------------------------------------------------------------------------------------------------------------
Item  4.       Submission of Matters to a Vote of Security      Not applicable. No matter was submitted to a vote of
               Holders                                          security holders during the fourth quarter of 2002.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
Item  5.       Market for Registrant's Common Equity and        "Securities Listing, Prices, and Dividends" on pages 8
               Related Stockholder Matters                      and 9.
---------------------------------------------------------------------------------------------------------------------
Item  6.       Selected Financial Data                          "Five Year Summary of Selected Financial Data" on
                                                                page 7.
---------------------------------------------------------------------------------------------------------------------
Item  7.       Management's Discussion and Analysis of          "Forward-Looking Statements" on page 4 and
               Financial Condition and Results of Operations    "Management's Discussion and Analysis of Financial
                                                                Condition and Results of Operations" on pages 10
                                                                through 26.
---------------------------------------------------------------------------------------------------------------------
Item  7A.      Quantitative and Qualitative Disclosures about   "Forward-Looking Statements" on page 4 and "Market
               Market Risk                                       Risk Management" on pages 24 through 26.
---------------------------------------------------------------------------------------------------------------------
Item  8.       Financial Statements and Supplementary Data      Pages 27 through 53.
---------------------------------------------------------------------------------------------------------------------
Item  9.       Changes in and  Disagreements  with              Not applicable. During the past two years or any
               Accountants on Accounting and Financial          subsequent period there has been no change in or
               Disclosure                                       reportable disagreement with the certifying accountants
                                                                for Sandy Spring Bancorp or any of its subsidiaries.
---------------------------------------------------------------------------------------------------------------------
PART III
---------------------------------------------------------------------------------------------------------------------
Item 10.       Directors and Executive Officers of the          The material labeled "Election of
               Registrant                                       Directors--Information as to Nominees and Continuing
                                                                Directors" and "Compliance with Section 16(a) of the
                                                                Securities Exchange Act of 1934" in the Proxy Statement
                                                                is incorporated in this Report by reference.

                                                                Information regarding executive officers is included
                                                                under the caption "Executive Officers" on pages 61 and
                                                                62 of this Report.
---------------------------------------------------------------------------------------------------------------------
Item 11.       Executive Compensation                           The material labeled "Corporate Governance and Other
                                                                Matters," "Executive Compensation," "Report of the Human
                                                                Resources Committee," and "Stock Performance
                                                                Comparisons" in the Proxy Statement is incorporated in
                                                                this Report by reference.
-------------------------------------------------------------- -------------------------------------------------------
Item 12.       Security Ownership of Certain Beneficial         "Equity Compensation Plan Information" on page 8 and
               Owners and Management and Related Stockholder    the material labeled "Stock Ownership of Directors
               Matters                                          and Executive Officers" in the Proxy Statement is
                                                                incorporated in this Report by reference.
---------------------------------------------------------------------------------------------------------------------
Item 13.       Certain Relationships and Related                The material labeled "Transactions and Relationships
               Transactions                                     with Management" in the Proxy Statement is
                                                                incorporated in this Report by reference.
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                    ITEM OF FORM 10-K                           LOCATION
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Item 14.       Controls and Procedures                          "Controls and Procedures" on page 62.
---------------------------------------------------------------------------------------------------------------------
PART IV
---------------------------------------------------------------------------------------------------------------------
Item 15.       Exhibits, Financial Statement Schedules,         "Exhibits, Financial Statements, and Reports on
               and Reports on Form 8-K on                       Form 8-K" pages 64 and 65.
---------------------------------------------------------------------------------------------------------------------
SIGNATURES                                                      "Signatures" on page 66.
---------------------------------------------------------------------------------------------------------------------
CERTIFICATIONS                                                  "Certifications" on pages 67 and 68.
---------------------------------------------------------------------------------------------------------------------



SANDY SPRING BANCORP, INC.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company. Sandy Spring Bancorp is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank traces its origin to 1868 and offers a broad range of commercial banking, retail banking and trust services through 30 community offices and 45 ATMs located in Anne Arundel, Frederick, Howard, Montgomery, and Prince George's counties in Maryland.

ABOUT THIS REPORT

This report comprises the entire 2002 Form 10-K, other than exhibits, as filed with the SEC. The 2002 annual report to shareholders, including this report, and the annual proxy materials for the 2003 annual meeting are being distributed together to the shareholders. Please see page 65 or information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

THE SEC HAS NOT APPROVED OR DISAPPROVED THIS REPORT OR PASSED UPON ITS ACCURACY OR ADEQUACY.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)               2002          2001          2000         1999         1998
-----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
   Interest income                                   $  122,722    $  127,870    $  118,680    $   94,387    $   84,272
   Interest expense                                      44,113        61,262        61,486        42,227        38,849
     Net interest income                                 78,609        66,608        57,194        52,160        45,423
   Provision for credit losses                            2,865         2,470         2,690         1,216           552
   Net interest  income after provision for credit
     losses                                              75,744        64,138        54,504        50,944        44,871
   Noninterest income, excluding securities gains        27,713        21,490        17,251        12,230        11,270
   Securities gains                                       2,016           346           277           101           853
   Noninterest expenses                                  63,961        54,618        47,601        39,528        34,053
   Income before taxes                                   41,512        31,356        24,431        23,747        22,941
   Income tax expense                                    10,927         8,342         5,798         6,330         6,936
   Net income                                            30,585        23,014        18,633        17,417        16,005

PER SHARE DATA:
   Net income - basic                                $     2.11    $     1.60    $     1.30    $     1.21    $     1.11
   Net income - diluted                                    2.08          1.58          1.30          1.20          1.10
   Dividends declared                                      0.69          0.61          0.54          0.50          0.42
   Book value (at year end)                               12.25         10.37          8.87          7.49          7.70
   Tangible book value (at year end) (1)                  10.76          8.69          7.22          6.08          7.62

FINANCIAL CONDITION (AT YEAR END):
   Assets                                            $2,307,404    $2,081,834    $1,773,001    $1,591,281    $1,343,471
   Deposits                                           1,492,212     1,387,459     1,242,927     1,165,372       954,571
   Loans and leases                                   1,063,853       995,919       967,817       826,125       624,412
   Securities                                         1,046,258       914,479       666,927       630,039       613,579
   Borrowings                                           613,714       525,248       392,368       312,096       271,392
   Stockholders' equity                                 178,024       150,133       127,150       108,449       110,765

PERFORMANCE RATIOS (FOR THE YEAR):
   Return on average equity                               18.89%        16.32%        16.72%        15.85%        14.94%
   Return on average assets                                1.42          1.18          1.11          1.25          1.35
   Net interest margin                                     4.23          3.96          4.01          4.34          4.39
   Efficiency ratio - GAAP based (2)                      59.04         61.75         63.70         61.29         59.18
   Efficiency ratio - traditional (2)                     54.13         55.28         56.64         56.15         56.05
   Dividends declared per share to diluted net
     income per share                                     33.17         38.36         41.22         41.32         37.84

CAPITAL AND CREDIT QUALITY RATIOS:
   Average equity to average assets                        7.49%         7.24%         6.66%         7.90%         9.01%
   Allowance for credit losses to loans and leases         1.41          1.27          1.19          1.00          1.18
   Non-performing assets to total assets                   0.12          0.38          0.16          0.13          0.13
   Net charge-offs to average loans and leases             0.05          0.14          0.08          0.05          0.04



(1) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.
(2) See the discussion of the efficiency ratio in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Operating Expense Performance".

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

TRANSFER AGENT AND REGISTRAR

American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

RECENT STOCK PRICES AND DIVIDENDS

Shareholders received quarterly cash dividends totaling $10,012,000 in 2002 and $8,881,000 in 2001. Regular dividends have been declared for one hundred and two consecutive years. Sandy Spring Bancorp, Inc. (the "Company") has increased its dividends per share each year for the past twenty-two years. Since 1997, dividends per share have risen at a compound annual growth rate of 17%. The increase in dividends per share was 13% in 2002.

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

                                         Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
        Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                            (a)                         (b)                  excluding securities
                                                                                             reflected in column (a)
                                                                                                       (c)
----------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
 approved by security holders             675,126                      $22.41                      1,000,599
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders                0                            0                            0
----------------------------------------------------------------------------------------------------------------------
            Total                         675,126                      $22.41                      1,000,599
----------------------------------------------------------------------------------------------------------------------


The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 718,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be reissued under the Company's stock option and benefit plans, as well as for other corporate purposes. A total of 952,409 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2002. No shares were repurchased in either 2002 or 2001.

The number of common shareholders of record was approximately 2,300 as of February 11, 2003.

QUARTERLY STOCK INFORMATION

                                  2002                           2001
  ------------------------------------------------------------------------------
                  STOCK PRICE RANGE  PER SHARE    Stock Price Range  Per Share
  Quarter          LOW       HIGH    DIVIDEND      Low       High    Dividend
  ------------------------------------------------------------------------------
1st             $ 27.90    $ 32.45    $ 0.17    $ 15.17    $ 21.67    $ 0.14
2nd               30.70      35.19      0.17      19.50      21.83      0.15
3rd               29.20      35.00      0.17      20.80      26.46      0.15
4th               28.24      32.88      0.18      25.24      32.82      0.17
                                      ------                          ------
   Total                              $ 0.69                          $ 0.61
                                      ======                          ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Sandy Spring Bancorp, Inc. and subsidiaries (the "Company") achieved record earnings in both the fourth quarter and for the year ended December 31, 2002. In addition, according to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company's return on average equity for the nine months ended September 30, 2002, was in the 85th percentile of all U.S. bank holding companies with assets between $1-3 billion.


Net income for the year ended December 31, 2002, was $30.6 million ($2.08 per diluted share), as compared to $23.0 million ($1.58 per diluted share) for the prior year, an increase of 33%.

The Company's results in 2002, versus 2001, reflected significant growth in average earning assets and an increase in the net interest margin, resulting in higher net interest income, the largest revenue category. Noninterest income continued to increase and diversify, reflecting a 36% increase over the prior year. This increase was primarily due to increases in securities gains, mortgage banking income and commissions from the Bank's insurance agency, Chesapeake Insurance Group, which was acquired at the end of 2001. Expressed as a percentage of net interest income and noninterest income, noninterest income increased to 27% from 18% five years ago. With respect to operating cost management, the Company's efficiency ratio - GAAP based improved to 59.04% in 2002 from 61.75% in 2001 and 63.70% in 2000, while the efficiency ratio - traditional also improved over the three year period, to 54.13% (2002) from 55.28% (2001) and 56.64% (2000). For an explanation of the efficiency ratio - GAAP based, as compared to the efficiency ratio - traditional, see the section of this report entitled "Operating Expense Performance". The return on average equity was 18.89% in 2002, as compared to 16.32% in 2001 and 16.72% in 2000.

Comparing December 31, 2002, balances to December 31, 2001, total assets were $2.3 billion versus $2.1 billion, an 11% increase. Total deposits increased 8% to $1.5 billion, while total loans and leases grew to $1.1 billion from $996 million, a 7% increase. During the same period, stockholders' equity increased to $178 million or 7.7% of total assets.


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

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The allowance for credit losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan's or lease's contractual terms.

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

TABLE 1 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS AND TAX EQUIVALENT)


                                               2002                            2001                             2000
---------------------------------------------------------------------------------------------------------------------------------
                                 AVERAGE                YIELD/   Average                Yield/     Average               Yield/
                                 BALANCE     INTEREST    RATE    Balance     Interest    Rate      Balance    Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Loans and leases (2)
  Residential real estate(3)    $  366,472  $   24,145   6.59%  $  332,693  $   25,183   7.57   $  290,225   $   23,260   8.01
  Consumer                         231,831      13,781   5.94      213,163      15,923   7.47      203,066       17,231   8.49
  Commercial loans and
    leases                         458,535      35,760   7.80      451,801      39,457   8.73      389,936       35,553   9.12
                                ----------------------          ----------------------          -----------------------
  Total loans and leases         1,056,838      73,686   6.97      997,657      80,563   8.08      883,227       76,044   8.61

Securities:
  Taxable                          698,351      38,643   5.53      615,249      39,193   6.37      486,775       33,261   6.83%
  Nontaxable                       232,841      16,746   7.19      167,234      12,068   7.22      157,552       12,765   8.10
                                ----------------------          ----------------------          -----------------------
     Total securities              931,192      55,389   5.95      782,483      51,261   6.55      644,327       46,026   7.14
Interest-bearing
  deposits with banks                1,546          21   1.36        2,665          88   3.30        1,872          112   5.98
Federal funds sold                  33,872         546   1.61       29,811       1,172   3.93       25,608        1,649   6.44
                                ----------------------          ----------------------          -----------------------
TOTAL EARNING ASSETS            $2,023,448  $  129,642   6.41%  $1,812,616  $  133,084   7.34%  $1,555,034   $  123,831   7.96%
Less: allowances for credit
  losses                           (14,429)                        (11,874)                         (9,044)
Cash and due from banks             34,993                          40,784                          35,847
Premises and equipment, net         34,347                          31,947                          31,813
Other assets                        82,248                          73,385                          58,969
                                ----------                      ----------                      ----------
     Total assets               $2,160,607                      $1,946,858                      $1,672,619
                                ==========                      ==========                      ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing demand
  deposits                      $  173,935  $      550   0.32%  $  151,873  $    1,191   0.78%  $  153,035   $    1,664   1.09%
Regular savings deposits           143,357       1,163   0.81      104,496       1,568   1.50      105,221        2,112   2.01
Money market  savings
  deposits                         386,571       4,582   1.19      366,759      10,894   2.97      304,501       12,816   4.21
Time deposits                      427,943      13,538   3.16      426,464      21,944   5.15      427,627       23,163   5.42
                                ----------------------          ----------------------          -----------------------
  Total interest-bearing
    deposits                     1,131,806      19,833   1.75    1,049,592      35,597   3.39      990,384       39,755   4.01
Short-term borrowings              453,769      16,351   3.60      384,400      17,543   4.56      274,444       15,873   5.78
Long-term borrowings               117,252       7,929   6.76      113,415       8,122   7.16       74,659        5,858   7.85
                                ----------------------          ----------------------          -----------------------
TOTAL INTEREST-BEARING
  LIABILITIES                    1,702,827      44,113   2.59    1,547,407      61,262   3.96    1,339,487       61,486   4.59
                                            ----------                      ----------                       ----------
  Net interest income and
    spread                                  $   85,529   3.82%              $   71,822   3.38%               $   62,345   3.37%
                                            ----------                      ----------                       ----------
Noninterest-bearing demand
  deposits                        280,839                          245,408                         215,111
Other liabilities                  15,038                           13,039                           6,562
Stockholders' equity              161,903                          141,004                         111,459
                               ----------                       ----------                      ----------
    Total liabilities and
      stockholders' equity     $2,160,607                       $1,946,858                      $1,672,619
                               ==========                       ==========                      ==========
Interest income/
  earning assets                                         6.41%                           7.34%                            7.96%
Interest expense/
  earning assets                                         2.18                            3.38                             3.95
                                                        ------                          ------                           ------
     Net interest margin                                 4.23%                           3.96%                            4.01%
                                                        ======                          ======                           ======



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


Net interest income for 2002 was $78,609,000, representing an increase of $12,001,000 or 18% from 2001. A 16% increase was achieved in 2001, compared to 2000, resulting in net interest income of $66,608,000.


For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.


The tabular analysis of net interest income performance (entitled "Table 1 - Consolidated Average Balances, Yields and Rates") shows an increase in net interest margin for 2002 of 27 basis points (representing a percentage change of 7% when compared to 2001). This increase reversed a two-year decline in net interest margin from 1999 to 2001. Over the three-year period shown in Table 1, average-earning assets increased each year, but at a declining rate of increase. Table 2 shows the extent to which volume and rate increases each contributed to the rise in tax-equivalent net interest income during 2002, compared to 2001, while higher volume drove the increase in 2001, compared to 2000. The combined effects of volume and rate increases during 2002 resulted in 19% higher tax-equivalent net interest income (to $85,529,000 in 2002 from $71,822,000 in 2001), while the increase in volume produced a 15% annual increase in 2001 (from $62,345,000 in 2000). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has lead to greater sophistication in margin management and heightened emphasis on growing noninterest revenues. During 2002, the Company was able to manage its deposit rates such that it overcame the effect of calls of higher yielding securities in the lower rate environment. Thus, there was margin improvement in the second and third quarters. However, by the fourth quarter, the margin was being compressed once more as deposit rates had been lowered close to their practical floor.


TABLE 2 - EFFECT OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME


                                                        2002 VS. 2001                      2001 vs. 2000
 --------------------------------------------------------------------------------------------------------------
                                         INCREASE       DUE TO CHANGE        Increase       Due to Change
                                            OR           IN AVERAGE:*           or           In Average:*
 (In thousands and tax equivalent)      (DECREASE)    VOLUME        RATE    (Decrease)    Volume       Rate
 --------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
Loans and leases                         $ (6,877)   $  4,581    $(11,458)   $  4,520    $  9,442    $ (4,922)
  Taxable securities                         (550)      4,942      (5,492)      5,932       8,306      (2,374)
  Nontaxable securities                     4,678       4,718         (40)       (697)        753      (1,450)
  Other investments                          (693)        105        (798)       (502)        280        (782)
                                         --------                            --------
     Total interest income                 (3,442)     14,537     (17,979)      9,253      19,422     (10,169)
Interest expense on funding of earning
   assets:
  Interest-bearing demand deposits           (641)        153        (794)       (473)        (13)       (460)
  Regular savings deposits                   (405)        463        (868)       (544)        (14)       (530)
  Money market savings deposits            (6,312)        559      (6,871)     (1,922)      2,305      (4,227)
  Time deposits                            (8,406)         76      (8,482)     (1,219)        (63)     (1,156)
  Total borrowings                         (1,385)      3,443      (4,828)      3,934       8,046      (4,112)
                                         --------                            --------
     Total interest expense               (17,149)      5,654     (22,803)       (224)      8,813      (9,037)
                                         --------    --------    --------    --------    --------    --------
       Net interest income               $ 13,707    $  8,883    $  4,824    $  9,477    $ 10,609    $ (1,132)
                                         ========    ========    ========    ========    ========    ========


 *Variances are computed line-by-line and do not add to the totals shown. Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

INTEREST INCOME

The Company's interest income decreased by $5,148,000 or 4.0% in 2002, compared to 2001, preceded by an increase of $9,190,000 or 8% the prior year. On a tax-equivalent basis, the respective changes were a 3% decline in 2002, as contrasted with a 7% increase in 2001. Table 2 shows that, in 2002, the negative effect of the significant decline in average earning asset yields overwhelmed the positive effect of the higher volume of average earning assets. During 2001, however, significantly higher average earning assets produced an increase in interest income despite the decline in average rate.

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

INTEREST EXPENSE


Interest expense decreased significantly by 28% or $17,149,000 in 2002, compared to 2001, as a 137 basis point decline in the average rate paid on interest-bearing liabilities (decreasing 35% to 2.59% from 3.96%) offset the effects of 10% or $155,420,000 higher average interest-bearing liabilities. In 2001, compared to 2000, interest expense decreased slightly as the offsetting effects of lower rates and higher volume were nearly equal.


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

INTEREST RATE PERFORMANCE


Net interest margin, the profit margin achieved on the Company's earning asset base, increased by 27 basis points in 2002, as compared to an increase in net interest spread of 44 basis points. The differential between these two indicators of interest rate performance was attributable primarily to a decrease in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During periods of low interest rates, as in 2002, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin is diminished. However, while contributing less to margin improvement, interest-free funding of average earning assets, primarily through noninterest-bearing demand deposits and stockholders' equity, increased as a percentage of average earning assets in 2002, compared to 2001, after remaining approximately the same in 2001, compared to 2000. During 2002, the Company benefited from a greater relative decline in the funding rate compared to the decline in the yield on earning assets, resulting in an increase in the net interest margin and spread.

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

Other noninterest income increased $668,000 or 12% to $6,202,000 for 2002, compared to $5,534,000 for 2001, primarily reflecting higher pre-payment charges associated with commercial credits. The rise in other noninterest income was 10% in 2001 over 2000, due in large part to noninterest revenues generated by the Equipment Leasing Company acquired at the end of 2000 and a $256,000 gain on the sale of the credit card portfolio.

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

Goodwill amortization ceased with the year ended 2001 due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards No. 142 (effective January 1, 2002). This new accounting standard resulted in a reduction in noninterest expense in this category from $666,000 in 2001 to no such expense in 2002. No intangible assets were acquired in 2002. In each year over the three-year period from 2000 to 2002, goodwill and intangible asset amortization comprised less than 6% of total noninterest expenses. The Company's intangible assets are being amortized over relatively short amortization periods averaging ten years at December 31, 2002. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP based efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios, GAAP based and traditional, improved in each of the last two years.

TABLE 3 - GAAP BASED AND TRADITIONAL EFFICIENCY RATIOS


(Dollars in thousands)                              2002        2001        2000        1999        1998
-----------------------------------------------------------------------------------------------------------
  Noninterest expenses - GAAP based               $ 63,961    $ 54,618    $ 47,601    $ 39,528    $ 34,053
  Net interest income plus noninterest income -
    GAAP based                                     108,338      88,444      74,722      64,491      57,546

  Efficiency ratio - GAAP based                      59.04%      61.75%      63.70%      61.29%      59.18%
                                                  =========================================================
  Noninterest expenses - GAAP based               $ 63,961    $ 54,618    $ 47,601    $ 39,528    $ 34,053
    Less non-GAAP adjustments:
     Goodwill amortization                               0         666          65          65          65
     Amortization of intangible assets               2,659       2,512       2,759         919         306
     Early retirement window option                      0           0         744           0           0
                                                  ---------------------------------------------------------
      Noninterest expenses - traditional ratio      61,302      51,440      44,033      38,544      33,682

  Net interest income plus noninterest income -
    GAAP based                                     108,338      88,444      74,722      64,491      57,546
     Plus non-GAAP adjustment:
       Tax-equivalency                               6,920       5,214       5,151       4,259       3,404
     Less non-GAAP adjustments:
       Securities gains                              2,016         346         277         101         853
       Gains on sales of assets                          0         256       1,854           0           0
                                                  ---------------------------------------------------------
        Netinterest income plus noninterest
         income - traditional ratio                113,242      93,056      77,742      68,649      60,097
  Efficiency ratio - traditional                     54.13%      55.28%      56.64%      56.15%      56.05%
                                                  =========================================================



PROVISION FOR INCOME TAXES


Income tax expense amounted to $10,927,000 in 2002, compared with $8,342,000 in 2001 and $5,798,000 in 2000. The resulting effective tax rates were 26% for 2002, 27% for 2001, and 24% for 2000.


BALANCE SHEET ANALYSIS

The Company's total assets reached $2,307,404,000 at December 31, 2002, an increase of 11% or $225,570,000 from $2,081,834,000 at December 31, 2001.
Earning assets increased 11% or $219,800,000 in 2002, to $2,158,494,000 at
December 31, 2002, from $1,938,694,000 at the prior year-end.

LOANS AND LEASES

Residential real estate loans, comprised of residential construction and residential mortgage categories, rose $14,876,000 or 4% during 2002, to $354,673,000 at December 31, 2002. Residential construction loans, a specialty of the Company for many years, declined in 2002 (down 13% or $11,956,000, to $73,585,000 at December 31, 2002), largely reflecting market conditions and a reduced wholesale lending initiative. Residential mortgages, most of which are 1-4 family, increased by $25,832,000 or 10%, to $281,088,000, largely due to competitive pricing in the Bank's five-year adjustable rate mortgage product which increased $56,286,000 or 47%.

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

The Company' equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is "small ticket" by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. The Company's equipment leasing business continued to suffer from clients' reduction in capital spending throughout the most recent year. As a result, the leasing portfolio declined $4,724,000 or 17% in 2002, to $22,621,000 at year-end.

Consumer lending continues to be very important to the Company's full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans. The consumer loan portfolio rose 9% or $18,584,000 in 2002, to $233,166,000 at December 31, 2002. This increase was driven largely by an increase of $26,048,000 or 37% in home equity lines during 2002 to $95,818,000 at year-end. This growth was primarily a result of the Company's increased sales culture emphasis and the continuing low rate environment.

TABLE 4 - ANALYSIS OF LOANS AND LEASES

This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

                                                        December 31,
---------------------------------------------------------------------------------------------
 (In thousands)                    2002         2001         2000         1999        1998
---------------------------------------------------------------------------------------------
Residential real estate:
   Residential mortgages       $  281,088   $  255,256   $  266,511   $  235,153   $  152,764
   Residential construction        73,585       84,541       44,078       34,721       38,856
Commercial loans and leases:
   Commercial real estate         257,118      240,297      232,640      237,924      210,079
   Commercial construction         51,947       54,478       60,312       42,256       33,092
   Leases                          22,621       27,345       31,304            0            0
   Other commercial               144,328      119,420      119,130       92,674       79,259
Consumer                          233,166      214,582      213,841      183,397      110,362
                               ----------   ----------   ----------   ----------   ----------
   Total loans and leases      $1,063,853   $  995,919   $  967,817   $  826,125   $  624,412
                               ==========   ==========   ==========   ==========   ==========


TABLE 5 - LOAN AND LEASE MATURITIES AND INTEREST RATE SENSITIVITY

                                                           At December 31, 2002
                                            Remaining Maturities of Selected Credits in Years
 ---------------------------------------------------------------------------------------------
 (In thousands)                                  1 or less  Over 1-5    Over 5     Total
 ---------------------------------------------------------------------------------------------
Residential construction loans                   $ 73,294   $    291   $      0   $ 73,585
Commercial construction loans                      51,947          0          0     51,947
Commercial loans not secured by real estate        85,905     46,294     12,129    144,328
                                                 -----------------------------------------
     Total                                       $211,146   $ 46,585   $ 12,129   $269,860
                                                 =========================================
Rate Terms:
   Fixed                                         $ 17,932   $ 45,632   $ 12,077   $ 75,641
   Variable or adjustable                         193,214        953         52    194,219
                                                 -----------------------------------------
     Total                                       $211,146   $ 46,585   $ 12,129   $269,860
                                                =========================================


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

The asset mix within the investment portfolio shifted with increases in the purchases of U.S. Agency and state and municipal obligations. This was accomplished primarily to capture higher tax-equivalent yields. At December 31, 2002, mortgage backed securities declined to 2% of total investments, compared to 14% at December 31, 2001, while the percentage for U. S. Agencies increased to 63% from 58%. The Company's portfolio had approximately $299,177,000 in municipal securities at year-end 2002, or 29% of the total portfolio, up from 21% in 2001. These are high-grade obligations held for their tax-exempt income.

The Company does not hedge through derivatives. The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the Company's equity securities. These derivatives do not expose the Company to credit risk, or to significant market risk. The Company had no derivatives at December 31, 2002 or at December 31, 2001.

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

TABLE 6 - ANALYSIS OF SECURITIES

The composition of securities at December 31 for each of the latest three years was:

(Dollars in thousands)                     2002          2001           2000
------------------------------------------------------------------------------
Available-for-Sale: (1)
   U.S. Agency                        $  571,688     $  522,308     $  418,460
   State and municipal                    46,031         39,157         44,317
   Mortgage-backed (2)                    18,708        124,197         22,921
   Corporate debt                         16,757         11,878          3,148
   Trust preferred                        24,743         27,273         23,817
   Marketable equity securities            7,659          7,816          5,198
                                      ----------     ----------     ----------
     Total                               685,586        732,629        517,861
Held-to-Maturity and Other Equity
   U.S. Agency                            87,714          9,995         22,020
   State and municipal                   253,146        154,926        112,859
   Other equity securities                19,812         16,929         14,187
                                      ----------     ----------     ----------
     Total                               360,672        181,850        149,066
                                      ----------     ----------     ----------
       Total securities (3)           $1,046,258     $  914,479     $  666,927
                                      ==========     ==========     ==========

(1)  At estimated fair value.
(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2002, 2001 or 2000.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2002 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

TABLE 7 - MATURITY TABLE FOR DEBT SECURITIES


                                                              Years to Maturity
-----------------------------------------------------------------------------------------------------------------------
                            Within              Over 1              Over 5              Over
                              1               Through 5           Through 10             10
-----------------------------------------------------------------------------------------------------------------------
(In thousands)          Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield      Total    Yield
-----------------------------------------------------------------------------------------------------------------------
Debt Securities
  Available-for-Sale
     U. S. Agency     $  420,345  4.17%   $  141,057  4.84%   $      394  6.00%   $        0     0%   $  561,796  4.34%
     State and
      municipal            2,081  7.09        23,356  6.89        16,492  7.13         2,419  7.15        44,348  7.00
     Mortgage-backed       5,184  7.29        10,640  5.88           456  4.51         1,798  6.18        18,078  6.28
     Corporate debt        3,108  8.20         9,725  6.57         3,146  7.42             0     0        15,979  6.00
     Trust preferred       1,512  6.24        13,864  9.72         6,237  9.29         1,650  8.23        23,263  9.27
                      ----------          ----------          ----------          ----------          ----------
       Total          $  432,230  4.26%   $  198,642  5.56%   $   26,725  7.61%   $    5,867  7.15%   $  663,464  4.81%
                      ==========          ==========          ==========          ==========          ==========

Debt Securities
  Held-to-Maturity
     U. S. Agency     $   87,714  5.50%   $        0     0%   $        0     0%   $        0     0%   $   87,714  5.50%
     State and
      municipal           14,463  7.41        86,071  6.72       148,243  7.04         4,369  7.11       253,146  6.95
                      ----------          ----------          ----------          ----------          ----------
       Total          $  102,177  5.77%   $   86,071  6.72%   $  148,243  7.04%   $    4,369  7.11%   $  340,860  6.58%
                      ==========          ==========          ==========          ==========          ==========

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

CAPITAL MANAGEMENT


Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2002, total stockholders' equity increased 19% or $27,891,000 to $178,024,000 at December 31, 2002, from $150,133,000 at December
31, 2001. Internal capital generation (net income less dividends) was responsible for most of this increase in total stockholders' equity. Internal capital generation added $20,573,000 to equity during 2002, representing a rate, when considered as a percentage of average total stockholders' equity, of 13% for 2002, up from 10% recorded in 2001. Year-end accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities) increased in 2002, compared to 2001, contributing $6,485,000 of the overall increase in stockholders' equity.

External capital formation, resulting from exercises of stock options and from stock purchases under the employee stock purchase plan, totaled $833,000 during 2002. The ratio of average equity to average assets was 7.49% for 2002, as compared to 7.24% for 2001 and 6.66% for 2000.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2002, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 14.95%, a tier 1 risk-based capital ratio of 13.72%, and a leverage ratio of 8.08%. Tier 1 capital of $181,034,000 and total qualifying capital of $197,202,000 each included $35,000,000 in trust preferred debt issuance as permitted under Federal Reserve Guidelines (see "Note 10--Long-Term Borrowings" of the Notes to the Consolidated Financial Statements). As of December 31, 2002, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in "Note 21--Regulatory Matters" of the Notes to the Consolidated Financial Statements.


CREDIT RISK MANAGEMENT

The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) the nonspecific allowance which considers risk factors not evaluated by the other two components of the methodology. This systematic allowance methodology is further described in the section entitled "Critical Accounting Policies" and in "Note 1 - Significant Accounting Policies" of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

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

Table 8 presents a five-year history for the allocation of the allowance, reflecting use of the methodology outlined above, along with the credit mix (year-end credit balances by category as a percent of total loans and leases). The entire balances of the formula allowance, the specific allowance and the nonspecific allowance are allocated to the related loan and lease categories. Amounts not allocated to loan and lease categories relate to the entire portfolio, and are shown as "unallocated" below. The loan and lease categories have been expanded for 2002 to mirror the loan and lease breakout in Table 4 - Analysis of Loans and Leases. Such expansion of categories in the detail shown for 2002 is not practicable for prior years.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES


                                                                   December 31,
 ----------------------------------------------------------------------------------------------------------------
                                   2002             2001             2000             1999             1998
 ----------------------------------------------------------------------------------------------------------------
                                       CREDIT            Credit           Credit          Credit           Credit
 (Dollars in thousands)        AMOUNT    MIX    Amount    Mix    Amount    Mix    Amount    Mix    Amount    Mix
 ---------------------------------------------------------------------------------------------------------------
 Amount applicable to:
 Residential real estate:
   Residential mortgages      $  2,338    26%  $  1,301    26%  $  1,969    28%  $  1,744    28%  $    432    24%
   Residential construction        937     7      1,240     8        467     4        301     5        332     7
                              --------------   --------------   --------------   --------------   --------------
       Total                     3,275    33      2,541    34      2,436    32      2,045    33        764    31
 Commercial loans and
    leases:
   Commercial real estate        3,637    24
   Commercial construction       1,966     5
   Other commercial              2,191    14
                              --------
       Total                     7,794    43      5,271    41      5,547    46      4,361    45      4,056    51
   Leases                          566     2        814     3          0     0          0     0          0     0
                              --------------   --------------   --------------   --------------   --------------
           Total                 8,360    45      6,085    44      5,547    46      4,361    45      4,056    51
 Consumer                        2,912    22      2,309    22      2,363    22      2,025    22      1,226    18
 Unallocated                       489            1,718            1,184             (200)           1,304
                              --------         --------         --------         --------         --------
      Total allowance         $ 15,036         $ 12,653         $ 11,530         $  8,231         $  7,350
                              ========         ========         ========         ========         ========

During 2002, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology's assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2002, when measured against the total allowance, was 3% versus 14% a year earlier. The total allowance at December 31, 2002, including the unallocated portion, was within the desirable range under the Company's policy guidelines derived from the allowance methodology.

The allowance increased by $2,383,000 or 19% during 2002, from $12,653,000 at December 31, 2001 to $15,036,000 at December 31, 2002. Most of this change was attributable to higher reserves for commercial loans, (commercial real estate, commercial construction, and other commercial loans). The commercial loan portfolio grew by 9% over the period. The allowance for this category increased by 48% or $2,523,000. The increase was attributable primarily to the growth in commercial loans, an increase in the specific allowance, and higher nonspecific reserves for other factors relating to the portfolio. The specific allowance for commercial loans nearly doubled, increasing by $1,597,000, due primarily to a specific reserve for a single borrower. The Company does not have significant exposure to other borrowers in that borrower's classification. A number of other factors also contributed to higher reserves for commercial loans, none of which was especially significant by itself, including trends in delinquencies and non-accrual loans, and evaluation of portfolio concentrations, economic conditions, and credit administration and risk identification systems.

The allowance pertaining to residential mortgage loans rose by 80% and was responsible for $1,037,000 of the overall increase in the allowance for credit losses from December 31, 2001 to December 31, 2002. Residential mortgage loans increased by 10% during 2002. The increase in the related allowance was due primarily to the effect of an increased historical loan volume trend.

The 26% or $603,000 rise in the allowance for consumer loans during 2002 was also significant. The consumer portfolio grew by 9%. The change in this category of allowance reflected an increase in the specific allowance on an existing portfolio of manufactured housing credits (comprising 0.6% of total outstanding loans) affected adversely by economic conditions, as well as higher risk factors related to evaluation of portfolio concentrations and economic conditions.

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

The Company's borrowers are concentrated in five counties of the state of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 64% of total loans and leases at December 31, 2002, compared to 61% at December 31, 2001. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company's substantial experience in most of the markets served, and its lending practices.

TABLE 9 - SUMMARY OF CREDIT LOSS EXPERIENCE


                                                                       Years Ended December 31,
(Dollars in thousands)                              2002           2001           2000           1999           1998
----------------------------------------------------------------------------------------------------------------------
Balance of credit loss allowance, January 1       $ 12,653       $ 11,530       $  8,231       $  7,350       $  7,016
Provision for credit losses                          2,865          2,470          2,690          1,216            552
Allowance acquired                                       0              0          1,300              0              0
Loan and lease charge-offs:
   Residential real estate                            (165)           (23)          (220)           (67)            (3)
   Commercial loans and leases                        (467)        (1,180)          (246)          (123)          (136)
   Consumer                                           (158)          (225)          (303)          (225)          (196)
                                                  --------       --------       --------       --------       --------
     Total charge-offs                                (790)        (1,428)          (769)          (415)          (335)
Loan and lease recoveries:
   Residential real estate                               0              0              0              0              0
   Commercial loans and leases                         284             54             36             32             82
   Consumer                                             24             27             42             48             35
                                                  --------       --------       --------       --------       --------
       Total recoveries                                308             81             78             80            117
                                                  --------       --------       --------       --------       --------
Net charge-offs                                       (482)        (1,347)          (691)          (335)          (218)
                                                  --------       --------       --------       --------       --------
Balance of credit loss allowance, December 31     $ 15,036       $ 12,653       $ 11,530       $  8,231       $  7,350
                                                  ========       ========       ========       ========       ========

Net charge-offs to average loans and leases           0.05%          0.14%          0.08%          0.05%          0.04%
Allowance to total loans and leases                   1.41%          1.27%          1.19%          1.00%          1.18%

TABLE 10 - ANALYSIS OF CREDIT RISK


                                                                       Years Ended December 31,
 (Dollars in thousands)                             2002           2001            2000          1999           1998
 ---------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases (1)                  $    588       $  5,904       $    684       $    275       $    832
Loans and leases 90 days past due                    2,157          1,903          1,809            110            965
Restructured loans and leases                            0              0              0              0              4
                                                  --------       --------       --------       --------       --------
   Total non-performing loans and leases (2)         2,745          7,807          2,493          1,985          1,801
Other real estate owned, net                             0             50            380            163              0
                                                  --------       --------       --------       --------       --------
   Total non-performing assets                    $  2,745       $  7,857       $  2,873       $  2,148       $  1,801
                                                  ========       ========       ========       ========       ========

Non-performing loans and leases to total
   loans and leases                                   0.26%          0.78%          0.26%          0.24%          0.29%
Allowance for credit loss to non-performing
   loans and leases                                    548%           162%           462%           415%           408%
Non-performing assets to total assets                 0.12%          0.38%          0.16%          0.13%          0.13%

(1) Gross interest income that would have been recorded in 2002 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $57,000, while interest actually recorded on such loans was $38,000.
(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $5,962,000 at December 31, 2002. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

MARKET RISK MANAGEMENT

The Company's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

The Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2002 is presented in Table 11. As indicated in the note to the table, the data was based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates an asset sensitive one-year cumulative GAP position of 14% of total assets, with approximately 48% of rate sensitive assets and approximately 40% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2002. The one-year cumulative GAP continues in an asset sensitive position, but reflects a smaller positive GAP position than at the end of 2001. This was due to the maturity and subsequent replacement of a significant percentage of the investment portfolio throughout the year into longer average life investments. The investment portfolio is composed of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates move in a downward direction. While senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company's interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Company's exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors. The following GAP analysis schedule sets out the time frames from December 31, 2002, in which the Company's assets and liabilities are subject to repricing.

TABLE 11 - INTEREST RATE SENSITIVITY ANALYSIS


                                          0-90         91-365       Over 1-3      Over 3-5       Over 5
(Dollars in thousands)                    Days          Days          Years         Years         Years
--------------------------------------------------------------------------------------------------------
Rate Sensitive Assets (RSA):
   Loans and leases                     $394,917      $112,067      $148,299      $267,053      $141,516
   Taxable securities                    264,866       186,703       158,150        55,823        81,538
   Nontaxable securities                   5,673        12,531        33,217        77,826       169,930
   Other investments                      48,383             0             0             0             0
                                        --------      --------      --------      --------      --------
     Total                               713,839       311,301       339,666       400,702       392,984
Rate Sensitive Liabilities (RSL):
   Interest-bearing demand deposits        4,966        14,897        39,724        39,724        86,069
   Regular savings deposits                4,892        14,677        39,139        39,139        55,447
   Money market savings deposits          22,811        68,433       182,488        96,527        28,281
   Time deposits                         107,934       215,735        76,825        33,782           138
   Short-term borrowings and other
     RSL                                 205,432        54,047           205        30,100       310,000
                                        --------      --------      --------      --------      --------
       Total                             346,035       367,789       338,381       239,272       479,935
                                        --------      --------      --------      --------      --------
Cumulative GAP*                         $367,804      $311,315      $312,601      $474,031      $387,080
                                        ========      ========      ========      ========      ========
  As a percent of total assets             16.04%        13.57%        13.63%        20.67%        16.88%
Cumulative RSA to RSL                       2.06          1.44          1.30          1.37          1.22

* This analysis is based upon a number of significant assumptions including the following items. Loans and leases are repaid/rescheduled by contractual maturity and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. Interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management's analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

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

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2002. All deposits, except time deposits of $100,000 or more, considered a stable funding source by management, equaled 63% of total earning assets at December 31, 2002. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan, lease and deposit maturities and calls, expected funding of loans and leases and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

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

The Company's time deposits of $100,000 or more represented 8.5% of total deposits at December 31, 2002, and are shown by maturity in the table below.


                                                               Months to Maturity
-----------------------------------------------------------------------------------------------------
                                           3 or        Over 3       Over 6        Over
(Dollars in thousands)                     Less         to 6         to 12         12         TOTAL
-----------------------------------------------------------------------------------------------------
Time deposits--$100 thousand or more     $ 30,769     $ 19,570     $ 35,850     $ 40,058     $126,247

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (AS RESTATED)
(Dollars in thousands, except per share data)



                                                                                       December 31,
                                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                     $    38,998      $    45,609
   Federal funds sold                                                                9,135           10,774
   Interest-bearing deposits with banks                                                813              840
   Residential mortgage loans held for sale                                         38,435           16,682
   Investments available-for-sale (at fair value)                                  685,586          732,629
   Investments held-to-maturity - fair value of $346,862 (2002)
     and $165,015 (2001)                                                           340,860          164,921
   Other equity securities                                                          19,812           16,929

   Total loans and leases                                                        1,063,853          995,919
     Less: allowance for credit losses                                             (15,036)         (12,653)
                                                                               -----------      -----------
       Net loans and leases                                                      1,048,817          983,266

   Premises and equipment, net                                                      36,007           32,584
   Accrued interest receivable                                                      14,957           15,163
   Goodwill                                                                          7,642            7,642
   Other intangible assets, net                                                     13,927           16,584
   Other assets                                                                     52,415           38,211
                                                                               -----------      -----------
         Total assets                                                          $ 2,307,404      $ 2,081,834
                                                                               ===========      ===========

Liabilities
   Noninterest-bearing deposits                                                $   320,583      $   277,592
   Interest-bearing deposits                                                     1,171,629        1,109,867
                                                                               -----------      -----------
     Total deposits                                                              1,492,212        1,387,459

   Short-term borrowings                                                           488,214          411,132
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures                                          35,000           35,000
   Other long-term borrowings                                                       90,500           79,116
   Accrued interest payable and other liabilities                                   23,454           18,994
                                                                               -----------      -----------
         Total liabilities                                                       2,129,380        1,931,701

Stockholders' Equity
   Common stock-par value $1.00; shares authorized 50,000,000;
     shares issued and outstanding 14,536,094 (2002) and 14,483,564 (2001)          14,536           14,484
   Additional paid in capital                                                       21,128           20,347
   Retained earnings                                                               131,939          111,366
   Accumulated other comprehensive income                                           10,421            3,936
                                                                               -----------      -----------
         Total stockholders' equity                                                178,024          150,133
                                                                               -----------      -----------
         Total liabilities and stockholders' equity                            $ 2,307,404      $ 2,081,834
                                                                               ===========      ===========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (AS RESTATED)
(In thousands, except per share data)



                                                  Years Ended December 31,
                                               2002         2001         2000
--------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans and leases     $ 72,710     $ 79,783     $ 75,746
   Interest on loans held for sale                976          780          298
   Interest on deposits with banks                 21           88          112
   Interest and dividends on securities:
     Taxable                                   37,239       37,873       33,261
     Exempt from federal income taxes          11,230        8,174        7,614
   Interest on federal funds sold                 546        1,172        1,649
                                             --------     --------     --------
     Total interest income                    122,722      127,870      118,680
Interest expense:
   Interest on deposits                        19,833       35,597       39,755
   Interest on short-term borrowings           16,351       17,543       15,873
   Interest on long-term borrowings             7,929        8,122        5,858
                                             --------     --------     --------
     Total interest expense                    44,113       61,262       61,486
                                             --------     --------     --------
       Net interest income                     78,609       66,608       57,194
Provision for credit losses                     2,865        2,470        2,690
                                             --------     --------     --------
    Net interest income after
      provision for credit losses              75,744       64,138       54,504
Noninterest income:
   Securities gains                             2,016          346          277
   Service charges on deposit accounts          7,839        7,307        5,975
   Gains on sales of mortgage loans             3,940        2,608        1,058
   Fees on sales of investment products         2,078        2,170        1,640
   Trust department income                      2,497        1,995        1,653
   Insurance agency commissions                 3,281          243            0
   Income from bank owned life insurance        1,876        1,633          428
   Gain on sale of premises                         0            0        1,470
   Other income                                 6,202        5,534        5,027
                                             --------     --------     --------
     Total noninterest income                  29,729       21,836       17,528
Noninterest expenses:
   Salaries and employee benefits              38,571       29,595       24,900
   Occupancy expense of premises                5,599        5,080        4,769
   Equipment expenses                           3,810        3,433        3,204
   Marketing                                    1,907        1,474        1,282
   Outside data services                        2,415        2,342        2,374
   Goodwill amortization                            0          666           65
   Amortization of intangible assets            2,659        2,512        2,759
   Other expenses                               9,000        9,516        8,248
                                             --------     --------     --------
     Total noninterest expenses                63,961       54,618       47,601
                                             --------     --------     --------
Income before income taxes                     41,512       31,356       24,431
Income tax expense                             10,927        8,342        5,798
                                             --------     --------     --------
         Net income                          $ 30,585     $ 23,014     $ 18,633
                                             ========     ========     ========
Basic net income per share                   $   2.11     $   1.60     $   1.30
Diluted net income per share                 $   2.08     $   1.58     $   1.30


See Notes to Consolidated Financials Statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)



                                                                                  Years Ended December 31,
(In thousands)                                                             2002             2001             2000
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                          $    30,585      $    23,014      $    18,633
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           6,052            6,225            5,699
     Provision for credit losses                                             2,865            2,470            2,690
     Deferred income taxes                                                    (433)           1,565            1,344
     Origination of loans held for sale                                   (331,325)        (230,006)         (67,657)
     Proceeds from sales of loans held for sale                            313,512          222,303           64,166
     Gains on sales of loans held for sale                                  (3,940)          (2,608)          (1,058)
     Securities gains                                                       (2,016)            (346)            (277)
     Gain on sale of premises                                                    0                0           (1,470)
     Net increase in accrued interest receivable                               206              (39)          (2,359)
     Net increase in other assets                                          (15,505)         (11,819)          (7,504)
     Net increase in accrued expenses                                        3,541            4,337            3,839
     Other-net                                                                (375)          (4,272)          (4,945)
                                                                       -----------      -----------      -----------
         Net cash provided by operating activities                           3,167           10,824           11,101
Cash flows from investing activities:
   Net decrease (increase) in interest-bearing deposits with banks              27             (333)           3,194
   Purchases of investments held-to-maturity                              (219,319)         (79,656)         (29,774)
   Purchases of other equity securities                                     (2,883)          (2,742)         (10,063)
   Purchases of investments available-for-sale                          (1,122,816)        (984,951)        (120,279)
   Proceeds from sales of investments available-for-sale                   316,295          142,658           68,538
   Proceeds from maturities, calls and principal payments of
     investments held-to-maturity                                           43,338           49,235                0
   Proceeds from maturities, calls and principal payments of
     investments available-for-sale                                        865,460          638,389           59,068
   Proceeds from sales of other equity securities                                0                0           12,083
   Proceeds from sales of other real estate owned                               81              459              531
   Net increase in loans and leases receivable                             (67,963)         (28,184)        (113,311)
   Acquisitions, net of cash acquired                                            0           (1,231)         (32,460)
   Proceeds from sale of premises                                                0                0            2,965
   Expenditures for premises and equipment                                  (7,366)          (4,712)          (3,501)
                                                                       -----------      -----------      -----------
         Net Cash Used by Investing Activities                            (195,146)        (271,068)        (163,009)
Cash flows from financing activities:
   Net increase in deposits                                                104,753          143,532           77,555
   Net increase in short-term borrowings                                    48,155          102,618           69,138
   Proceeds from long-term borrowings                                       40,000           30,262           46,134
   Retirement of long-term borrowings                                            0                0          (35,000)
   Common stock purchased and retired                                            0                0           (4,158)
   Proceeds from issuance of common stock                                      833            2,767            2,098
   Dividends paid                                                          (10,012)          (8,881)          (7,749)
                                                                       -----------      -----------      -----------
         Net cash provided by financing activities                         183,729          270,298          148,018
                                                                       -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                        (8,250)          10,054           (3,890)
Cash and cash equivalents at beginning of year                              56,383           46,329           50,219
                                                                       -----------      -----------      -----------
Cash and cash equivalents at end of year                               $    48,133      $    56,383      $    46,329
                                                                       ===========      ===========      ===========

Supplemental Disclosures:
   Interest payments                                                   $    22,794      $    60,766      $    61,172
   Income tax payments                                                       9,291            9,236            6,631
Non-cash Investing Activities:
   Transfers from loans to other real estate owned                     $        29      $        82      $       686
   Reclassification of borrowings from long-term to short-term              28,855              200              200
Details of acquisitions:
   Fair value of assets acquired                                       $         0      $     2,605      $    29,156
   Fair value of liabilities assumed                                             0           (2,503)          (2,689)
   Cash to be paid for acquisition                                               0           (2,227)               0
   Purchase price in excess of net assets acquired                               0            3,725            5,993
                                                                       -----------      -----------      -----------
     Cash paid                                                                   0            1,600           32,460
   Less cash acquired                                                            0             (369)               0
                                                                       -----------      -----------      -----------
   Net cash paid for acquisition                                       $         0      $     1,231      $    32,460
                                                                       ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (AS RESTATED) (Dollars in thousands, except per share data)



                                                                                  Accumulated
                                                           Additional               Other          Total
                                                  Common     paid in   Retained  Comprehensive  Stockholders'
                                                   Stock     Capital   Earnings  Income (Loss)     Equity
Balances at January 1, 2000, as previously       $  9,648   $ 24,476   $ 86,620    $(12,024)      $108,720
reported
Less adjustments for the cumulative effect on
prior years of the understatement of accrued
interest on borrowings from the Federal Home
Loan Bank                                                                  (271)                      (271)
                                                                       --------                   --------
Balances at January 1, 2000, as adjusted            9,648     24,476     86,349     (12,024)       108,449
Comprehensive Income:
   Net income                                                            18,633                     18,633
   Other comprehensive income, net of tax
     (unrealized gains on securities of
     $9,994, net of reclassification
     adjustment for gains of $117)                                                    9,877          9,877
       Total comprehensive income                                                                   28,510
Cash dividends-$0.54 per share                                           (7,749)                    (7,749)
Common stock issued pursuant to dividend
   reinvestment and stock purchase plan-97,927
   shares                                              98      2,000                                 2,098
Stock repurchases-193,234 shares                     (193)    (3,965)                               (4,158)
Balances at December 31, 2000                       9,553     22,511     97,233      (2,147)       127,150
Increase in beginning shares as a result
   of       3-for-2 stock split in the form of
   a stock dividend                                 4,777     (4,777)
Comprehensive Income:

   Net income                                                            23,014                     23,014
   Other comprehensive income, net of tax
     (unrealized gains on securities of
     $6,394, net of reclassification
     adjustment for gains of $311)                                                    6,083          6,083
       Total comprehensive income                                                                   29,097
Cash dividends-$0.61 per share                                           (8,881)                    (8,881)
Common stock issued pursuant to:
   Stock option plan-79,521 shares                     80      1,045                                 1,125
   Dividend reinvestment and stock purchase
     plan-67,947 shares                                68      1,447                                 1,515
   Employee stock purchase plan-5,931 shares            6        121                                   127
Balances at December 31, 2001                      14,484     20,347    111,366       3,936        150,133
Comprehensive Income:
   Net income                                                            30,585                     30,585
   Other comprehensive income, net of tax
     (unrealized gains on securities of
     $7,336, net of reclassification
     adjustment for gains of $851)                                                    6,485          6,485
       Total comprehensive income                                                                   37,070
Cash dividends-$0.69 per share                                          (10,012)                   (10,012)
Common stock issued pursuant to:
   Stock option plan-39,529 shares                     38        392                                   430
   Employee stock purchase plan-14,841 shares          14        389                                   403
Balances at  December 31, 2002                   $ 14,536   $ 21,128   $131,939    $ 10,421       $178,024

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly owned subsidiary, Sandy Spring Bank (the "Bank"), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2002. The following is a summary of the more significant accounting policies:

NATURE OF OPERATIONS

Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, and personal trust services. The Company operates in the five Maryland counties of Anne Arundel, Frederick, Howard, Montgomery, and Prince George's, and has a concentration in residential and commercial mortgage loans.

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

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2002 or December 31, 2001.

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

LOANS AND LEASES

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Lease financing assets, all of which are direct financing leases, include aggregate lease rentals, net of related unearned income. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. The Company generally places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and is first applied against the principal balance outstanding.

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

The historical loss allowance establishes allowances for the major loan and lease categories based upon their respective historical loss experience over the prior eight quarters and is weighted so as to give more recent quarters the greatest effect. The use of these factors in the methodology, because of their relationship to actual results, is intended to narrow differences between estimated and realized losses.

The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may have been incurred. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company's calculation of the loss embedded in the individual loan. Formula allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by use of the risk factor for that general credit category.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

All of the Company's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 15 years. Prior to adoption of SFAS No. 142, the Company's goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years. Note 7 includes a summary of the Company's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No. 142.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion 17, Intangible Assets. Notes 1 and 7 provide further detail on the accounting for goodwill and intangible assets under the standard and the impact of the adoption on the financial statements. The standard's adoption had no impact on liquidity.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72 "Accounting for Certain Acquisitions of Banking and Thrift Institutions". SFAS No. 147 addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The Statement allows for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. Transitional provisions were effective on October 1, 2002, with earlier application permitted. Recent acquisitions of bank branches by the Company did not meet the criteria of a business combination and therefore the adoption of SFAS No. 147 had no effect on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company. Additional disclosures required by SFAS No. 148 appear in Note 12.

NOTE 2 - CASH AND DUE FROM BANKS

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2002 was $2,188,000 and in 2001 was $3,042,000.

NOTE 3 - INVESTMENTS AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investments available-for-sale at December 31 are as follows:


                                             2002                                         2001
-------------------------------------------------------------------------------------------------------------------
                                       GROSS      GROSS     ESTIMATED                Gross      Gross     Estimated
                          AMORTIZED  UNREALIZED UNREALIZED    FAIR     Amortized  Unrealized Unrealized     Fair
(In thousands)              COST       GAINS      LOSSES      VALUE       Cost       Gains     Losses      Value
-------------------------------------------------------------------------------------------------------------------
U.S. Agency              $  561,796  $  10,001  $    (109)  $ 571,688  $ 517,916  $   5,495  $  (1,103)  $  522,308
State and municipal          44,348      1,726        (43)     46,031     38,750        409         (2)      39,157
Mortgage-backed              18,078        636         (6)     18,708    124,646        277       (726)     124,197
Corporate debt               15,979        794        (16)     16,757     11,874          4          0       11,878
Trust preferred              23,263      1,480          0      24,743     27,415        789       (931)      27,273
                         ------------------------------------------------------------------------------------------
  Total debt securities     663,464     14,637       (174)    677,927    720,601      6,974     (2,762)     724,813
Marketable equity
  securities                  5,144      2,515          0       7,659      5,612      2,204          0        7,816
                         ------------------------------------------------------------------------------------------
   Total investments
      available-for-sale $ 668,608   $  17,152  $    (174)  $ 685,586  $ 726,213  $   9,178  $  (2,762)  $  732,629
                         ==========================================================================================

The amortized cost and estimated fair values of debt securities available-for-sale at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        2002                       2001
------------------------------------------------------------------------------------------------
                                                             ESTIMATED                 Estimated
                                                AMORTIZED      FAIR       Amortized      Fair
(In thousands)                                    COST        VALUE         Cost         Value
------------------------------------------------------------------------------------------------
Due in one year or less                         $432,230     $436,141     $471,518     $473,775
Due after one year through five years            198,642      207,094      187,535      189,031
Due after five years through ten years            26,725       28,585       49,283       49,629
Due after ten years                                5,867        6,107       12,265       12,378
                                                -----------------------------------------------
   Total debt securities available-for-sale     $663,464     $677,927     $720,601     $724,813
                                                ===============================================

Sale of investments available-for-sale during 2002, 2001 and 2000 resulted in the following:


(In thousands)                                     2002          2001          2000
-------------------------------------------------------------------------------------
Proceeds                                        $ 316,242     $ 142,471     $  68,538
Gross gains                                         3,472           708           457
Gross losses                                        1,434           566           180

At December 31, 2002 and 2001, investments available-for-sale with a carrying value of $479,573,000 and $408,530,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2002 and 2001.

NOTE 4 - INVESTMENTS HELD-TO-MATURITY AND OTHER EQUITY SECURITIES

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are as follows:

                                         2002                                              2001
------------------------------------------------------------------------------------------------------------------
                                   GROSS        GROSS       ESTIMATED                Gross      Gross    Estimated
                     AMORTIZED   UNREALIZED   UNREALIZED      FAIR      Amortized  Unrealized Unrealized    Fair
(In thousands)          COST       GAINS        LOSSES        VALUE       Cost       Gains     Losses      Value
------------------------------------------------------------------------------------------------------------------
U.S. Agency          $  87,714   $   1,049    $       0     $  88,763   $   9,995  $     171  $       0  $  10,166
State and municipal    253,146       6,343       (1,390)      258,099     154,926          0        (77)   154,849
                     ----------------------------------------------------------------------------------------------
Total investments
held-to-maturity     $ 340,860   $   7,392    $  (1,390)    $ 346,862   $ 164,921  $     171  $     (77) $ 165,015
                    ==============================================================================================

The amortized cost and estimated fair values of debt securities held-to-maturity at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           2002                      2001
 -----------------------------------------------------------------------------------------------------------------
                                                                               ESTIMATED                 Estimated
                                                                  AMORTIZED      FAIR       Amortized      Fair
 (In thousands)                                                     COST         VALUE         Cost        Value
 -----------------------------------------------------------------------------------------------------------------
 Due in one year or less                                         $  102,177    $ 103,480    $  13,620    $  13,806
 Due after one year through five years                               86,071       87,645       50,818       51,210
 Due after five years through ten years                             148,243      151,289       94,397       93,998
 Due after ten years                                                  4,369        4,448        6,086        6,001
                                                                 ----------    ---------    ---------    --------
    Total debt securities held-to-maturity                       $  340,860    $ 346,862    $ 164,921    $ 165,015
                                                                 ==========    =========    =========    =========

 At December 31, 2002 and 2001, investments held-to-maturity with a book value of $101,484,000 and $58,274,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2002 or 2001.

Other equity securities at December 31 are as follows:


(In thousands)                                    2002          2001
----------------------------------------------------------------------
Federal Reserve Bank stock                      $  1,826      $  1,826
Federal Home Loan Bank stock                      17,986        15,103
                                                --------      --------
   Total                                        $ 19,812      $ 16,929
                                                ========      ========

NOTE 5 - LOANS AND LEASES

Major categories at December 31 are presented below:

(In thousands)                                      2002          2001
-------------------------------------------------------------------------
Residential real estate                         $   354,673   $   339,797
Commercial loans and leases                         476,014       441,540
Consumer                                            233,166       214,582
                                                -----------   -----------
   Total loans and leases                         1,063,853       995,919
     Less: allowance for credit losses              (15,036)      (12,653)
                                                -----------   -----------
       Net loans and leases                     $ 1,048,817   $   983,266
                                                ===========   ===========

In the table, home equity loans are classified as consumer; commercial real estate and commercial construction loans are classified as commercial loans and leases; and, residential construction credits are classified as residential real estate.

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:


(In thousands)                                                          2002          2001          2000
----------------------------------------------------------------------------------------------------------
Balance at beginning of year                                          $ 12,653      $ 11,530      $  8,231
Provision for credit losses                                              2,865         2,470         2,690
Allowance acquired                                                           0             0         1,300

Loan charge-offs                                                          (790)       (1,428)         (769)
Loan recoveries                                                            308            81            78
                                                                      --------      --------      --------
   Net charge-offs                                                        (482)       (1,347)         (691)
                                                                      --------      --------      --------
     Balance at end of year                                           $ 15,036      $ 12,653      $ 11,530
                                                                      ========      ========      ========

Information regarding impaired loans at December 31, and for the respective years, is as follows:


(In thousands)                                                          2002          2001          2000
----------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance                             $      0      $     91      $    113
Impaired loans without a valuation allowance                               170         5,498           500
                                                                      ------------------------------------
   Total impaired loans                                               $    170      $  5,589      $    613
                                                                      ====================================

Allowance for credit losses related to impaired loans                 $      0      $     91      $    100
Allowance for credit losses related to other than impaired loans        15,036        12,562        11,430
                                                                      ------------------------------------
   Total allowance for credit losses                                  $ 15,036      $ 12,653      $ 11,530
                                                                      ====================================

Average impaired loans for the year                                   $  4,135      $  1,625      $    303

Interest income on impaired loans recognized on a cash basis          $    672      $      0      $     10

NOTE 6 - PREMISES AND EQUIPMENT Premises and equipment at December 31 consist of:


(In thousands)                                                                        2002          2001
----------------------------------------------------------------------------------------------------------
Land                                                                                $  8,505      $  8,505
Buildings and leasehold improvements                                                  29,926        28,494
Equipment                                                                             19,789        16,732
                                                                                    ----------------------
   Total premises and equipment                                                       58,220        53,731
     Less: accumulated depreciation and amortization                                 (22,213)      (21,147)
                                                                                    ----------------------
       Net premises and equipment                                                   $ 36,007      $ 32,584
                                                                                  ========================

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

                                                                     Operating
(In thousands)                                                         Leases
--------------------------------------------------------------------------------
2003                                                                  $  2,714
2004                                                                     2,752
2005                                                                     2,624
2006                                                                     2,467
2007                                                                     2,164
Thereafter                                                              13,954
                                                                      --------
   Total minimum lease payments                                       $ 26,675
                                                                      ========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is no longer being amortized but rather is tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:


                                                2002                                           2001
---------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED                                      Weighted
                            GROSS                    NET      AVERAGE      Gross                    Net      Average
                           CARRYING   ACCUMULATED  CARRYING  REMAINING   Carrying   Accumulated   Carrying  Remaining
(In thousands)              AMOUNT   AMORTIZATION   AMOUNT      LIFE      Amount    Amortization   Amount     Life
---------------------------------------------------------------------------------------------------------------------
Goodwill                   $  8,751    $  1,109    $  7,642        --    $  8,751    $   1,109    $  7,642        --
Unidentifiable intangible
  assets resulting from

  branch acquisitions        17,854       5,926      11,928       6.7      17,854        4,143      13,711       7.7
Core deposit intangible

  assets                      3,895       3,360         535                 3,895        2,646       1,249
                                                                  0.8                                            1.8
Other identifiable assets     1,637         173       1,464      10.8       1,637           13       1,624      11.7
                           --------------------------------              -------------------------------------------
  Total                    $ 32,137    $ 10,568    $ 21,569       8.2    $ 32,137    $   7,911    $ 24,226       8.6
                           ================================              ===========================================

Future estimated annual amortization expense, excluding goodwill, is presented below:

(In thousands)
Year                                             Amount
--------------------------------------------------------
2003                                             $ 2,480
2004                                               1,945
2005                                               1,945
2006                                               1,945
2007                                               1,900

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



                                                                                Years ended December 31,

(Dollars in thousands except per share data)                  2002          2001          2000
------------------------------------------------------------------------------------------------
Goodwill amortization:
    Pre-tax                                                 $      0      $    666      $     65
    After-tax                                                      0           428            65
Net income:
    Reported                                                $ 30,585      $ 23,014      $ 18,633
    Add back: goodwill amortization, net of tax effect             0           428            65
                                                            ------------------------------------
        Adjusted net income                                 $ 30,585      $ 23,442      $ 18,698
                                                            ====================================
Basic net income per share:
    Reported                                                $   2.11      $   1.60      $   1.30
    Goodwill amortization                                       0.00          0.00          0.03
                                                            ------------------------------------
        Adjusted net income per share                       $   2.11      $   1.63      $   1.30
                                                            ====================================
Diluted net income per share:
    Reported                                                $   2.08      $   1.58      $   1.30
    Goodwill amortization                                       0.00          0.03          0.00
                                                            ------------------------------------
        Adjusted net income per share                       $   2.08      $   1.61      $   1.30
                                                            ====================================


NOTE 8 - DEPOSITS

Deposits outstanding at December 31 consist of:

(In thousands)                                        2002              2001
-------------------------------------------------------------------------------
Noninterest-bearing deposits                      $  320,583         $  277,592
Interest-bearing deposits:
   Demand                                            185,380            166,603
   Money market savings                              398,539            396,295
   Regular savings                                   153,294            109,409
   Time deposits of less than $100,000               308,169            316,786
   Time deposits of $100,000 or more                 126,247            120,774
                                                  ----------         ----------
     Total interest-bearing deposits               1,171,629          1,109,867
                                                  ----------         ----------
       Total deposits                             $1,492,212         $1,387,459
                                                  ==========         ==========

Interest expense on time deposits of $100,000 or more amounted to $3,728,800, $5,650,000 and $5,491,000 for 2002, 2001, and 2000, respectively.

NOTE 9 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings is as follows for the years ended December 31:



                                                2002                    2001
------------------------------------------------------------------------------------
(Dollars in thousands)                     AMOUNT      RATE         Amount      Rate
------------------------------------------------------------------------------------
At Year End:
   Federal Home Loan Bank advances       $ 268,927     5.21%      $ 222,200     5.25%
   Retail repurchase agreements            149,287     0.75         138,932     1.20
   Other short-term borrowings              70,000     2.94          50,000     3.20
                                         ---------                ---------
       Total                             $ 488,214     3.52%      $ 411,132     3.64%
                                         =========                =========
Average for the Year:
   Federal Home Loan Bank advances       $ 240,043     5.29%      $ 219,612     5.44%
   Retail repurchase agreements            150,775     1.12         133,832     3.25
   Other short-term borrowings              62,951     3.11          30,956     4.01
Maximum Month-end Balance:
   Federal Home Loan Bank advances       $ 268,927                $ 222,200
   Retail repurchase agreements            169,128                  157,520
   Other short-term borrowings              75,000                   50,000


The Company pledges U.S. Government Agency Securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $689,660,000 at interest rates based upon current market conditions, of which $359,427,000 was outstanding at December 31, 2002. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $259,039,000 at December 31, 2002, against which there were outstandings of $70,000,000.

NOTE 10 - LONG-TERM BORROWINGS

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

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)                                    2002           2001
-------------------------------------------------------------------------------
   FHLB 6.12% Advance called in 2002                    $      0       $  2,020
   FHLB 6.37% Advance called in 2002                           0         26,396
   FHLB 6.45% Advance due 2006                               250            350
   FHLB 6.68% Advance due 2006                               250            350
   FHLB 5.26% Advance due 2006                            30,000         30,000
   FHLB 2.35% Advance due 2009                            10,000         10,000
   FHLB 6.25% Advance due 2010                            10,000         10,000
   FHLB 2.51% Advance due 2012                            40,000              0
                                                        ---------      ---------
     Total other long-term borrowings                   $ 90,500       $ 79,116
                                                        =========      =========

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

NOTE 11 - STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has an employee stock purchase plan (the "Purchase Plan") which commenced on July 1, 2001, with consecutive monthly offering periods thereafter. The shareholders have reserved 450,000 authorized but unissued shares of common stock for purchase upon the exercise of options granted under the plan. Shares are placed under option to employees, to be purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors.

In 2001, the Company's Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5%, or approximately 718,000 shares of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued pursuant to the Company's dividend reinvestment and stock purchase plan, stock option plan, and employee benefit plans, and for other corporate purposes. The share repurchases would be made on the open market and in privately negotiated transactions, from time to time until March 31, 2003, or earlier termination of the program by the Board.

The Company has an Investors Choice Plan (the "Plan"), which is sponsored and administered by the American Stock Transfer & Trust Company ("AST") as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through AST at low commissions. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares. Share purchases pursuant to the Plan are made in the open market. The Plan also allows participants to deposit their stock certificates with AST for safekeeping or sale.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2002, the Bank could have paid additional dividends of $43,840,000 to its parent company without regulatory approval. In conjunction with the Company's trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2002 and 2001. There were no other loans outstanding between the Bank and the Company at either year-end.

NOTE 12 - STOCK OPTION PLAN

The Company's 1999 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualifying stock options to the Company's directors and to selected key employees on a periodic basis at the discretion of the Board. The Option Plan authorizes the issuance of up to 1,600,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within ten years and vest over a period of two years. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 Stock Option Plan will continue until exercise or expiration

The following is a summary of changes in shares under option for the years ended December 31:


                                                  2002                    2001                   2000
-------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                Weighted               Weighted
                                          NUMBER      AVERAGE      Number     Average      Number     Average
                                            OF        EXERCISE       Of       Exercise       Of      Exercise
                                          SHARES       PRICE       Shares      Price       Shares      Price
-------------------------------------------------------------------------------------------------------------
Balance, beginning of year                557,068     $ 19.12      509,262     $ 14.53     319,275     $14.74
Granted                                   168,814       31.25      143,394       32.25     212,487      14.55
Cancelled                                 (11,227)      27.63      (16,067)      16.77     (22,500)     17.74
Exercised                                 (39,529)      12.33      (79,521)      13.86           0          0
                                          -------                  -------                 -------
   Balance, end of year                   675,126     $ 22.41      557,068     $ 19.12     509,262     $14.53
                                          =======                  =======                 =======

Weighted average fair value of options
   granted during the year                            $  9.05                  $ 10.42                 $ 4.11

The following table summarizes information about options outstanding at December 31, 2002:


                                  Options Outstanding                  Options Exercisable
--------------------------------------------------------------------------------------------------
                                    Weighted Average
                                       Remaining          Weighted                     Weighted
Range of                            Contracted Life       Average                       Average
Exercise Price            Number       (in years)      Exercise Price    Number     Exercise Price
--------------------------------------------------------------------------------------------------
$7.67-$8.17                33,000          1.6           $   7.97         33,000       $   7.97
$11.09-$12.33              33,750          3.4              11.74         33,750          11.74
$14.54-$14.54             162,809          7.8              14.54        162,809          14.54
$16.24-$20.33             143,072          6.0              17.57        143,072          17.57
$31.25-$32.25             302,495          9.4              31.70        147,306          31.87
                          -------                                        -------
                          675,126          7.6              22.41        519,937          19.68
                          =======                                        =======

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

                                        2002          2001           2000
-------------------------------------------------------------------------------
Dividend yield                          2.12%          2.10%          3.71%
Expected volatility                    29.94%         30.87%         35.90%
Risk-free interest rate                 3.73%          4.70%          5.05%
Expected lives (in years)                  8              9             10

At December 31, 2002, the Company had two stock-based employee compensation plans in existence, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan as described more fully above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three years ended December 31.



(In thousands, except per share data)                                      2002        2001        2000
---------------------------------------------------------------------------------------------------------
Net income, as reported                                                  $ 30,585    $ 23,014    $ 18,633
Less pro forma stock-based employee compensation expense determined
   under fair value based method, net of related tax effects               (1,215)     (1,041)       (750)
                                                                         --------------------------------
Pro forma net income                                                     $ 29,370    $ 21,973    $ 17,883
                                                                         ================================

Net income per share:
   Basic - as reported                                                   $   2.11    $   1.60    $   1.30
   Basic - pro forma                                                     $   2.02    $   1.53    $   1.25
   Diluted - as reported                                                 $   2.08    $   1.58    $   1.30
   Diluted - pro forma                                                   $   1.99    $   1.51    $   1.24


NOTE 13 - PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2002, are based on the benefit earned as of December 31, 2001, plus benefits earned in future years of service based on the employee's compensation during each such year. The Company's funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

The Plan's funded status as of December 31 is as follows:

(Dollars in thousands)                                      2002          2001
--------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation:
   Projected obligation at January 1                      $ 8,189       $ 6,479
     Service cost                                             830           671
     Interest cost                                            581           512
     Actuarial loss                                           290           709
     Projected benefit payments                              (243)         (182)
                                                          -------       -------
       Projected obligation at December 31                  9,647         8,189
                                                          -------       -------
Accumulated Benefit Obligation at December 31               8,061         6,825
Reconciliation of Fair Value of Plan Assets:
   Fair value of plan assets at January 1                   7,423         8,029
     Actual return on plan assets                            (565)         (424)
     Employer contributions                                 2,500             0
     Benefit payments                                        (243)         (182)
                                                          -------       -------
       Fair value of plan assets at December 31             9,115         7,423
                                                          -------       -------
Funded Status:
   Funded status at December 31                              (532)         (766)
    Unrecognized prior service cost                        (1,344)       (1,407)
    Unrecognized net loss                                   4,590         3,270
                                                          -------       -------
       Prepaid pension cost included in other assets      $ 2,714       $ 1,097
                                                          =======       =======

Weighted Average Assumptions as of December 31:

                                                    2002        2001       2000
--------------------------------------------------------------------------------
Discount rate                                       7.00%      7.25%      7.50%
Expected return on plan assets                      8.00%      8.50%      8.50%
Rate of compensation increase                       4.50%      4.50%      4.50%

Net pension expense for the previous three years includes the following components:

(In thousands)                                     2002        2001       2000
--------------------------------------------------------------------------------
Service cost for benefits earned                  $ 830       $ 671       $ 754
Interest cost on projected benefit obligation       581         512         532
Expected return on plan assets                     (622)       (677)       (859)
Amortization of prior service cost                  (63)        (63)        (27)
Amortization of transition asset                      0           0          (1)
Recognized net actuarial loss                       157          44           0
                                                  -----       -----       -----
    Pension expense for the year                  $ 883       $ 487       $ 399
                                                  =====       =====       =====

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

The Company also has a performance based compensation benefit which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. Payments are made annually and total expense under the plan amounted to $2,028,000 in 2002, $1,704,000 in 2001, and $797,000 in 2000.

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

NOTE 14 - INCOME TAXES

Income tax expense for the years ended December 31 consists of:


(In thousands)                            2002           2001            2000
--------------------------------------------------------------------------------
Current Income Taxes:
   Federal                              $ 8,637        $ 8,157         $ 7,119
   State                                  1,857          1,750              23
                                        -------        -------         -------
     Total current                       10,494          9,907           7,142
Deferred Income Taxes (Benefit):
   Federal                                  356         (1,289)         (1,344)
   State                                     77           (276)              0
                                        -------        -------         -------
     Total deferred                         433         (1,565)         (1,344)
                                        -------        -------         -------
       Total income tax expense         $10,927        $ 8,342         $ 5,798
                                        =======        =======         =======


Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(Dollars in thousands)                                      2002          2001
--------------------------------------------------------------------------------
Deferred Tax Assets:
   Allowance for credit losses                           $  4,776      $  4,179
   Intangible assets                                        1,829         1,262
   Net operating loss carryforward                            207           248
   Other                                                      478           614
                                                         --------      --------
     Gross deferred tax assets                              7,290         6,303
Deferred Tax Liabilities:
   Depreciation                                            (1,353)         (951)
   Unrealized gains on investments available-for-sale      (6,557)       (2,482)
   Pension plan costs                                      (1,234)         (594)
   Deferred loan fees and costs                            (1,016)         (722)
   Other                                                     (495)         (411)
                                                         --------      --------
     Gross deferred tax liabilities                       (10,655)       (5,160)
                                                         --------      --------
       Net deferred tax (liabilities) assets             $ (3,365)     $  1,143
                                                         ========      ========

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss carryforward (NOL) of $511,000, which expires in 2008. The NOL is a result of an acquisition in 1993 and is subject to annual limitations under IRS Code Section 382.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:


                                                                2002       2001       2000
-------------------------------------------------------------------------------------------
Federal income tax rate                                         35.0%      35.0%      35.0%
Increase (decrease) resulting from:
   Tax-exempt interest income                                  (10.2)     (10.1)     (10.7)
   State income taxes, net of federal income tax benefits        1.3        2.0        0.1
   Other                                                          .3       (0.2)      (0.5)
                                                               -----      -----      -----
Effective tax rate                                              26.4%      26.7%      23.9%
                                                               =====      =====      =====

NOTE 15 - NET INCOME PER COMMON SHARE

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

The calculation of net income per common share for the years ended December 31 was as follows:



(In thousands, except per share data)               2002        2001        2000
----------------------------------------------------------------------------------
Basic:
   Net income available to common stockholders     $30,585     $23,014     $18,663
   Average common shares outstanding                14,508      14,389      14,361
       Basic net income per share                  $  2.11     $  1.60     $  1.30
                                                   =======     =======     =======
Diluted:
   Net income available to common stockholders     $30,585     $23,014     $18,633

   Average common shares outstanding                14,508      14,389      14,361
   Stock option adjustment                             214         169          42
                                                   -------     -------     -------
     Average common shares outstanding-diluted      14,722      14,558      14,403
       Diluted net income per share                $  2.08     $  1.58     $  1.30
                                                   =======     =======     =======


As of December 31, 2002 options for 135,480 shares of common stock were not included in computing diluted net income per share because their effects were antidilutive.

NOTE 16 - RELATED PARTY TRANSACTIONS

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

(In thousands)                                       2002                 2001
--------------------------------------------------------------------------------
Balance at January 1                              $ 16,726             $ 10,557
   Additions                                        13,533                8,046
   Repayments                                       (1,373)              (1,877)
                                                  --------             --------
     Balance at December 31                       $ 28,886             $ 16,726
                                                  ========             ========

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTE 18 - LITIGATION

In the normal course of business, the Company may become involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 97.2% of the Company's assets and 99.1% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                                   2002                            2001
---------------------------------------------------------------------------------------------------------------------
                                                                         ESTIMATED                      Estimated
                                                          CARRYING         FAIR          Carrying          Fair
(In thousands)                                             AMOUNT          VALUE          Amount           Value
-------------------------------------------------------------------------------------------------------------------
Financial Assets
   Cash and temporary investments (1)                   $    87,381     $    87,942     $    73,904     $    74,119
   Investments available-for-sale                           685,586         685,586         732,629         732,629
   Investments held-to-maturity and other equity
     securities                                             360,672         366,674         181,850         181,944
   Loans, net of allowances                               1,048,817       1,079,129         983,266         966,544
   Accrued interest receivable and other assets (2)          59,379          59,379          46,451          46,451

Financial Liabilities
   Deposits                                             $ 1,492,212     $ 1,497,733     $ 1,387,459     $ 1,391,443
   Short-term borrowings                                    488,214         490,601         411,132         412,075
   Long-term borrowings                                     125,500         135,085         114,116         120,301
   Accrued interest payable and other liabilities (2)         3,692           3,692           2,727           2,727



                                                         ESTIMATED       ESTIMATED       Estimated       Estimated
(In thousands)                                             AMOUNT        FAIR VALUE       Amount        Fair Value
---------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Financial Assets
   Commitments to extended credit (3)                   $   368,781     $      (163)    $   326,130  $         (181)
   Irrevocable letters of credit                             22,004            (110)         24,530            (123)

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

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

BALANCE SHEETS



                                                                                       December 31,
--------------------------------------------------------------------------------------------------------
(In thousands)                                                                     2002           2001
--------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                       $  6,259       $  3,956
   Investments available-for-sale (at fair value)                                   8,621          8,520
   Investment in subsidiary                                                       156,594        136,493
   Loan from subsidiary                                                            33,565         33,565
   Other assets                                                                     1,366          1,429
                                                                                 --------       --------
     Total assets                                                                $206,405       $183,963
                                                                                 ========       ========
Liabilities
   Long-term borrowings                                                          $ 35,000       $ 35,000
   Other liabilities                                                                2,343          1,656
                                                                                 --------       --------
     Total liabilities                                                             37,343         36,656
Stockholders' Equity
   Common stock                                                                    14,536         14,484
   Additional paid in capital                                                      21,128         20,347
   Retained earnings                                                              131,939        111,366
   Accumulated other comprehensive income                                           1,459          1,110
                                                                                 --------       --------
     Total stockholders' equity                                                   169,062        147,307
                                                                                 --------       --------
     Total liabilities and stockholders' equity                                  $206,405       $183,963
                                                                                 ========       ========


STATEMENTS OF INCOME

                                                                          Years Ended December 31,
--------------------------------------------------------------------------------------------------------
(In thousands)                                                       2002          2001           2000
--------------------------------------------------------------------------------------------------------
Income:
   Cash dividends from subsidiary                                  $ 10,012      $  8,881       $  9,254
   Securities gains                                                   1,151             0            209
   Other income, principally interest                                 3,567         3,634          3,418
                                                                   --------      --------       --------
     Total income                                                    14,730        12,515         12,881
Expenses:
   Interest                                                           3,281         3,281          3,281
   Other expenses                                                       707           610            506
                                                                   --------      --------       --------
     Total expenses                                                   3,988         3,891          3,787
Income before income taxes and equity in undistributed income
   of subsidiary                                                     10,742         8,624          9,094
Income tax expense (benefit)                                            259           (90)          (101)
                                                                   --------      --------       --------
Income before equity in undistributed income of subsidiary           10,483         8,714          9,195
Equity in undistributed income of subsidiary                         20,102        14,300          9,438
                                                                   --------      --------       --------
       Net income                                                  $ 30,585      $ 23,014       $ 18,633
                                                                   ========      ========       ========

STATEMENTS OF CASH FLOWS



                                                                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
(In thousands)                                                       2002          2001           2000
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                      $ 30,585      $ 23,014       $ 18,633
    Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed income-subsidiary                      (20,102)      (14,300)        (9,438)
     Securities gains                                                (1,151)            0           (209)
     Net change in other liabilities                                    467           (30)            65
     Other-net                                                           63           114            (31)
                                                                   --------      --------       --------
        Net cash provided by operating activities                     9,862         8,798          9,020
Cash Flows from Investing Activities:
   Purchases of investments available-for-sale                         (682)         (333)        (1,100)
   Proceeds from sales of investments available-for-sale              2,302            36            460
                                                                   --------      --------       --------
        Net cash provided (used) by investing activities              1,620          (297)          (640)
Cash Flows from Financing Activities:
   Common stock purchased and retired                                     0             0         (4,158)
   Proceeds from issuance of common stock                               833         2,767          2,098
   Dividends paid                                                   (10,012)       (8,881)        (7,749)
                                                                   --------      --------       --------
        Net cash used by financing activities                        (9,179)       (6,114)        (9,809)
                                                                   --------      --------       --------
Net increase (decrease) in cash and cash equivalents                  2,303         2,387         (1,429)
Cash and cash equivalents at beginning of year                        3,956         1,569          2,998
                                                                   --------      --------       --------
Cash and cash equivalents at end of year                           $  6,259      $  3,956       $  1,569
                                                                   ========      ========       ========


NOTE 21 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to Risk weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002 and 2001, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:



                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                            For Capital         Prompt Corrective
                                                        Actual           Adequacy Purposes      Action Provisions
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                             Amount     Ratio      Amount     Ratio       Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
As of December 31, 2002:
   Total Capital (to risk weighted assets):
     Company                                      $197,202     14.95%   $105,529      8.00%
     Sandy Spring Bank                             182,603     13.93     104,850      8.00     $131,063     10.00%
   Tier 1 Capital (to risk weighted assets):
     Company                                       181,034     13.72      52,765      4.00
     Sandy Spring Bank                             133,943     10.22      52,425      4.00       78,638      6.00
    Tier 1 Capital (to average assets):
     Company                                       181,034      8.08      67,225      3.00
     Sandy Spring Bank                             133,943      6.00      66,948      3.00      111,580      5.00

As of December 31, 2001:
   Total Capital (to risk weighted assets):
     Company                                      $170,615     14.06%   $ 97,095      8.00%
     Sandy Spring Bank                             157,577     13.07      96,453      8.00     $120,566     10.00%
   Tier 1 Capital (to risk weighted assets):
     Company                                       156,971     12.93      48,548      4.00
     Sandy Spring Bank                             111,184      9.22      48,226      4.00       72,339      6.00
    Tier 1 Capital (to average assets):
     Company                                       156,971      7.70      36,411      3.00
     Sandy Spring Bank                             111,184      5.48      36,170      3.00       60,283      5.00


NOTE 22 - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2002 is reported in the following table.



                                            First           Second          Third          Fourth
(In thousands, except per share data)      Quarter         Quarter         Quarter         Quarter
--------------------------------------------------------------------------------------------------
2002
   Interest income                         $29,694         $31,032         $30,968         $31,028
   Net interest income                      18,581          20,043          19,846          20,139
   Provision for credit losses               1,185             985             395             300
   Income before income taxes                8,896           9,625          11,219          11,772
     Net income                              6,560           7,134           8,204           8,687
   Basic net income per share              $  0.45         $  0.50         $  0.56         $  0.60
   Diluted net income per share               0.45            0.48            0.56            0.59

2001
   Interest income                         $32,119         $32,272         $32,725         $30,754
   Net interest income                      15,550          16,227          17,340          17,491
   Provision for credit losses                 492             492             742             744
   Income before income taxes                7,108           7,993           8,052           8,203
     Net income                              5,310           5,844           5,902           5,958
   Basic net income per share              $  0.37         $  0.41         $  0.41         $  0.41
   Diluted net income per share               0.37            0.40            0.40            0.41

NOTE 23 - RESTATEMENT

In November 2003, the Company discovered that accrued interest expense on certain Federal Home Loan Bank ("FHLB") advances had been understated, beginning in the first quarter of 1997. This accrual error was the result of a mistake in the interest calculation formula for certain specific types of FHLB advances. The total amount of the under-accrual for the year ended December 31, 2002, and prior periods is $929,000 or $668,000 after applicable income taxes. The maximum effect on diluted earnings per share in any affected year is less than one cent.

The financial statement items affected by the correction are accrued interest payable and other liabilities, retained earnings, interest on short-term borrowings, income tax expense, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes.

The following table shows the effect of the restatement on the Consolidated Balance Sheets as previously reported:

                                                                                December 31,
                                                                2002                                2001
--------------------------------------------------------------------------------------------------------------------
                                                       As           As Previously          As          As Previously
                                                    Restated           Reported         Restated         Reported
Accrued interest payable and other liabilities       $23,454            $22,786          $18,994           $18,454
Total liabilities                                  2,139,380          2,128,712        1,931,701         1,931,161
Retained earnings                                    131,939            132,607          111,366           111,906
Total stockholders' equity                           178,024            178,692          150,133           150,673


The following table shows the effect of the restatement on the Consolidated Statements of Income as previously reported:

                                                                            Years Ended December 31,
                                                             2002                                       2001
------------------------------------------------------------------------------------------------------------------------------

                                                      As            As Previously                As           As Previously
                                                   Restated            Reported               Restated          Reported
Interest expense:
      Interest on short-term borrowings             $16,351             $16,138                $17,543            $17,324
          Total interest expense                     44,113              43,900                 61,262             61,043
          Net interest income                        78,609              78,822                 66,608             66,827
          Net interest income after
               provision for credit losses           75,744              75,957                 64,138             64,357
Income before income taxes                           41,512              41,725                 31,356             31,575
Income tax expense                                   10,927              11,012                  8,342              8,429
          Net Income                                $30,585             $30,713                $23,014            $23,146
Basic net income per share                            $2.11               $2.12                  $1.60              $1.61
Diluted net income per share                          $2.08               $2.08                  $1.58              $1.59


                                                              2000
---------------------------------------------------------------------------------
                                                       As           As Previously
                                                    Restated           Reported
Interest expense:
      Interest on short-term borrowings              $15,873            $15,647
          Total interest expense                      61,486             61,260
          Net interest income                         57,194             57,420
          Net interest income after
               provision for credit losses            54,504             54,730
Income before income taxes                            24,431             24,657
Income tax expense                                     5,798              5,887
          Net Income                                 $18,633            $18,770
Basic net income per share                             $1.30              $1.31
Diluted net income per share                           $1.30              $1.31



The following table shows the effect of the restatement on the Consolidated Statements of Cash Flows as previously reported:

                                                                           Years Ended December 31,
                                                              2002                                      2001
---------------------------------------------------------------------------------------------------------------------------

                                                       As           As Previously                As           As Previously
                                                    Restated           Reported               Restated           Reported
Cash Flows from operating activities
      Net income                                     $30,585            $30,713                $23,014            $23,146
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Net increase in accrued expenses            3,541              3,413                  4,337              4,205


                                                              2000
----------------------------------------------------------------------------------
                                                       As           As Previously
                                                    Restated           Reported
Cash Flows from operating activities
      Net income                                     $18,633            $18,770
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Net increase in accrued expenses             3,839              3,702


The following table shows the effect of the restatement on the Consolidated Statements of Changes in Stockholders' Equity as previously reported:

                                                                                  December 31,
                                                               2002                                       2001
-----------------------------------------------------------------------------------------------------------------------------
                                                       As             As Previously                As           As Previously
                                                    Restated             Reported               Restated          Reported
Beginning stockholders' equity                      $150,133             $150,673               $127,150           $127,558
Beginning retained earnings                          111,366              111,906                 97,233             97,641
      Net income                                      30,585               30,713                 23,014             23,146
      Other comprehensive income                      37,070               37,198                 29,097             29,229
Ending retained earnings                             131,939              132,607                111,366            111,906
Ending stockholders' equity                          178,024              178,692                150,133            150,673



                                                              2000
-----------------------------------------------------------------------------------
                                                       As             As Previously
                                                    Restated             Reported
Beginning stockholders' equity                      $108,449             $108,720
Beginning retained earnings                           86,349               86,620
      Net income                                      18,633               18,770
      Other comprehensive income                      28,510               28,647
Ending retained earnings                              97,233               97,641
Ending stockholders' equity                          127,150              127,558


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

Management assessed Sandy Spring Bancorp, Inc.'s internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sandy Spring Bancorp, Inc. maintained effective internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2002.

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

Oversight of the financial reporting process is provided by the Audit Committee of the Board of Directors, which consists solely of outside directors. This Committee meets on a regular basis, in private, with the internal auditor, who reports directly to the Audit Committee, to approve the audit schedule and scope, discuss the adequacy of the internal control systems and the quality of financial reporting, review audit reports and address problems. The Committee also reviews the Company's annual report on Form 10-K to shareholders and filed with the Securities and Exchange Commission, and its quarterly reports on Form 10-Q. The Audit Committee controls the hiring and compensation of the external auditors, and meets at least quarterly with the external auditors, and has direct and private access to them at any time.

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

REPORT OF INDEPENDENT AUDITORS

Audit Committee of the
Board of Directors and Shareholders of
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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


As discussed in Note 23, the accompanying consolidated financial statements have been restated.


                                                           /s/ Stegman & Company

Baltimore, Maryland

January 31, 2003 (December 12, 2003 as to Note 23)

                      OTHER MATERIAL REQUIRED BY FORM 10-K

BUSINESS

GENERAL

Sandy Spring Bancorp, Inc. ("the Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 30 community offices located in Anne Arundel, Frederick, Howard, Montgomery and Prince George's counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Anne Arundel, Frederick, Howard, Montgomery and Prince George's counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (SSIC), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

         The Company's and the Bank's principal executive office is at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400. The Company's Website is located at www.sandyspringbank.com.

LOAN AND LEASE PRODUCTS

Residential Real Estate Loans. The residential real estate category contains loans principally to consumers secured by residential real estate. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by them to purchase subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits that may be categorized as sub-prime under federal banking regulations. Such sub-prime credits typically remain on the Company's consolidated books after funding for thirty days or less, and are included in residential mortgages held for sale on the face of the balance sheet. The Company also holds occasional, isolated credits that inadvertently failed to meet GSE or other third-party investor criteria, or that were originated and managed in the ordinary course of business (rather than in any sub-prime lending program) and may have characteristics that could cause them to be categorized as sub-prime. The Company's current practice is to sell all such sub-prime loans to third party investors. The Company believes that the sub-prime credits it originates or holds and the risks they entail are not significant to its financial condition, results of operations, liquidity, or capital resources.

The Company engages in sales of residential mortgage loans originated by the Bank. The Company's current practice is to sell loans on a servicing released basis. In 2001, the Company sold substantially all of its servicing rights, which related to loans originated and sold with servicing retained in years prior to 1995.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. Loans to individuals for the construction of primary personal residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all fixed-rate residential mortgage loans in the secondary market with servicing released.

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

The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased through participation from another lending institution, to have viable repayment sources. Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The Company has no commercial loans to borrowers in similar industries that exceed 10% of total loans.

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of December 31, 2002, the Company had $21.3 million in Shared National Credits outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2002, other financial institutions had $3.1 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $472,000 in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding Shared National Credits..

In general, the Company's commercial real estate loans consist of loans secured by owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities or repricing opportunities of five years or less. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Commercial real estates loans secured by owner occupied properties are based upon on the borrower's financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks. All borrowers are required to forward annual corporate, partnership and personal financial statements. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 240 months, each loan has a call provision (maturity date) of five years or less. A risk rating system is used to determine loss exposure.

The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Residential construction loans to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan-to-value ratio not to exceed 75% of the value of the project as completed.

The Company' equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors and end users located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is "small ticket" by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Terms generally are fixed payment for up to 5 years. Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

The Company makes other commercial loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed three years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which lenders desire information resources for monitoring a borrower's financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

Commercial lines of credit are granted to finance a business borrower's short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Company generally requires at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral value are limited. Lines of credit and term loans to the same borrowers generally are cross-defaulted and cross-collateralized. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates. The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. The Company also makes indirect marine loans at fixed rates for terms of up to 20 years. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company's student loans are made in amounts of up to $18,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company's practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months.

AVAILABILITY OF FILINGS THROUGH THE COMPANY'S WEBSITE

The Company provides internet access to annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through the Investor Relations area of the Bank's Website, at www.sandyspringbank.com. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a Website (www.sec.gov) where these filings also are available through the SEC's EDGAR system. There is no charge for access to these filings through either the Company's site or the SEC's site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.

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

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See "Note 11 - Stockholders' Equity" of the Notes to the Consolidated Financial Statements.

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

In November 1999, Sandy Spring Capital Trust I, a statutory business trust and consolidated subsidiary of the Company, sold 1.4 million trust preferred securities having a liquidation price of $25 each for a total price of $35 million. These trust preferred securities meet the Federal Reserve's regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. Funds from the issuance of the trust preferred securities were used for general corporate purposes, including investment in subordinated debt of the Bank.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2002, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Management" of this report and "Note 21 - Regulatory Matters" of the Notes to the Consolidated Financial Statements of this Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and the Federal National Mortgage Association ("FNMA") with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

EXECUTIVE OFFICERS

The following listing sets forth the name, age (as of March 22, 2003) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III, 44, Executive Vice President and Chief Information Officer of the Bank

R. Louis Caceres, 40, Executive Vice President of the Bank

Ronald E. Kuykendall, 50, Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank

James H. Langmead, 53, Executive Vice President and Chief Financial Officer of Bancorp and the Bank

Lawrence T. Lewis, III, 54, Executive Vice President and Chief Investment Officer of Bancorp and the Bank

Daniel J. Schrider, 38, Executive Vice President and Chief Credit Officer of the Bank

Frank H. Small, 56, Executive Vice President and Chief Operating Officer of Bancorp and the Bank

Sara E. Watkins, 46, Executive Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

Frank L. Bentz, III became Executive Vice President and Chief Information Officer in 2002. Prior to that, Mr. Bentz was Senior Vice President of the Bank.

R. Louis Caceres became Executive Vice President in 2002. Prior to that, Mr. Caceres was Senior Vice President of the Bank. Prior to joining the Bank, Mr. Caceres was Vice President of First Union Corporation.

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

COMMUNITY BANKING
OFFICES

Airpark*                       Damascus*                               Montgomery General Hospital*
7653 Lindbergh Drive           26250 Ridge Road                        18101 Prince Philip Drive
Gaithersburg, MD 20879         Damascus, MD 20872                      Olney, MD 20832

Annapolis West*                East Gude Drive*                        Montgomery Village*
2051 West Street               1601 East Gude Drive                    9921 Stedwick Road
Annapolis, MD 21401            Rockville, MD 20850                     Montgomery Village, MD 20886

Ashton*                        Eastport*                               Olney*
1 Ashton Road                  1013 Bay Ridge Avenue                   17801 Georgia Avenue
Ashton, MD 20861               Annapolis, MD  21403                    Olney, Maryland 20832

Asbury*                        Edgewater*                              Patrick Street*
409 Russell Avenue             116 Mitchells Chance Road               14 West Patrick Street
Gaithersburg MD  20877         Edgewater, MD 21037                     Frederick, MD  21701

Aspenwood                      Gaithersburg Square*                    Potomac*
14400 Homecrest Road           596 A North Frederick Avenue            9822 Falls Road
Silver Spring, MD 20906        Gaithersburg, MD 20877                  Potomac, MD 20854

Bedford Court                  Jennifer Road*                          Rockville
3701 International Drive       166 Jennifer Road                       611 Rockville Pike
Silver Spring, MD 20906        Annapolis, MD 21401                     Rockville, MD 20852

Bethesda*                      Laurel Lakes*                           Sandy Spring
7126 Wisconsin Avenue          14404 Baltimore Avenue                  908 Olney-Sandy Spring Road
Bethesda, MD 20814             Laurel, MD 20707                        Sandy Spring, MD 20860

Burtonsville*                  Layhill*                                Wildwood*
3535 Spencerville Road         14241 Layhill Road                      10329 Old Georgetown Road
Burtonsville, MD 20866         Silver Spring, MD 20906                 Bethesda, MD 20814

Clarksville*                   Leisurewood Plaza*                      * ATM available
12276 Clarksville Pike         3801 International Drive, Suite 100
Clarksville, MD 21029
                               Silver Spring, MD 20906
Colesville*
13300 New Hampshire Avenue     Lisbon*
Silver Spring, MD 20904        704 Lisbon Centre Drive
                               Woodbine, MD 21797
Congressional*
1647 Rockville Pike            Milestone Center*
Rockville, MD 20852            20930 Frederick Avenue
                               Germantown, MD 20876

OTHER PROPERTIES


SANDY SPRING BANK                   THE EQUIPMENT LEASING COMPANY          SANDY SPRING MORTGAGE
FINANCIAL CENTER                    53 Loveton Circle, Suite 100           9112 Guilford Road, Suite 2
148 Jennifer Road                   Sparks, MD  21152                      Columbia, MD  21046
Annapolis, MD 21401                 410-472-0011                           301-680-0200
410-266-3000
                                    ADMINISTRATIVE AND TRAINING CENTER     SANDY SPRING INSURANCE CORPORATION
HUMAN RESOURCES                     17735 Georgia Avenue                   T/A Chesapeake Insurance Group
8875 Centre Park Drive              Olney, MD 20832                        2661 Riva Road, Suite 1050
Columbia, MD  21045                 301-774-6400                           Annapolis, MD  21401
410-740-8005                                                               410-841-5320

TRAINING CENTER
18120 Hillcrest Drive, Suite A
Olney, MD  20832
301-774-6400

EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following financial statements are filed as a part of this report:

   Consolidated Balance Sheets at December 31, 2002 and 2001

   Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

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

3(b)              Bylaws of Sandy Spring Bancorp, Inc.               Exhibit 3.2 to Form 8-K dated May 13, 1992,
                                                                     SEC File No. 0-19065.

10(a)*            Amended and Restated Sandy Spring Bancorp,         Exhibit 10(a) to Form 10-Q for the quarter
                  Inc., Cash and Deferred Profit Sharing Plan and    ended September 30, 1997, SEC File No. 0-19065.
                  Trust

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

10(c)*            Sandy Spring Bancorp, Inc. 1992 Stock Option       Exhibit 10(i) to Form 10-K for the year ended
                  Plan                                               December 31, 1991, SEC File No. 0-19065.

10(d)*            Sandy Spring Bancorp, Inc. Amended and             Exhibit 4 to Registration Statement on Form
                  Restated Stock Option Plan for Employees of        S-8, Registration Statement No. 333-11049.
                  Annapolis Bancshares, Inc.

10(e)*            Sandy Spring Bancorp, Inc. 1999 Stock Option       Exhibit 4 to Registration Statement on Form
                  Plan                                               S-8, Registration Statement No. 333-81249.

10(f)*            Sandy Spring National Bank of Maryland             Exhibit 10 to Form 10-Q for the quarter ended
                  Executive Health Insurance Plan                    March 31, 2002, SEC File No. 0-19065.

10(g)*            Sandy Spring National Bank of Maryland             Exhibit 10(g) to Form 10-K for the year
                  Executive Health Expense Reimbursement Plan,       ended December 31, 2001, SEC File No. 0-19065.
                  as amended

10(h)*            Form of Director Fee Deferral Agreement, August    Exhibit 10(b) to Form 10-Q for the quarter
                  26, 1997                                           ended September 30, 1997, SEC File No.
                                                                     0-19065.

10(i)*            Supplemental Executive Retirement Agreement        Exhibit 10(c) to Form 10-Q for the quarter
                  by and between Sandy Spring National Bank of       ended September 30, 1997, SEC File No.
                  Maryland and Hunter R. Hollar                      0-19065.



10(j)*            Form of Supplemental Executive Retirement          **
                  Agreement by and between Sandy Spring Bank
                  and each of Frank L. Bentz, III; R. Louis Caceres;
                  Ronald E. Kuykendall; James H. Langmead,
                  Lawrence T. Lewis, III, Daniel J. Schrider;
                  Frank H. Small; and Sara E. Watkins

10(k)*            Employment Agreement by and among Sandy            Exhibit 10(e) to Form 10-Q for the quarter
                  Spring Bancorp, Inc., Sandy Spring Bank of         ended September 30, 1997, SEC File No.
                  Maryland, and Hunter H. Hollar                     0-19065.

10(l)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  James H. Langmead

10(m)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Lawrence T. Lewis, III

10(n)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Daniel J. Schrider

10(o)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Frank H. Small

10(p)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Sara E. Watkins

10(q)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Ronald E. Kuykendall

10(r)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  Frank L. Bentz, III

10(s)*            Employment Agreement by and among Sandy            **
                  Spring Bancorp, Inc., Sandy Spring Bank, and
                  R. Louis Caceres

10(t)             Form of Sandy Spring National Bank of Maryland     Exhibit 10(r) to Form 10-K for the year ended
                  Officer Group Term Replacement Plan                December 31, 2001, SEC File No. 0-19065.

21                Subsidiaries                                       **

23                Consent of Independent Auditors

31                Rule 13a-14(a) /15d-14(a) Certifications

32                Certifications pursuant to 18 U.S.C. Section 1350

*  Management Contract or Compensatory Plan or Arrangement filed pursuant to
Item 15(c) of this Report.

** Incorporated by reference to the exhibit of the same number to Form 10-K for the year ended December 31, 2002, filed March 12, 2003.

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

SHAREHOLDERS MAY OBTAIN, FREE OF CHARGE, A COPY OF THE EXHIBITS TO THIS REPORT ON FORM 10-K BY WRITING RONALD E. KUYKENDALL, EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND CORPORATE SECRETARY, AT SANDY SPRING BANCORP, INC., 17801 GEORGIA AVENUE, OLNEY, MARYLAND 20832. SHAREHOLDERS ALSO MAY ACCESS A COPY OF THE FORM 10-K INCLUDING EXHIBITS ON THE SEC WEBSITE AT www.sec.gov OR THROUGH THE COMPANY'S INVESTOR RELATIONS WEBSITE MAINTAINED AT WWW.SANDYSPRINGBANK.COM

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Hunter R. Hollar
    ---------------------
Hunter R. Hollar
President and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 17, 2003.


Principal Executive Officer                        Principal Financial and
  and Director:                                      Accounting Officer:
/s/ Hunter R. Hollar                               /s/ James H. Langmead
--------------------                               -----------------------------
Hunter R. Hollar                                   James H. Langmead
President and Chief Executive Officer              Executive Vice President
                                                     and Chief Financial Officer


Signature                                                  Title
---------                                                  -----

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

/s/ Susan D. Goff                                         Director
-----------------------------
Susan D. Goff

/s/ Solomon Graham                                        Director
-----------------------------
Solomon Graham

/s/ Gilbert L. Hardesty                                   Director
-----------------------------
Gilbert L. Hardesty

/s/ Joyce R. Hawkins                                      Director
-----------------------------
Joyce R. Hawkins

/s/ Charles F. Mess                                       Director
-----------------------------
Charles F. Mess

/s/ Robert L. Mitchell                                    Director
-----------------------------
Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.                               Director
-----------------------------
Robert L. Orndorff, Jr.

/s/ David E. Rippeon                                      Director
-----------------------------
David E. Rippeon

/s/ Craig A. Ruppert                                      Director
-----------------------------
Craig A. Ruppert

/s/ Lewis R. Schumann                                     Director
-----------------------------
Lewis R. Schumann

/s/ W. Drew Stabler                                       Chairman of the Board,
-----------------------------                             Director
W. Drew Stabler