Form 10-Q/A
period 2003-03-31
SANDY SPRING BANCORP INC
filed 2003-12-19
CIK 824410

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

For the transition period from ________________  to  ____________________



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

            Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).
YES    X      NO
     -----

         The number of shares of common stock outstanding as of April 25, 2003 is 14,505,234 shares.

Explanatory Note to Amended Report on Form 10-Q/A

         On May 13, 2003, Sandy Spring Bancorp, Inc. (the "Company") filed its Quarterly report on Form 10-Q for the period ended March 31, 2003. In November 2003, the Company discovered that accrued interest expense on certain Federal Home Loan Bank ("FHLB") advances had been understated, on a cumulative basis, beginning in the first quarter of 1997. This accrual error was the result of a mistake in the interest calculation formula for certain types of FHLB advances, and was discovered as part of the Company's auditing process. The maximum effect on diluted earnings per share in any affected year is less than one cent.

         This amended Quarterly Report on Form-10Q/A corrects and restates the Company's consolidated financial statements and other financial information for all periods shown to properly reflect the effects of the error, that resulted in an overstatement of interest expense. The financial statement items affected by the correction are accrued interest payable and other liabilities, retained earnings, interest on short-term borrowings, income tax expense, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes. Related corrections also have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           SANDY SPRING BANCORP, INC.

                                      INDEX

                                                                                        PAGE
--------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         March 31, 2003 and December 31, 2002........................................... 1

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2003 and 2002 ................................... 2

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2003 and 2002.................................... 4

         Consolidated Statements of Changes in Stockholders' Equity for the
         Three Month Periods Ended March 31, 2003 and 2002.............................. 6

         Notes to Consolidated Financial Statements..................................... 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................. 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK............................................................ 17

  ITEM 4. CONTROLS AND PROCEDURES...................................................... 17

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................ 18

  SIGNATURES........................................................................... 18

  CERTIFICATIONS........................................................................19


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,     December 31,
(Dollars in thousands, except per share data)                                                2003            2002
---------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                $    49,066      $    38,998

  Federal funds sold                                                                          23,356            9,135

  Interest-bearing deposits with banks                                                           837              813

  Residential mortgage loans held for sale (at fair value)                                    28,587           38,435

  Investments available-for-sale (at fair value)                                             751,030          685,586

  Investments held-to-maturity -- fair value of $333,505 (2003) and
     $346,862 (2002)                                                                         327,589          340,860

  Other equity securities                                                                     21,237           19,812

  Total loans and leases                                                                   1,050,316        1,063,853

    Less: allowance for credit losses                                                        (15,023)         (15,036)
                                                                                         -----------      -----------
       Net loans and leases                                                                1,035,293        1,048,817

  Premises and equipment, net                                                                 36,256           36,007

  Accrued interest receivable                                                                 19,372           14,957

  Goodwill                                                                                     7,642            7,642

  Other intangible assets                                                                     13,262           13,927

  Other assets                                                                                57,993           52,415
                                                                                         -----------      -----------
     Total assets                                                                        $ 2,371,520      $ 2,307,404
                                                                                         ===========      ===========
LIABILITIES

  Noninterest-bearing deposits                                                           $   345,217      $   320,583

  Interest-bearing deposits                                                                1,210,296        1,171,629
                                                                                         -----------      -----------
      Total deposits                                                                       1,555,513        1,492,212

  Short-term borrowings                                                                      489,210          488,214

  Guaranteed preferred beneficial interests in the Company's subordinated debentures          35,000           35,000

  Other long-term borrowings                                                                  88,521           90,500

  Accrued interest payable and other liabilities                                              21,422           23,454
                                                                                         -----------      -----------
      Total liabilities                                                                    2,189,666        2,129,380

STOCKHOLDERS' EQUITY

  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,503,157 (2003) and 14,536,094 (2002)
                                                                                              14,503           14,536
  Additional paid in capital                                                                  19,880           21,128

  Retained earnings                                                                          137,648          131,939

  Accumulated other comprehensive income                                                       9,823           10,421
                                                                                         -----------      -----------
      Total stockholders' equity                                                             181,854          178,024
                                                                                         -----------      -----------
      Total liabilities and stockholders' equity                                         $ 2,371,520      $ 2,307,404
                                                                                         ===========      ===========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
(In thousands, except per share data)                   2003        2002
--------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                $16,619     $17,722

 Interest on loans held for sale                          308         173

 Interest on deposits with banks                            3           8

 Interest and dividends on securities:

   Taxable                                              8,732       9,259

   Exempt from federal income taxes                     3,468       2,412

Interest on federal funds sold                            106         120
                                                      -------------------
     TOTAL INTEREST INCOME                             29,236      29,694

Interest Expense:

 Interest on deposits                                   3,933       5,324

 Interest on short-term borrowings                      4,630       3,717

 Interest on long-term borrowings                       1,510       2,072
                                                      -------------------
      TOTAL INTEREST EXPENSE                           10,073      11,113
                                                      -------------------

NET INTEREST INCOME                                    19,163      18,581

Provision for Credit Losses                                 0       1,185
                                                      -------------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                    19,163      17,396

Noninterest Income:

 Securities gains                                           8         233

 Service charges on deposit accounts                    1,984       1,878

 Gains on sales of mortgage loans                       1,575         738

 Fees on sales of investment products                     521         640

 Trust department income                                  720         569

  Insurance agency commissions                          1,019         986

  Income from bank owned life insurance                   609         435

 Other income                                           1,339       1,319
                                                      -------------------
      TOTAL NONINTEREST INCOME                          7,775       6,798

Noninterest Expenses:

 Salaries and employee benefits                         9,450       9,296

 Occupancy expense of premises, net                     1,584       1,306

 Equipment expenses                                     1,041         809

 Marketing                                                454         402

 Outside data services                                    645         613

 Amortization of intangible assets                        665         665

 Other expenses                                         2,136       2,207
                                                      -------------------
      TOTAL NONINTEREST EXPENSES                       15,975      15,298
                                                      -------------------

Income Before Income Taxes                             10,963       8,896

Income Tax Expense                                      2,635       2,336
                                                      -------------------

NET INCOME                                            $ 8,328     $ 6,560
                                                      ===================


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                 Three Months Ended
                                                      March 31,
                                              -------------------------
(In thousands, except per share data)            2003           2002
-----------------------------------------------------------------------
Basic Net Income Per Share                    $   0.57        $   0.45

Diluted Net Income Per Share                      0.56            0.45

Dividends Declared Per Share                      0.18            0.17



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             --------------------------
                                                                                                 2003           2002
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                                   $   8,328      $   6,560
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                  1,540          1,470
   Provision for credit losses                                                                        0          1,185
   Origination of loans held for sale                                                          (113,655)       (53,406)
   Proceeds from sales of loans held for sale                                                   125,078         60,012
   Gains on sales of loans held for sale                                                         (1,575)          (738)
   Securities gains                                                                                  (8)          (233)
   Net (increase) decrease in accrued interest receivable                                        (4,415)           925
   Net increase in other assets                                                                  (5,606)          (882)
   Net decrease in accrued expenses                                                              (2,241)        (6,759)
   Other - net                                                                                    1,357            370
                                                                                              ---------      ---------
      Net cash provided by operating activities                                                   8,803          8,504
Cash flows from investing activities:
 Net increase in interest-bearing deposits with banks                                               (24)            (2)
 Purchases of investments held-to-maturity                                                       (5,354)       (36,516)
 Purchases of other equity securities                                                            (1,425)             0
 Purchases of investments available-for-sale                                                   (371,082)      (136,472)
 Proceeds from sales of investments available-for-sale                                           50,027        117,248
 Proceeds from maturities, calls and principal payments of investments held-to-maturity          18,591              0
 Proceeds from maturities, calls and principal payments of investments available-for-sale       254,109        101,534
 Net decrease (increase) in loans and leases                                                     13,537        (23,671)
 Expenditures for premises and equipment                                                         (1,239)        (1,148)
                                                                                              ---------      ---------
     Net cash (used in) provided by investing activities                                        (42,860)        20,973
Cash flows from financing activities:
 Net increase in deposits                                                                        63,301          5,908
 Net (decrease) increase in short-term borrowings                                               (29,555)           992
 Proceeds from long-term borrowings                                                              28,500             96
 Common stock purchased and retired                                                              (1,579)             0
 Proceeds from issuance of common stock                                                             298            203
 Dividends paid                                                                                  (2,619)        (2,463)
                                                                                              ---------      ---------
     Net cash provided by financing activities                                                   58,346          4,736
                                                                                              ---------      ---------
Net increase in cash and cash equivalents                                                        24,289         34,213
Cash and cash equivalents at beginning of period                                                 48,133         56,383
                                                                                              ---------      ---------
Cash and cash equivalents at end of period                                                    $  72,422      $  90,596
                                                                                              =========      =========


Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                    Three Months Ended
                                                                        March 31,
                                                                ------------------------
(Dollars in thousands)                                              2003        2002
----------------------------------------------------------------------------------------
Supplemental Disclosures:
  Interest payments                                               $10,010     $11,617
  Income tax payments                                               2,295         531

Noncash Financing Activities:
  Reclassification of borrowings from long-term to short-term      30,479         100



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Accum-
                                                                                           ulated
                                                                                           Other
                                                                                           Compre-     Total
                                                               Additional                  hensive     Stock-
                                                    Common     Paid-in        Retained     Income      holders'
(Dollars in thousands, except per share data)       Stock      Capital        Earnings     (loss)      Equity
----------------------------------------------------------------------------------------------------------------
Balances at January 1, 2003, as previously
reported                                           $ 14,536     $ 21,128      $132,607    $ 10,421    $178,692
Less adjustments for the cumulative effect
on prior years of the understatement of
accrued interest on borrowings from the
Federal Home Loan Bank                                                            (668)                   (668)
                                                   --------     --------      --------    --------    --------
Balances at January 1, 2003, as adjusted             14,536       21,128       131,939      10,421     178,024

Comprehensive income:

  Net income                                                                     8,328                   8,328

  Other comprehensive loss, net of tax
    effects and reclassification adjustment                                                   (598)       (598)
                                                                                                      --------
Total comprehensive income                                                                               7,730

Cash dividends - $0.18 per share                                                (2,619)                 (2,619)

Common stock issued pursuant to:

  Stock option plan - 12,501 shares                      13          171                                   184

  Employee stock purchase plan - 4,122
    shares                                                4          110                                   114

  Stock repurchases - 49,560 shares                     (50)      (1,529)                               (1,579)
                                                   --------     --------      --------    --------    --------

Balances at March 31, 2003                         $ 14,503     $ 19,880      $137,648    $  9,823    $181,854
                                                   ========     ========      ========    ========    ========

Balances at January 1, 2002, as previously
  reported                                         $ 14,484     $ 20,347      $111,906    $  3,936    $150,673

Less adjustments for the cumulative effect
on prior years of the understatement of
accrued interest on borrowings from the
Federal Home Loan Bank                                                            (540)                   (540)
                                                   --------     --------      --------    --------    --------

Balances at January 1, 2002, as adjusted             14,484       20,347       111,366       3,936     150,133

Comprehensive income:

  Net income                                                                     6,560                   6,560

Other comprehensive income, net of tax effects
  and reclassification adjustment                                                           (3,539)     (3,539)
                                                                                                      --------
Total comprehensive income                                                                               3,021

Cash dividends - $0.17 per share                                                (2,463)                 (2,463)

Common stock issued pursuant to:

   Stock option plan - 7,134 shares                       7          106                                   113

  Employee stock purchase plan - 3,420 shares             3           87                                    90
                                                   --------     --------      --------    --------    --------
Balances at March 31, 2002                         $ 14,494     $ 20,540      $115,463    $    397    $150,894
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

                                                                                Three Months Ended
                                                                                    March 31,
                                                                              ---------------------
(In thousands, except per share data)                                           2003         2002
---------------------------------------------------------------------------------------------------
Net income, as reported                                                       $  8,328     $  6,560
Less pro forma stock-based employee compensation expense
   determined under fair value based method, net of related tax effects           (244)        (304)
                                                                              ---------------------
Pro forma net income                                                          $  8,084     $  6,256
                                                                              =====================
Net income per share:
   Basic - as reported                                                        $   0.57     $   0.45
   Basic - pro forma                                                          $   0.55     $   0.43
   Diluted - as reported                                                      $   0.56     $   0.45
   Diluted - pro forma                                                        $   0.55     $   0.43




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


                                                                                Three Months Ended
                                                                                    March 31,
(Dollars and amounts in thousands, except                                   ---------------------
Per share data)                                                                 2003         2002
---------------------------------------------------------------------------------------------------
Basic:

 Net income available to common stockholders                                  $  8,328     $  6,560
 Average common shares outstanding                                              14,537       14,490
     Basic net income per share                                               $   0.57     $   0.45
                                                                              =====================
Diluted:
 Net income available to common stockholders                                  $  8,328     $  6,560
 Average common shares outstanding                                              14,537       14,490
 Stock option adjustment                                                           207          219
                                                                              ---------------------
   Average common shares outstanding-diluted                                    14,744       14,709
     Diluted net income per share                                             $   0.56     $   0.45
                                                                              =====================


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

Table 1 - GAAP based and traditional efficiency ratios


                                                  Three Months Ended
-----------------------------------------------------------------------
                                                       March 31,
-----------------------------------------------------------------------
(Dollars in thousands)                             2003         2002
-----------------------------------------------------------------------
Noninterest expenses-GAAP based                  $15,975      $15,298
Net interest income plus noninterest income-
  GAAP based                                      26,938       25,379
   Efficiency ratio-GAAP based                     59.30%       60.28%
                                                 =======      =======

Noninterest expenses-GAAP based                  $15,975      $15,298
  Less non-GAAP adjustments:
    Amortization of intangible assets                665          665
                                                 --------------------
      Noninterest expenses-traditional ratio      15,310       14,633

Net interest income plus noninterest income-
  GAAP based                                      26,938       25,379
    Plus non-GAAP adjustment:
      Tax-equivalency                              2,046        1,469
    Less non-GAAP adjustments:
       Securities gains                                8          233
                                                 --------------------
        Net interest income plus noninterest
          Income - traditional ratio              28,976       26,615

   Efficiency ratio - traditional                  52.84%       54.98%
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

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                        March 31,  2003       %          December 31, 2002       %
-----------------------------------------------------------------------------------------------------
Residential real estate                $   342,938          33%      $   354,673              33%
Commercial loans and leases                475,019          45           476,014              45
Consumer                                   232,359          22           233,166              22
                                       --------------------------------------------------------------
    Total Loans and Leases               1,050,316         100%        1,063,853             100%
                                                           ===                               ===
Less:  Allowance for credit losses         (15,023)                           (15,036)
                                       -----------                        -----------
    Net loans and leases               $ 1,035,293                        $ 1,048,817
                                       ===========                        ===========


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

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                        March 31, 2003      %     December 31, 2002     %
----------------------------------------------------------------------------------------------
Noninterest-bearing deposits           $  345,217        22%        $  320,583       21%
Interest-bearing deposits:
  Demand                                  194,387        12            185,381       12
  Money market savings                    403,159        26            398,539       27
  Regular savings                         164,227        11            153,294       10
  Time deposits less than $100,000        306,978        20            308,168       21
  Time deposits $100,000 or more          141,545         9            126,247        9
                                       --------------------------------------------------------
    Total interest-bearing              1,210,296        78          1,171,629       79
                                       --------------------------------------------------------
       Total deposits                  $1,555,513       100%        $1,492,212      100%
                                       ========================================================

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

CAPITAL MANAGEMENT


         The Company recorded a total risk-based capital ratio of 15.01% at March 31, 2003, compared to 14.95% at December 31, 2002; a tier 1 risk-based capital ratio of 13.80%, compared to 13.72%; and a capital leverage ratio of 8.18%, compared to 8.08%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2003, is appropriate.

         Stockholders' equity for March 31, 2003, totaled $181,854,000, representing an increase of $3,830,000 or 2% from $178,024,000 at December 31, 2002. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by $598,000 from December 31, 2002 to March 31, 2003.

         Internal capital generation (net income less dividends) added $5,709,000 to total stockholders' equity during the first three months of 2003. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 13% for both the first three months of 2003 and the year 2002.


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

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003, AND 2002


         Net income for the first three months of the year increased $1,768,000 or 27% to $8,328,000 in 2003 from $6,560,000 in 2002, representing annualized returns on average equity of 18.76% and 17.48%, respectively. First quarter year-to-date diluted earnings per share (EPS) were $0.56 in 2003, compared to $0.45 in 2002.

         The net interest margin decreased by 23 basis points to 3.95% for the three months ended March 31, 2003, from 4.18% for the same period of 2002, as the net interest spread decreased by 19 basis points. The compression of the net interest margin was caused by lower interest rates a smaller percentage of average loans to total earning assets and a 13 basis point decline in the margin earned in the Company's leverage programs.

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)


                                                              For the three months ended March 31,
                                                               2003                        2002
                                                    ------------------------------------------------------
                                                                      Average                    Average
                                                         Average     Yield/Rate    Average     Yield/Rate
                                                         Balance        (1)        Balance         (1)
                                                    ------------------------------------------------------
Assets
    Total loans and leases (2)                          $1,083,188     6.31%      $1,012,376      7.14%
    Total securities                                     1,039,112     5.49          882,497      5.96
    Other earning assets                                    36,517     1.20           31,744      1.62
                                                        ----------                ----------
       TOTAL EARNING ASSETS                              2,158,817     5.83%       1,926,617      6.51%
    Nonearning assets                                      147,017                   137,519
                                                        ----------                ----------
       Total assets                                     $2,305,834                $2,064,136
                                                        ==========                ==========
Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                    $  186,114     0.28%      $  165,477      0.26%
    Money market savings deposits                          403,604     0.77          392,438      1.13
    Regular savings deposits                               157,446     0.37          122,262      1.01
    Time deposits                                          441,221     2.66          427,391      3.62
                                                        ----------                ----------
       Total interest-bearing deposits                   1,188,385     1.34        1,107,568      1.95
    Short-term borrowings                                  491,032     3.78          415,658      3.59
    Long-term borrowings                                   119,715     5.05          114,137      7.26
                                                        ----------                ----------
       Total interest-bearing liabilities                1,799,132     2.25        1,637,363      2.74
    Noninterest-bearing demand deposits                    299,638                   260,575
    Other noninterest-bearing liabilities                   27,020                    14,000
    Stockholders' equity                                   180,044                   152,198
                                                        ----------                ----------
       Total liabilities and stockholders' equity       $2,305,834                $2,064,136
                                                        ==========                ==========
    Net interest spread                                                3.58%                      3.77%
                                                                      ======                     ======
    Net interest margin (3)                                            3.95%                      4.18%
                                                                      ======                     ======
    Ratio of average earning assets to
       Average interest-bearing liabilities                119.99%                    117.67%
                                                        ==========                ==========



(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $8,185,105 and $5,872,913 in the quarters ended March 31, 2003 and 2002, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME


         Net interest income for the first three months of the year was $19,163,000 in 2003, an increase of 3% over $18,581,000 in 2002, due to a higher volume of average earning assets, partially offset by the decline in net interest margin. On a tax-equivalent basis, net interest income increased by 6% to $21,209,000 in 2003, from $20,050,000 in 2002. The size of the tax-equivalent adjustment in 2003, compared to 2002, resulting from a higher level of tax advantaged investment securities, caused this doubling of the percentage increase, compared to the change for unadjusted GAAP net interest income. The effects of average balances, yields and rates are presented in the table 4.


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


         Interest expense for the first three months of the year decreased by $1,040,000 or 9% in 2003, compared to 2002. Average total interest-bearing liabilities rose 10% over the prior year period, while the average rate paid on these funds decreased by 49 basis points to 2.25%. As shown in Table 4, all major deposit categories and both short and long term borrowings grew in conjunction with declining or stable average rates.



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

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                          Three Months Ended    Twelve Months Ended
                                            March 31, 2003       December 31, 2002
-----------------------------------------------------------------------------------
Balance, January 1                            $ 15,036                $ 12,653

Provision for credit losses                          0                   2,865

Loan charge-offs:

  Residential real estate                            0                    (165)

  Commercial loans and leases                       (7)                   (467)

  Consumer                                         (27)                   (158)
                                              --------                --------

    Total charge-offs                              (34)                   (790)

Loan recoveries:

  Residential real estate                            2                       0

  Commercial loans and leases                       16                     284

  Consumer                                           3                      24
                                              --------                --------

    Total recoveries                                21                     308
                                              --------                --------

Net charge-offs                                    (13)                   (482)
                                              --------                --------

      Balance, period end                     $ 15,023                $ 15,036
                                              ========                ========

Net charge-offs to average loans and
                                                  0.00%                   0.05%
     Leases (annual basis)

Allowance to total loans and leases               1.43%                   1.41%


The following table presents nonperforming assets at the dates indicated:

                                              March 31              December 31,
                                                2003                     2002
--------------------------------------------------------------------------------
Non-accrual loans and leases                  $    567                $    588

Loans and leases 90 days past due                1,381                   2,157
                                              --------                --------

  Total nonperforming loans and leases*          1,948                   2,745

Other real estate owned                              0                       0
                                              --------                --------

  Total nonperforming assets                  $  1,948                $  2,745
                                              ========                ========

Nonperforming assets to total assets              0.08%                   0.12%
--------------------------------------------------------------------------------
* Those performing credits considered potential problem credits (which Bancorp classifies as substandard), as defined and identified by management, amounted to approximately $5,843,000 at March 31, 2003, compared to $5,962,000 at December 31, 2002. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

              10(a) Employment Agreement by and among Sandy Spring Bancorp,
                    Sandy Spring Bank, and Hunter R. Hollar*

              10(b) Supplemental Executive Retirement Agreement by and between
                    Sandy Spring Bank, and Hunter R. Hollar*


              31 Rule 13a-14(a) /15d-14(a) Certifications

              32 18 U.S.C. Section 1350 Certifications

---------
* Incorporated by reference to the exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2003.


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

SANDY SPRING BANCORP, INC.
(Registrant)


By: /S/ HUNTER R. HOLLAR
    ------------------------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer




  Date: December 17, 2003




By: /S/ JAMES H. LANGMEAD
    ------------------------------------------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer



  Date: December 17, 2003