Form 10-Q/A
period 2003-06-30
SANDY SPRING BANCORP INC
filed 2003-12-19
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

            Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).
YES  X      NO
    ---

         The number of shares of common stock outstanding as of July 31, 2003 is 14,476,283 shares.

                 EXPLANATORY NOTE TO AMENDED REPORT ON FORM 10-Q/A

         On August 13, 2003, Sandy Spring Bancorp, Inc. (the "Company") filed its Quarterly report on Form-10Q for the period ended June 30, 2003. In November 2003, the Company discovered that accrued interest expense on certain Federal Home Loan Bank ("FHLB") advances had been understated, on a cumulative basis, beginning in the first quarter of 1997. This accrual error was the result of a mistake in the interest calculation formula for certain specific types of FHLB advances, and was discovered as part of the Company's auditing process. The maximum effect on diluted earnings per share in any affected year is less than one cent.

         This amended Quarterly Report on Form 10-Q/A corrects and restates the Company's consolidated financial statements and other financial information for all the periods shown to properly reflect the effects of the under-accrual. The financial statement items affected by the correction are accrued interest payable and other liabilities, retained earnings, interest on short-term borrowings, income tax expense, net income, basic and diluted earnings per share, totals and other amounts that are calculated using those items, and the related footnotes. Related corrections also have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets at
    June 30, 2003, and December 31, 2002..................................... 1

    Consolidated Statements of Income for the Three and
    Six Month Periods Ended June 30, 2003 and 2002........................... 2

    Consolidated Statements of Cash Flows for the
    Six Month Periods Ended June 30, 2003 and 2002........................... 4

    Consolidated Statements of Changes in Stockholders' Equity for the
    Six Month Periods Ended June 30, 2003 and 2002........................... 6

    Notes to Consolidated Financial Statements............................... 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK................................................. 18

  ITEM 4. CONTROLS AND PROCEDURES........................................... 19

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 19

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 19

  SIGNATURES................................................................ 20

CERTIFICATIONS.............................................................. 21

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS



                                                                                            June 30,        December 31,
(Dollars in thousands, except per share data)                                                 2003              2002
------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                 $    46,740       $    38,998

  Federal funds sold                                                                           67,765             9,135

  Interest-bearing deposits with banks                                                            665               813

  Residential mortgage loans held for sale (at fair value)                                     29,016            38,435

  Investments available-for-sale (at fair value)                                              764,164           685,586

  Investments held-to-maturity -- fair value of $265,353 (2003) and
     $346,862 (2002)                                                                          253,318           340,860

  Other equity securities                                                                      19,978            19,812

  Total loans and leases                                                                    1,069,688         1,063,853

    Less: allowance for credit losses                                                         (15,033)          (15,036)
                                                                                          -----------       -----------

       Net loans and leases                                                                 1,054,655         1,048,817

  Premises and equipment, net                                                                  37,851            36,007

  Accrued interest receivable                                                                  14,904            14,957

  Goodwill                                                                                      7,642             7,642

  Other intangible assets                                                                      12,597            13,927

  Other assets                                                                                 58,069            52,415
                                                                                          -----------       -----------

     Total assets                                                                         $ 2,367,364       $ 2,307,404
                                                                                          ===========       ===========

LIABILITIES

  Noninterest-bearing deposits                                                            $   373,429       $   320,583

  Interest-bearing deposits                                                                 1,216,715         1,171,629
                                                                                          -----------       -----------

      Total deposits                                                                        1,590,144         1,492,212

  Short-term borrowings                                                                       446,770           488,214

  Guaranteed preferred beneficial interests in the Company's subordinated debentures           35,000            35,000

  Other long-term borrowings                                                                   88,433            90,500

  Accrued interest payable and other liabilities                                               18,392            23,454
                                                                                          -----------       -----------

      Total liabilities                                                                     2,178,739         2,129,380

STOCKHOLDERS' EQUITY

  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
    and outstanding 14,465,144 (2003) and 14,536,094 (2002)                                    14,465            14,536

  Additional paid in capital                                                                   18,655            21,128

  Retained earnings                                                                           143,780           131,939

  Accumulated other comprehensive income                                                       11,725            10,421
                                                                                          -----------       -----------

      Total stockholders' equity                                                              188,625           178,024
                                                                                          -----------       -----------

      Total liabilities and stockholders' equity                                          $ 2,367,364       $ 2,307,404
                                                                                          ===========       ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      ----------------------       ----------------------
(In thousands, except per share data)                   2003          2002           2003          2002
---------------------------------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                $ 16,252      $ 18,240       $ 32,871      $ 35,962

 Interest on loans held for sale                           263           154            571           327

 Interest on deposits with banks                             4             9              7            17

 Interest and dividends on securities:

   Taxable                                               7,880         9,909         16,612        19,168

   Exempt from federal income taxes                      3,483         2,585          6,951         4,997

Interest on federal funds sold                             109           136            215           256
                                                      --------      --------       --------      --------

     TOTAL INTEREST INCOME                              27,991        31,033         57,227        60,727

Interest Expense:

 Interest on deposits                                    3,728         4,996          7,661        10,320

 Interest on short-term borrowings                       4,497         3,947          9,127         7,664

 Interest on long-term borrowings                        1,519         2,047          3,029         4,119
                                                      --------      --------       --------      --------

      TOTAL INTEREST EXPENSE                             9,744        10,990         19,817        22,103
                                                      --------      --------       --------      --------

NET INTEREST INCOME                                     18,247        20,043         37,410        38,624

Provision for Credit Losses                                  0           985              0         2,170
                                                      --------      --------       --------      --------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                     18,247        19,058         37,410        36,454

Noninterest Income:

 Securities gains (losses)                                 543            (3)           551           230

 Service charges on deposit accounts                     2,037         1,953          4,021         3,831

 Gains on sales of mortgage loans                        1,603           741          3,178         1,479

 Fees on sales of investment products                      666           556          1,187         1,196

 Trust department income                                   758           605          1,478         1,174

 Insurance agency commissions                              922           790          1,941         1,776

 Income from bank owned life insurance                     710           432          1,319           867

 Income from an early termination of a sublease          1,077             0          1,077             0

 Other income                                            1,716         1,611          3,055         2,930
                                                      --------      --------       --------      --------

      TOTAL NONINTEREST INCOME                          10,032         6,685         17,807        13,483

Noninterest Expenses:

 Salaries and employee benefits                          9,514         9,430         18,964        18,726

 Occupancy expense of premises, net                      1,533         1,558          3,117         2,864

 Equipment expenses                                      1,099           956          2,140         1,765

 Marketing                                                 509           574            963           976

 Outside data services                                     660           634          1,305         1,247

 Amortization of intangible assets                         664           664          1,329         1,329

 Other expenses                                          2,626         2,302          4,762         4,509
                                                      --------      --------       --------      --------

      TOTAL NONINTEREST EXPENSES                        16,605        16,118         32,580        31,416
                                                      --------      --------       --------      --------

Income Before Income Taxes                              11,674         9,625         22,637        18,521

Income Tax Expense                                       2,938         2,491          5,573         4,827
                                                      --------      --------       --------      --------

NET INCOME                                            $  8,736      $  7,134       $ 17,064      $ 13,694
                                                      ========      ========       ========      ========


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      ----------------------       ------------------------
(In thousands, except per share data)                   2003          2002           2003          2002
-----------------------------------------------------------------------------------------------------------
Basic Net Income Per Share                            $   0.61      $   0.50       $   1.18      $   0.95

Diluted Net Income Per Share                              0.60          0.48           1.16          0.93

Dividends Declared Per Share                              0.18          0.17           0.36          0.34

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                                Six Months Ended
                                                                                    June 30,
                                                                            -------------------------
                                                                               2003            2002
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                                 $  17,064       $  13,694

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                3,051           2,982

   Provision for credit losses                                                      0           2,170

   Deferred income taxes                                                          572           1,163

   Origination of loans held for sale                                        (230,952)       (106,418)

   Proceeds from sales of loans held for sale                                 243,549         115,902

   Gains on sales of loans held for sale                                       (3,178)         (1,479)

   Securities gains                                                              (551)           (230)

   Income from an early termination of a sublease                              (1,077)              0

   Net decrease (increase) in accrued interest receivable                          53            (368)

   Net increase in other assets                                                (5,597)         (1,550)

   Net decrease in accrued expenses                                            (6,154)         (8,919)

   Other - net                                                                    811          (1,717)
                                                                            ---------       ---------

      Net cash provided by operating activities                                17,591          15,230

Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits with banks                  148              (2)

 Purchases of investments held-to-maturity                                     (7,622)        (94,999)

 Purchases of other equity securities                                            (166)           (887)

 Purchases of investments available-for-sale                                 (881,245)       (391,405)

 Proceeds from sales of investments available-for-sale                         71,760         220,343

 Proceeds from maturities, calls and principal payments of investments         95,174          27,005
held-to-maturity

 Proceeds from maturities, calls and principal payments of investments        732,093         244,434
available-for-sale

 Net increase in loans and leases                                              (6,022)        (61,774)

 Proceeds from an early termination of a sublease                                 750               0

 Expenditures for premises and equipment                                       (2,601)         (3,109)
                                                                            ---------       ---------

     Net cash provided by (used by) investing activities                        2,269         (60,394)

Cash flows from financing activities:

 Net increase in deposits                                                      97,932          22,394

 Net (decrease) increase in short-term borrowings                             (72,153)         50,360

 Proceeds from long-term borrowings                                            28,500             168

 Common stock purchased and retired                                            (2,999)              0

 Proceeds from issuance of common stock                                           455             480

 Dividends paid                                                                (5,223)         (4,930)
                                                                            ---------       ---------

     Net cash provided by financing activities                                 46,512          68,472
                                                                            ---------       ---------

Net increase in cash and cash equivalents                                      66,372          23,308

Cash and cash equivalents at beginning of period                               48,133          56,383
                                                                            ---------       ---------

Cash and cash equivalents at end of period                                  $ 114,505       $  79,691
                                                                            =========       =========

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ---------------------------
                                                                               2003            2002
-------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                                         $  19,988      $   22,516

  Income tax payments                                                           5,108           6,302

Noncash Investing and Financing Activities:

  Transfers from loans to other real estate owned                                 187              29

   Increase in premises and equipment from an early

      termination of a sublease                                                 1,168               0

  Reclassification of borrowings from long-term to short-term                  30,709             100

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                             Accum-
                                                                                             ulated
                                                                                             Other       Total
                                                                  Additional                Compre-     Stock-
                                                      Common       Paid-in      Retained    hensive     holders'
(Dollars in thousands, except per share data)         Stock        Capital      Earnings     Income      Equity
----------------------------------------------------------------------------------------------------------------
Balances at January 1, 2003, as previously

reported                                             $ 14,536      $ 21,128     $132,607    $ 10,421    $178,692
Less adjustments for the cumulative effect
on prior years of the understatement of
accrued interest on borrowings from the
Federal Home Loan Bank                                                              (668)                   (668)
                                                     --------      --------     --------                --------
Balance at January 1, 2003, as adjusted                14,536        21,128      131,939      10,421     178,024
Comprehensive income:

  Net income                                                                      17,064                  17,064
  Other comprehensive income, net of
tax             effects and
reclassification adjustment                                                                    1,304       1,304
                                                                                                        --------

Total comprehensive income                                                                                18,368

Cash dividends - $0.36 per share                                                  (5,223)                 (5,223)
Common stock issued pursuant to:

  Stock option plan - 16,123 shares                        16           220                                  236
  Employee stock purchase plan -
7,987        shares                                         8           211                                  219

  Stock repurchases - 95,060 shares                       (95)       (2,904)                              (2,999)
                                                     --------      --------     --------    --------    --------


Balances at June 30, 2003                            $ 14,465      $ 18,655     $143,780    $ 11,725    $188,625
                                                     ========      ========     ========    ========    ========

Balances at January 1, 2002, as previously

reported                                             $ 14,484      $ 20,347     $111,906    $  3,936    $150,673
Less adjustments for the cumulative effect
on prior years of the understatement of
accrued interest on borrowings from the
Federal Home Loan Bank                                                              (540)                   (540)
                                                     --------      --------     --------    --------    --------
Balance at January 1, 2002, as adjusted                14,484        20,347      111,366       3,936     150,133
Comprehensive income:

  Net income                                                                      13,694                  13,694
  Other comprehensive income, net of
tax           effects and reclassification
adjustment                                                                                     3,704       3,704
                                                                                                        --------

Total comprehensive income                                                                                17,398

Cash dividends - $0.34 per share                                                  (4,930)                 (4,930)
Common stock issued pursuant to:

   Stock option plan - 17,916 shares                       18           269                                  287
  Employee stock purchase plan -    7,139
  shares                                                    6           187                                  193
                                                     --------      --------     --------    --------    --------

Balances at June 30, 2002                            $ 14,508      $ 20,803     $120,130    $  7,640    $163,081
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


                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                           ----------------------------------------
(In thousands, except per share data)        2003       2002       2003       2002
-----------------------------------------------------------------------------------
Net income, as reported                    $ 8,736    $ 7,134    $17,064    $13,694
Less pro forma stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                     (248)      (304)      (497)      (608)
                                           ----------------------------------------
Pro forma net income                       $ 8,488    $ 6,830    $16,567    $13,086
                                           ========================================

Net income per share:
   Basic - as reported                     $  0.61    $  0.50    $  1.18    $  0.95
   Basic - pro forma                       $  0.59    $  0.47    $  1.14    $  0.90
   Diluted - as reported                   $  0.60    $  0.48    $  1.16    $  0.93
   Diluted - pro forma                     $  0.58    $  0.46    $  1.13    $  0.89


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



(Dollars and amounts in thousands, except          Three Months Ended         Six Months Ended
  Per share data)                                       June 30,                  June 30,
----------------------------------------------------------------------      --------------------
                                                    2003          2002       2003         2002
                                                  --------------------      --------------------
Basic:
 Net income available to common stockholders      $ 8,736      $ 7,134      $17,064      $13,694
 Average common shares outstanding                 14,479       14,503       14,508       14,497
     Basic net income per share                   $  0.61      $  0.50      $  1.18      $  0.95
                                                  ====================      ====================
Diluted:
 Net income available to common stockholders      $ 8,736      $ 7,134      $17,064      $13,694
 Average common shares outstanding                 14,479       14,503       14,508       14,497
 Stock option adjustment                              197          222          202          217
                                                  --------------------      --------------------
   Average common shares outstanding-diluted       14,676       14,725       14,710       14,714
     Diluted net income per share                 $  0.60      $  0.48      $  1.16      $  0.93
                                                  ====================      ====================


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

Table 1 - Reconciliation of GAAP-based and traditional efficiency ratios



                                                      Three Months Ended              Six Months Ended
---------------------------------------------------------------------------------------------------------
                                                           June 30,                       June 30,
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                2003           2002            2003          2002
---------------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                     $ 16,605       $ 16,118        $ 32,580      $ 31,416
Net interest income plus noninterest income-
  GAAP based                                          28,279         26,728          55,217        52,107

   Efficiency ratio-GAAP based                         58.72%         60.30%          59.00%        60.29%
                                                    ========       ========        ========      ========

Noninterest expenses-GAAP based                     $ 16,605       $ 16,118        $ 32,580      $ 31,416
  Less non-GAAP adjustment:
    Amortization of intangible assets                    664            664           1,329         1,329
                                                    -----------------------        ----------------------
      Noninterest expenses-traditional ratio          15,941         15,454          31,251        30,087

Net interest income plus noninterest income-
  GAAP based                                          28,279         26,728          55,217        52,107
    Plus non-GAAP adjustment:
      Tax-equivalency                                  1,809          1,670           3,855         3,139
    Less non-GAAP adjustments:
       Securities gains (losses)                         543             (3)            551           230

       Income from an early termination of
         a sublease                                    1,077              0           1,077             0
                                                    -----------------------        ----------------------
          Net interest income plus noninterest
            Income - traditional ratio                28,468         28,401          57,444        55,016

   Efficiency ratio - traditional                      56.00%         54.41%          54.40%        54.69%
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

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                         June 30, 2003      %       December 31, 2002     %
------------------------------------------------------------------------------------------
Residential real estate                 $  363,432       34%        $  354,673         33%
Commercial loans and leases                472,392       44            476,014         45
Consumer                                   233,864       22            233,166         22
                                        -------------------------------------------------
    Total Loans and Leases               1,069,688      100%         1,063,853        100%
                                                        ===                           ===
Less: Allowance for credit losses          (15,033)                    (15,036)
                                        ----------                  -----------
    Net loans and leases                $1,054,655                  $1,048,817
                                        ==========                  ===========

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

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                         June 30, 2003      %       December 31, 2002      %
------------------------------------------------------------------------------------------
Noninterest-bearing deposits            $  373,429       23%        $  320,583          21%
Interest-bearing deposits:
  Demand                                   199,530       13            185,381          12
  Money market savings                     402,670       25            398,539          27
  Regular savings                          175,846       11            153,294          10
  Time deposits less than $100,000         300,956       19            308,168          21
  Time deposits $100,000 or more           137,713        9            126,247           9
                                        --------------------------------------------------
    Total interest-bearing               1,216,715       77          1,171,629          79
                                        --------------------------------------------------
       Total deposits                   $1,590,144      100%        $1,492,212         100%
                                        ==================================================

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

CAPITAL MANAGEMENT


         The Company recorded a total risk-based capital ratio of 15.26% at June 30, 2003, compared to 14.95% at December 31, 2002; a tier 1 risk-based capital ratio of 14.05%, compared to 13.72%; and a capital leverage ratio of 8.33%, compared to 8.08%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2003, is appropriate.

         Stockholders' equity for June 30, 2003, totaled $188,625,000, representing an increase of $10,601,000 or 6% from $178,024,000 at December 31, 2002. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, increased by $1,304,000 from December 31, 2002 to June 30, 2003.

         Internal capital generation (net income less dividends) added $11,841,000 to total stockholders' equity during the first six months of 2003. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 13% for both the first six months of 2003 and the year 2002.


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

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)



                                                             For the six months ended June 30,
                                                              2003                       2002
                                                    ----------------------------------------------------
                                                      Average       Average      Average        Average
                                                                  Yield/Rate                  Yield/Rate
                                                      Balance        (1)         Balance          (1)
                                                    ----------------------------------------------------
Assets
    Total loans and leases (2)                      $1,080,749       6.22%      $1,028,393        7.10%
    Total securities                                 1,049,040       5.27          896,444        6.09
    Other earning assets                                38,387       1.15           32,297        1.68
                                                    ----------                  ----------
       TOTAL EARNING ASSETS                          2,168,176       5.67%       1,957,134        6.55%
    Nonearning assets                                  150,095                     135,005
                                                    ----------                  ----------
       Total assets                                 $2,318,271                  $2,092,139
                                                    ==========                  ==========

Liabilities and Stockholders' Equity

    Interest-bearing demand deposits                $  192,468       0.25%      $  170,944        0.27%
    Money market savings deposits                      402,550       0.75          387,347        1.18
    Regular savings deposits                           163,187       0.33          134,246        1.01
    Time deposits                                      443,508       2.57          422,963        3.41
                                                    ----------                  ----------
       Total interest-bearing deposits               1,201,713       1.29        1,115,500        1.87
    Short-term borrowings                              477,097       3.86          430,782        3.59
    Long-term borrowings                               121,607       5.02          114,138        7.28
                                                    ----------                  ----------
       Total interest-bearing liabilities            1,800,417       2.22        1,660,420        2.68
                                                                ---------                    ---------
    Noninterest-bearing demand deposits                311,097                     265,172
    Other noninterest-bearing liabilities               24,830                      12,881
    Stockholders' equity                               181,927                     153,666
                                                    ----------                  ----------
       Total liabilities and stockholders' equity   $2,318,271                  $2,092,139
                                                    ==========                  ==========

    Net interest spread                                              3.45%                        3.87%
                                                                --=======                    =========
    Net interest margin (3)                                          3.84%                        4.28%
                                                                --=======                    =========
    Ratio of average earning assets to
       Average interest-bearing liabilities             120.43%                     117.87%
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

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND 2002


         Net income for the first six months of the year increased $3,370,000 or 25% to $17,064,000 in 2003 from $13,694,000 in 2002, representing annualized returns on average equity of 18.91% and 17.97%, respectively. Diluted earnings per share (EPS) for the first six months of each year were $1.16 in 2003, compared to $0.93 in 2002.

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


NET INTEREST INCOME


         Net interest income for the first six months of the year was $37,410,000 in 2003, a decrease of 3% from $38,624,000 in 2002, reflecting a decline in net interest margin partially offset by a higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 1% to $41,265,000 in 2003, from $41,763,000 in 2002. The effects of average balances, yields and rates are presented in Table 4.


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


         Interest expense for the first six months of the year decreased by $2,286,000 or 10% in 2003, compared to 2002. Average total interest-bearing liabilities rose 8% over the prior year period, while the average rate paid on these funds decreased by 46 basis points to 2.22%. As shown in Table 4, all major deposit categories and both short and long term borrowings grew in conjunction with generally declining or stable average rates.


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

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                           Six Months Ended  Twelve Months Ended
                                            June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------

Balance, January 1                            $ 15,036            $ 12,653

Provision for credit losses                          0               2,865

Loan charge-offs:

  Residential real estate                          (63)               (165)

  Commercial loans and leases                      (11)               (467)

  Consumer                                         (39)               (158)
                                              --------            --------

    Total charge-offs                             (113)               (790)

Loan recoveries:

  Residential real estate                           76                   0

  Commercial loans and leases                       29                 284

  Consumer                                           5                  24
                                              --------            --------

    Total recoveries                               110                 308
                                              --------            --------

Net charge-offs                                     (3)               (482)
                                              --------            --------

      Balance, period end                     $ 15,033            $ 15,036
                                              ========            ========

Net charge-offs to average loans and
                                                  0.00%               0.05%
     Leases (annual basis)

Allowance to total loans and leases               1.41%               1.41%

The following table presents nonperforming assets at the dates indicated:

                                              June 30,          December 31,
                                                2003                2002
--------------------------------------------------------------------------------

Non-accrual loans and leases                  $    479            $    588

Loans and leases 90 days past due                  900               2,157
                                              --------            --------

  Total nonperforming loans and leases*          1,379               2,745

Other real estate owned                            187                   0
                                              --------            --------

  Total nonperforming assets                  $  1,566            $  2,745
                                              ========            ========

Nonperforming assets to total assets              0.07%               0.12%
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

C. RESULTS OF OPERATIONS - SECOND QUARTER 2003 AND 2002


         Second quarter net income of $8,736,000 ($0.60 per share-diluted) in 2003 was $1,602,000 or 22% above net income of $7,134,000 ($0.48 per share-diluted) shown for the same quarter of 2002. Annualized returns on average equity for these periods were 19.04% in 2003 versus 18.46% in 2002.

         Second quarter net interest income was $18,247,000 in 2003, a decrease of 9% from $20,043,000 in 2002, reflecting a 64 basis point decline in net interest margin partially offset by a 10% higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 6%.


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


SANDY SPRING BANCORP, INC.
(Registrant)




By: /S/ HUNTER R. HOLLAR
    --------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: December 17, 2003





By: /S/ JAMES H. LANGMEAD
    ---------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer


  Date: December 17, 2003