Form 10-K
period 2003-12-31
SANDY SPRING BANCORP INC
filed 2004-03-10
CIK 824410

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark if the registrant is an accelerated filer. YES [X]   NO [   ]

The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 13,944,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $444 million based on the closing sales price of $31.83 per share of the registrant’s Common Stock on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on February 9, 2004, approximately 14,503,000 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 21, 2004 (the “Proxy Statement”).

SANDY SPRING BANCORP, INC.

INDEX
Forward-Looking Statements	4
Form 10-K Cross Reference Sheet	5
Sandy Spring Bancorp, Inc.	6
About this Report	6
Five Year Summary of Selected Financial Data	7
Securities Listing, Prices and Dividends	8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Change in Independent Auditors	26
Consolidated Financial Statements	27
Notes to the Consolidated Financial Statements	31
Reports of Independent Auditors	55
Management’s Statement of Responsibility	56
Other Material Required by Form 10-K:
Description of Business	57
Executive Officers	65
Controls and Procedures	66
Properties	67
Exhibits, Financial Statements, and Reports on Form 8-K	69
Signatures	71

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

SANDY SPRING BANCORP, INC.

FORM 10-K CROSS REFERENCE SHEET OF MATERIAL INCORPORATED BY REFERENCE

The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission (“SEC”) Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location
PART I
Item 1.	Business	“Forward-Looking Statements” on page 4, “Sandy Spring Bancorp,
Inc.” and “About this Report” on page 6, and “Business” on
pages 57 through 66.
Item 2.	Properties	“Properties” on pages 67 and 68.
Item 3.	Legal Proceedings	Note 18 “Litigation” on page 49.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II
Item 5.	Market for Registrant’s Common Equity	“Securities Listing, Prices, and Dividends” on pages 8 and 9.
and Related Stockholder Matters
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 7.
Item 7.	Management’s Discussion and Analysis of	“Forward-Looking Statements” on page 4 and “Management’s
	Financial Condition and Results of Operations	Discussion and Analysis of Financial Condition and Results of
Operations” on pages 9 through 26.
Item 7A.	Quantitative and Qualitative Disclosures	“Forward-Looking Statements” on page 4 and “Market Risk
	about Market Risk	Management” on pages 23 and 24.
Item 8.	Financial Statements and Supplementary Data	Pages 27 through 56.
Item 9.	Changes in and Disagreements with Auditors	“Change in Independent Auditors” on page 26.
on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 66.

PART III
Item 10.	Directors and Executive Officers of the Registrant	The material labeled “Election of Directors Information as to
Nominees and Continuing Directors” and “Compliance with
Section 16(a) of the Securities Exchange Act of 1934” in the
Proxy Statement is incorporated in this Report by reference.
Information regarding executive officers is included under the caption
“Executive Officers” on pages 65 and 66 of this Report.
Item 11.	Executive Compensation	The material labeled “Corporate Governance and Other Matters,”
“Executive Compensation,” “Report of the Human Resources
Committee,” and “Stock Performance Comparisons” in the Proxy
Statement is incorporated in this Report by reference.
Item 12.	Security Ownership of Certain Beneficial Owners	“Equity Compensation Plan Information” on pages 8 and 9 and
the material labeled “Stock Ownership of Directors and
Executive Officers” in the Proxy Statement is incorporated in this Report by reference.
Item 13.	Certain Relationships and Related Transactions	The material labeled “Transactions and Relationships with
Management” in the Proxy Statement is incorporated in this
Report by reference.

	Item of Form 10-K	Location
Item 14.	Principal Accountant Fees and Services	The material labeled “Audit and Non-Audit Fees” in the Proxy
Statement is incorporated in this Report by reference.
PART IV
Item 15.	Exhibits, Financial Statement Schedules,	“Exhibits, Financial Statements, and Reports on Form 8-K”
	and Reports on Form 8-K	on pages 69 and 70.
SIGNATURES		“Signatures” on page 71.

SANDY SPRING BANCORP, INC.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company. Sandy Spring Bancorp is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking and trust services through 30 community offices and 45 ATMs located in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland.

ABOUT THIS REPORT

This report comprises the entire 2003 Form 10-K, other than exhibits, as filed with the SEC. The 2003 annual report to shareholders, including this report, and the annual proxy materials for the 2004 annual meeting are being distributed together to the shareholders Please see page 70 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999

Results of Operations:
Interest income	$112,467	$122,722	$127,870	$118,680	$94,387
Interest expense	37,432	44,113	61,262	61,486	42,227
Net interest income	75,035	78,609	66,608	57,194	52,160
Provision for credit losses	0	2,865	2,470	2,690	1,216
Net interest income after provision for credit losses	75,035	75,744	64,138	54,504	50,944
Noninterest income, excluding securities gains	32,740	27,713	21,490	17,251	12,230
Securities gains	996	2,016	346	277	101
Noninterest expenses	67,226	63,961	54,618	47,601	39,528
Income before taxes	41,545	41,512	31,356	24,431	23,747
Income tax expense	9,479	10,927	8,342	5,798	6,330
Net income	32,066	30,585	23,014	18,633	17,417
Per Share Data:
Net income—basic	$2.21	$2.11	$1.60	$1.30	$1.21
Net income—diluted	2.18	2.08	1.58	1.30	1.20
Dividends declared	0.74	0.69	0.61	0.54	0.50
Book value (at year end)	13.35	12.25	10.37	8.87	7.49
Tangible book value (at year end)(1)	12.03	10.76	8.69	7.22	6.08
Financial Condition (at year end):
Assets	$2,333,342	$2,307,404	$2,081,834	$1,773,001	$1,591,281
Deposits	1,561,830	1,492,212	1,387,459	1,242,927	1,165,372
Loans and leases	1,153,428	1,063,853	995,919	967,817	826,125
Securities	998,205	1,046,258	914,479	666,927	630,039
Borrowings	563,381	613,714	525,248	392,368	312,096
Stockholders’ equity	193,449	178,024	150,133	127,150	108,449
Performance Ratios (for the year):
Return on average equity	17.29%	18.89%	16.32%	16.72%	15.85%
Return on average assets	1.37	1.42	1.18	1.11	1.25
Net interest margin	3.80	4.23	3.96	4.01	4.34
Efficiency ratio—GAAP based(2)	61.80	59.04	61.75	63.70	61.29
Efficiency ratio—traditional(2)	56.33	54.13	55.28	56.64	56.15
Dividends declared per share to diluted net income per share	33.94	33.17	38.61	41.54	41.67
Capital and Credit Quality Ratios:
Average equity to average assets	7.91%	7.49%	7.24%	6.66%	7.90%
Allowance for credit losses to loans and leases	1.29	1.41	1.27	1.19	1.00
Non-performing assets to total assets	0.13	0.12	0.38	0.16	0.13
Net charge-offs to average loans and leases	0.01	0.05	0.14	0.08	0.05

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

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

Transfer Agent and Registrar

American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

Recent Stock Prices and Dividends

Shareholders received quarterly cash dividends totaling $10,725,000 in 2003 and $10,012,000 in 2002. Regular dividends have been declared for one hundred and three consecutive years. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-three years. Since 1998, dividends per share have risen at a compound annual growth rate of 12%. The increase in dividends per share was 7% in 2003.

The ratio of dividends per share to diluted net income per share was 34% in 2003, compared to 33% for 2002. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 16,801 in 2003 and 14,841 in 2002, while issuances pursuant to the stock option plan were 49,923 and 39,529 in the respective years. The following table presents disclosure regarding equity compensation plans in existence at December 31, 2003, consisting only of the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders (described further in Note 12 to the consolidated financial statements).

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	excluding securities reflected
	warrants and rights	warrants and rights	in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	801,317	$26.74	821,860
Equity compensation plans not approved by security holders	0	0	0
Total	801,317	$26.74	821,860

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 718,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under the Company’s stock option and benefit plans, as well as for other corporate purposes. A total of 1,057,869 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2003. There were 105,460 shares repurchased in 2003. No shares were repurchased in 2002.

The number of common shareholders of record was approximately 2,277 as of February 9, 2004.

Quarterly Stock Information

	2003			2002

	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$30.33	$33.97	$0.18	$27.90	$32.45	$0.17
2nd	31.06	33.50	0.18	30.70	35.19	0.17
3rd	31.05	36.00	0.19	29.20	35.00	0.17
4th	33.33	40.25	0.19	28.24	32.88	0.18

Total			$0.74			$0.69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) achieved record earnings for the year ended December 31, 2003. In addition, according to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company’s return on average equity for the nine months ended September 30, 2003, was in the 84th percentile of all U.S. bank holding companies with assets between $1-3 billion.

Net income for the year ended December 31, 2003, was $32.1 million ($2.18 per diluted share), as compared to $30.6 million ($2.08 per diluted share) for the prior year, an increase of 5%.

The Company’s results in 2003, versus 2002, reflected higher noninterest income which continued to increase, reflecting a 13% increase over the prior year. This increase was primarily due to increases in mortgage banking income, trust department income, insurance agency commissions, income from bank owned life insurance and income from early termination of a sublease. These increases were partially offset by a decrease in securities gains. Net interest income decreased by $3.6 million, or 5%, due primarily to the margin compression resulting from a decline in the net interest margin to 3.80% for the year 2003 from 4.23% for the year 2002. Expressed as a percentage of net interest income and noninterest income, noninterest income increased to 31% from 21% five years ago. With respect to operating cost management, the Company’s efficiency ratio - GAAP based increased to 61.80% in 2003 from 59.04% in 2002 and 61.75% in 2001, while the efficiency ratio - traditional also increased to 56.33% in 2003 from 54.13% in 2002 and 55.28% in 2001. For an explanation of the efficiency ratio - GAAP based, as compared to the efficiency ratio - traditional, see the section of this report entitled “Operating Expense Performance.” The return on average equity was 17.29% in 2003, as compared to 18.89% in 2002, and 16.32% in 2001.

Comparing December 31, 2003, balances to December 31, 2002, total assets remained at $2.3 billion. Total deposits increased 5% to $1.56 billion, while total loans and leases grew to $1.15 billion from $1.06 billion, an 8% increase. During the same period, stockholders’ equity increased to $193.45 million or 8% of total assets.

Asset quality, as measured by the following ratios, continued to be favorable. Non-performing assets represented 0.13% of total assets at year-end 2003, versus 0.12% at year-end 2002. The ratio of net charge-offs to average loans and leases was 0.01% in 2003, as compared to 0.05% for the prior year.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The allowance for credit losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

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

The Company’s allowance for credit losses has two basic components: the formula allowance reflecting historical losses by credit category as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances. Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and observed losses. The factors address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans (2) changes in the risk portfolio related to large loans in the portfolio (3) changes in the categories of loans comprising the loan portfolio (4) concentrations of loans to specific industry segments (5) changes in economic conditions on both a local and national level (6) changes in the Company’s credit administration and loan and lease portfolio management processes and (7) quality of the Company’s credit risk identification processes. This component comprised 69% of the total allowance at December 31, 2003.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 25% of the total allowance at December 31, 2003. The Company has historically had favorable credit quality. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified. A 10% decrease (increase) in risk-rated credits not specifically reserved would have resulted in a corresponding decrease (increase) of approximately $192,000 in the recommended reserve computed by the allowance methodology for December 31, 2003.

Table 1—Consolidated Average Balances, Yields and Rates(1)

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands and tax equivalent)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases(2)
Residential real estate(3)	$395,004	$22,166	5.61%	$366,472	$24,145	6.59%	$332,693	$25,183	7.57%
Consumer	232,822	11,358	4.88	231,831	13,781	5.94	213,163	15,923	7.47
Commercial loans and leases	475,453	32,338	6.80	458,535	35,760	7.80	451,801	39,457	8.73
Total loans and leases	1,103,279	65,862	5.97	1,056,838	73,686	6.97	997,657	80,563	8.08
Securities:
Taxable	752,234	33,336	4.43	698,351	38,643	5.53	615,249	39,193	6.37%
Nontaxable	307,349	21,191	6.89	232,841	16,746	7.19	167,234	12,068	7.22

Total securities	1,059,583	54,527	5.15	931,192	55,389	5.95	782,483	51,261	6.55
Interest-bearing deposits with banks	1,538	13	0.85	1,546	21	1.36	2,665	88	3.30
Federal funds sold	27,565	302	1.10	33,872	546	1.61	29,811	1,172	3.93

Total earning assets	$2,191,965	$120,704	5.51%	$2,023,448	$129,642	6.41%	$1,812,616	$133,084	7.34%
Less: allowances for credit losses	(15,020)			(14,429)			(11,874)
Cash and due from banks	34,929			34,993			40,784
Premises and equipment, net	37,207			34,347			31,947
Other assets	95,662			82,248			73,385
Total assets	$2,344,743			$2,160,607			$1,946,858

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$200,855	$465	0.23%	$173,935	$550	0.32%	$151,873	$1,191	0.78%
Regular savings deposits	173,078	512	0.30	143,357	1,163	0.81	104,496	1,568	1.50
Money market savings deposits	401,716	2,436	0.61	386,571	4,582	1.19	366,759	10,894	2.97
Time deposits	433,244	10,262	2.37	427,943	13,538	3.16	426,464	21,944	5.15
Total interest-bearing deposits	1,208,893	13,675	1.13	1,131,806	19,833	1.75	1,049,592	35,597	3.39
Short term borrowings	465,382	17,531	3.77	453,769	16,351	3.60	384,400	17,543	4.56
Long term borrowings	128,302	6,226	4.85	117,252	7,929	6.76	113,415	8,122	7.16

Total interest-bearing liabilities	1,802,577	37,432	2.08	1,702,827	44,113	2.59	1,547,407	61,262	3.96
Net interest income and spread		$83,272	3.43%		$85,529	3.82%		$71,822	3.38%

Noninterest bearing demand deposits	332,443			280,839			245,408
Other liabilities	24,305			15,038			13,039
Stockholders’ equity	185,418			161,903			141,004
Total liabilities and stockholders’ equity	$2,344,743			$2,160,607			$1,946,858

Interest income/earning assets			5.51%			6.41%			7.34%
Interest expense/earning assets			1.71			2.18			3.38

Net interest margin			3.80%			4.23%			3.96%

(1)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $8,237,000 in 2003, $6,920,000 in 2002, and $5,214,000 in 2001.

(2)	Non-accrual loans are included in the average balances.

(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

Net Interest Income

The largest source of operating revenue is net interest income, which is the difference between the interest earned on earning assets and the interest paid on interest-bearing liabilities.

Net interest income for 2003 was $75,035,000, representing a decrease of $3,574,000 or 5% from 2002. An 18% increase was achieved in 2002, compared to 2001, resulting in net interest income of $78,609,000.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled “Table 1 — Consolidated Average Balances, Yields and Rates”) shows a decrease in net interest margin for 2003 of 43 basis points (representing a percentage change of 10% when compared to 2002). Over the three-year period shown in Table 1, average earning assets increased each year, but at a declining rate of increase. Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes. The decline in tax-equivalent net interest margin in 2003 resulted from decreases in rates, offset in part by the effects of greater volume. The increase in net interest income in 2002 resulted from volume increases and declining interest rates, which created a higher net interest margin. Tax-equivalent net interest income declined by 3% in 2003 (to $83,272,000 in 2003 from $85,529,000 in 2002), but increased 19% in 2002 (from $71,822,000 in 2001). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has lead to greater sophistication in margin management and heightened emphasis on growing noninterest revenues. During 2003, margin compression continued as calls of higher yielding securities and refinancing of loans overcame the effect of the Company’s ability to manage deposit rates which had been lowered close to their practical floor. Thus, the net interest margin continued to decline during the first three quarters of 2003. However, in the fourth quarter of 2003 the margin increased as the trend in interest rate declines began to reverse.

Table 2—Effect of Volume and Rate Changes on Net Interest Income

		2003 vs. 2002			2002 vs. 2001
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans and leases	$(7,824)	$3,129	$(10,953)	$(6,877)	$4,581	$(11,458)
Taxable securities	(5,307)	2,816	(8,123)	(550)	4,951	(5,501)
Nontaxable securities	4,445	5,162	(717)	4,678	4,719	(41)
Other investments	(252)	(89)	(163)	(693)	105	(798)
Total interest income	(8,938)	11,018	(19,956)	(3,442)	14,356	(17,798)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(85)	77	(162)	(641)	153	(794)
Regular savings deposits	(651)	203	(854)	(405)	463	(868)
Money market savings deposits	(2,146)	173	(2,319)	(6,312)	559	(6,871)
Time deposits	(3,276)	166	(3,442)	(8,406)	76	(8,482)
Total borrowings	(523)	941	(1,464)	(1,385)	3,472	(4,857)
Total interest expense	(6,681)	1,560	(8,241)	(17,149)	4,723	(21,872)
Net interest income	$(2,257)	$9,458	$(11,715)	$13,707	$9,633	$4,074

*	Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Interest Income

The Company’s interest income decreased by $10,255,000 or 8% in 2003, compared to 2002, preceded by a decrease of $5,148,000 or 4% the prior year. On a tax-equivalent basis, the respective changes were a 7% decline in 2003, and a 3% decrease in 2002. Table 2 shows that, in both 2003 and 2002, the negative effect of the significant decline in average earning asset yields overwhelmed the positive effect of the higher volume of average earning assets.

During 2003, average loans and leases, yielding 5.97% versus 6.97% a year earlier (representing a 14% decline), rose 4% to $1,103,279,000, with all three major categories exhibiting growth. Average residential real estate loans rose 8% (attributable to both mortgage and construction lending), consumer loans increased slightly, and average commercial loans and leases were up 4% (primarily reflecting a rise in commercial credits secured by real estate). In 2003, average loans and leases comprised 50% of average earning assets, compared to ratios of 52% in 2002 and 55% in 2001. Average total securities, yielding 5.15% in 2003 versus 5.95% last year, rose 14% to $1,059,583. The smaller category of nontaxable securities continued to increase by a much greater percentage than taxable securities. Average total securities grew to represent 48% of average earning assets in 2003, up from 46% in 2002 and 43% in 2001. The Company reduced its leverage activities during 2003, through which investment in securities is funded by Federal Home Loan Bank of Atlanta borrowing advances. The leveraging programs earned a margin of 40 basis points in 2003 compared to 100 basis points in 2002. These programs also contributed $.05 per share in 2003 compared to $.13 per share in 2002.

Interest Expense

Interest expense decreased significantly by 15% or $6,681,000 in 2003, compared to 2002, as a 51 basis point decline in the average rate paid on interest-bearing liabilities (decreasing 20% to 2.08% from 2.59%) offset the effects of 6% or $99,750,000 higher average interest-bearing liabilities. In 2002, compared to 2001, interest expense decreased significantly as the decrease in the average rate paid on interest-bearing liabilities more than offset the effects of higher volume.

During 2003, all major categories of interest-bearing deposits increased and reported declines in average rate. While average time deposits grew the least, by only 1%, they had the greatest effect on the overall decline in interest expense (see Table 2). This was due to a 79 basis point decrease in average rate, the largest decline of any category. Average money market savings, which increased by 4%, also had a large impact, attributable to a 58 basis point decrease in average rate. As market interest rates declined during the first three quarters of 2003, the Company was able to achieve growth in its deposit base, while interest rates on deposit funding continued to decline, although at a much slower pace than rates on earning assets. By contrast, in 2002 the growth in deposits was achieved with a significant decline in rates on such deposit funding. This was a major factor in the improvement in net interest margin for 2002 versus 2001. Average short-term and long-term borrowings, generally the most expensive funding sources, increased in 2003 by 3% and 9%, respectively. While the average rate paid on long-term borrowings declined to 4.85% in 2003 from 6.76% in 2002, the average rate paid on short-term borrowings increased to 3.77% in 2003 from 3.60% in 2002 as interest rates increased in the last quarter of the year.

Interest Rate Performance

Net interest margin, the profit margin achieved on the Company’s earning asset base, decreased by 43 basis points in 2003, as compared to a decrease in net interest spread of 39 basis points. The difference between these two indicators of interest rate performance was attributable primarily to a decrease in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During periods of low interest rates, as in 2003, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin is diminished. However, while contributing less to margin improvement, interest-free funding of average earning assets, primarily through noninterest-bearing demand deposits and stockholders’ equity, increased as a percentage of average earning assets in 2003, compared to 2002, after only a slight increase in 2002, compared to 2001. During 2003, the Company experienced a greater relative decline in the yield on earning assets compared to the funding rate, resulting in a decrease in the net interest margin and spread.

By comparison, in 2002 versus 2001, in the face of a more pronounced decline in interest rates, the Company reported a decrease in funding rates that significantly exceeded the decline in earning asset yields, so that overall interest rate performance increased.

Noninterest Income

Total noninterest income was $33,736,000 in 2003, a 13% or $4,007,000 rise from 2002. An increase of 36% or $7,893,000 was recorded for 2002 versus 2001. The Company has made it an organizational priority to grow and diversify its sources of noninterest income and, as a result, has reported significant increases in revenue from these sources. The major reason for the rise in noninterest income for 2003, as compared to 2002 (comprising 44% of the overall increase) was $1,783,000 of additional noninterest revenue generated by gains on sales of mortgage loans. Other significant contributors included income from bank owned life insurance (up $870,000), insurance agency commissions (up $460,000), trust operations (up $458,000), service charges on deposit accounts (up $193,000) and fees on sales of investment products (up $133,000). Also, the Company recognized income of $1,077,000 from the early termination of a sublease as the result of proceeds received from a negotiated settlement with a sub-tenant of the Company’s leased facility. The Company is renovating the vacated space for its own use. In the comparison of total noninterest income for 2002 versus 2001, the increase primarily reflected higher mortgage banking revenues, increase in gains from sales of securities, growth in service charges on deposit accounts, increased insurance agency commissions and higher income from trust operations.

Gains on mortgage sales increased significantly by 45% or $1,783,000 in 2003, compared to 2002, after an increase of 51% in 2002, compared to 2001. Historically low mortgage interest rates prevailing during the two-year period led to increased fixed-rate loan production, both from new loans and refinancing business. Most of these loans were sold in the secondary market, resulting in increased gains on sales. The Company achieved gains of $5,723,000 on sales of $436,408,000 in 2003, compared to gains of $3,940,000 on sales of $313,512,000 in 2002 and gains of $2,608,000 on sales of $222,303,000 in 2001.

Income from bank owned life insurance increased by $870,000 during 2003, preceded by an increase of $243,000 during 2002. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $51.4 million at December 31, 2003 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 8.84%.

Insurance agency commissions increased by $460,000 or 14% in 2003 compared to 2002. This increase was mainly the result of insurance agency commissions generated by the Chesapeake Insurance Group. The acquisition in December 2001, of the Chesapeake Insurance Group contributed significantly to the $3,038,000 increase in insurance agency commissions during 2002, its first year of operation with the Company.

Trust income amounted to $2,955,000 in 2003, an increase of $458,000 or 18% over 2002, reflecting increased assets under management. During 2003, trust assets under management rose by 17% to $365,000,000 despite adverse investment markets, aided by strong sales and better-than-market investment performance in managed accounts combined with higher estate and trust settlement administration fees. Revenues of $2,497,000 for 2002 represented an increase of $502,000 or 25% over 2001. This increase was the result of increased assets under management and higher estate and trust settlement administration fees.

Fees on sales of investment products increased by $133,000 or 6% in 2003, compared to 2002, reflecting an increase in fees from sales of mutual funds and variable rate annuities. Fees on sales of investment products decreased by $92,000 or 4% in 2002, compared to 2001, as a result of a decline in fees from sales of mutual funds.

Securities gains were $996,000 in 2003, a decrease of $1,020,000 from $2,016,000 for 2002. Securities gains of $346,000 were recorded in 2001. During 2003, the sale of available-for-sale debt securities generated net losses of $404,000, while gains of $1,400,000 were realized on sales of equity securities. During 2002, sales of available-for-sale debt securities generated $547,000 in net gains, compared to $1,469,000 in gains on sales of equity securities.

Noninterest Expenses

Noninterest expenses increased $3,265,000 or 5% in 2003, compared to 2002, and $9,343,000 or 17% in 2002, compared to 2001. The Company incurs additional costs in order to enter new markets, provide new services, and support growth. Management controls its operating expenses with the goal of maximizing profitability over time.

The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, marketing expenses, outside data services costs, intangible asset amortization, and other noninterest expenses generally associated with the day-today operations of the Company. Prior to 2002, goodwill amortization was also included in noninterest expenses.

Salaries and employee benefits, the largest component of noninterest expenses decreased $487,000 in 2003 primarily as the result of reduced incentive compensation expense. Salaries and employee benefits rose $8,976,000 or 30% in 2002, and $4,695,000 or 19% in 2001. The higher compensation and benefit costs for 2002 and 2001 resulted in large part from incentive compensation, merit raises, modest branch expansion, and acquisitions of the Equipment Leasing Company in December 2000 and the Chesapeake Insurance Group

in December 2001. Efficient staffing is a goal of management and staff additions are made carefully with a view toward achieving gains in financial performance. Average full-time equivalent employees reached 578 in 2003, representing an increase of 7% from 539 in 2002, which was 13% above 475 for 2001. The ratio of net income per average full-time equivalent employee decreased to $55,000 in 2003 from $57,000 in 2002.

In 2003, occupancy expense rose 26% or $1,462,000, primarily as the result of higher occupancy costs due to the opening of new offices and re-development efforts. The rate of increase was 10% or $519,000 in 2002, primarily reflecting higher rental expenses, net of rental income, and increased depreciation and amortization charges. Equipment expenses rose $610,000 or 16% in 2003, preceded by an increase of $377,000 or 11% in 2002, compared to each prior year, due largely to higher depreciation charges and software costs.

Marketing expense increased by $593,000 or 31% in 2003 following an increase of $433,000 or 29% in 2002. Most of the increases in 2003 and 2002 occurred as the result of higher advertising costs including targeted marketing programs.

Other noninterest expenses of $10,158,000 were $1,158,000 or 13% above the $9,000,000 recorded for 2002, due largely to an increase in consulting fees.

Goodwill amortization ceased with the year ended 2001 due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards No. 142 (effective January 1, 2002). This new accounting standard resulted in a reduction in noninterest expense in this category from $666,000 in 2001 to no such expense in 2003 and 2002. No intangible assets were acquired in 2003 or 2002. In each year over the three-year period from 2001 to 2003, goodwill and intangible asset amortization comprised less than 6% of total noninterest expenses. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately six years at December 31, 2003. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and nonrecurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and traditional based efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios, GAAP based and traditional, increased in 2003. This increase was mainly the result of a 5% increase in noninterest expense coupled with a decrease in net interest income as the result of a decline in the net interest margin from 4.23% in 2002 to 3.80% in 2003.

Table 3—GAAP Based and Traditional Efficiency Ratios

(Dollars in thousands)	2003	2002	2001	2000	1999

Noninterest expenses—GAAP based	$67,226	$63,961	$54,618	$47,601	$39,528
Net interest income plus noninterest income—GAAP based	108,771	108,338	88,444	74,722	64,491
Efficiency ratio—GAAP based	61.80%	59.04%	61.75%	63.70%	61.29%

Noninterest expenses—GAAP based	$67,226	$63,961	$54,618	$47,601	$39,528
Less non-GAAP adjustments:
Goodwill amortization	0	0	666	65	65
Amortization of intangible assets	2,480	2,659	2,512	2,759	919
Early retirement window option	0	0	0	744	0

Noninterest expenses—traditional ratio	$64,746	$61,302	$51,440	$44,033	$38,544
Net interest income plus noninterest income—GAAP based	108,771	108,338	88,444	74,722	64,491
Plus non-GAAP adjustment:
Tax-equivalency	8,237	6,920	5,214	5,151	4,259
Less non-GAAP adjustments:
Securities gains	996	2,016	346	277	101
Income from early termination of a sublease	1,077	0	0	0	0
Gains on sales of assets	0	0	256	1,854	0
Net interest income plus noninterest Income—traditional ratio	$114,935	$113,242	$93,056	$77,742	$68,649
Efficiency ratio—traditional	56.33%	54.13%	55.28%	56.64%	56.15%

Provision for Income Taxes

Income tax expense amounted to $9,479,000 in 2003, compared with $10,927,000 in 2002 and $8,342,000 in 2001. The resulting effective tax rates were 23% for 2003, 26% for 2002, and 27% for 2001. The decrease in the effective tax rate for 2003 was mainly the result of an increase in income from tax exempt securities coupled with an increase in tax exempt income from bank owned life insurance.

Balance Sheet Analysis

The Company’s total assets increased $25,938,000 to $2,333,342,000 at December 31, 2003. Earning assets increased $16,742,000 in 2003, to $2,175,236,000 at December 31, 2003.

Loans and Leases

Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, increased $64,956,000 or 18% during 2003, to $419,629,000 at December 31, 2003. Residential construction loans, a specialty of the Company for many years, increased in 2003 (up 20% or $14,915,000, to $88,500,000 at December 31, 2003), largely reflecting continuing emphasis and geographic expansion in offering this product. Permanent residential mortgages, most of which are 1-4 family, increased by $50,041,000 or 18%, to $331,129,000, largely due to growth in the Bank’s three, five and seven-year adjustable rate mortgage products which increased $41,714,000 or 22%.

Commercial loans and leases increased by $14,924,000 or 3% during 2003, to $490,938,000 at December 31, 2003. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans.

Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment. In 2003, the marketplace continued to be characterized by lower rates and significant refinancing. Due largely to these market conditions, other commercial loans decreased by $7,506,000 or 5% during 2003 to $136,822,000 at year end.

In general, the Company’s commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages increased $30,780,000 or 12% during 2003, to $287,898,000 at year-end. Commercial construction credits declined $1,760,000 or 3% during the year, to $50,187,000 at December 31, 2003. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.

The Company’ equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. The Company’s equipment leasing business continued to suffer from clients’ reduction in capital spending throughout the most recent year. As a result, the leasing portfolio declined $6,590,000 or 29% in 2003, to $16,031,000 at year end.

Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans. The consumer loan portfolio rose 4% or $9,695,000 in 2003, to $242,861,000 at December 31, 2003. This increase was driven largely by an increase of $22,870,000 or 24% in home equity lines during 2003 to $118,687,000 at year end. This growth was primarily a result of the Company’s increased sales culture emphasis and the continuing low rate environment.

Table 4—Analysis of Loans and Leases

This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,

(In thousands)	2003	2002	2001	2000	1999

Residential real estate:
Residential mortgages	$331,129	$281,088	$255,256	$266,511	$235,153
Residential construction	88,500	73,585	84,541	44,078	34,721
Commercial loans and leases:
Commercial real estate	287,898	257,118	240,297	232,640	237,924
Commercial construction	50,187	51,947	54,478	60,313	42,256
Leases	16,031	22,621	27,345	31,304	0
Other commercial	136,822	144,328	119,420	119,130	92,674
Consumer	242,861	233,166	214,582	213,841	183,397
Total loans and leases	$1,153,428	$1,063,853	$995,919	$967,817	$826,125

Table 5—Loan and Lease Maturities and Interest Rate Sensitivity

	At December 31, 2003
	Remaining Maturities of Selected Credits in Years

(In thousands)	1 or less	Over 1-5	Over 5	Total

Residential construction loans	$88,210	$290	$0	$88,500
Commercial construction loans	50,187	0	0	50,187
Commercial loans not secured by real estate	82,635	41,480	12,707	136,822

Total	$221,032	$41,770	$12,707	$275,509

	At December 31, 2003
	Remaining Maturities of Selected Credits in Years

(In thousands)	1 or less	Over 1-5	Over 5	Total

Rate Terms:
Fixed	$16,507	$41,480	$12,707	$70,694
Variable or adjustable	204,525	290	0	204,815

Total	$221,032	$41,770	$12,707	$275,509

Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 5% or $48,053,000 to $998,205,000 at December 31, 2003, from $1,046,258,000 at December 31, 2002. This decrease was mainly the result of a decrease in U.S. Agency securities as the result of calls of these securities during 2003. The funds provided were utilized to fund the growth in the Company’s loan portfolio during 2003. The Company’s overall policy is to maximize earnings and maintain liquidity through an investment portfolio bearing low credit risk.

The Company has not traditionally used derivative instruments to hedge its market rate risk position. The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the Company’s equity securities. These derivatives do not expose the Company to credit risk, or to significant market risk. The Company had no derivatives at December 31, 2003 or at December 31, 2002.

The Company’s leverage programs, primarily investing in available-for-sale securities, and funded either by Federal Home Loan Bank of Atlanta advances or repurchase agreements with U. S. Government security dealers, are managed to better utilize available capital to achieve higher returns on equity and earnings per share. The percentage of the investment portfolio funded in this manner decreased to 27% at December 31, 2003, from 33% at December 31, 2002.

Table 6—Analysis of Securities

The composition of securities at December 31 for each of the latest three years was:

(Dollars in thousands)	2003	2002	2001

Available-for-Sale:(1)
U.S. Agency	$516,528	$571,688	$522,308
State and municipal	54,605	46,031	39,157
Mortgage-backed(2)	18,611	18,708	124,197
Corporate debt	16,786	16,757	11,878
Trust preferred	25,363	24,743	27,273
Marketable equity securities	7,567	7,659	7,816
Total	639,460	685,586	732,629
Held-to-Maturity and Other Equity
U.S. Agency	70,672	87,714	9,995
State and municipal	266,962	253,146	154,926
Other equity securities	21,111	19,812	16,929
Total	358,745	360,672	181,850
Total securities(3)	$998,205	$1,046,258	$914,479

(1)	At estimated fair value.

(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)	The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2003, 2002 or 2001.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2003 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7—Maturity Table for Debt Securities

					Years to Maturity
	Within		Over 1		Over 5		Over
	1		Through 5		Through 10		10

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities
Available-for-Sale
U. S. Agency	$396,291	3.82%	$117,285	3.46%	$418	6.00%	$0	0.00%	$513,994	3.74%
State and municipal	6,287	6.61	25,787	6.64	17,757	6.46	2,965	6.91	52,796	6.59
Mortgage-backed	1,893	4.46	15,088	5.02	1,571	5.67	0	0.00	18,552	5.02
Corporate debt	7,053	6.30	7,808	4.80	1,269	7.33	0	0.00	16,130	5.66
Trust preferred	0	0.00	15,616	9.69	4,867	9.23	2,610	8.24	23,093	9.43

Total	$411,524	3.91%	$181,584	4.63%	$25,882	6.84%	$5,575	7.53%	$624,565	4.27%

Debt Securities
Held-to-Maturity
U. S. Agency	$70,672	3.85%	$0	0.00%	$0	0.00%	$0	0.00%	$70,672	3.85%
State and municipal	23,021	6.24	107,464	6.51	131,817	7.06	4,660	6.90	266,962	6.76

Total	$93,693	4.44%	$107,464	6.51%	$131,817	7.06%	$4,660	6.90%	$337,634	6.15%

*	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate.

Other Earning Assets

Residential mortgage loans held for sale decreased $26,226,000 from 38,435,000 as of December 31, 2002 to $12,209,000 as of December 31, 2003 as the mortgage refinance market slowed considerably late in 2003. Originations and sales of these loans, and the resulting gains on sales, increased substantially during 2003 and 2002 under favorable interest rate conditions.

The aggregate of federal funds sold and interest-bearing deposits with banks increased 15% or $1,446,000 to $11,394,000 in 2003.

Bank owned life insurance increased $8.5 million (20%) to $51.4 million as of December 31, 2003.

Deposits and Borrowings

Total deposits were $1,561,830,000 at December 31, 2003, increasing $69,618,000 or 5% from $1,492,212,000 at December 31, 2002. Growth was achieved for noninterest-bearing demand deposits, up $47,736,000 or 15%, with increases recorded for both personal and business accounts. Interest-bearing deposits increased $21,882,000 or 2%, attributable in large part to regular savings and interest checking accounts, which increased by 22% (up $34,216,000) and 21% (up $38,892,000), respectively. This increase was mainly the result of a strong internal focus on building client relationships in the Company’s marketplace.

Total borrowings decreased $50,333,000 or 8% during 2003, to $563,381,000 at December 31, 2003, primarily as the result of a $31,608,000 decrease in retail repurchase agreements, as the lower interest rate environment in 2003 made these accounts less attractive to commercial customers.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2003, total stockholders’ equity increased 9% or $15,425,000 to $193,449,000 at December 31, 2003, from $178,024,000 at December 31, 2002. Internal capital generation (net income less dividends) was responsible for most of this increase in total stockholders’ equity. Internal capital generation added $21,341,000 to equity during 2003, representing a rate, when considered as a percentage of average total stockholders’ equity, of 12% for 2003, compared to 13% recorded in 2002.

Stockholders’ equity was negatively affected by a $3,718,000 or 36% decline in accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities) from $10,421,000 at December 31, 2002 to $6,703,000 at December 31, 2003. This change resulted primarily from declines in the value of available-for-sale securities when rates increased significantly in August (as the yield curve became steeper) and remained close to those levels through December. While these net unrealized gains are considered to be a part of stockholders’ equity under generally accepted accounting principles, they are not included in capital for purposes of computing regulatory capital ratios.

External capital formation, resulting from exercises of stock options and from stock purchases under the employee stock purchase plan, totaled $1,127,000 during 2003. Share repurchases amounted to $3,325,000 over the same period, for a net decrease in stockholders’ equity from these sources of $2,198,000. The ratio of average equity to average assets was 7.91% for 2003, as compared to 7.49% for 2002 and 7.24% for 2001.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2003, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 15.51%, a Tier 1 risk-based capital ratio of 14.34%, and a leverage ratio of 8.67%. Tier 1 capital of $202,658,000 and total qualifying capital of $219,166,000 each included $35,000,000 in trust preferred debt issuance as permitted under Federal Reserve Guidelines (see “Note 10-Long-Term Borrowings” of the Notes to the Consolidated Financial Statements). Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the holding Company’s banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, it is not possible to estimate the effect, if any, on the Company’s Tier 1 regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System. However, as of December 31, 2003, the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act and still would have been considered “well-capitalized” if the trust preferred securities had been excluded from regulatory capital. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 21-Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the “allowance”) to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis. This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 - Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The allowance is increased by provisions for credit losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for credit losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. There were no such provisions in 2003, while provisions amounted to $2,865,000 in

2002.     Net charge-offs of $156,000, $482,000 and $1,347,000, were recorded in 2003, 2002 and 2001, respectively. Considering the current levels of potential problem loans and non-performing assets and the low dollar level of net charge-offs reported in 2003 compared to recent history, management does not expect such low dollar levels of net charge-offs to continue. The ratio of net charge-offs to average loans and leases was 0.01% in 2003, compared to 0.05% in 2002. At December 31, 2003, the allowance for credit losses was $14,880,000, or 1.29% of total loans and leases, versus $15,036,000, or 1.41% of total loans and leases, at December 31, 2002.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such reviews may result in adjustments to the provision based upon their judgments of information available at the time of each examination.

Table 8 presents a five-year history for the allocation of the allowance, reflecting consistent use of the methodology outlined above, along with the credit mix (year-end credit balances by category as a percent of total loans and leases). The loan and lease categories were expanded beginning in 2002 to mirror the loan and lease breakout in Table 4 - Analysis of Loans and Leases. Such expansion of categories in the detail shown for the two most recent years is not practicable for prior years. The allowance is allocated in the following table to various loan and lease categories based on the methodology used to estimate loan losses, however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

Table 8 — Allowance for Credit Losses

	December 31,
	2003		2002		2001		2000		1999

		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix

Amount applicable to:
Residential real estate:
Residential mortgages	$2,733	29%	$2,338	26%	$1,301	26%	$1,969	28%	$1,744	28%
Residential construction	681	8	937	7	1,240	8	467	4	301	5

Total	3,414	37	3,275	33	2,541	34	2,436	32	2,045	33
Commercial loans and leases:
Commercial real estate	5,437	25	3,637	24
Commercial construction	553	4	1,966	5
Other commercial	2,338	12	2,191	14

Total	8,328	41	7,794	43	5,271	41	5,547	46	4,361	45
Leases	283	1	566	2	814	3	0	0	0	0

Total	8,611	42	8,360	45	6,085	44	5,547	46	4,361	45
Consumer	2,029	21	2,912	22	2,309	22	2,363	22	2,025	22
Unallocated	826		489		1,718		1,184		(200)

Total allowance	$14,880		$15,036		$12,653		$11,530		$8,231

During 2003, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2003, when measured against the total allowance, was 6% versus 3% a year earlier. The total allowance at December 31, 2003, including the unallocated portion, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

The allowance decreased by $156,000 (or 1%) during 2003, which was the amount of net charge-offs for the year. The required allowance for consumer loans decreased significantly during the year and was offset by smaller increases in the required allowance for commercial loans and leases and for residential real estate loans. The consumer loan portfolio grew by 4% over the period. However, the portion of the allowance attributed to this category decreased by 30% or $883,000 due primarily to lower requirements related to a decreased historical loan volume trend factor. Partially offsetting this decline was a 3% or $251,000 rise in the required allowance for commercial loans and leases during the year that equaled the percentage of growth in the portfolio. The required reserve pertaining to residential real estate loans also rose in 2003, by 4% or $139,000, while the portfolio as a whole grew by 18%. The rise in required reserves that would normally accompany portfolio growth was offset in this portfolio primarily by lower requirements related to a decreased historical loan volume trend factor for residential construction loans.

At December 31, 2003, total non-performing loans and leases were $2,855,000, or 0.25% of total loans and leases, compared to $2,745,000, or 0.26% of total loans and leases, at December 31, 2002. As shown in Table 10, the ratio of non-performing loans and leases to total loans and leases has been very consistent over the past five years except for 2001, which included a problem credit of a single borrower in the amount of approximately $5,125,000. The property securing this credit was sold in October 2002, and all principal, interest, and fees due to the Company were paid in full. The allowance represented 521% of non-performing loans and leases at December 31, 2003, versus coverage of 548% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $77,000 at December 31, 2003, compared to $0 at December 31, 2002.

The balance of impaired loans was $336,000 at December 31, 2003, with reserves of $120,000 against those loans, compared to $170,000 at December 31, 2002, with no reserves.

The Company’s borrowers are concentrated in five counties of the State of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 67% of total loans and leases at December 31, 2003, compared to 64% at December 31, 2002. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

Table 9 — Summary of Credit Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Balance of credit loss allowance, January 1	$15,036	$12,653	$11,530	$8,231	$7,350
Provision for credit losses	0	2,865	2,470	2,690	1,216
Allowance acquired	0	0	0	1,300	0
Loan and lease charge-offs:
Residential real estate	(148)	(165)	(23)	(220)	(67)
Commercial loans and leases	(122)	(467)	(1,180)	(246)	(123)
Consumer	(87)	(158)	(225)	(303)	(225)
Total charge-offs	(357)	(790)	(1,428)	(769)	(415)
Loan and lease recoveries:
Residential real estate	126	0	0	0	0
Commercial loans and leases	63	284	54	36	32
Consumer	12	24	27	42	48
Total recoveries	201	308	81	78	80
Net charge-offs	(156)	(482)	(1,347)	(691)	(335)
Balance of credit loss allowance, December 31	$14,880	$15,036	$12,653	$11,530	$8,231

Net charge-offs to average loans and leases	0.01%	0.05%	0.14%	0.08%	0.05%
Allowance to total loans and leases	1.29%	1.41%	1.27%	1.19%	1.00%

Table 10—Analysis of Credit Risk

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Non-accrual loans and leases(1)	$522	$588	$5,904	$684	$275
Loans and leases 90 days past due	2,333	2,157	1,903	1,809	1,710
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases(2)	2,855	2,745	7,807	2,493	1,985
Other real estate owned, net	77	0	50	380	163

Total non-performing assets	$2,932	$2,745	$7,857	$2,873	$2,148

Non-performing loans and leases to total loans and leases	0.25%	0.26%	0.78%	0.26%	0.24%
Allowance for credit loss to non-performing loans and leases	521%	548%	162%	462%	415%
Non-performing assets to total assets	0.13%	0.12%	0.38%	0.16%	0.13%

(1)	Gross interest income that would have been recorded in 2003 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $66,000, while interest actually recorded on such loans was $0.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $16,793,000 at December 31, 2003. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Market Risk Management

The Company’s net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.

The Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2003 is presented in Table 11. As indicated in the note to the table, the data was based in part on assumptions that are regularly reviewed for propriety. The accompanying analysis indicates an asset sensitive one-year cumulative GAP position of 18% of total assets, with approximately 45% of rate sensitive assets and approximately 31% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2003. The one-year cumulative GAP continues in an asset sensitive position, but reflects a larger positive GAP position than at the end of 2002. This was due to the maturity and subsequent replacement of a significant percentage of the investment portfolio throughout the year into shorter average life investments as well as the maturity and subsequent replacement of Federal Home Loan Bank of Atlanta borrowings into longer maturities than those that matured throughout the year. In addition, the Company had some maturities of short-term borrowings in the form of customer repurchase agreements that were not renewed. The investment portfolio is comprised of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates move in a downward direction. While senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP, the Company’s interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Company’s exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors. The following GAP analysis schedule sets out the time frames from December 31, 2003, in which the Company’s assets and liabilities are subject to repricing.

Table 11 — Interest Rate Sensitivity Analysis

	0-90	91-365	Over 1-3	Over 3-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Years
Rate Sensitive Assets (RSA):
Loans and leases	$460,501	$150,608	$254,101	$214,999	$73,219
Taxable securities	162,616	138,559	154,121	50,942	172,554
Nontaxable securities	12,725	19,755	42,560	86,850	157,523
Other investments	23,603	0	0	0	0
Total	659,445	308,922	450,782	352,791	403,296
Rate Sensitive Liabilities (RSL):
Interest-bearing demand deposits	6,662	19,985	53,292	53,292	91,041
Regular savings deposits	5,921	17,764	47,371	47,371	69,083
Money market savings deposits	18,665	55,995	149,319	94,532	58,211
Time deposits	120,397	157,190	62,551	64,806	63
Short-term borrowings and other RSL	142,868	365	188,006	150,706	81,436
Total	294,513	251,299	500,539	410,707	299,834
Cumulative GAP*	$364,932	$422,555	$372,798	$314,882	$418,344

As a percent of total assets	15.64%	18.11%	15.98%	13.49%	17.93%
Cumulative RSA to RSL	2.24	1.77	1.36	1.22	1.24

*	This analysis is based upon a number of significant assumptions including the following items. Loans and leases are repaid/rescheduled by contractual maturity adjusted for prepayment assumptions and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. Interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income and the fair value of equity capital resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At December 31, 2003, as at December 31, 2002, the simulation of a hypothetical change of minus 200 or more basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates (See Table 1). Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from December 31, 2003, the simulation analysis estimates that net interest income would decline (as computed) by 9.17% over a twelve month period given a decrease in interest rates of 100 basis points compared to a policy limit of 15%. In terms of equity capital on a fair value basis, the simulation analysis estimates that the fair value of equity capital would decline (as computed) by 20.41% given an increase in interest rates of 200 basis points compared to a policy limit of 27.5%.

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

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital, or the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company’s liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2003. All deposits, except time deposits of $100,000 or more, considered a stable funding source by management, equaled 66% of total earning assets at December 31, 2003. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan, lease and deposit maturities and calls, expected funding of loans and leases and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth, mortgage banking activities and leverage programs. Also considered are the greater sophistication of investment activities and changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Committee under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of December 31, 2003, show short-term investments exceeding short-term borrowings by $69,038,000 over the subsequent 90 days. This excess of liquidity over projected requirements for funds indicates that the Company can continue to increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $711,880,000 with the Federal Home Loan Bank of Atlanta, of which $360,702,000 was outstanding at December 31, 2003. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $262,562,000 at December 31, 2003, against which there were outstanding borrowings of $50,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2003.

The Company’s time deposits of $100,000 or more represented 8.6% of total deposits at December 31, 2003, and are shown by maturity in the table below.

	Months to Maturity

(Dollars in thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	TOTAL

Time deposits — $100 thousand or more	$39,203	$21,780	$19,855	$54,231	$135,069

Bancorp has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see “Market Risk Management,” above and “Note 6-Premises and Equipment,” “Note 10-Long-term Borrowings,” “Note 13-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 17-Financial Instruments with Off-balance Sheet Risk,” and “Note 19-Fair Value of Financial Instruments,” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of Bancorp’s obligations in connection with its Trust Preferred Securities, irrevocable letters of credit, and loan commitments, and the effects of covered call options, Bancorp has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The Trust Preferred Securities were issued by Sandy Spring Capital Trust I (the “Trust”), a subsidiary of Bancorp created for the purpose of issuing the Trust Preferred Securities and purchasing Bancorp’s junior subordinated debentures, which are its sole assets. These long-term borrowings bear a maturity date of November 30, 2029, which may be shortened, subject to conditions, to a date no earlier than November 30, 2004. Bancorp owns all of the Trust’s outstanding securities. Bancorp and the Trust believe that, taken together, Bancorp’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the offering of the Trust Preferred Securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations under the preferred. For additional information on off-balance sheet arrangements, please see “Note 17-Financial Instruments with Off-Balance Sheet Risk” and “Note 10-Long-term Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management,” and “Securities” above.

CHANGE IN INDEPENDENT AUDITORS

On April 7, 2003, Bancorp dismissed Stegman & Company (“Stegman”), which had previously served as independent auditors for the Bancorp. The reports of Stegman on the consolidated financial statements of Bancorp as of and for the fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The change in independent auditors was recommended by Bancorp’s Audit Committee and approved by Bancorp’s Board of Directors. In connection with its audit for the fiscal years ended December 31, 2002 and 2001, and in the interim period from January 1, 2003 through April 7, 2003, there were no disagreements with Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to such disagreements in its report on the consolidated financial statements for such years.

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2003	2002

Assets
Cash and due from banks	$38,397	$38,998
Federal funds sold	10,670	9,135
Interest-bearing deposits with banks	724	813
Residential mortgage loans held for sale	12,209	38,435
Investments available-for-sale (at fair value)	639,460	685,586
Investments held-to-maturity—fair value of $344,814 (2003) and $346,862 (2002)	337,634	340,860
Other equity securities	21,111	19,812
Total loans and leases	1,153,428	1,063,853
Less: allowance for credit losses	(14,880)	(15,036)

Net loans and leases	1,138,548	1,048,817
Premises and equipment, net	37,679	36,007
Accrued interest receivable	13,661	14,957
Goodwill	7,642	7,642
Other intangible assets, net	11,446	13,927
Other assets	64,161	52,415

Total assets	$2,333,342	$2,307,404

Liabilities
Noninterest-bearing deposits	$368,319	$320,583
Interest-bearing deposits	1,193,511	1,171,629

Total deposits	1,561,830	1,492,212
Short-term borrowings	413,223	488,214
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	35,000	35,000
Other long-term borrowings	115,158	90,500
Accrued interest payable and other liabilities	14,682	23,454

Total liabilities	2,139,893	2,129,380
Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,495,613 (2003) and 14,536,094 (2002)	14,496	14,536
Additional paid in capital	18,970	21,128
Retained earnings	153,280	131,939
Accumulated other comprehensive income	6,703	10,421

Total stockholders’ equity	193,449	178,024

Total liabilities and stockholders’ equity	$2,333,342	$2,307,404

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001

Interest income:
Interest and fees on loans and leases	$64,749	$72,710	$79,783
Interest on loans held for sale	1,113	976	780
Interest on deposits with banks	13	21	88
Interest and dividends on securities:
Taxable	32,076	37,239	37,873
Exempt from federal income taxes	14,214	11,230	8,174
Interest on federal funds sold	302	546	1,172

Total interest income	112,467	122,722	127,870
Interest expense:
Interest on deposits	13,675	19,833	35,597
Interest on short-term borrowings	17,531	16,351	17,543
Interest on long-term borrowings	6,226	7,929	8,122

Total interest expense	37,432	44,113	61,262

Net interest income	75,035	78,609	66,608
Provision for credit losses	0	2,865	2,470

Net interest income after provision for credit losses	75,035	75,744	64,138
Noninterest income:
Securities gains	996	2,016	346
Service charges on deposit accounts	8,032	7,839	7,307
Gains on sales of mortgage loans	5,723	3,940	2,608
Fees on sales of investment products	2,211	2,078	2,170
Trust department income	2,955	2,497	1,995
Insurance agency commissions	3,741	3,281	243
Income from bank owned life insurance	2,746	1,876	1,633
Income from early termination of a sublease	1,077	0	0
Other income	6,255	6,202	5,534

Total noninterest income	33,736	29,729	21,836
Noninterest expenses:
Salaries and employee benefits	38,084	38,571	29,595
Occupancy expense of premises	7,061	5,599	5,080
Equipment expenses	4,420	3,810	3,433
Marketing	2,500	1,907	1,474
Outside data services	2,523	2,415	2,342
Goodwill amortization	0	0	666
Amortization of intangible assets	2,480	2,659	2,512
Other expenses	10,158	9,000	9,516

Total noninterest expenses	67,226	63,961	54,618

Income before income taxes	41,545	41,512	31,356
Income tax expense	9,479	10,927	8,342

Net income	$32,066	$30,585	$23,014

Basic net income per share	$2.21	$2.11	$1.60
Diluted net income per share	$2.18	$2.08	$1.58
Dividends declared per share	$.74	$.69	$.61

See Notes to Consolidated Financials Statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$32,066	$30,585	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,718	6,052	6,225
Provision for credit losses	0	2,865	2,470
Deferred income taxes (benefits)	(430)	(433)	1,565
Origination of loans held for sale	(404,459)	(331,325)	(230,006)
Proceeds from sales of loans held for sale	436,408	313,512	222,303
Gains on sales of loans held for sale	(5,723)	(3,940)	(2,608)
Securities gains	(996)	(2,016)	(346)
Net decrease (increase) in accrued interest receivable	1,296	206	(39)
Net increase in other assets	(10,763)	(15,505)	(11,819)
Net increase (decrease) in accrued expenses	(9,471)	3,541	4,337
Other—net	4,715	(375)	(4,272)

Net cash provided by operating activities	49,361	3,167	10,824
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	89	27	(333)
Purchases of investments held-to-maturity	(115,220)	(219,319)	(79,656)
Purchases of other equity securities	(1,301)	(2,883)	(2,742)
Purchases of investments available-for-sale	(1,201,063)	(1,122,816)	(984,951)
Proceeds from sales of investments available-for-sale	197,231	316,295	142,658
Proceeds from maturities, calls and principal payments of investments held-to-maturity	118,278	43,338	49,235
Proceeds from maturities, calls and principal payments of investments available-for-sale	1,042,364	865,460	638,389
Proceeds from sales of other real estate owned	142	81	459
Net increase in loans and leases receivable	(89,762)	(67,963)	(28,184)
Acquisitions, net of cash acquired	0	0	(1,231)
Expenditures for premises and equipment	(5,547)	(7,366)	(4,712)

Net cash used in investing activities	(54,789)	(195,146)	(271,068)
Cash flows from financing activities:
Net increase in deposits	69,618	104,753	143,532
Net increase (decrease) in short-term borrowings	(105,833)	48,155	102,618
Proceeds from long-term borrowings	55,500	40,000	30,262
Common stock purchased and retired	(3,325)	0	0
Proceeds from issuance of common stock	1,127	833	2,767
Dividends paid	(10,725)	(10,012)	(8,881)

Net cash provided by financing activities	6,362	183,729	270,298

Net (decrease) increase in cash and cash equivalents	934	(8,250)	10,054
Cash and cash equivalents at beginning of year	48,133	56,383	46,329

Cash and cash equivalents at end of year	$49,067	$48,133	$56,383

Supplemental Disclosures:
Interest payments	$36,657	$44,838	$60,766
Income tax payments	12,384	9,291	9,236
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$187	$29	$82
Reclassification of borrowings from long-term to short-term	30,842	28,855	200
Details of acquisitions:
Fair value of assets acquired	$0	$0	$2,605
Fair value of liabilities assumed	0	0	(2,503)
Cash to be paid for acquisition	0	0	(2,227)
Purchase price in excess of net assets acquired	0	0	3,725

Cash paid	0	0	1,600
Less cash acquired	0	0	(369)

Net cash paid for acquisition	$0	$0	$1,231

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at January 1, 2001	$9,553	$22,511	$97,233	$(2,147)	$127,150
Increase in beginning shares as a result of 3-for-2 stock split in the form of a stock dividend	4,777	(4,777)
Comprehensive Income:
Net income			23,014		23,014
Other comprehensive income, net of tax (unrealized gains on securities of $6,394, net of reclassification adjustment for gains of $311)				6,083	6,083

Total comprehensive income					29,097
Cash dividends—$0.61 per share			(8,881)		(8,881)
Common stock issued pursuant to:
Dividend reinvestment and stock purchase plan—67,947 shares	68	1,447			1,515
Stock option plan—79,521 shares	80	1,045			1,125
Employee stock purchase plan—5,931 shares	6	121			127

Balances at December 31, 2001	14,484	20,347	111,366	3,936	150,133
Comprehensive Income:
Net income			30,585		30,585
Other comprehensive income, net of tax (unrealized gains on securities of $7,336, net of reclassification adjustment for gains of $851)				6,485	6,485
Total comprehensive income					37,070
Cash dividends—$0.69 per share			(10,012)		(10,012)
Common stock issued pursuant to:
Stock option plan—39,529 shares	38	392			430
Employee stock purchase plan—14,841 shares	14	389			403

Balances at December 31, 2002	14,536	21,128	131,939	10,421	178,024
Comprehensive Income:
Net income			32,066		32,066
Other comprehensive income, net of tax (unrealized losses on securities of $4,304, net of reclassification adjustment for gains of $586)				(3,718)	(3,718)

Total comprehensive income					28,348
Cash dividends—$0.74 per share			(10,725)		(10,725)
Stock repurchases—105,460 shares	(105)	(3,220)			(3,325)
Common stock issued pursuant to:
Stock option plan—49,923 shares	49	604			653
Employee stock purchase plan—16,801 shares	16	458			474

Balances at December 31, 2003	$14,496	$18,970	$153,280	$6,703	$193,449

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly-owned subsidiary, Sandy Spring Bank (the “Bank”), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2003. The following is a summary of the more significant accounting policies:

Nature of Operations

Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, and personal trust services. The Company operates in the five Maryland counties of Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s, and has a concentration in residential and commercial mortgage loans.

Policy for Consolidation

The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of Sandy Spring Bancorp (Parent Only) include its investment in the Bank under the equity method of accounting.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company’s current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2003 or December 31, 2002.

Investments Held-to-Maturity and Other Equity Securities

Investments held-to-maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at time of purchase are recorded at cost. The carrying values of securities held-to-maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

Investments Available-for-Sale

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income, a separate component of stockholders’ equity. The carrying values of securities available-for-sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Leases

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Lease financing assets, all of which are direct financing leases, include aggregate lease rentals, net of related unearned income. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. The Company generally places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding.

Allowance for Credit Losses

The allowance for credit losses (“allowance”) represents an amount which, in management’s judgment, will be adequate to absorb probable losses on outstanding loans and leases, as well as other extensions of credit, that may become uncollectible. The allowance represents an estimation made pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

The formula allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes and (7) quality of the Company’s credit risk identification processes.

The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss embedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware, and 10 to 40 years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

Other Real Estate Owned (OREO)

OREO, which is included in other assets, is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods not exceeding 15 years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years. Note 7 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No. 142.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock Compensation Plans

At December 31, 2003, the Company had two stock-based employee compensation plans in existence, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan as described more fully in Note 12. The Company accounts for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three years ended December 31.

(In thousands, except per share data)	2003	2002	2001

Net income, as reported	$32,066	$30,585	$23,014
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,574)	(1,215)	(1,041)

Pro forma net income	$30,492	$29,370	$21,973

Net income per share:
Basic—as reported	$2.21	$2.11	$1.60
Basic—pro forma	$2.10	$2.02	$1.53
Diluted—as reported	$2.18	$2.08	$1.58
Diluted—pro forma	$2.07	$1.99	$1.51

Advertising Costs

Advertising costs are included in noninterest expenses.

Earnings Per Common Share

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company’s consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later then the end of the first reporting period that ends after March 15, 2004. Accordingly, the Company has chosen to postpone de-consolidation of the trust preferred securities until March 31, 2004. The overall effect on the Company’s financial position and operating results of this de-consolidation will not be material. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company’s financial condition or results of operations upon adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company’s financial condition or results of operations upon adoption of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures to those required in SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this Statement as of December 31, 2003 and all required disclosures have been made in accordance with this Statement.

Note 2—Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2003 was $2,272,000 and in 2002 was $2,188,000.

Note 3—Investments Available-for-Sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are as follows:

	2003				2002

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$513,994	$3,770	$(1,236)	$516,528	$561,796	$10,001	$(109)	$571,688
State and municipal	52,796	1,993	(184)	54,605	44,348	1,726	(43)	46,031
Mortgage-backed	18,552	341	(282)	18,611	18,078	636	(6)	18,708
Corporate debt	16,130	656	0	16,786	15,979	794	(16)	16,757
Trust preferred	23,093	2,270	0	25,363	23,263	1,480	0	24,743

Total debt securities	624,565	9,030	(1,702)	631,893	663,464	14,637	(174)	677,927
Marketable equity securities	3,949	3,618	0	7,567	5,144	2,515	0	7,659

Total investments available-for-sale	$628,514	$12,648	$(1,702)	$639,460	$668,608	$17,152	$(174)	$685,586

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2003 are as follows:

	Continuous Unrealized Losses
	Existing for:

				Total
Available-For-Sale		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S. Agency	$171,725	$1,236	$0	$1,236
State and municipal	8,161	169	15	184
Mortgage-backed	10,618	280	2	282

	$190,504	$1,685	$17	$1,702

The available-for-sale investment portfolio has a fair value of approximately $639 million of which approximately $191 million of the securities have some unrealized losses as compared to amortized cost. Of these securities, $172 million, or 90%, are U.S. Agency bonds, $11 million, or 6% are mortgage-backed securities and the remaining 4% are state and municipal bonds. Approximately 99% of the bonds are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk (2.37 years), low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair values of debt securities available-for-sale at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2003		2002
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$411,524	$412,171	$432,230	$436,141
Due after one year through five years	181,584	186,588	198,642	207,094
Due after five years through ten years	25,882	27,384	26,725	28,585
Due after ten years	5,575	5,750	5,867	6,107

Total debt securities available-for-sale	$624,565	$631,893	$663,464	$677,927

Sale of investments available-for-sale during 2003, 2002 and 2001 resulted in the following:

(In thousands)	2003	2002	2001
Proceeds	$197,231	$316,295	$142,658
Gross gains	1,782	3,472	708
Gross losses	813	1,434	566

At December 31, 2003 and 2002, investments available-for-sale with a carrying value of $407,430,000 and $479,573,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2003 and 2002.

Note 4—Investments Held-to-Maturity and Other Equity Securities

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are as follows:

	2003				2002
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$70,672	$193	$(195)	$70,670	$87,714	$1,049	$0	$88,763
State and municipal	266,962	8,303	(1,121)	274,144	253,146	6,343	(1,390)	258,099

Total investments held-to-maturity	$337,634	$8,496	$(1,316)	$344,814	$340,860	$7,392	$(1,390)	$346,862

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2003 are as follows:

	Continuous Unrealized Losses
	Existing for:

				Total
Held-to-Maturity		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S Agency	$36,052	$195	$0	$195
State and municipal	55,290	541	580	1,121

	$91,342	$736	$580	$1,316

The held-to-maturity investment portfolio has a fair value of approximately $345 million of which approximately $91 million of the securities have some unrealized losses as compared to amortized cost. Of these securities, $36 million, or 40%, are U.S. Agency bonds and $55 million, or 60%, are state and municipal bonds. Approximately 90% of the bonds are rated AAA and 9% are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.5 years), low credit risk, and minimal losses (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held-to-maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2003		2002

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$93,693	$93,952	$102,177	$103,480
Due after one year through five years	107,464	109,548	86,071	87,645
Due after five years through ten years	131,817	136,587	148,243	151,289
Due after ten years	4,660	4,727	4,369	4,448

Total debt securities held-to-maturity	$337,634	$344,814	$340,860	$346,862

At December 31, 2003 and 2002, investments held-to-maturity with a book value of $114,413,000 and $101,484,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2003 or 2002.

Other equity securities at December 31 are as follows:

(In thousands)	2003	2002

Federal Reserve Bank stock	$1,826	$1,826
Federal Home Loan Bank of Atlanta stock	19,285	17,986
Total	$21,111	$19,812

Note 5—Loans and Leases

Major categories at December 31 are presented below:

(In thousands)	2003	2002

Residential real estate	$419,629	$354,673
Commercial loans and leases	490,938	476,014
Consumer	242,861	233,166

Total loans and leases	1,153,428	1,063,853
Less: allowance for credit losses	(14,880)	(15,036)

Net loans and leases	$1,138,548	$1,048,817

In the table, home equity loans are classified as consumer; commercial real estate and commercial construction loans are classified as commercial loans and leases; and, residential construction credits are classified as residential real estate.

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:

(In thousands)	2003	2002	2001

Balance at beginning of year	$15,036	$12,653	$11,530
Provision for credit losses	0	2,865	2,470
Loan charge-offs	(357)	(790)	(1,428)
Loan recoveries	201	308	81
Net charge-offs	(156)	(482)	(1,347)
Balance at end of year	$14,880	$15,036	$12,653

Information regarding impaired loans at December 31, and for the respective years, is as follows:

(In thousands)	2003	2002	2001

Impaired loans and leases with a valuation allowance	$148	$0	$91
Impaired loans and leases without a valuation allowance	188	170	5,498
Total impaired loans and leases	$336	$170	$5,589

Allowance for credit losses related to impaired loans and leases	$120	$0	$91
Allowance for credit losses related to other than impaired loans and leases	14,760	15,036	12,562
Total allowance for credit losses	$14,880	$15,036	$12,653

Average impaired loans for the year	$329	$4,135	$1,625
Interest income on impaired loans recognized on a cash basis	$7	$672	$0

Note 6—Premises and Equipment

Premises and equipment at December 31 consist of:

(In thousands)	2003	2002

Land	$8,505	$8,505
Buildings and leasehold improvements	33,643	29,926
Equipment	21,763	19,789

Total premises and equipment	63,911	58,220
Less: accumulated depreciation and amortization	(26,232)	(22,213)
Net premises and equipment	$37,679	$36,007

Depreciation and amortization expense for premises and equipment amounted to $4,133,000 for 2003, $3,286,000 for 2002 and $2,967,000 for 2001.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $3,301,000 (2003), $2,787,000 (2002) and $2,465,000 (2001). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2003 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases

2004	$3,236
2005	3,143
2006	2,970
2007	2,649
2008	2,462
Thereafter	13,221

Total minimum lease payments	$27,681

Note 7—Goodwill and Other Intangible Assets

Effective January 1, 2002, goodwill is no longer being amortized but rather is tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill are being amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

	2003				2002

				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(In thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$8,751	$1,109	$7,642	—	$8,751	$1,109	$7,642	—
Unidentifiable intangible assets resulting from branch acquisitions	17,854	7,712	10,142	5.7	17,854	5,926	11,928	6.7
Core deposit intangible assets	3,895	3,895	0	—	3,895	3,360	535	0.8
Other identifiable assets	1,637	333	1,304	10.1	1,637	173	1,464	10.8

Total	$32,137	$13,049	$19,088		$32,137	$10,568	$21,569

Future estimated annual amortization expense is presented below:

(In thousands)
Year	Amount

2004	$1,945
2005	1,945
2006	1,945
2007	1,900
2008	1,892

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. The Company also performed an annual test for impairment as of October 1, 2003 and 2002. As a result of both the initial and annual assessment reviews, the Company determined that there was no impairment of goodwill at either date. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

The Company adopted SFAS No. 142 effective January 1, 2002. The following presents the pro forma effects of applying SFAS No. 142 for the three years ended December 31:

	Years ended December 31,

(Dollars in thousands except per share data)	2003	2002	2001

Goodwill amortization:
Pre-tax	$0	$0	$666
After-tax	0	0	428
Net income:
Reported	$32,066	$30,585	$23,014
Add back: goodwill amortization, net of tax effect	0	0	428
Adjusted net income	$32,066	$30,585	$23,442

Basic net income per share:
Reported	$2.21	$2.11	$1.60
Goodwill amortization	0.00	0.00	0.03

Adjusted net income per share	$2.21	$2.11	$1.63

Diluted net income per share:
Reported	$2.18	$2.08	$1.58
Goodwill amortization	0.00	0.00	0.03

Adjusted net income per share	$2.18	$2.08	$1.61

Note 8—Deposits

Deposits outstanding at December 31 consist of:

(In thousands)	2003	2002

Noninterest-bearing deposits	$368,319	$320,583
Interest-bearing deposits:
Demand	224,272	185,380
Money market savings	376,722	398,539
Regular savings	187,510	153,294
Time deposits of less than $100,000	269,938	308,169
Time deposits of $100,000 or more	135,069	126,247

Total interest-bearing deposits	1,193,511	1,171,629

Total deposits	$1,561,830	$1,492,212

Interest expense on time deposits of $100,000 or more amounted to $3,456,800, $3,728,800 and $5,650,000 for 2003, 2002, and 2001, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)
2004	2005	2006	2007	2008	Total

$277,587	$50,246	$12,306	$27,469	$37,399	$405,007

Note 9—Short-term Borrowings

Information relating to short-term borrowings is as follows for the years ended December 31:

	2003		2002

(Dollars in thousands)	Amount	Rate	Amount	Rate

At Year End:
Federal Home Loan Bank of Atlanta advances	$245,544	5.40%	$268,927	5.21%
Retail repurchase agreements	117,679	0.40	149,287	0.75
Other short-term borrowings	50,000	2.73	70,000	2.94
Total	$413,223	3.65%	$488,214	3.52%

Average for the Year:
Federal Home Loan Bank of Atlanta advances	$283,750	5.40%	$240,043	5.29%
Retail repurchase agreements	137,111	.57	150,775	1.12
Other short-term borrowings	44,521	3.22	62,951	3.11
Maximum Month-end Balance:
Federal Home Loan Bank of Atlanta advances	$302,398		$268,927
Retail repurchase agreements	152,621		169,128
Other short-term borrowings	64,000		75,000

The Company pledges U.S. Government Agency securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the “FHLB”) under which it may borrow up to $711,880,000 at interest rates based upon current market conditions, of which $360,702,000 was outstanding at December 31, 2003. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $262,562,000 at December 31, 2003, against which there were outstandings of $50,000,000.

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

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)	2003	2002

FHLB 6.45% Advance due 2006	$150	$250
FHLB 6.68% Advance due 2006	150	250
FHLB 5.26% Advance due 2006	0	30,000
FHLB 5.35% Advance due 2009	10,000	10,000
FHLB 6.25% Advance due 2010	10,000	10,000
FHLB 2.51% Advance due 2012	40,000	40,000
FHLB 1.92% Advance due 2013	25,000	0
FHLB 4.13% Advance due 2013	2,858	0
FHLB 2.50% Advance due 2008	27,000	0

Total other long-term borrowings	$115,158	$90,500

The 6.45% and 6.68% advances due in 2006 are principal reducing with payments of $50,000 semi-annually. Interest on these instruments is generally paid monthly. FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans amounting to $301,398,000 at December 31, 2003 as collateral under the borrowing agreement with the FHLB.

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

In 2003, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5%, or approximately 727,000 shares of the Company’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 49,560 shares of its common stock under a prior share repurchase program, which expired on March 31, 2003 and has purchased 55,900 shares under the current share repurchase program through December 31, 2003.

The Company has an Investors Choice Plan (the “Plan”), which is sponsored and administered by the American Stock Transfer and Trust Company (“AST”) as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through AST at low commissions. Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares. Share purchases pursuant to the Plan are made in the open market. The Plan also allows participants to deposit their stock certificates with AST for safekeeping or sale.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2003, the Bank could have paid additional dividends of $55,177,000 to its parent company without regulatory approval. In conjunction with the Company’s trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2003 and 2002. There were no other loans outstanding between the Bank and the Company at either year end.

Note 12—Stock Option Plan

The Company’s 1999 Stock Option Plan (“Option Plan”) provides for the granting of non-qualifying stock options to the Company’s directors and incentive and non-qualifying stock options to selected key employees on a periodic basis at the discretion of the Board. The Option Plan authorizes the issuance of up to 1,600,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within ten years and vest over a period of two years. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 Stock Option Plan will continue until exercise or expiration.

The following is a summary of changes in shares under option for the years ended December 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	675,126	$22.41	557,068	$19.12	509,262	$14.53
Granted	189,489	38.91	168,814	31.25	143,394	32.25
Cancelled	(13,375)	26.46	(11,227)	27.63	(16,067)	16.77
Exercised	(49,923)	14.49	(39,529)	12.33	(79,521)	13.86

Balance, end of year	801,317	$26.74	675,126	$22.41	557,068	$19.12

Weighted average fair value of options granted during the year		$11.95		$9.05		$10.42

The following table summarizes information about options outstanding at December 31, 2003:

		Options Outstanding		Exercisable Options

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contracted Life	Average	Exercisable	Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price

$8.17-$11.09	33,750	1.9	$9.53	33,750	$9.53
$12.17-$14.54	156,796	6.4	14.30	156,796	14.30
$16.42-$20.33	131,937	5.2	17.55	131,937	17.55
$31.25-$32.25	289,345	8.5	31.70	235,441	31.80
$38.91	189,489	10.0	38.91	63,183	38.91

	801,317	7.6	26.74	621,107	23.87

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

	2003	2002	2001

Dividend yield	2.12%	2.12%	2.10%
Expected volatility	27.93%	29.94%	30.87%
Risk-free interest rate	3.66%	3.73%	4.70%
Expected lives (in years)	8	8	9

Note 13—Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2003, are based on the benefit earned as of December 31, 2002, plus benefits earned in future years of service based on the employee’s compensation during each such year. The Company’s funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

The Plan’s funded status as of December 31 is as follows:

(Dollars in thousands)	2003	2002

Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$9,647	$8,189
Service cost	1,140	830
Interest cost	731	581
Actuarial loss	2,156	290
Projected benefit payments	(264)	(243)

Projected obligation at December 31	13,410	9,647

Accumulated Benefit Obligation at December 31	11,121	8,061
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	9,115	7,423
Actual return on plan assets	1,819	(565)
Employer contributions	1,650	2,500
Benefit payments	(264)	(243)

Fair value of plan assets at December 31	12,320	9,115

Funded Status:
Funded status at December 31	(1,090)	(532)
Unrecognized prior service cost (benefit)	(1,282)	(1,344)
Unrecognized net actuarial loss	5,422	4,590

Prepaid pension cost included in other assets	$3,050	$2,714

Amounts recognized in the balance sheet consist of a prepaid benefit cost of $3,050,000 and $2,714,000 for the years ended December 31, 2003 and December 31, 2002, respectively.

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2003	2002	2001

Service cost for benefits earned	$1,140	$830	$671
Interest cost on projected benefit obligation	731	581	512
Expected return on plan assets	(787)	(622)	(677)
Amortization of prior service cost	(62)	(63)	(63)
Recognized net actuarial loss	293	157	44
Net periodic benefit cost	$1,315	$883	$487

Additional Information

Weighted Average Assumptions used to determine benefit obligations at December 31:

	2003	2002

Discount rate	6.50%	7.00%
Rate of compensation increase	4.50%	4.50%

Weighted Average Assumptions used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001

Discount rate	7.00%	7.25%	7.50%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The expected rate of return on assets of 8% reflects the Plan’s predominant investment of assets in equity type securities and an analysis of the average rate of return of the S & P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years weighted by 66.7% and 33.3%, respectively.

Plan Assets

The Company’s pension plan weighted-average allocations at December 31, 2003, and 2002, by asset category are as follows:

Asset Category	2003	2002
Equity securities	66.1%	65.4%
Debt securities	24.4%	32.9%
Cash, other	9.5%	1.7%

Total	100.0%	100.0%

The Company has a written investment policy approved by the Board of Directors that governs the investment of the defined benefit pension fund trust portfolio. The investment policy is designed to provide limits on risk that is undertaken by the investment managers both in terms of market volatility of the portfolio and the quality of the individual assets that are held in the portfolio. The investment policy statement focuses on the following areas of concern: preservation of capital, diversification, risk tolerance, investment duration, rate of return, liquidity and investment management costs. Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio; and ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency denominated debt instruments are not permitted. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. A Retirement Plan Investment Committee meets quarterly to review the activities of the investment managers to ensure adherence with the investment policy statement.

Contributions

The Company, with input from its actuaries, estimates that the 2004 contribution will be approximately $1.8 million which will maintain the pension plan’s fully funded status.

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of

Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in noninterest expenses, totaled $916,000 in 2003, $2,843,000 in 2002, and $1,828,000 in 2001.

The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments are made annually and amounts included in noninterest expense under the plan amounted to $370,000 in 2003, $2,028,000 in 2002, and $1,704,000 in 2001.

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit costs included in noninterest expenses for 2003, 2002 and 2001 were $553,000, $384,000, and $232,000, respectively.

The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. Expenses under the plan, covering insurance premium and out-of-pocket expense reimbursement benefits, totaled $224,000 in 2003, $115,000 in 2002, and $66,000 in 2001.

Note 14—Income Taxes

Income tax expense for the years ended December 31 consists of:

(In thousands)	2003	2002	2001

Current Income Taxes:
Federal	$8,917	$8,637	$8,157
State	992	1,857	1,750

Total current	9,909	10,494	9,907
Deferred Income Taxes (Benefit):
Federal	(446)	356	(1,289)
State	16	77	(276)

Total deferred	(430)	433	(1,565)

Total income tax expense	$9,479	$10,927	$8,342

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(Dollars in thousands)	2003	2002

Deferred Tax Assets:
Allowance for credit losses	$4,824	$4,776
Intangible assets	2,072	1,829
Net operating loss carryforward	167	207
Other	1,626	478
Gross deferred tax assets	8,689	7,290
Deferred Tax Liabilities:
Depreciation	(1,458)	(1,353)
Unrealized gains on investments available-for-sale	(4,243)	(6,557)
Pension plan costs	(1,367)	(1,234)
Deferred loan fees and costs	(1,273)	(1,016)
Other	(953)	(495)
Gross deferred tax liabilities	(9,294)	(10,655)
Net deferred tax (liabilities) assets	$(605)	$(3,365)

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss (NOL) carryforward of $409,000, which expires in 2008. The NOL carryforward is a result of an acquisition in 1993 and is subject to annual limitations under IRS Code Section 382.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2003	2002	2001

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(13.2)	(10.2)	(10.1)
State income taxes, net of federal income tax benefits	1.6	1.3	2.0
Other	(.6)	.3	(0.2)
Effective tax rate	22.8%	26.4%	26.7%

Note 15 — Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share data)	2003	2002	2001

Basic:
Net income available to common stockholders	$32,066	$30,585	$23,014
Average common shares outstanding	14,493	14,508	14,389
Basic net income per share	$2.21	$2.11	$1.60

Diluted:
Net income available to common stockholders	$32,066	$30,585	$23,014
Average common shares outstanding	14,493	14,508	14,389
Stock option adjustment	215	214	169
Average common shares outstanding — diluted	14,708	14,722	14,558
Diluted net income per share	$2.18	$2.08	$1.58

As of December 31, 2003 options for 189,489 shares of common stock were not included in computing diluted net income per share because their effects were antidilutive.

Note 16 — Related Party Transactions

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

(In thousands)	2003	2002

Balance at January 1	$28,886	$16,726
Additions	7,894	13,533
Repayments	(14,335)	(1,373)

Balance at December 31	$22,445	$28,886

Note 17 — Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company has various outstanding credit commitments that are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company’s lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable. Management does not anticipate that losses, if any, which may occur as a result of these commitments, would materially affect the stockholders’ equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $229,140,000 at December 31, 2003, and $203,371,000 at December 31, 2002. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of equity lines at year end amounted to $203,287,000 in 2003 and $165,410,000 in 2002. The Company’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $22,241,000 at December 31, 2003, and $22,004,000 at December 31, 2002, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance, and are seldom exercised. Collateral held varies and is required in instances which the Company deems necessary. At December 31, 2003, a significant portion of the letters of credit were collateralized.

Note 18 — Litigation

In the normal course of business, the Company may become involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 19 — Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 97.1% of the Company’s assets and 99.3% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and temporary investments(1)	$62,000	$62,181	87,381	$87,942
Investments available-for-sale	639,460	639,460	685,586	685,586
Investments held-to-maturity and other equity securities	358,745	365,925	360,672	366,674
Loans, net of allowances	1,138,548	1,146,747	1,048,817	1,079,129
Accrued interest receivable and other assets(2)	66,861	66,861	59,379	59,379
Financial Liabilities
Deposits	$1,561,830	$1,564,560	$1,492,212	$1,497,733
Short-term borrowings	413,223	439,866	488,214	490,601
Long-term borrowings	150,158	158,148	125,500	135,085
Accrued interest payable and other liabilities(2)	3,722	3,722	3,692	3,692

		Estimated		Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Off-Balance Sheet Financial Assets
Commitments to extended credit(3)	$432,427	$273	$368,781	$163
Irrevocable letters of credit	22,241	111	22,004	110

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.

(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

(3)	Includes loan and credit line commitments and unused portions of equity lines.

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Investments:

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

Investments. The fair value for U.S. Agency, state and municipal, and corporate debt securities was based upon quoted market bids; for mortgage-backed securities upon bid prices for similar pools of fixed and variable rate assets, considering current market spreads and prepayment speeds; and, for equity securities upon quoted market prices.

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

Deposits. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

The fair value of time deposits was based upon the discounted value of contractual cash flows at current rates for deposits of similar remaining maturity.

Short-term borrowings. The carrying amount approximated the fair value of repurchase agreements due to their variable interest rates. The fair value of Federal Home Loan Bank of Atlanta advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Long-term borrowings. The fair value of the Federal Home Loan Bank of Atlanta advances and Trust Preferred securities was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Accrued interest payable and other liabilities. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

Off-balance sheet instruments. The fair value of commitments to extend credit and irrevocable letters of credit was estimated based upon the amount of unamortized fees collected or paid incident to granting or receiving the commitment.

Note 20 — Parent Company Financial Information

The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company’s consolidated financial statements are presented below:

Balance Sheets

	December 31,
(In thousands)	2003	2002

Assets
Cash and due from banks	$5,751	$6,259
Investments available-for-sale (at fair value)	8,627	8,621
Investment in subsidiary	181,882	165,556
Loan from subsidiary	33,565	33,565
Other assets	1,427	1,366
Total assets	$231,252	$215,367

Liabilities
Long-term borrowings	$35,000	$35,000
Accrued expenses and other liabilities	2,803	2,343

Total liabilities	37,803	37,343
Stockholders’ Equity
Common stock	14,496	14,536
Additional paid in capital	18,970	21,128
Retained earnings	153,280	131,939
Accumulated other comprehensive income	6,703	10,421
Total stockholders’ equity	193,449	178,024

Total liabilities and stockholders’ equity	$231,252	$215,367

Statements of Income

	Years Ended December 31,
(In thousands)	2003	2002	2001

Income:
Cash dividends from subsidiary	$10,725	$10,012	$8,881
Securities gains	1,401	1,151	0
Other income, principally interest	3,482	3,567	3,634

Total income	15,608	14,730	12,515
Expenses:
Interest	3,281	3,281	3,281
Other expenses	823	707	610
Total expenses	4,104	3,988	3,891
Income before income taxes and equity in undistributed income of subsidiary	11,504	10,742	8,624
Income tax expense (benefit)	213	259	(90)
Income before equity in undistributed income of subsidiary	11,291	10,483	8,714
Equity in undistributed income of subsidiary	20,775	20,102	14,300
Net income	$32,066	$30,585	$23,014

Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$32,066	$30,585	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(20,775)	(20,102)	(14,300)
Securities gains	(1,401)	(1,151)	0
Net change in other liabilities	84	467	(30)
Other — net	(146)	63	114

Net cash provided by operating activities	9,828	9,862	8,798
Cash Flows from Investing Activities:
Purchases of investments available-for-sale	(426)	(682)	(333)
Proceeds from sales of investments available-for-sale	3,013	2,302	36
Net cash provided (used) by investing activities	2,587	1,620	(297)
Cash Flows from Financing Activities:
Common stock purchased and retired	(3,325)	0	0
Proceeds from issuance of common stock	1,127	833	2,767
Dividends paid	(10,725)	(10,012)	(8,881)
Net cash used by financing activities	(12,923)	(9,179)	(6,114)

Net increase (decrease) in cash and cash equivalents	(508)	2,303	2,387
Cash and cash equivalents at beginning of year	6,259	3,956	1,569

Cash and cash equivalents at end of year	$5,751	$6,259	$3,956

Note 21 — Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003 and 2002, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to risk weighted assets):
Company	$219,166	15.51%	$113,070	8.00%	N/A
Sandy Spring Bank	205,654	14.64	112,404	8.00	$140,505	10.00%
Tier 1 Capital (to risk weighted assets):
Company	202,658	14.34	56,535	4.00	N/A
Sandy Spring Bank	157,198	11.19	56,202	4.00	84,303	6.00
Tier 1 Capital (to average assets):
Company	202,658	8.67	70,162	3.00	N/A
Sandy Spring Bank	157,198	6.75	69,860	3.00	116,434	5.00
As of December 31, 2002:
Total Capital (to risk weighted assets):
Company	$197,202	14.95%	$105,529	8.00%	N/A
Sandy Spring Bank	182,603	13.93	104,850	8.00	$131,063	10.00%
Tier 1 Capital (to risk weighted assets):
Company	181,034	13.72	52,765	4.00	N/A
Sandy Spring Bank	133,943	10.22	52,425	4.00	78,638	6.00
Tier 1 Capital (to average assets):
Company	181,034	8.08	67,225	3.00	N/A
Sandy Spring Bank	133,943	6.00	66,948	3.00	111,580	5.00

Note 22 — Quarterly Financial Results (Unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2003 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2003
Interest income	$29,236	$27,991	$27,912	$27,328
Net interest income	19,163	18,247	18,775	18,850
Provision for credit losses	0	0	0	0
Income before income taxes	10,963	11,674	10,622	8,286
Net income	8,328	8,736	8,218	6,784
Basic net income per share	$0.57	$0.61	$0.57	$0.46
Diluted net income per share	0.56	0.60	0.56	0.46
2002
Interest income	$29,694	$31,032	$30,968	$31,028
Net interest income	18,581	20,043	19,846	20,139
Provision for credit losses	1,185	985	395	300
Income before income taxes	8,896	9,625	11,219	11,772
Net income	6,560	7,134	8,204	8,687
Basic net income per share	$0.45	$0.50	$0.56	$0.60
Diluted net income per share	0.45	0.48	0.56	0.59

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832

We have audited the accompanying consolidated balance sheet of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Frederick, Maryland
January 22, 2004

REPORT OF INDEPENDENT AUDITORS

Audit Committee of the
Board of Directors and Shareholders of
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
January 31, 2003

Sandy Spring Bancorp, Inc. and Subsidiaries
MANAGEMENT’S STATEMENT OF RESPONSIBILITY

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company’s operations and is reliable and relevant to a meaningful appraisal of the Company.

Management has prepared the financial statements in accordance with generally accepted accounting principles, making appropriate use of estimates and judgment, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analysis, and use of the non-GAAP efficiency ratio, as described in this report, all financial information is consistent with the audited financial statements.

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

Management assessed Sandy Spring Bancorp, Inc.’s internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sandy Spring Bancorp, Inc. maintained effective internal control over financial reporting, presented in conformity with generally accepted accounting principles and applicable Federal Reserve requirements as of December 31, 2003.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders, designated by the Federal Deposit Insurance Corporation or the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by Sandy Spring Bancorp, Inc. subsidiary Sandy Spring Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the subsidiary insured depository institution complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2003.

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

The independent public accounting firms of McGladrey and Pullen, LLP, in 2003 and Stegman & Company in 2002 and 2001 have examined the Company’s financial records. The preceding opinion statements are based upon knowledge of the Company’s accounting systems, as well as on tests and other audit procedures performed in accordance with generally accepted auditing standards.

/s/ Hunter R. Hollar	/s/ James H. Langmead
Hunter R. Hollar	James H. Langmead
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

OTHER MATERIAL REQUIRED BY FORM 10-K

Business

General

Sandy Spring Bancorp, Inc. (“the Company”) is the one-bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 30 community offices located in Anne Arundel, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank’s deposit accounts are insured by the Bank Insurance Fund (“BIF”) administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank’s primary market area of Anne Arundel, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (SSIC), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

The Company’s and the Bank’s principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400. The Company’s Website is located at www.sandyspringbank.com.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of December 31, 2003, the Company had $15.9 million in Shared National Credits outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2003, other financial institutions had $5.2 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $481,000 in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding Shared National Credits.

The Company’s commercial real estate loans consist of loans secured by owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company’s general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Commercial real estate loans secured by owner occupied properties are based upon on the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks. All borrowers are required to forward annual corporate, partnership and personal financial statements. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years. While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five years or less. A risk rating system is used to determine loss exposure.

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

The Company’ equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors and end users located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Terms generally are fixed payment for up to five years. Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

The Company makes other commercial loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

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

Other consumer loans include installment loans used by customers to purchase automobiles, boats, recreational vehicles, manufactured housing, and student loans. These consumer loans are generally governed by the same overall lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates. The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. The Company also makes indirect marine loans at fixed rates for terms of up to twenty years. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company’s student loans are made in amounts of up to $18,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company’s practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months.

Availability of Filings Through the Company’s Website

The Company provides internet access to annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4, and 5, and amendments to those reports, through the Investor Relations area of the Company’s Website, at www.sandyspringbank.com. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a Website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies that they may bear.

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

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 11 - Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups—well-capitalized, adequately capitalized, or undercapitalized — based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2004. Deposit insurance rates may be increased during 2004 or later years.

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

The risk-based capital rules of the Federal Reserve requires bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available-for-sale equity securities.

In November 1999, Sandy Spring Capital Trust I, a statutory business trust and consolidated subsidiary of the Company, sold 1.4 million trust preferred securities having a liquidation price of $25 each for a total price of $35 million. These trust preferred securities meet the Federal Reserve’s regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. The Company believes that the Board of Governors of the Federal Reserve System, which is the holding Company’s banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, it is not possible to estimate the effect, if any, on the Company’s Tier 1 regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System. Funds from the issuance of the trust preferred securities were used for general corporate purposes, including investment in subordinated debt of the Bank.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2004, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2003, the Bank was well-capitalized as defined in the Federal Reserve’s regulations.

For information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report and “Note 21—Regulatory Matters” of the Notes to the Consolidated Financial Statements of this Report.

Supervision and Regulation of Mortgage Banking Operations

The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and the Federal National Mortgage Association (“FNMA”) with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. Banks with or without holding companies also may establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial services companies take advantage of the ability to engage in new activities and provide a wider array of products.

Employees

As of February 6, 2004, the Company and the Bank employed 611 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Executive Officers

The following listing sets forth the name, age (as of March 22, 2004) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III	45	Executive Vice President and Chief Information Officer of the Bank

R. Louis Caceres	41	Executive Vice President of the Bank

Ronald E. Kuykendall	51	Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank

James H. Langmead	54	Executive Vice President and Chief Financial Officer of Bancorp and the Bank

Lawrence T. Lewis, III	55	Executive Vice President and Chief Investment Officer of Bancorp and the Bank

Daniel J. Schrider	39	Executive Vice President and Chief Credit Officer of the Bank

Frank H. Small	57	Executive Vice President and Chief Operating Officer of Bancorp and the Bank

Sara E. Watkins	47	Executive Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

Frank L. Bentz, III became the Executive Vice President and Chief Information Officer in 2002. Prior to that, Mr. Bentz was a Senior Vice President of the Bank.

R. Louis Caceres became an Executive Vice President in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank. Prior to joining the Bank, Mr. Caceres was a Vice President of First Union National Bank.

Ronald E. Kuykendall became the Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank in 2002. Prior to that, Mr. Kuykendall was the Vice President and Secretary of Bancorp and Senior Vice President and General Counsel of the Bank. Before joining the Bank in 2000, Mr. Kuykendall was an Associate General Counsel at Crestar Financial Corporation.

James H. Langmead, CPA, became the Executive Vice President and Chief Financial Officer of Bancorp and the Bank in 2001. Prior to that, Mr. Langmead was the Vice President and Treasurer of Bancorp and Executive Vice President and Chief Financial Officer of the Bank.

Lawrence T. Lewis, III became an Executive Vice President of Bancorp and the Bank in 2001 and the Chief Investment Officer of Bancorp and the Bank in 2002. Prior to that, Mr. Lewis was an Executive Vice President of the Bank.

Daniel J. Schrider became the Executive Vice President and Chief Credit Officer effective January 1, 2003. Prior to that, Mr. Schrider served as a Senior Vice President of the Bank.

Frank H. Small became an Executive Vice President of Bancorp and the Bank in 2001 and the Chief Operating Officer of Bancorp and the Bank in 2002. Prior to that, Mr. Small was an Executive Vice President of the Bank.

Sara E. Watkins became an Executive Vice President of the Bank in 2002. Prior to that, Ms. Watkins was a Senior Vice President of the Bank.

Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Properties

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

Community Banking Offices

Airpark*	East Gude Drive*	Olney*
7653 Lindbergh Drive	1601 East Gude Drive	17801 Georgia Avenue
Gaithersburg, MD 20879	Rockville, MD 20850	Olney, MD 20832

Annapolis West*	Eastport*	Patrick Street*
2051 West Street	1013 Bay Ridge Avenue	14 West Patrick Street
Annapolis, MD 21401	Annapolis, MD 21403	Frederick, MD 21701

Ashton*	Edgewater*	Potomac*
1 Ashton Road	116 Mitchells Chance Road	9822 Falls Road
Ashton, MD 20861	Edgewater, MD 21037	Potomac, MD 20854

Asbury*	Gaithersburg Square*	Rockledge Plaza-40 West*
409 Russell Avenue	596 A North Frederick Avenue	Unit A
Gaithersburg, MD 20877	Gaithersburg, MD 20877	1100 West Patrick Street
Frederick, MD 21702

Bedford Court	Jennifer Road*
3701 International Drive	166 Jennifer Road	Rockville
Silver Spring, MD 20906	Annapolis, MD 21401	611 Rockville Pike
Rockville, MD 20852

Bethesda*	Laurel Lakes*
7126 Wisconsin Avenue	14404 Baltimore Avenue	Sandy Spring
Bethesda, MD 20814	Laurel, MD 20707	908 Olney-Sandy Spring Road
Sandy Spring, MD 20860

Burtonsville*	Layhill*
3535 Spencerville Road	14241 Layhill Road	Urbana*
Burtonsville, MD 20866	Silver Spring, MD 20906	8921 Fingerboard Road
Frederick, MD 21704

Clarksville*	Leisurewood Plaza*
12276 Clarksville Pike	3801 International Drive, Suite 100	Wildwood*
Clarksville, MD 21029	Silver Spring, MD 20906	10329 Old Georgetown Road
Bethesda, MD 20814

Colesville*	Lisbon*
13300 New Hampshire Avenue	704 Lisbon Centre Drive	* ATM available
Silver Spring, MD 20904	Woodbine, MD 21797

Congressional*	Milestone Center*
1647 Rockville Pike	20930 Frederick Avenue
Rockville, MD 20852	Germantown, MD 20876

Damascus*	Montgomery Village*
26250 Ridge Road	9921 Stedwick Road
Damascus, MD 20872	Montgomery Village, MD 20886

Other Properties

SANDY SPRING BANK	THE EQUIPMENT LEASING	SANDY SPRING MORTGAGE
FINANCIAL CENTER	COMPANY	Columbia Center
148 Jennifer Road	53 Loveton Circle, Suite 100	9112 Guilford Road, Suite 2
Annapolis, MD 21401	Sparks, MD 21152	Columbia, MD 21046
410-266-3000	410-472-0011	301-680-0200

HUMAN RESOURCES	ADMINISTRATIVE OFFICES
8875 Centre Park Drive	17735 Georgia Avenue	SANDY SPRING INSURANCE
Columbia, MD 21045	Olney, MD 20832	CORPORATION
410-740-8005	301-774-6400	T/A Chesapeake Insurance Group 2661 Riva Road, Suite 1050
Annapolis, MD 21401
TRAINING CENTER		410-841-5320
18120 Hillcrest Drive, Suite A
Olney, MD 20832
301-774-6400

Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

     Consolidated Balance Sheets at December 31, 2003 and 2002

     Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001

     Notes to the Consolidated Financial Statements

     Reports of Independent Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes.

The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 1982 Incentive Stock Option Plan	Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1990, SEC File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.

10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended

10(i)*	Supplemental Executive Retirement Agreement by and between Sandy Spring National Bank of Maryland and Hunter R. Hollar, as amended

10(j)*	Form of Supplemental Executive Retirement Agreement by and between Sandy Spring Bank and each of Frank L. Bentz, III; R. Louis Caceres; Ronald E. Kuykendall; James H. Langmead, Lawrence T. Lewis, III, Daniel J. Schrider; Frank H. Small; and Sara E. Watkins, as amended

Exhibit No.	Description	Incorporated by Reference to:

10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank of Maryland, and Hunter H. Hollar	Exhibit 10A to Form 10-Q for the quarter ended March 31, 2003, SEC File No. 0-19065.

10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and James H. Langmead	Exhibit 10(l) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Lawrence T. Lewis, III	Exhibit 10(m) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(n) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(o)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins	Exhibit 10(p) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(q)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall	Exhibit 10(q) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(r)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank L. Bentz, III	Exhibit 10(r) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(s)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(s) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(t)	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(t) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(u)	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan

21	Subsidiaries

23	Consent of Independent Auditors

31 (a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32 (a),(b)	18 U.S.C. Section 1350 Certifications

*	Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.

The following Forms 8-K were filed during the fourth quarter of 2003:

(a)	On October 15, 2003, the Company furnished under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures.

(b)	On December 19, 2003, the Company furnished under Item 9 its news release providing revised earnings guidance.

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Ronald E. Kuykendall, Executive Vice President, General Counsel and Corporate Secretary, at Sandy Spring Bancorp, Inc., 17801 Georgia Avenue, Olney, Maryland 20832. Shareholders also may access a copy of the Form 10-K including exhibits on the SEC Website at www.sec.gov or through the Company’s Investor Relations Website maintained at www.sandyspringbank.com.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Hunter R. Hollar

Hunter R. Hollar President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2004.

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