Form 10-Q
period 2004-03-31
SANDY SPRING BANCORP INC
filed 2004-05-07
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004
                                                --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                          --------------     --------------

                        Commission File Number: O-19065
                                                -------

                           Sandy Spring Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                               52-1532952
        ------------------------         ---------------------------------------
        (State of incorporation)         (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland 20832           301-774-6400
------------------------------------- -----        ------------------
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

         The number of shares of common stock outstanding as of April 20, 2004 is 14,512,780 shares.

                           SANDY SPRING BANCORP, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          March 31, 2004 and December 31, 2003................................1

          Consolidated Statements of Income for the Three
          Month Periods Ended March 31, 2004 and 2003.........................2

          Consolidated Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2004 and 2003 ........................3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Month Periods Ended March 31, 2004 and 2003...........4

          Notes to Consolidated Financial Statements..........................5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK .................................................17

  ITEM 4. CONTROLS AND PROCEDURES............................................17

PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND
          ISSUER PURCHASES OF EQUITY SECURITIES..............................18

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................18

  SIGNATURES ................................................................19

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,      December 31,
(Dollars in thousands, except per share data)                                        2004            2003
-------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                        $    43,338    $    38,397
  Federal funds sold                                                                  20,942         10,670
  Interest-bearing deposits with banks                                                   708            724
  Residential mortgage loans held for sale (at fair value)                            19,896         12,209
  Investments available-for-sale (at fair value)                                     636,739        639,460
  Investments held-to-maturity -- fair value of $318,984 (2004) and
     $344,814 (2003)                                                                 308,901        337,634
  Other equity securities                                                             19,852         21,111
  Total loans and leases                                                           1,202,229      1,153,428
    Less: allowance for credit losses                                                (14,875)       (14,880)
                                                                                 -----------    -----------
       Net loans and leases                                                        1,187,354      1,138,548

  Premises and equipment, net                                                         39,216         37,679
  Accrued interest receivable                                                         12,537         13,661
  Goodwill                                                                             7,642          7,642
  Other intangible assets                                                             10,959         11,446
  Other assets                                                                        63,488         65,243
                                                                                 -----------    -----------
     Total assets                                                                $ 2,371,572    $ 2,334,424
                                                                                 ===========    ===========
LIABILITIES
  Noninterest-bearing deposits                                                   $   402,759    $   368,319
  Interest-bearing deposits                                                        1,215,832      1,193,511
                                                                                 -----------    -----------
      Total deposits                                                               1,618,591      1,561,830
  Short-term borrowings                                                              382,367        413,223
  Subordinated debentures                                                             35,000         35,000
  Other long-term borrowings                                                         114,971        115,158
  Accrued interest payable and other liabilities                                      21,028         15,764
                                                                                 -----------    -----------
      Total liabilities                                                            2,171,957      2,140,975

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
     and outstanding 14,509,706 (2004) and 14,495,613 (2003)                          14,510         14,496
  Additional paid in capital                                                          19,293         18,970
  Retained earnings                                                                  157,825        153,280
  Accumulated other comprehensive income                                               7,987
                                                                                                      6,703
                                                                                 -----------    -----------
      Total stockholders' equity                                                     199,615        193,449
                                                                                 -----------    -----------
      Total liabilities and stockholders' equity                                 $ 2,371,572    $ 2,334,424
                                                                                 ===========    ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
(In thousands, except per share data)                      2004          2003
--------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans and leases                   $16,456       $16,619
 Interest on loans held for sale                             138           308
 Interest on deposits with banks                               3             3
 Interest and dividends on securities:
   Taxable                                                 6,556         8,732
   Exempt from federal income taxes                        3,587         3,468
Interest on federal funds sold                                59           106
                                                         -------       -------
     TOTAL INTEREST INCOME                                26,799        29,236

Interest Expense:
 Interest on deposits                                      2,730         3,933
 Interest on short-term borrowings                         3,751         4,630
 Interest on long-term borrowings                          1,692         1,510
                                                         -------       -------
      TOTAL INTEREST EXPENSE                               8,173        10,073
                                                         -------       -------
NET INTEREST INCOME                                       18,626        19,163
Provision for Credit Losses                                    0             0
                                                         -------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                       18,626        19,163
Noninterest Income:
 Securities gains                                            228             8
 Service charges on deposit accounts                       1,868         1,984
 Gains on sales of mortgage loans                            769         1,575
 Fees on sales of investment products                        629           521
 Trust department income                                     754           720
 Insurance agency commissions                              1,121         1,019
 Income from bank owned life insurance                       630           609
 Visa check fees                                             424           425
 Other income                                              1,136           896
                                                         -------       -------
      TOTAL NONINTEREST INCOME                             7,559         7,757

Noninterest Expenses:
 Salaries and employee benefits                            9,933         9,450
 Occupancy expense of premises                             1,628         1,584
 Equipment expenses                                        1,190         1,041
 Marketing                                                   513           454
 Outside data services                                       721           645
 Amortization of intangible assets                           486           665
 Other expenses                                            2,299         2,118
                                                         -------       -------
      TOTAL NONINTEREST EXPENSES                          16,770        15,957
                                                         -------       -------
Income Before Income Taxes                                 9,415        10,963
Income Tax Expense                                         2,114         2,635
                                                         -------       -------
NET INCOME                                               $ 7,301       $ 8,328
                                                         =======       =======
Basic Net Income Per Share                               $  0.50       $  0.57
Diluted Net Income Per Share                                0.50          0.56
Dividends Declared Per Share                                0.19          0.18

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                             2004        2003
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                              $   7,301    $   8,328
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             1,549        1,540
   Provision for credit losses                                                   0            0
   Origination of loans held for sale                                      (68,718)    (113,655)
   Proceeds from sales of loans held for sale                               61,800      125,078
   Gains on sales of loans held for sale                                      (769)      (1,575)
   Securities gains                                                           (228)          (8)
   Net (increase) decrease in accrued interest receivable                    1,124       (4,415)
   Net (increase) decrease in other assets                                     721       (5,606)
   Net increase (decrease) in accrued expenses and other liabilities         5,467       (2,241)
   Other - net                                                                 361        1,357
                                                                         ---------    ---------
      Net cash provided by operating activities                              8,608        8,803

Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits with banks                16          (24)
 Purchases of investments held-to-maturity                                  (2,828)      (5,354)
 Purchases of other equity securities                                            0       (1,425)
 Purchases of investments available-for-sale                              (266,387)    (371,082)
 Proceeds from sales of investments available-for-sale                      97,974       50,027
 Proceeds from the sales of other equity securities                          1,259            0
 Proceeds from maturities, calls and principal payments of investments      31,602       18,591
   held-to-maturity
 Proceeds from maturities, calls and principal payments of investments     173,051      254,109
   available-for-sale
 Net decrease (increase) in loans and leases                               (48,801)      13,537
 Expenditures for premises and equipment                                    (2,579)      (1,239)
                                                                         ---------    ---------
     Net cash used by investing activities                                 (16,693)     (42,860)

Cash flows from financing activities:
 Net increase in deposits                                                   56,760       63,301
 Net (decrease) in short-term borrowings                                   (31,043)     (29,555)
 Proceeds from long-term borrowings                                              0       28,500
 Common stock purchased and retired                                            (20)      (1,579)
 Proceeds from issuance of common stock                                        357          298
 Dividends paid                                                             (2,756)      (2,619)
                                                                         ---------    ---------
     Net cash provided by financing activities                              23,298       58,346
                                                                         ---------    ---------
Net increase in cash and cash equivalents                                   15,213       24,289
Cash and cash equivalents at beginning of period                            49,067       48,133
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $  64,280    $  72,422
                                                                         =========    =========
Supplemental Disclosures:
  Interest payments                                                      $   8,285     $ 10,010
  Income tax payments                                                          128        2,295

Noncash Financing Activities:
  Reclassification of borrowings from long-term to short-term                  187       30,479

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Accum-
                                                                                           ulated
                                                                                           Other
                                                                                           Compre-      Total
                                                                 Additional                hensive      Stock-
                                                     Common      Paid-in     Retained      Income       holders'
(Dollars in thousands, except per share data)        Stock       Capital     Earnings      (loss)       Equity
----------------------------------------------------------------------------------------------------------------
Balances at January 1, 2004                       $  14,496    $  18,970    $ 153,280    $   6,703   $ 193,449
Comprehensive income:
  Net income                                                                    7,301                    7,301
  Other comprehensive income, net of
    tax effects and reclassification adjustment                                              1,284       1,284
                                                                                                     ---------
   Total comprehensive income                                                                            8,585
Cash dividends - $0.19 per share                                               (2,756)                  (2,756)
Common stock issued pursuant to:
  Stock option plan - 10,029 shares                      10          205                                   215
  Employee stock purchase plan - 4,614 shares             5          137                                   142
  Stock repurchases - 550 shares                         (1)         (19)                                  (20)
                                                  ---------    ---------    ---------    ---------   ---------
Balances at March 31, 2004                        $  14,510    $  19,293    $ 157,825    $   7,987   $ 199,615
                                                  =========    =========    =========    =========   =========

Balances at January 1, 2003                          14,536       21,128      131,939       10,421     178,024

Comprehensive income:
  Net income                                                                    8,328                    8,328

Other comprehensive loss, net of tax
    effects and reclassification adjustment                                                   (598)       (598)
                                                                                                     ---------
 Total comprehensive income                                                                              7,730

Cash dividends - $0.18 per share                                               (2,619)                  (2,619)

Common stock issued pursuant to:
   Stock option plan - 12,501 shares                     13          171                                   184
   Employee stock purchase plan - 4,122
    shares                                                4          110                                   114
  Stock repurchases - 49,560 shares                     (50)      (1,529)                               (1,579)
                                                  ---------    ---------    ---------    ---------   ---------
Balances at March 31, 2003                        $  14,503    $  19,880    $ 137,648    $   9,823   $ 181,854
                                                  =========    =========    =========    =========   =========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2003 Annual Report to Shareholders. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2004.

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

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. Accordingly, the Company chose to postpone de-consolidation of the trust preferred securities until March 31, 2004. Prior periods have been restated. The overall effect on the Company's financial position as a result of this deconsolidation was not material. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

         In December 2003, the FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision requires additional disclosures to those required in SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this Statement as of December 31, 2003 and all required disclosures have been made in accordance with this Statement.

Note 2 - Stock Option Plan

         At March 31, 2004, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
(In thousands, except per share data)                            2004     2003
--------------------------------------------------------------------------------
Net income, as reported                                        $7,301    $8,328
Less pro forma stock-based employee compensation
  expense determined under fair value based method, net of
  related tax effects                                            (310)     (244)
                                                               ------    -------
Pro forma net income                                           $6,991    $8,084
                                                               ======    =======
Net income per share:
   Basic - as reported                                         $ 0.50    $ 0.57
   Basic - pro forma                                           $ 0.48    $ 0.55
   Diluted - as reported                                       $ 0.50    $ 0.56
   Diluted - pro forma                                         $ 0.47    $ 0.55

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

                                                             Three Months Ended
                                                                   March 31,
(Dollars and amounts in thousands, except                     -----------------
  Per share data)                                               2004        2003
--------------------------------------------------------------------------------
Basic:
 Net income available to common stockholders                   $ 7,301   $ 8,328
 Average common shares outstanding                              14,505    14,537
     Basic net income per share                                $  0.50   $  0.57
                                                               =======   =======
Diluted:
 Net income available to common stockholders                   $ 7,301   $ 8,328
 Average common shares outstanding                              14,505    14,537
 Stock option adjustment                                           220       207
                                                               -------   -------
   Average common shares outstanding-diluted                    14,725    14,744
     Diluted net income per share                              $  0.50   $  0.56
                                                               =======   =======

         Options for 189,489 shares of common stock were not included in computing diluted net income per share for the three months ended March 31, 2004 because their effects are antidilutive. There was no such effect for the three months ended March 31, 2003.

Note 4-Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

         The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2004, are based on the benefit earned as of December 31, 2003, plus benefits earned in future years of service based on the employee's compensation during each such year. The Company's funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year. The Company, with input from its actuaries, estimates, that the 2004 contribution will be approximately $1.5 million which will maintain the pension plan's fully funded status.

         Net periodic benefit cost for the three ended March 31 for the previous two years includes the following components:

                                                              Three months Ended
                                                                  March 31,
                                                              ------------------
 (In thousands)                                                2004       2003
--------------------------------------------------------------------------------
Service cost for benefits earned                              $ 412      $ 269
Interest cost on projected benefit obligation                   232        183
Expected return on plan assets                                 (260)      (197)
Amortization of prior service cost                              (15)       (15)
Recognized net actuarial loss                                    82         73
                                                              -----      -----
Net periodic benefit cost                                     $ 451      $ 313
                                                              =====      =====

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401 (k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401 (k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401 (k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $213,000 and $241,000 for the three months ended March 31, 2003 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $426,000 and $75,000 for the three months ended March 31, 2003 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses (benefits) related to the SERAs of $140,000 and $(4,000) for the three months ended March 31, 2003 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $31,900 and $64,200 for the three months ended March 31, 2003 and 2004, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Sandy Spring Bancorp makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and earnings expectations; estimates of risks and future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Anne Arundel, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2004, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 42% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 58%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 55% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

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

         In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus total noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude intangible asset amortization. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses. The traditional measure is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP-based efficiency ratios are presented and reconciled in Table 1.

Table 1 - GAAP based and traditional efficiency ratios

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
(Dollars in thousands)                                   2004            2003
------------------------------------------------------------------------------
Noninterest expenses-GAAP based                         $16,770         $15,957
Net interest income plus noninterest income-
  GAAP based                                             26,185          26,920
   Efficiency ratio-GAAP based                            64.04%          59.28%
                                                        =======         =======
Noninterest expenses-GAAP based                         $16,770         $15,957
  Less non-GAAP adjustments:
    Amortization of intangible assets                       486             665
                                                        -------         -------
      Noninterest expenses-traditional ratio             16,284          15,292

Net interest income plus noninterest income-
  GAAP based                                             26,185          26,920
    Plus non-GAAP adjustment:
      Tax-equivalency                                     1,965           2,046
    Less non-GAAP adjustments:
       Securities gains                                     228               8
                                                        -------         -------
        Net interest income plus noninterest
          Income - traditional ratio                     27,922          28,958
   Efficiency ratio - traditional                         58.32%          52.81%
                                                        =======         =======

A. FINANCIAL CONDITION

         The Company's total assets were $2,371,572,000 at March 31, 2004, compared to $2,334,424,000 at December 31, 2003, increasing $37,148,000 or 2%
during the first three months of 2004. Earning assets also increased by 2%, to $2,209,267,000 at March 31, 2004, from $2,175,236,000 at December 31, 2003.

         Total loans and leases, excluding loans held for sale, increased 4% or $48,801,000 during the first three months of 2004, to $1,202,229,000. During this period, all three major loan categories showed increases. The most significant of these increases occurred in residential real estate loans, which increased by $21,513,000 or 5%, attributable in large part to residential construction loan growth, and consumer loans, up $17,784,000 or 7%, primarily reflecting higher home equity lines. Commercial loans and leases also increased over the period, by $9,504,000 or 2%, due predominantly to growth in commercial loans not secured by real estate. Finally, residential mortgage loans held for sale increased by $7,687,000 from December 31, 2003, to $19,896,000 at March 31, 2004.

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:


(In thousands)                       March 31, 2004      %       December 31, 2003     %
---------------------------------------------------------------------------------------------
Residential real estate                $  441,142        37%         $  419,629        36%
Commercial loans and leases               500,443        41             490,939        43
Consumer                                  260,644        22             242,860        21
                                       ----------        --          ----------        --
    Total Loans and Leases              1,202,229       100%          1,153,428       100%
                                                        ===                           ===
Less:  Allowance for credit losses        (14,875)                      (14,880)
                                       ----------                    ----------
    Net loans and leases               $1,187,354                    $1,138,548
                                       ==========                    ==========

         The total investment portfolio decreased by 3% or $32,713,000 from December 31, 2003, to $965,492,000 at March 31, 2004, as management decreased the amount of leverage on the balance sheet to mitigate interest rate risk in the event of rising rates. The decrease was driven primarily by a decline of $28,733,000 or 9% of held-to-maturity securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $10,256,000 during the first three months of 2004, reaching $21,650,000 at March 31, 2004.

         Total deposits were $1,618,591,000 at March 31, 2004, increasing $56,761,000 or 4% from $1,561,830,000 at December 31, 2003. First quarter growth rates of just under 10% were achieved in 2004 for noninterest-bearing demand deposits (up $34,440,000), and for interest-bearing regular savings and time deposits of $100,000 or more (up $15,505,000 and $11,959,000, respectively).
Over the same period, decreases of 1% or less were recorded for interest-bearing demand deposits, money market savings, and for time deposits of less than $100,000.

         Total borrowings were $532,338,000 at March 31, 2004, which represented a decrease of $31,043,000 or 6% from December 31, 2003, primarily reflecting a decrease in short-term borrowings as management decreased leverage in the balance sheet.

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:



(In thousands)                     March 31, 2004      %     December 31, 2003   %
-------------------------------------------------------------------------------------
Noninterest-bearing deposits         $  402,759         25%     $  368,319        24%
Interest-bearing deposits:
  Demand                                222,833         14         224,272        14
  Money market savings                  374,286         23         376,722        24
  Regular savings                       203,015         13         187,510        12
  Time deposits less than $100,000      268,670         16         269,938        17
  Time deposits $100,000 or more        147,028          9         135,069         9
                                     ----------        ---      ----------       ---
    Total interest-bearing            1,215,832         75       1,193,511        76
                                     ----------        ---      ----------       ---
       Total deposits                $1,618,591        100%     $1,561,830       100%
                                     ==========        ===      ==========       ===

MARKET RISK AND INTEREST RATE SENSITIVITY

OVERVIEW

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

         The Company's Board of Directors has established a comprehensive interest rate risk management policy, which is administered by Management's Asset Liability Management Committee ("ALCO"). The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity ("EVE") at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

         The Company prepares a current base case and eight alternative simulations, at least once a quarter, and reports the analysis to the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

         If a measure of risk produced by the alternative simulations of the entire balance sheet or of the Company's leverage program violates policy guidelines, ALCO is required to develop a plan to restore the measure of risk to a level that complies with policy limits within two quarters.

         The Company's interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets and, (2) to minimize fluctuations in net interest margin as a percentage of earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

         The balance sheet is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points ("bp"), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management's goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

         From time to time the Company augments its quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists.

ANALYSIS OF POSSIBLE OUTCOMES

         Measures of net interest income at risk produced by simulation analysis are indicators of an institution's short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME

 --------------------------------------------------------------------------------------
 CHANGE IN NET INTEREST INCOME:  + 400 BP   + 300 BP   + 200 BP    + 100 BP    - 100 BP
 --------------------------------------------------------------------------------------
 POLICY LIMIT                       30%        25%        20%         15%         15%
 March 2004                      -2.92      -1.24      -0.18       +1.17       -3.41
 December 2003                   -6.61      -3.80      -2.30       -0.62       -9.17
 --------------------------------------------------------------------------------------

         As shown above, measures of net interest income at risk improved from December 31, 2003 at all interest rate shock levels. Specifically, at the +200bp shock level, the measure moved from -2.30% to -0.18%, well within the policy limit of 20%. Although assumed to be unlikely, our largest exposure is at the -100bp level, with a measure of -3.41% compared to -9.17% at December 31, 2003. This is also well within our prescribed policy limit of 15%. The reduction in the net interest income sensitivity is consistent with management's decision to reduce the duration and size of the investment portfolio in the first quarter of 2004 in anticipation of rising interest rates in the future.

         The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company's cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the market value of the Company's net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

  ---------------------------------------------------------------------------------------------
  DECREASE IN ECONOMIC VALUE OF EQUITY:   + 400 BP   + 300 BP   + 200 BP   + 100 BP   - 100 BP
  ---------------------------------------------------------------------------------------------
  POLICY LIMIT                                60%        40%      22.5%     10.0%      12.5%
  March 2004                              -34.44     -25.47     -14.69     -1.79      -9.90
  December 2003                           -47.83     -34.66     -20.41     -3.98      -10.17
  ---------------------------------------------------------------------------------------------

         Measures of the economic value of equity (EVE) at risk also improved over year-end 2003 at all interest rate shock levels, but especially at the higher shock levels. A reduced duration in the investment portfolio is the key contributor to the improved risk position. The economic value of equity exposure at +200bp is now -14.69% compared to -20.41% at year-end 2003, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay downs of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of March 31, 2004 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $70,581,000, which was similar to $69,038,000 at December 31, 2003. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $698,042,000 from the Federal Home Loan Bank of Atlanta, of which approximately $360,521,000 was outstanding at March 31, 2004. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $263,589,000 at March 31, 2004, against which there were outstandings of approximately $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2004.

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 15.52% at March 31, 2004, compared to 15.51% at December 31, 2003; a tier 1 risk-based capital ratio of 14.38%, compared to 14.34%; and a capital leverage ratio of 9.01%, compared to 8.67%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2004, is appropriate.

         Stockholders' equity for March 31, 2004, totaled $199,615,000, representing an increase of $6,166,000 or 3% from $193,449,000 at December 31, 2003. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, increased by 19% or $1,284,000 from December 31, 2003 to March 31, 2004.

         Internal capital generation (net income less dividends) added $4,545,000 to total stockholders' equity during the first three months of 2004. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 9% compared to 12% reported for the full-year 2003.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $357,000 during the three month period ended March 31, 2004. However, share repurchases amounted to $20,000 from December 31, 2003 through March 31, 2004, for a net increase in stockholders' equity from these sources of $337,000.

         Dividends for the first three months of the year were $0.19 per share in 2004, compared to $0.18 per share in 2003, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 38% versus 32%.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004, AND 2003

         Net income for the first three months of the year decreased $1,027,000 or 12% to $7,301,000 in 2004 from $8,328,000 in 2003, representing annualized returns on average equity of 15.00% and 18.76%, respectively. First quarter year-to-date diluted earnings per share (EPS) were $0.50 in 2004, compared to $0.56 in 2003.

         The net interest margin decreased by 13 basis points to 3.82% for the three months ended March 31, 2004, from 3.95% for the same period of 2003, as the net interest spread decreased by 12 basis points. These results reflect lower average interest rates in the first quarter of 2004 as more assets repriced down than liabilities during the three months ended March 31, 2004.

Sandy Spring Bancorp, Inc. and Subsidiaries
TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                                 For the three months ended March 31,
                                                                  2004                          2003
                                                         -----------------------      ------------------------
                                                                       Average                       Average
                                                         Average      Yield/Rate      Average       Yield/Rate
                                                         Balance          (1)         Balance          (1)
                                                         -------       ---------      -------       ----------
Assets
    Total loans and leases (2)                          $1,187,292        5.60%      $1,083,188        6.31%
    Total securities                                       954,822        5.08        1,039,112        5.49
    Other earning assets                                    25,527        0.96           36,517        1.20
                                                        ----------                   ----------
       TOTAL EARNING ASSETS                              2,167,641        5.32%       2,158,817        5.83%
    Nonearning assets                                      161,344                      147,017
                                                        ----------                   ----------
       Total assets                                     $2,328,985                   $2,305,834
                                                        ==========                   ==========
Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                    $  223,986        0.27%      $  186,114        0.28%
    Money market savings deposits                          375,140        0.53          403,604        0.77
    Regular savings deposits                               195,286        0.34          157,446        0.37
    Time deposits                                          406,913        1.90          441,221        2.66
                                                        ----------                   ----------
       Total interest-bearing deposits                   1,201,325        0.91        1,188,385        1.34

    Short-term borrowings                                  399,822        3.72          491,032        3.78
    Long-term borrowings                                   150,078        4.46          119,715        5.05
                                                        ----------                   ----------
       Total interest-bearing liabilities                1,751,225        1.86        1,799,132        2.25
                                                                          ----       ----------        ----
    Noninterest-bearing demand deposits                    360,341                      299,638
    Other noninterest-bearing liabilities                   21,689                       27,020
    Stockholders' equity                                   195,730                      180,044
                                                        ----------                   ----------
       Total liabilities and stockholders' equity       $2,328,985                   $2,305,834
                                                        ==========                   ==========
    Net interest spread                                                   3.46%                        3.58%
                                                                          ====                         ====
    Net interest margin (3)                                               3.82%                        3.95%
                                                                          ====                         ====
    Ratio of average earning assets to
       Average interest-bearing liabilities                 123.78%                      119.99%
                                                        ==========                   ==========

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $7,860,000 and $8,185,000 in the quarters ended March 31, 2004 and 2003, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first three months of the year was $18,626,000 in 2004, a decrease of 3% from $19,163,000 in 2003, due to lower interest rates on loans and investment securities and lower investment security balances, offset in part by the effects of loan growth, reduced interest rates on deposits and borrowings, and lower borrowing balances. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also decreased by 3%, to $20,591,000 in 2004 from $21,209,000 in 2003. The effects of average balances, yields and rates are presented in table 4.

         For the first three months, total interest income decreased by $2,437,000 or 8% in 2004, compared to 2003. On a non-GAAP tax-equivalent basis, interest income also decreased by 8%. Average earning assets rose by less than 1% over the prior period, to $2,167,641,000 from $2,158,817,000, while the average yield earned on those assets decreased by 51 basis points to 5.32%. Comparing the first three months of 2004 versus 2003, average total loans and leases grew by 10% to $1,187,292,000 (55% of average earning assets, versus 50% a year ago), while recording a 71 basis point decline in average yield to 5.60%. Average residential real estate loans increased by 17% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 8% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 4% (due to increases in commercial mortgages and other commercial loans, partially offset by declines in construction and leasing). Over the same period, average total securities decreased by 8% to $954,822 (44% of average earning assets, versus 48% a year ago), while the average yield earned on those assets also decreased, by 41 basis points to 5.08%.

         Interest expense for the first three months of the year decreased by $1,900,000 or 19% in 2004, compared to 2003. Average total interest-bearing liabilities decreased by 3% over the prior year period, while the average rate paid on these funds also decreased, by 39 basis points to 1.86%. As shown in Table 4, all major deposit categories and both short and long term borrowings recorded declines in average rate.

CREDIT RISK MANAGEMENT

         The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company's systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

         The formula allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company's loan and lease portfolio including (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level,
(6) changes in the Company's credit administration and loan and lease portfolio management processes and (7) quality of the Company's credit risk identification processes.

         The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company's calculation of the potential loss embedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status, and unfunded commitments. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         There were no provisions for credit losses in the first three months of 2004 or 2003. The Company experienced net charge-offs during the first three months of 2004 and 2003 of $5,000 and $13,000, respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2004, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.24% of total loans and leases at March 31, 2004 and 1.29% at December 31, 2003. The allowance decreased during the first three months of 2004 by $5,000 (the amount of net charge-offs for the period), from $14,880,000 at December 31, 2003, to $14,875,000 at March 31, 2004. The stability of the allowance reflects the required reserve computed by the allowance methodology at March 31, 2004, compared to December 31, 2003. In spite of loan growth, the required reserve declined due to a decrease in internally risk-rated commercial loans and management's analysis of improving economic trends.

         Nonperforming loans and leases increased by $439,000 to $3,294,000 from December 31, 2003 to March 31, 2004, while nonperforming assets increased by the same amount to $3,371,000. Expressed as a percentage of total assets, nonperforming assets increased to 0.14% at March 31, 2004 from 0.13% at December 31, 2003. The allowance for credit losses represented 452% of nonperforming loans and leases at March 31, 2004, compared to coverage of 521% at December 31, 2003. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $77,000 at both March 31, 2004, and at December 31, 2003. The balance of impaired loans and leases was $644,000 at March 31, 2004, with specific reserves against those loans of $184,000, compared to $336,000 at December 31, 2003, with specific reserves of $120,000.

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                         Three Months Ended  Twelve Months Ended
                                           March 31, 2004     December 31, 2003
--------------------------------------------------------------------------------
Balance, January 1                           $ 14,880             $ 15,036
Provision for credit losses                         0                    0
Loan charge-offs:
  Residential real estate                           0                 (148)
  Commercial loans and leases                      (7)                (122)
  Consumer                                        (56)                 (87)
                                             --------             --------
    Total charge-offs                             (63)                (357)
Loan recoveries:
  Residential real estate                          25                  126
  Commercial loans and leases                      30                   63
  Consumer                                          3                   12
                                             --------             --------
    Total recoveries                               58                  201
                                             --------             --------
Net charge-offs                                    (5)                (156)
                                             --------             --------
      Balance, period end                    $ 14,875             $ 14,880
                                             ========             ========
Net charge-offs to average loans and
     Leases (annual basis)                         **                (0.01)%
Allowance to total loans and leases              1.24%                1.29%


The following table presents nonperforming assets at the dates indicated:

                                               March 31           December 31,
                                                 2004                 2003
--------------------------------------------------------------------------------

Non-accrual loans and leases                   $  802               $  522
Loans and leases 90 days past due               2,492                2,333
                                               ------               ------
  Total nonperforming loans and leases*         3,294                2,855
Other real estate owned                            77                   77
                                               ------               ------
  Total nonperforming assets                   $3,371               $2,932
                                               ======               ======
Nonperforming assets to total assets             0.14%                0.13%
--------------------------------------------------------------------------------
* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $7,811,000 March 31, 2004, compared to $16,793,000 at December 31, 2003. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

**   Less than 0.01%

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $7,559,000 for the three-month period ended March 31, 2004, a 3% or $198,000 decrease from the same period of 2003. Securities gains, which are included in noninterest income, were $228,000 in 2004 versus $8,000 in 2003. During the first quarter of 2004, all major categories either showed increases approximated the levels achieved in the first quarter of 2003 except for gains on sales of mortgage loans. Gains on sales of mortgage loans decreased significantly by 51% or $806,000, reflecting lower levels of mortgage banking activity. Partially offsetting this decline were increases in fees on sales of investment products (up $108,000 or 21%), insurance agency commissions (up $102,000 or 10%), and trust revenues (up $34,000 or 5%), reflecting management's desire to both increase and diversify its sources of noninterest income.

         Total noninterest expenses were $16,770,000 for the three-month period ended March 31, 2004, a 5% or $813,000 increase from the first quarter of 2003. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first quarter of 2004 occurred in salaries and employee benefits (up $483,000 or 5%), attributable to a larger staff and merit increases, along with occupancy and equipment expenses (up $193,000 or 7%) from an expanded branch network. The Company has opened two new branches since the first quarter of 2003. Average full-time equivalent employees increased to 578 during the first three months of 2004, from 548 during the like period in 2003, a 5% increase. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $13,000 in 2004 and $15,000 in 2003.

INCOME TAXES

         The effective tax rate decreased to 22% for the three-month period ended March 31, 2004, from 24% for the prior year period. This decline was due primarily to an increase in tax-advantaged investments and income from bank owned life insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information on the Company's purchases of its common stock during the three months ended March 31, 2004.

                          Issuer Purchases of Equity Securities (1)


                                                            (c) Total Number of     (d) Maximum Number
                                                             Shares Purchased as      that May Yet Be
                                                              Part of Publicly       Purchased Under the
                  (a) Total Number of      (b) Average Price  Announced Plans or      Plans or Programs
    Period          Shares Purchased         Paid per Share       Programs                  (2)(3)
--------------------------------------------------------------------------------------------------------
January 2004               0                      NA                  0                    670,904
February 2004              0                      NA                  0                    670,904
March 2004               550                      $36.05            550                    670,354


(1) Includes purchases of the Company's stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 26, 2003, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or 726,804 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2003. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2005, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company's stock option and benefit plans, as well as for other corporate purposes. In 2003, a total of 55,900 shares were repurchased under the current program and 49,560 shares were purchased under the previous program.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                Exhibit 31(a) and (b) Rule 13a-14(a) / 15d-14(a) Certifications
                Exhibit 32 (a) and (b) 18 U.S.C. Section 1350 Certifications

         (b) Reports on Form 8-K.

                On January 15, 2004, the Company furnished, under Item 9 and
                Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures for December 31, 2003, and the year then ended...

                On April 15, 2004, the Company furnished, under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures for March 31, 2004, and the quarter then ended.

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

  Date: May 6, 2004

By:  /S/ JAMES H. LANGMEAD
   -------------------------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer

  Date: May 6, 2004