Form 10-Q
period 2004-06-30
SANDY SPRING BANCORP INC
filed 2004-08-06
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from to _______________ .


                         Commission File Number: O-19065


                           Sandy Spring Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


        Maryland                                        52-1532952
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


17801 Georgia Avenue, Olney, Maryland       20832              301-774-6400
-------------------------------------     ---------            ------------
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

         The number of shares of common stock outstanding as of July 20, 2004 is 14,521,700 shares.

                           SANDY SPRING BANCORP, INC.
                                      INDEX

                                                                                               PAGE
----------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         June 30, 2004 and December 31, 2003......................................................1

         Consolidated Statements of Income for the Six
         Month Periods Ended June 30, 2004 and 2003..............................................2

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2004 and 2003 ..............................................4

         Consolidated Statements of Changes in Stockholders' Equity for the
         Six Month Periods Ended June 30, 2004 and 2003...........................................6

         Notes to Consolidated Financial Statements...............................................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK .................................................................21

  ITEM 4. CONTROLS AND PROCEDURES................................................................21

PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND
               ISSUER PURCHASES OF EQUITY SECURITIES.............................................22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................... 22

  SIGNATURES.................................................................................... 23

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,              December 31,
(Dollars in thousands, except per share data)                                                       2004                    2003
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                                              $41,399              $38,397

  Federal funds sold                                                                                    67,754               10,670

  Interest-bearing deposits with banks                                                                     736                  724

  Residential mortgage loans held for sale (at fair value)                                              12,988               12,209

  Investments available-for-sale (at fair value)                                                       569,908              639,460

  Investments held-to-maturity -- fair value of $322,896 (2004) and
     $344,814 (2003)                                                                                   322,448              337,634

  Other equity securities                                                                               19,852               21,111

  Total loans and leases                                                                             1,267,346            1,153,428

    Less: allowance for credit losses                                                                 (14,743)             (14,880)
                                                                                               ----------------     ----------------

       Net loans and leases                                                                          1,252,603            1,138,548

  Premises and equipment, net                                                                           40,498               37,679

  Accrued interest receivable                                                                           13,025               13,661

  Goodwill                                                                                               7,642                7,642

  Other intangible assets                                                                               10,473               11,446

  Other assets                                                                                          64,873               65,243
                                                                                               ----------------     ----------------

     Total assets                                                                                   $2,424,199           $2,334,424
                                                                                               ================     ================

LIABILITIES

  Noninterest-bearing deposits                                                                        $417,400             $368,319

  Interest-bearing deposits                                                                          1,264,152            1,193,511
                                                                                               ----------------     ----------------

      Total deposits                                                                                 1,681,552            1,561,830

  Short-term borrowings                                                                                384,436              413,223

  Subordinated debentures                                                                               35,000               35,000

  Other long-term borrowings                                                                           114,883              115,158

  Accrued interest payable and other liabilities                                                        12,238               15,764
                                                                                               ----------------     ----------------

      Total liabilities                                                                              2,228,109            2,140,975

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,517,640 (2004) and 14,495,613 (2003)
                                                                                                        14,518               14,496

  Additional paid in capital                                                                            19,511               18,970

  Retained earnings                                                                                    161,459              153,280

  Accumulated other comprehensive income                                                                   602                6,703
                                                                                               ----------------     ----------------

      Total stockholders' equity                                                                       196,090              193,449
                                                                                               ----------------     ----------------

      Total liabilities and stockholders' equity                                                    $2,424,199           $2,334,424
                                                                                               ================     ================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended                   Six Months Ended
                                                                                 June 30,                            June 30,
                                                                     -------------------------------      --------------------------

(In thousands, except per share data)                                     2004            2003               2004           2003
------------------------------------------------------------------------------------------------------------------------------------

Interest Income:

 Interest and fees on loans and leases                                       $16,919        $16,252           $33,375       $32,871

 Interest on loans held for sale                                                 212            263               350           571

 Interest on deposits with banks                                                   2              4                 5             7

 Interest and dividends on securities:

   Taxable                                                                     5,509          7,880            12,065        16,612

   Exempt from federal income taxes                                            3,515          3,483             7,102         6,951

Interest on federal funds sold                                                    88            109               147           215
                                                                     -------------------------------      --------------------------

     TOTAL INTEREST INCOME                                                    26,245         27,991            53,044        57,227

Interest Expense:

 Interest on deposits                                                          2,994          3,728             5,724         7,661

 Interest on short-term borrowings                                             3,699          4,497             7,450         9,127

 Interest on long-term borrowings                                              1,690          1,519             3,382         3,029
                                                                     -------------------------------      --------------------------

      TOTAL INTEREST EXPENSE                                                   8,383          9,744            16,556        19,817
                                                                     -------------------------------      --------------------------

NET INTEREST INCOME                                                           17,862         18,247            36,488        37,410

Provision for Credit Losses                                                        0              0                 0             0
                                                                     -------------------------------      --------------------------

NET INTEREST INCOME AFTER PROVISION                                           17,862         18,247
  FOR CREDIT LOSSES                                                                                            36,488        37,410

Noninterest Income:

 Securities gains                                                                109            543               337           551

 Service charges on deposit accounts                                           1,881          2,037             3,749         4,021

 Gains on sales of mortgage loans                                              1,028          1,603             1,797         3,178

 Fees on sales of investment products                                            666            666             1,295         1,187

 Trust department income                                                         984            758             1,738         1,478

 Insurance agency commissions                                                  1,030            922             2,151         1,941

 Income from bank owned life insurance                                           613            710             1,243         1,319

 Income from an early termination of a sublease                                    0          1,077                 0         1,077

 Visa check fees                                                                 497            494               921           919

 Other income                                                                  1,433          1,240             2,569         2,136
                                                                     -------------------------------      --------------------------

      TOTAL NONINTEREST INCOME                                                 8,241         10,050            15,800        17,807

Noninterest Expenses:

 Salaries and employee benefits                                               10,285          9,514            20,218        18,964

 Occupancy expense of premises                                                 1,815          1,533             3,443         3,117

 Equipment expenses                                                            1,324          1,099             2,514         2,140

 Marketing                                                                       482            509               995           963

 Outside data services                                                           766            660             1,487         1,305

 Amortization of intangible assets                                               487            664               973         1,329

 Other expenses                                                                2,996          2,644             5,295         4,762
                                                                     -------------------------------      --------------------------

      TOTAL NONINTEREST EXPENSES                                              18,155         16,623            34,925        32,580
                                                                     -------------------------------      --------------------------

Income Before Income Taxes                                                     7,948         11,674            17,363        22,637

Income Tax Expense                                                             1,555          2,938             3,669         5,573
                                                                     -------------------------------      --------------------------

NET INCOME                                                                    $6,393         $8,736           $13,694       $17,064
                                                                     ================ ==============      ==========================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                           Three Months Ended                   Six Months Ended
                                                                                    June 30,                            June 30,
                                                                     -------------------------------      --------------------------

(In thousands, except per share data)                                     2004            2003              2004           2003
------------------------------------------------------------------------------------------------------------------------------------

Basic Net Income Per Share                                               $0.44            $0.61             $0.94          $1.18

Diluted Net Income Per Share                                              0.43             0.60              0.93           1.16

Dividends Declared Per Share                                              0.19             0.18              0.38           0.36



See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       -----------------------------------
                                                                                           2004                 2003
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

 Net income                                                                                  $13,694              $17,064

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                               3,206                3,051

   Provision for credit losses                                                                     0                    0

   Deferred Income Taxes (benefits)                                                            (354)                  572

   Origination of loans held for sale                                                      (156,736)            (230,952)

   Proceeds from sales of loans held for sale                                                157,754              243,549

   Gains on sales of loans held for sale                                                     (1,797)              (3,178)

   Securities gains                                                                            (337)                (551)

   Income from early termination of a sublease                                                     0              (1,077)

   Net decrease in accrued interest receivable                                                   636                   53

   Net increase in other assets                                                                (770)              (5,597)

   Net increase (decrease) in accrued expenses and other liabilities                           1,629              (6,154)

   Other - net                                                                                   698                  811
                                                                                       --------------      ---------------

      Net cash provided by operating activities                                               17,623               17,591

Cash flows from investing activities:

  Net decrease (increase) in interest-bearing deposits with banks                               (12)                  148

  Purchases of investments held-to-maturity                                                 (22,109)              (7,622)

  Purchases of other equity securities                                                             0                (166)

  Proceeds from sales of other equity securities                                               1,259                    0

  Purchases of investments available-for-sale                                              (316,378)            (881,245)

  Proceeds from sales of investments available-for-sale                                      166,480               71,760

  Proceeds from the sales of other real estate owned                                             153                    0

  Proceeds from maturities, calls and principal payments of investments                       37,207               95,174
    held-to-maturity

  Proceeds from maturities, calls and principal payments of investments                      209,160              732,093
    available-for-sale

  Net increase in loans and leases                                                         (113,918)              (6,022)

 Proceeds from an early termination of a sublease                                                  0                  750

 Expenditures for premises and equipment                                                     (5,087)              (2,601)
                                                                                       --------------      ---------------

     Net cash provided by  (used in) investing activities                                   (43,245)                2,269

Cash flows from financing activities:

 Net increase in deposits                                                                    119,722               97,932

 Net decrease in short-term borrowings                                                      (29,062)             (72,153)

 Proceeds from long-term borrowings                                                                0               28,500

 Common stock purchased and retired                                                             (20)              (2,999)

 Proceeds from issuance of common stock                                                          583                  455

 Dividends paid                                                                              (5,515)              (5,223)
                                                                                       --------------      ---------------

     Net cash provided by financing activities                                                85,708               46,512
                                                                                       --------------      ---------------

Net increase in cash and cash equivalents                                                     60,086               66,372

Cash and cash equivalents at beginning of period                                              49,067               48,133
                                                                                       --------------      ---------------

Cash and cash equivalents at end of period                                                  $109,153             $114,505
                                                                                       ==============      ===============

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                      -------------------------------------

(Dollars in thousands)                                                                     2004                  2003
------------------------------------------------------------------------------------- --------------- ----- ---------------
Supplemental Disclosures:

  Interest payments                                                                          $16,630               $19,988

  Income tax payments                                                                          3,909                 5,108

Noncash Financing Activities:

  Transfers from loans to other real estate owned                                                  0                   187

  Increase in premises and equipment from an early termination of a sublease                       0                 1,168

  Reclassification of borrowings from long-term to short-term                                    275                30,709


See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                     Accum-
                                                                                                     ulated
                                                                                                     Other
                                                                                                     Compre-           Total
                                                                   Additional                        hensive           Stock-
                                                     Common          Paid-in           Retained       Income          holders'
(Dollars in thousands, except per share data)         Stock         Capital           Earnings       (loss)           Equity
--------------------------------------------- ---- ----------- --- ------------ --- ------------ -- ------------ --- -----------
Balances at January 1, 2004                           $14,496          $18,970         $153,280          $6,703        $193,449
Comprehensive income:

  Net income                                                                             13,694                          13,694
  Other comprehensive loss, net of tax
  effects and reclassification adjustment                                                                (6,101)         (6,101)
                                                                                                                     -----------
   Total comprehensive income
                                                                                                                          7,593

Cash dividends - $0.38 per share                                                        (5,515)                         (5,515)
Common stock issued pursuant to:
  Director stock purchase plan- 1,120 shares                1               39                                               40

  Stock option plan - 12,480 shares                        13              256                                              269
  Employee stock purchase plan - 8,977
shares                                                      9              265                                              274

  Stock repurchases - 550 shares                          (1)             (19)                                             (20)
                                                   -----------     ------------     ------------    ------------     -----------


Balances at June 30, 2004                             $14,518          $19,511         $161,459        $602            $196,090
                                                   ===========     ============     ============    ============     ===========

Balances at January 1, 2003                           $14,536          $21,128         $131,939         $10,421        $178,024
Comprehensive income:

  Net income                                                                             17,064                          17,064

Other comprehensive income, net of tax
    effects and reclassification
    adjustment                                                                                            1,304           1,304
                                                                                                                     -----------
 Total comprehensive income
                                                                                                                         18,368

Cash dividends - $0.36 per share                                                        (5,223)                         (5,223)
Common stock issued pursuant to:

    Stock option plan - 16,123 shares                      16              220                                              236
  Employee stock purchase plan - 7,987
  shares                                                    8              211                                              219

    Stock repurchases - 95,060 shares                    (95)          (2,904)                                          (2,999)
                                                   -----------     ------------     ------------    ------------     -----------

Balances at June 30, 2003                             $14,465          $18,655         $143,780         $11,725        $188,625
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



Note 2 - Stock Option Plan

         At June 30, 2004, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.


                                                             Three Months Ended                Six Months Ended
                                                                      June 30,                        June 30,
                                                  ----------------------------------------------------------------------
(In thousands, except per share data)                   2004             2003           2004                2003
------------------------------------------------------------------------------------------------------------------------
Net income, as reported                            $      6,393     $     8,736     $     13,694      $       17,064
Less pro forma stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                                  (310)            (248)              (620)            (497)
                                                  --------------------------------------------------------------------
Pro forma net income                               $      6,083     $     8,488    $      13,074     $      16,567
                                                  ======================================================================

Net income per share:
   Basic - as reported                             $        0.44    $       0.61    $        0.94     $          1.18
   Basic - pro forma                               $        0.42    $       0.59    $        0.90     $          1.14
   Diluted - as reported                           $        0.43    $       0.60    $        0.93     $          1.16
   Diluted - pro forma                             $        0.41    $       0.58    $        0.89     $          1.13


Note 3 - Per Share Data

         The calculations of net income per common share for the three month and six month periods ended June 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.


(Dollars and amounts in thousands, except                           Three Months Ended                 Six Months Ended
  Per share data)                                                        June 30,                          June 30,
--------------------------------------------------------------- ---------------------------- --- -----------------------------
                                                                    2004          2003              2004           2003
                                                                    ----          ----              ----           ----
Basic:
 Net income available to common stockholders                          $6,393         $8,736          $13,694          $17,064
 Average common shares outstanding                                    14,514         14,479           14,510           14,508
     Basic net income per share                                        $0.44          $0.61            $0.94            $1.18
                                                                ============= ==============     ============ ================
Diluted:
 Net income available to common stockholders                          $6,393         $8,736          $13,694          $17,064

 Average common shares outstanding                                    14,514         14,479           14,510           14,508
 Stock option adjustment                                                 212            197              218              202
                                                                ------------- --------------     ------------ ----------------
   Average common shares outstanding-diluted                          14,726         14,676           14,728           14,710
     Diluted net income per share                                      $0.43          $0.60            $0.93            $1.16
                                                                ============= ==============     ============ ================

         Options for 188,768 shares of common stock were not included in computing diluted net income per share for the three and six months ended June 30, 2004 because their effects are antidilutive. Options for 135,147 shares of common stock were not included in computing diluted net income per share for the three months ended June 30, 2003 because their effects were antidilutive. There was no such effect for the six months ended June 30, 2003.

Note 4-Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

         The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits equal the sum of two parts:
(a) the benefit accrued as of December 31, 2000, based on the formula of 1.5% of the highest five year average salary as of that date times years of service as of that date, plus (b) 1.75% of each year's earnings after December 31, 2000 (1.75% of career average earnings). In addition, if the participant's age plus years of service as of January 1, 2001, equal at least 60 and the participant had at least 15 years of service at that date, he or she will receive an additional benefit of 1% of year 2000 earnings for each of the first 10 years of service completed after December 31, 2000. Early retirement is also permitted by the Plan at age 55 after 10 years of service. The Company's funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year. The Company, with input from its actuaries, estimates that the 2004 contribution will be approximately $1.5 million which will maintain the pension plan's fully funded status.

         Net periodic benefit cost for the three and six month periods ended June 30 includes the following components:


                                                 Three months Ended                            Six months Ended
-------------------------------------------------------------------------------------------------------------------
                                                      June 30,                                      June 30,
 (In thousands)                                 2004             2003                         2004            2003
-------------------------------------------------------------------------------------------------------------------

Service cost for benefits earned                $395             $285                         $790             $569
Interest cost on projected benefit obligation    232              183                          464              364
Expected return on plan assets                  (259)            (197)                        (519)            (395)
Amortization of prior service cost               (16)             (15)                         (31)             (31)
Recognized net actuarial loss                     82               73                          164              147
                                               -----           ------                       ------             ----
Net periodic benefit cost                       $434             $329                         $868             $654
                                               =====            =====                        =====             ====

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401 (k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401 (k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $372,000 and $393,000 for the six month period ended June, 2003 and 2004, respectively and $178,000 and $182,000 for the three month period ended June 30, 2003 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses (benefits) related to the performance based compensation benefit of $487,000 and $14,000 for the six months ended June 30, 2003 and 2004, respectively and $43,000 and $(91,000) for the three months ended June 30, 2003 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses related to the SERAs of $292,000 and $115,000 for the six months ended June 30, 2003 and 2004, respectively and $152,000 and $119,000 for the three months ended June 30, 2003 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental insurance cost and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $96,000 and $128,000 for the six months ended June 30, 2003 and 2004, respectively and $64,000 for both the three months ended June 30, 2003 and 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Sandy Spring Bancorp makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations and other expectations; estimates of risks and future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Anne Arundel, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2004, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 42% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 58%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 60% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

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

         In general, the efficiency ratio measures noninterest expenses as a percentage of net interest income plus total noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude intangible asset amortization. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses. The traditional measure is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP-based efficiency ratios are presented and reconciled in Table 1.

Table 1 - GAAP based and traditional efficiency ratios


                                                            Three Months Ended                      Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,                               June 30,
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     2004            2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                       $     18,155    $    16,623      $     34,925           $    32,580
Net interest income plus noninterest income-
  GAAP based                                                26,103         28,297            52,288                55,217

   Efficiency ratio-GAAP based                               69.55%         58.74%            66.79%                59.00%
                                                      ============    ===========      =============          ===========

Noninterest expenses-GAAP based                       $     18,155    $    16,623      $     34,925           $    32,580
  Less non-GAAP adjustment:
    Amortization of intangible assets                          487            664               973                 1,329
                                                     -------------   ------------      -------------          -----------
      Noninterest expenses-traditional ratio                17,668        15,959             33,952                31,251

Net interest income plus noninterest income-
  GAAP based                                                26,103        28,297             52,288                55,217
    Plus non-GAAP adjustment:
      Tax-equivalency                                        1,919         1,809              3,884                 3,855
    Less non-GAAP adjustments:
       Securities gains (losses)                              109            543                337                   551
       Income from an early termination of
         a sublease                                             0          1,077                  0                 1,077
                                                    -------------   ------------      -------------           -----------
          Net interest income plus noninterest
            Income - traditional ratio                     27,913         28,486             55,835                57,444

   Efficiency ratio - traditional                           63.30%         56.02%             60.81%                54.40%
                                                    =============   ============      =============           ===========

A. FINANCIAL CONDITION

         The Company's total assets were $2,424,199,000 at June 30, 2004, compared to $2,334,424,000 at December 31, 2003, increasing $89,775,000 or 4%
during the first six months of 2004. Earning assets increased by 4%, to $2,261,032,000 at June 30, 2004, from $2,175,236,000 at December 31, 2003.

         Total loans and leases, excluding loans held for sale, increased 10% or $113,918,000 during the first six months of 2004, to $1,267,346,000. During this period, all three major loan categories showed increases. These increases occurred in residential real estate loans, which increased by $36,929,000 or 9%, attributable in large part to residential construction loan growth, consumer loans which increased by $41,911,000 or 17%, primarily reflecting higher home equity lines and commercial loans and leases which increased by $35,078,000 or 7%, due predominantly to growth in commercial loans secured by real estate. Residential mortgage loans held for sale increased by $779,000 from December 31, 2003, to $12,988,000 at June 30, 2004.


Table 2 - Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:



(In thousands)                                 June 30, 2004               %            December 31, 2003           %
----------------------------------------------------------------------------------------------------------------------
Residential real estate                       $    456,558               36%            $     419,629              36%
Commercial loans and leases                        526,017               42                   490,939              43
Consumer                                           284,771               22                   242,860              21
                                              ------------      -----------             -------------      -----------
    Total Loans and Leases                       1,267,346              100%                1,153,428              100%
                                                                ===========                                ===========
Less:  Allowance for credit losses                (14,743)                                   (14,880)
                                              -----------                               ------------
    Net loans and leases                      $ 1,252,603                               $  1,138,548
                                              ===========                               ============

         The total investment portfolio decreased by 9% or $85,997,000 from December 31, 2003, to $912,208,000 at June 30, 2004, as management decreased the amount of leverage on the balance sheet to mitigate interest rate risk in the event of rising rates. The decrease was driven primarily by a decline of $69,552,000 or 11% of available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $57,096,000 during the first six months of 2004, reaching $68,490,000 at June 30, 2004.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:


(In thousands)                                         June 30, 2004             %           December 31, 2003          %
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                          $    417,400              25%             $   368,319            24%
Interest-bearing deposits:
  Demand                                                   230,574              14                  224,272            14
  Money market savings                                     362,644              21                  376,722            24
  Regular savings                                          230,773              14                  187,510            12
  Time deposits less than $100,000                         269,164              16                  269,938            17
  Time deposits $100,000 or more                           170,997              10                  135,069             9
                                                      ------------         -------              -----------        ------
    Total interest-bearing                               1,264,152              75                1,193,511            76
                                                      ------------         -------              -----------        ------
       Total deposits                                 $  1,681,552             100%             $ 1,561,830           100%
                                                      ============         =======              ===========        ======


         Total deposits were $1,681,552,000 at June 30, 2004, increasing $119,722,000 or 8% from $1,561,830,000 at December 31, 2003. First half-year growth rates of 13% were achieved in 2004 for noninterest-bearing demand deposits (up $49,081,000), 23% for interest-bearing regular savings (up $43,263,000), 27% for time deposits of $100,000 or more (up $35,928,000) and 3%
for interest-bearing demand deposits (up $6,302,000). Over the same period, decreases of 4% were recorded for money market savings (down $14,078,000) and less than 1% for time deposits of less than $100,000.

         Total borrowings were $534,319,000 at June 30, 2004, which represented a decrease of $29,062,000 or 5% from December 31, 2003, primarily reflecting a decrease in short-term borrowings as management decreased the leverage in the balance sheet.

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


         The Company's Board of Directors has established a comprehensive interest rate risk management policy, which is administered by Management's Asset Liability Management Committee ("ALCO"). The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equityd capital (a measure of economic value of equity ("EVE") at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

         The Company augments its quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis. These alternative interest rate scenarios may include non-parallel rate ramp and non-parallel yield curve twists.

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


ESTIMATED CHANGES IN NET INTEREST INCOME

      ---------------------------------------------------------------------------------------------------
      CHANGE IN NET INTEREST INCOME:   + 400 BP     + 300 BP       + 200 BP       + 100 BP       - 100 BP
      ---------------------------------------------------------------------------------------------------
           POLICY LIMIT                     30%          25%            20%             15%           15%
           June 2004                     -1.77        -0.70          +1.65           +4.53         -6.70
           December 2003                 -6.61        -3.80          -2.30           -0.62         -9.17

         As shown above, measures of net interest income at risk improved from December 31, 2003 at all interest rate shock levels. Specifically, at the +200bp shock level, the measure moved from -2.30% to +1.65%, well within the policy limit of 20%. Although assumed to be unlikely, our largest exposure is at the -100bp level, with a measure of -6.70% compared to -9.17% at December 31, 2003. This is also well within our prescribed policy limit of 15%. The reduction in the net interest income sensitivity is consistent with management's decision to reduce the duration and size of the investment portfolio during the first six months of 2004 in anticipation of rising interest rates in the future.

         The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company's cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company's net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

     ---------------------------------------------------------------------------------------------------------------
     DECREASE IN ECONOMIC VALUE OF EQUITY:    + 400 BP       + 300 BP      + 200 BP      + 100 BP      - 100 BP
     ---------------------------------------------------------------------------------------------------------------
     POLICY LIMIT                                 60%            40%        22.5%        10.0%          12.5%
     June 2004                                -42.65         -32.12        -17.61        -4.15          -2.98
     December 2003                            -47.83         -34.66        -20.41        -3.98         -10.17

         Measures of the economic value of equity (EVE) at risk also improved over year-end 2003 at all interest rate shock levels with the exception of the +100bp. A reduced duration in the investment portfolio is the key contributor to the improved risk position. The economic value of equity exposure at +200bp is now -17.61% compared to -20.41% at year-end 2003, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of June 30, 2004 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $105,607,000, which increased from $69,038,000 at December 31, 2003. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $708,215,000 from the Federal Home Loan Bank of Atlanta, of which approximately $360,433,000 was outstanding at June 30, 2004. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $260,987,000 at June 30, 2004, against which there were outstandings of approximately $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2004.

         The following is a schedule of significant commitments at June 30,
2004:
                                                                  (In thousands)
         Commitments to extend credit:
           Unused lines of credit (home equity and business)        $365,647
           Other commitments to extend credit                       $167,133
         Standby letters of credit                                  $ 39,571
                                                                    --------

                                                                    $572,351
                                                                    ========

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 14.89% at June 30, 2004, compared to 15.51% at December 31, 2003; a tier 1 risk-based capital ratio of 13.93%, compared to 14.34%; and a capital leverage ratio of 8.97%, compared to 8.67%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2004, is appropriate.

         Stockholders' equity for June 30, 2004, totaled $196,090,000, representing an increase of $2,641,000 or 1% from $193,449,000 at December 31, 2003. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 91% or $6,101,000 from December 31, 2003 to $602,000 at June 30, 2004.

         Internal capital generation (net income less dividends) added $8,179,000 to total stockholders' equity during the first six months of 2004. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 8% compared to 12% reported for the full-year 2003.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $583,000 during the six month period ended June 30, 2004. However, share repurchases amounted to $20,000 from December 31, 2003 through June 30, 2004, for a net increase in stockholders' equity from these sources of $563,000.

         Dividends for the first six months of the year were $0.38 per share in 2004, compared to $0.36 per share in 2003, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 41% versus 31%.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004, AND 2003

         Net income for the first six months of the year decreased $3,370,000 or 20% to $13,694,000 in 2004 from $17,064,000 in 2003, representing annualized returns on average equity of 14.03% and 18.91%, respectively. First half-year diluted earnings per share (EPS) were $0.93 in 2004, compared to $1.16 in 2003.

         The net interest margin decreased by 14 basis points to 3.70% for the six months ended June 30, 2004, from 3.84% for the same period of 2003, as the net interest spread decreased by 13 basis points. These results reflect lower average interest rates in the first half-year of 2004 as more assets repriced down than liabilities during the six months ended June 30, 2004.


TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                                     For the six months ended June 30,
                                                                2004                                  2003
                                               ------------------------------------------------------------------------------
                                                  Average    Annualized    Average     Average     Annualized     Average
                                                  Balance     Interest    Yield/Rate   Balance      Interest    Yield/Rate
                                                                             (1)                                    (1)
                                               ------------------------------------------------------------------------------
Assets
    Total loans and leases (2)                 $   1,218,625      $67,707    5.56%    $1,080,749    $   67,264        6.22%

    Total securities                                 944,038       46,157    4.89      1,049,040        55,287        5.27

    Other earning assets                              31,486          304    0.97         38,387           443        1.15
                                               -------------   ----------             ----------     ---------
       TOTAL EARNING ASSETS                        2,194,149      114,168    5.20%     2,168,176       122,994        5.67%
    Nonearning assets                                162,627                             150,095
                                               -------------                          ----------
       Total assets                            $   2,356,776                         $ 2,318,271
                                               =============                         ===========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits           $     227,254         $655    0.29%   $   192,468          $484         0.25%
    Money market savings deposits                    371,988        2,018    0.54        402,550         3,017         0.75
    Regular savings deposits                         202,253          719    0.36        163,187           530         0.32
    Time deposits                                    420,101        8,119    1.93        443,508        11,417         2.57
                                               -------------  -----------            -----------     ---------
      Total interest-bearing deposits              1,221,596       11,511    0.94      1,201,713        15,448         1.29
    Short-term borrowings                            391,907       14,744    3.76        477,097        18,275         3.83
    Long-term borrowings                             150,000        6,727    4.48        121,607         6,058         4.98
                                               -------------  -----------            -----------     ---------
       Total interest-bearing liabilities          1,763,503       32,982    1.87      1,800,417        39,781         2.21
                                                                           ------                                    ------
    Noninterest-bearing demand deposits              376,361                             311,097
    Other noninterest-bearing liabilities             20,673                              24,830
    Stockholders' equity                             196,239                             181,927
                                               -------------                         -----------
       Total liabilities and stockholders'
         equity                                $   2,356,776                          $2,318,271
                                               =============                         ===========

    Net interest spread                                                         3.33%                                  3.46%
                                                                         ============                          =============
    Net interest margin (3)                                                     3.70%                                  3.84%
                                                                         ============                          =============
    Ratio of average earning assets to
       Average interest-bearing liabilities          124.42%                              120.43%
                                               =============                         ============

    (1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $7,810,000 and $7,774,000 for the six months ended June 30, 2004 and 2003, respectively.

    (2) Non-accrual loans are included in the average balances.

    (3) Net interest margin = annualized net interest income on a tax-equivalent basis divided By total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first six months of the year was $36,488,000 in 2004, a decrease of 2% from $37,410,000 in 2003, due to lower interest rates on loans and investment securities and lower investment securities balances, offset in part by the effects of loan growth, reduced interest rates on deposits and borrowings, and lower borrowing balances. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also decreased by 2%, to $40,372,000 in 2004 from $41,265,000 in 2003. The effects of average balances, yields and rates are presented in table 4.

         For the first six months, total interest income decreased by $4,183,000 or 7% in 2004, compared to 2003. On a non-GAAP tax-equivalent basis, interest income also decreased by 7%. Average earning assets rose by 1% over the prior period, to $2,194,149,000 from $2,168,176,000, while the average yield earned on those assets decreased by 47 basis points to 5.20%. Comparing the first six months of 2004 versus 2003, average total loans and leases grew by 13% to $1,218,625,000 (56% of average earning assets, versus 50% a year ago), while recording a 66 basis point decline in average yield to 5.56%. Average residential real estate loans increased by 21% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 13% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 6% (due to increases in commercial mortgages and other commercial loans and leases, partially offset by a decline in construction loans). Over the same period, average total securities decreased by 10% to $944,038,000 (43% of average earning assets, versus 48% a year ago), while the average yield earned on those assets also decreased, by 38 basis points to 4.89%.

         Interest expense for the first six months of the year decreased by $3,261,000 or 16% in 2004, compared to 2003. Average total interest-bearing liabilities decreased by 2% over the prior year period, while the average rate paid on these funds also decreased, by 34 basis points to 1.87%. As shown in Table 4, money market savings deposits, time deposits and short and long-term borrowings recorded declines in average rate. These declines were partially offset by slight increases in the rates paid on interest-bearing demand deposits and regular savings deposits.

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

         There were no provisions for credit losses in the first six months of 2004 or 2003. The Company experienced net charge-offs during the first six months of 2004 and 2003 of $137,000 and $3,000, respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2004, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.16% of total loans and leases at June 30, 2004 and 1.29% at December 31, 2003. The allowance decreased during the first six months of 2004 by $137,000 (the amount of net charge-offs for the period), from $14,880,000 at December 31, 2003, to $14,743,000 at June 30, 2004. The stability of the allowance reflects the required reserve computed by the allowance methodology at June 30, 2004, compared to December 31, 2003. In spite of loan growth, the required reserve declined due to a decrease in internally risk-rated commercial loans and management's analysis of improving economic trends.

         Nonperforming loans and leases increased by $135,000 to $2,990,000 from December 31, 2003 to June 30, 2004, while nonperforming assets increased by $58,000 to $2,990,000. Expressed as a percentage of total assets, nonperforming assets decreased to 0.12% at June 30, 2004 from 0.13% at December 31, 2003. The allowance for credit losses represented 493% of nonperforming loans and leases at June 30, 2004, compared to coverage of 521% at December 31, 2003. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at June 30, 2004, and $77,000 at December 31, 2003. The balance of impaired loans and leases was $856,000 at June 30, 2004, with specific reserves against those loans of $278,000, compared to $336,000 at December 31, 2003, with specific reserves of $120,000.

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:


                                                      Six Months Ended              Twelve Months Ended
                                                       June 30, 2004                 December 31, 2003
--------------------------------------------------------------------------------------------------------
Balance, January 1                                          $14,880                      $15,036
Provision for credit losses                                       0                            0
Loan charge-offs:
  Residential real estate                                      (21)                        (148)
  Commercial loans and leases                                  (74)                        (122)
  Consumer                                                    (117)                         (87)
                                                      ------------                 --------------
    Total charge-offs                                         (212)                        (357)
Loan recoveries:
  Residential real estate                                        25                          126
  Commercial loans and leases                                    45                           63
  Consumer                                                        5                           12
                                                      --------------               --------------
    Total recoveries                                             75                          201
                                                      --------------               --------------
Net charge-offs                                               (137)                        (156)
                                                      --------------               --------------
      Balance, period end                                   $14,743                      $14,880
                                                      ==============               ==============
Net charge-offs to average loans and
     leases (annual basis)                                (0.02)%                       (0.01)%
Allowance to total loans and leases                        1.16%                         1.29%

The following table presents nonperforming assets at the dates indicated:
                                                         June 30,                      December 31,
                                                           2004                            2003
---------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                  $674                           $522
Loans and leases 90 days past due                            2,316                          2,333
                                                     --------------                 --------------
  Total nonperforming loans and leases*                      2,990                          2,855
Other real estate owned                                          0                             77
                                                     --------------                 --------------
  Total nonperforming assets                                $2,990                         $2,932
                                                     ==============                 ==============
Nonperforming assets to total assets                     0.12%                            0.13%
----------------------------------------------------------------------------------------------------

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $6,732,000 at June 30, 2004, compared to $16,793,000 at December 31, 2003. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $15,800,000 for the six-month period ended June 30, 2004, an 11% or $2,007,000 decrease from the same period of 2003. This decline was mainly the result of decreases in gains on sales of mortgage loans (down $1,381,000 or 43%), reflecting lower levels of mortgage banking activity, securities gains (down $214,000 or 39%) and nonrecurring income of $1,077,000 recorded in 2003 from the early termination of a sublease. Partially offsetting these decreases were increases in trust department income (up $260,000 or 18%), insurance agency commissions (up $210,000 or 11%) and fees on sales of investment products (up $108,000 or 9%), reflecting management's desire to both increase and diversify its sources of noninterest income. Also, other income increased $433,000 or 20%, due primarily to increases in gains on sales of other real estate owned and gains on sales of SBA loans.

         Total noninterest expenses were $34,925,000 for the six-month period ended June 30, 2004, a 7% or $2,345,000 increase from the first half-year of 2003. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first half-year of 2004 occurred in salaries and employee benefits (up $1,254,000 or 7%), attributable to a larger staff and merit increases, occupancy expenses (up $326,000 or 10%) which increased due to an expanded branch network and the opening of a new operations center, equipment expenses (up $374,000 or 17%) and other expenses (up $533,000 or 11%) which increased mainly as the result of an increase in professional fees. The Company opened a new branch in June 2003 and another in August 2003. Average full-time equivalent employees increased to 602 during the first six months of 2004, from 558 during the like period in 2003, an 8% increase. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $23,000 in 2004 and $31,000 in 2003 (which includes after-tax income from an early termination of a sublease).

INCOME TAXES

         The effective tax rate decreased to 21.1% for the six-month period ended June 30, 2004, from 24.6% for the prior year period. This decline was primarily due to an increase in tax-advantaged investment interest income as a percentage of total income before taxes.

C. RESULTS OF OPERATIONS - SECOND QUARTER 2004 AND 2003

         Second quarter net income of $6,393,000 ($0.43 per share-diluted) in 2004 was $2,343,000 or 27% below net income of $8,736,000 ($0.60 per share-diluted) shown for the same quarter of 2003. Annualized returns on average equity for these periods were 13.07% in 2004 versus 19.04% in 2003.

         Second quarter net interest income was $17,862,000 in 2004, a decrease of 2% from $18,247,000 in 2003, reflecting a 16 basis point decline in net interest margin partially offset by a 2% higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 2%.

         There were no second quarter provisions for credit losses in 2004 or 2003. Net charge-offs of $132,000 were recorded for the three-month period ended June 30, 2004, compared to net recoveries of $10,000 for the three-month period ended June 30, 2003.

         Second quarter noninterest income was $8,241,000 in 2004, representing an 18% or $1,809,000 decrease from the same period of 2003. This decrease was mainly the result of decreases in gains on sales of mortgage loans (down $575,000 or 36%), securities gains (down $434,000 or 80%) and service charges on deposit accounts (down $156,000 or 8%). In addition, noninterest income for the first six months of 2003 included nonrecurring income of $1,077,000 from the early termination of a sublease. Partially offsetting this decrease, were increases in trust department income (up $226,000 or 30%), insurance agency commissions (up $108,000 or 12%) and other income (up $193,000 or 16%).

         Second quarter noninterest expenses increased 9% or $1,532,000 to $18,155,000 in 2004 from $16,623,000 in 2003. This increase was mainly the result of increases in salaries and employee benefits (up $771,000 or 8%), occupancy expense (up $282,000 or 18%), equipment expenses (up $225,000 or 20%) and other expenses (up $352,000 or 13%).

         The second quarter effective tax rate decreased to 19.6%, from the 25.2% recorded in the second quarter of 2003. This decrease was primarily due to an increase in tax-advantaged investment interest income as a percentage of total income before taxes.

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


ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information on the Company's purchases of its common stock during the six months ended June 30, 2004.


                                           Issuer Purchases of Equity Securities (1)

-----------------------------------------------------------------------------------------------------------------------------
                                                                              (c) Total Number of      (d) Maximum Number
                                                                               Shares Purchased as       that May Yet Be
                                                                                Part of Publicly       Purchased Under the
                             (a) Total Number of    (b) Average Price Paid      Announced Plans or       Plans or Programs
    Period                    Shares Purchased             per Share                Programs                  (2)(3)
-----------------------------------------------------------------------------------------------------------------------------
January 2004                          0                       NA                        0                     670,904
February 2004                         0                       NA                        0                     670,904
March 2004                           550                      $36.05                    550                   670,354
April 2004                            0                       NA                        0                     670,354
May 2004                              0                       NA                        0                     670,354
June 2004                             0                       NA                        0                     670,354
-----------------------------------------------------------------------------------------------------------------------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting held on April 21, 2004, the shareholders of the Company elected five directors by the following vote:

Nominee                       For           Against                   Withheld
--------------------------------------------------------------------------------
Solomon Graham             11,031,193       136,709                     0
Gilbert L. Hardesty        11,029,619       138,283                     0
Charles F. Mess            10,808,218       359,684                     0
Lewis R. Schumann          10,944,219       223,680                     0
W. Drew Stabler            11,078,435        89,464                     0

There were no solicitations in opposition to management's nominees and all such nominees were elected. All five director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., David
E. Rippeon, John Chirtea, Hunter R. Hollar, and Craig A. Ruppert.

Also at the annual meeting, the shareholders ratified the appointment of McGladrey & Pullen, LLP, as the independent auditors for 2004 by the following vote:
                                                                       Broker
                      For           Against         Witheld           Non Votes
                ---------------------------------------------------------------
                10,898,728           73,671          195,500           3,000

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

                  On July 15, 2004, the Company furnished, under Item 9 and Item 12, its news release including results of operations and financial condition and related information concerning non-GAAP financial measures for June 30, 2004, and the quarter then ended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /S/ HUNTER R. HOLLAR
   --------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: August 4, 2004





By:  /S/ JAMES H. LANGMEAD
   ---------------------------------------
    James H. Langmead
    Executive Vice President and Chief Financial Officer


  Date: August 4, 2004