Form 10-Q
period 2004-09-30
SANDY SPRING BANCORP INC
filed 2004-11-05
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

         The number of shares of common stock outstanding as of October 20, 2004 is 14,500,361 shares.

                           SANDY SPRING BANCORP, INC.
                                      INDEX

                                                                           PAGE
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          September 30, 2004 and December 31, 2003...........................1

          Consolidated Statements of Income for the Nine
          Month Periods Ended September 30, 2004 and 2003....................2

          Consolidated Statements of Cash Flows for the Nine
          Month Periods Ended September 30, 2004 and 2003 ...................4

          Consolidated Statements of Changes in Stockholders' Equity for
          the Nine Month Periods Ended September 30, 2004 and 2003...........6

          Notes to Consolidated Financial Statements.........................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK ................................................20

  ITEM 4. CONTROLS AND PROCEDURES...........................................20

PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND
          ISSUER PURCHASES OF EQUITY SECURITIES.............................21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................21

  SIGNATURES................................................................22

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,           December 31,

(Dollars in thousands, except per share data)                                                   2004                    2003
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                  $        43,390         $        38,397

  Federal funds sold                                                                                27,086                  10,670

  Interest-bearing deposits with banks                                                                 512                     724

  Residential mortgage loans held for sale (at fair value)                                           8,849                  12,209

  Investments available-for-sale (at fair value)                                                   598,886                 639,460

  Investments held-to-maturity -- fair value of $328,531 (2004) and
     $344,814 (2003)                                                                               321,451                 337,634

  Other equity securities                                                                           19,852                  21,111

  Total loans and leases                                                                         1,365,483               1,153,428

    Less: allowance for credit losses                                                              (14,792)                (14,880)
                                                                                           ---------------         ---------------
       Net loans and leases                                                                      1,350,691               1,138,548

  Premises and equipment, net                                                                       40,991                  37,679

  Accrued interest receivable                                                                       13,049                  13,661

  Goodwill                                                                                           7,642                   7,642

  Other intangible assets                                                                            9,987                  11,446

  Other assets                                                                                      63,916                  65,243
                                                                                           ---------------         ---------------
     Total assets                                                                          $     2,506,302         $     2,334,424
                                                                                           ===============         ===============

LIABILITIES

  Noninterest-bearing deposits                                                             $       423,254         $       368,319

  Interest-bearing deposits                                                                      1,286,388               1,193,511
                                                                                           ---------------         ---------------
      Total deposits                                                                             1,709,642               1,561,830

  Short-term borrowings                                                                            393,528                 413,223

  Subordinated debentures                                                                           70,000                  35,000

  Other long-term borrowings                                                                       114,696                 115,158

  Accrued interest payable and other liabilities                                                    16,699                  15,764
                                                                                           ---------------         ---------------
      Total liabilities                                                                          2,304,565               2,140,975

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
   and outstanding 14,493,104 (2004) and 14,495,613 (2003)                                          14,493                  14,496

  Additional paid in capital                                                                        18,473                  18,970

  Retained earnings                                                                                164,977                 153,280

  Accumulated other comprehensive income                                                             3,794                   6,703
                                                                                           ---------------         ---------------
      Total stockholders' equity                                                                   201,737                 193,449
                                                                                           ---------------         ---------------
      Total liabilities and stockholders' equity                                           $     2,506,302         $     2,334,424
                                                                                           ===============         ===============

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                    -----------------------------     -----------------------------

(In thousands, except per share data)                                    2004            2003              2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                              $     18,233     $     15,883     $     51,608     $     48,754

 Interest on loans held for sale                                             172              422              522              993

 Interest on deposits with banks                                               3                2                8                9

 Interest and dividends on securities:

   Taxable                                                                 5,472            7,998           17,537           24,610

   Exempt from federal income taxes                                        3,678            3,558           10,780           10,509

Interest on federal funds sold                                               133               49              280              264
                                                                    ---------------------------------------------------------------
     TOTAL INTEREST INCOME                                                27,691           27,912           80,735           85,139

Interest Expense:

 Interest on deposits                                                      3,412            3,230            9,136           10,891

 Interest on short-term borrowings                                         4,717            4,389           12,167           13,516

 Interest on long-term borrowings                                          1,193            1,518            4,575            4,547
                                                                    ---------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                               9,322            9,137           25,878           28,954
                                                                    ---------------------------------------------------------------

NET INTEREST INCOME                                                       18,369           18,775           54,857           56,185

Provision for Credit Losses                                                    0                0                0                0
                                                                    ---------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                       18,369           18,775           54,857           56,185

Noninterest Income:

 Securities gains                                                            138              106              475              657

 Service charges on deposit accounts                                       1,886            2,027            5,635            6,048

 Gains on sales of mortgage loans                                            714            1,906            2,511            5,084

 Fees on sales of investment products                                        475              512            1,770            1,699

 Trust department income                                                     813              756            2,551            2,234

 Insurance agency commissions                                                944              924            3,095            2,865

 Income from bank owned life insurance                                       614              866            1,857            2,185

 Income from an early termination of a sublease                                0                0                0            1,077

 Visa check fees                                                             498              434            1,419            1,353

 Other income                                                              1,338            1,220            3,907            3,356
                                                                    ---------------------------------------------------------------
      TOTAL NONINTEREST INCOME                                             7,420            8,751           23,220           26,558

Noninterest Expenses:

 Salaries and employee benefits                                           10,353            9,932           30,571           28,896

 Occupancy expense of premises                                             1,861            1,839            5,304            4,956

 Equipment expenses                                                        1,380            1,101            3,894            3,241

 Marketing                                                                   385              477            1,380            1,440

 Outside data services                                                       697              643            2,184            1,948

 Amortization of intangible assets                                           486              665            1,459            1,994

 Other expenses                                                            2,779            2,247            8,074            7,009
                                                                    ---------------------------------------------------------------
      TOTAL NONINTEREST EXPENSES                                          17,941           16,904           52,866           49,484
                                                                    ---------------------------------------------------------------

Income Before Income Taxes                                                 7,848           10,622           25,211           33,259

Income Tax Expense                                                         1,431            2,404            5,100            7,977
                                                                    ---------------------------------------------------------------
NET INCOME                                                          $      6,417     $      8,218     $     20,111     $     25,282
                                                                    ===============================================================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                          Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                    -----------------------------     -----------------------------

(In thousands, except per share data)                                    2004            2003              2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Share                                                 $0.44            $0.57             $1.39           $1.75

Diluted Net Income Per Share                                                0.44             0.56              1.37            1.72

Dividends Declared Per Share                                                0.20             0.19              0.58            0.55

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                      -----------------------------

                                                                                                          2004             2003
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                                                           $     20,111     $     25,282

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                                             5,609            4,795

   Provision for credit losses                                                                                   0                0

   Deferred Income Taxes (benefits)                                                                           (555)             380

   Origination of loans held for sale                                                                     (211,426)        (356,944)

   Proceeds from sales of loans held for sale                                                              217,297          391,073

   Gains on sales of loans held for sale                                                                    (2,511)          (5,084)

   Securities gains                                                                                           (475)            (657)

   Income from early termination of a sublease                                                                   0           (1,077)

   Net (increase) decrease in accrued interest receivable                                                      612             (335)

   Net (increase) decrease in other assets                                                                   3,224           (8,520)

   Net increase (decrease) in accrued expenses and other liabilities                                           546           (8,529)

   Other - net                                                                                               1,177            4,324
                                                                                                      ------------     ------------
      Net cash provided by operating activities                                                             33,609           44,708

Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits with banks                                               212             (114)

 Purchases of investments held-to-maturity                                                                 (25,035)        (102,429)

 Purchases of other equity securities                                                                            0           (1,556)

 Proceeds from sales of other equity securities                                                              1,259                0

 Purchases of investments available-for-sale                                                              (397,218)      (1,131,486)

 Proceeds from sales of investments available-for-sale                                                     217,988          150,726

 Proceeds from the sales of other real estate owned                                                            153               78

 Proceeds from maturities, calls and principal payments of investments held-to-maturity                     40,977           95,174

 Proceeds from maturities, calls and principal payments of investments available-for-sale                  214,639          924,733

 Net increase in loans and leases                                                                         (212,055)         (35,875)

 Proceeds from an early termination of a sublease                                                                0              750

 Expenditures for premises and equipment                                                                    (6,861)          (3,592)
                                                                                                      ------------     ------------

     Net cash used in investing activities                                                                (165,941)        (103,591)

Cash flows from financing activities:

 Net increase in deposits                                                                                  147,812           66,008

 Net decrease in short-term borrowings                                                                     (20,157)         (23,317)

 Proceeds from long-term borrowings                                                                         35,000           28,500

 Common stock purchased and retired                                                                         (1,448)          (3,326)

 Proceeds from issuance of common stock                                                                        948              840

 Dividends paid                                                                                             (8,414)          (7,972)
                                                                                                      ------------     ------------
     Net cash provided by financing activities                                                             153,741           60,733
                                                                                                      ------------     ------------
Net increase in cash and cash equivalents                                                                   21,409            1,850

Cash and cash equivalents at beginning of period                                                            49,067           48,133
                                                                                                      ------------     ------------
Cash and cash equivalents at end of period                                                            $     70,476     $     49,983
                                                                                                      ============     ============

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                      -----------------------------

                                                                                                          2004             2003
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                                                                   $     25,543     $     29,125

  Income tax payments                                                                                        4,303           10,671

Noncash Financing Activities:

  Transfers from loans to other real estate owned                                                                0              187

  Increase in premises and equipment from an early termination of a sublease                                     0            1,168

  Reclassification of borrowings from long-term to short-term                                               35,462           30,654

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accum-
                                                                                                    ulated
                                                                                                    Other
                                                                                                    Compre-          Total
                                                                   Additional                       hensive          Stock-
                                                   Common          Paid-in           Retained       Income           holders'
 (Dollars in thousands, except per share data)     Stock           Capital           Earnings       (loss)           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2004                        $   14,496      $    18,970      $   153,280     $     6,703      $  193,449

Comprehensive income:

  Net income                                                                             20,111                          20,111

  Other comprehensive loss, net of tax effects and
  reclassification adjustment                                                                            (2,909)         (2,909)
                                                                                                                     ----------
   Total comprehensive income                                                                                            17,202

Cash dividends - $0.58 per share                                                         (8,414)                         (8,414)

Common stock issued pursuant to:

  Director stock purchase plan- 1,120 shares                1               39                                               40

  Stock option plan - 28,266 shares                        28              458                                              486

  Employee stock purchase plan - 14,417 shares             14              408                                              422

  Stock repurchases - 46,312 shares                       (46)          (1,402)                                          (1,448)
                                                   ----------      -----------      -----------     ------------     ----------

Balances at September 30, 2004                     $   14,493      $    18,473      $   164,977     $     3,794      $  201,737
                                                   ==========      ===========      ===========     ============     ==========

Balances at January 1, 2003                        $   14,536      $    21,128      $   131,939     $    10,421      $  178,024

Comprehensive income:

  Net income                                                                             25,282                          25,282

Other comprehensive income, net of tax effects
  and reclassification adjustment                                                                        (3,225)         (3,225)
                                                                                                                     ----------
 Total comprehensive income                                                                                              22,057

Cash dividends - $0.55 per share                                                         (7,972)                         (7,972)

Common stock issued pursuant to:

  Stock option plan - 30,814 shares                        31              453                                              484

  Employee stock purchase plan - 12,926 shares             13              343                                              356

  Stock repurchases - 105,460 shares                     (106)          (3,220)                                          (3,326)
                                                   ----------      -----------      -----------     -----------      ----------

Balances at September 30, 2003                     $   14,474      $    18,704      $   149,249     $     7,196      $  189,623
                                                   ==========      ===========      ===========     ===========      ===========

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



Note 2 - Stock Option Plan

         At September 30, 2004, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                      ----------------------------------------------------------------------
    (In thousands, except per share data)                   2004             2003           2004                2003
    ------------------------------------------------------------------------------------------------------------------------
    Net income, as reported                            $      6,417     $     8,218     $     20,111      $       25,282
    Less pro forma stock-based employee
       compensation expense determined
       under fair value based method, net
       of related tax effects                                  (310)           (248)            (930)               (745)
                                                      ----------------------------------------------------------------------
    Pro forma net income                               $      6,107     $     7,970     $     19,181      $       24,537
                                                      ======================================================================

    Net income per share:
       Basic - as reported                             $       0.44     $      0.57     $       1.39      $         1.75
       Basic - pro forma                               $       0.42     $      0.55     $       1.32      $         1.69
       Diluted - as reported                           $       0.44     $      0.56     $       1.37      $         1.72
       Diluted - pro forma                             $       0.42     $      0.54     $       1.30      $         1.67


Note 3 - Per Share Data

         The calculations of net income per common share for the three month and nine month periods ended September 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options.

(Dollars and amounts in thousands, except                           Three Months Ended                Nine Months Ended
  Per share data)                                                      September 30,                    September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                    2004          2003              2004           2003
                                                                    ----          ----              ----           ----
Basic:
 Net income available to common stockholders                   $      6,417   $      8,218     $     20,111     $     25,282
 Average common shares outstanding                                   14,499         14,472           14,506           14,496
     Basic net income per share                                $       0.44   $       0.57     $       1.39     $       1.75
                                                               ===========================     =============================
Diluted:
 Net income available to common stockholders                   $      6,417   $      8,218     $     20,111     $     25,282

 Average common shares outstanding                                   14,499         14,472           14,506           14,496
 Stock option adjustment                                                175            205              199              202
                                                               ---------------------------     -----------------------------
   Average common shares outstanding-diluted                         14,674         14,677           14,705           14,698
     Diluted net income per share                              $       0.44   $       0.56     $       1.37     $       1.72
                                                               ===========================     =============================

         Options for 187,907 shares of common stock were not included in computing diluted net income per share for the three and nine months ended September 30, 2004 because their effects are antidilutive. There was no such effect for the three and nine months ended September 30, 2003.

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

         Net periodic benefit cost for the three and nine month periods ended September 30 includes the following components:

                                                         Three months Ended                Nine months Ended
---------------------------------------------------------------------------------------------------------------------

                                                            September 30,                     September 30,
---------------------------------------------------------------------------------------------------------------------
 (In thousands)                                           2004             2003             2004             2003
---------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned                      $        395     $        285     $      1,184     $        855
Interest cost on projected benefit obligation                  232              183              697              548
Expected return on plan assets                                (259)            (197)            (778)            (590)
Amortization of prior service cost                             (16)             (15)             (47)             (47)
Recognized net actuarial loss                                   82               73              246              220
                                                      ------------     ------------     ------------     ------------
Net periodic benefit cost                             $        434     $        329     $      1,302     $        986
                                                      ============     ============     ============     ============

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401 (k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401 (k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $539,000 and $594,000 for the nine month period ended September 30, 2003 and 2004, respectively and $167,000 and $201,000 for the three month period ended September 30, 2003 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $744,000 and $14,000 for the nine months ended September 30, 2003 and 2004, respectively and $257,000 and $0 for the three months ended September 30, 2003 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses related to the SERAs of $444,000 and $233,000 for the nine months ended September 30, 2003 and 2004, respectively and $152,000 and $118,000 for the three months ended September 30, 2003 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental insurance cost and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $160,000 and $193,000 for the nine months ended September 30, 2003 and 2004, respectively and $64,000 and $65,000 for the three months ended September 30, 2003 and 2004.

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

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2004, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 42% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 58%. Based upon the most recent data available, consumer deposits account for approximately 75% of total average deposits, while approximately 60% of the Company's revenues are derived from consumer loans, consumer deposits and other retail services. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

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

Table 1 - GAAP based and traditional efficiency ratios

                                                              Three Months Ended                   Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                September 30,                        September 30,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     2004            2003                2004               2003
--------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                        $     17,941    $     16,904        $     52,866       $     49,484
Net interest income plus noninterest income-
  GAAP based                                                 25,789          27,526              78,077             82,743

   Efficiency ratio-GAAP based                                69.57%          61.41%              67.71%             59.80%
                                                       ============    ============        ============       ============

Noninterest expenses-GAAP based                        $     17,941    $     16,904        $     52,866       $     49,484
  Less non-GAAP adjustment:
    Amortization of intangible assets                           486             665               1,459              1,994
                                                       ----------------------------        -------------------------------
      Noninterest expenses-traditional ratio                 17,455          16,239              51,407             47,490

Net interest income plus noninterest income-
  GAAP based                                                 25,789          27,526              78,077             82,743
    Plus non-GAAP adjustment:
      Tax-equivalency                                         2,175           2,148               6,059              6,003
    Less non-GAAP adjustments:
       Securities gains (losses)                                138             106                 475                657
       Income from an early termination of
         a sublease                                               0               0                   0              1,077
                                                       ----------------------------        -------------------------------
          Net interest income plus noninterest
            Income - traditional ratio                       27,826          29,568              83,661             87,012

   Efficiency ratio - traditional                             62.73%          54.92%              61.45%             54.58%
                                                       ============    ============        ============       ============

A. FINANCIAL CONDITION

         The Company's total assets were $2,506,302,000 at September 30, 2004, compared to $2,334,424,000 at December 31, 2003, increasing $171,878,000 or 7%
during the first nine months of 2004. Earning assets increased by 8%, to $2,342,119,000 at September 30, 2004, from $2,175,236,000 at December 31, 2003.

         Total loans and leases, excluding loans held for sale, increased 18% or $212,055,000 during the first nine months of 2004, to $1,365,483,000. During this period, all three major loan categories showed increases. These increases occurred in residential real estate loans, which increased by $72,061,000 or 17%, attributable in large part to residential construction loan growth, consumer loans which increased by $56,966,000 or 23%, primarily reflecting higher home equity lines and commercial loans and leases which increased by $83,028,000 or 17%, due predominantly to growth in commercial loans secured by real estate. Residential mortgage loans held for sale decreased by $3,360,000 from December 31, 2003, to $8,849,000 at September 30, 2004.


Table 2 - Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)                                  September 30, 2004              %            December 31, 2003            %
-------------------------------------------------------------------------------------------------------------------------------
Residential real estate                              $  491,690                36%               $  419,629               36%
Commercial loans and leases                             573,967                42                   490,939               43
Consumer                                                299,826                22                   242,860               21
                                              ----------------------------------------------------------------------------------
    Total Loans and Leases                            1,365,483               100%                1,153,428              100%
                                                                             ===========                               =========
Less:  Allowance for credit losses                      (14,792)                                    (14,880)
                                              -----------------------------             -----------------------------
    Net loans and leases                             $1,350,691                                  $1,138,548
                                              =============================             =============================

         The total investment portfolio decreased by 6% or $58,016,000 from December 31, 2003, to $940,189,000 at September 30, 2004, as management decreased the amount of leverage on the balance sheet to mitigate interest rate risk in the event of rising rates. The decrease was driven primarily by a decline of $40,574,000 or 6% of available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $16,204,000 during the first nine months of 2004, reaching $27,598,000 at September 30, 2004.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)                                  September 30, 2004              %            December 31, 2003            %
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                         $  423,254                25%               $  368,319               24%
Interest-bearing deposits:
  Demand                                                232,892                14                   224,272               14
  Money market savings                                  365,164                21                   376,722               24
  Regular savings                                       225,456                13                   187,510               12
  Time deposits less than $100,000                      271,912                16                   269,938               17
  Time deposits $100,000 or more                        190,964                11                   135,069                9
                                                ----------------------------- --------- ---------------------------- ---------
    Total interest-bearing                            1,286,388                75                 1,193,511               76
                                                ----------------------------- --------- ---------------------------- ---------
       Total deposits                                $1,709,642               100%               $1,561,830              100%
                                                ============================= ========= ============================ =========

         Total deposits were $1,709,642,000 at September 30, 2004, increasing $147,812,000 or 9% from $1,561,830,000 at December 31, 2003. For the first nine-months of 2004 growth rates of 15% were achieved for noninterest-bearing demand deposits (up $54,935,000), 20% for interest-bearing regular savings (up $37,946,000), 41% for time deposits of $100,000 or more (up $55,895,000), 4% for interest-bearing demand deposits (up $8,620,000) and 1% for time deposits of less than $100,000 (up $1,974,000). Over the same period, decreases of 3% were recorded for money market savings (down $11,558,000).

         Total borrowings were $578,224,000 at September 30, 2004, which represented an increase of $14,843,000 or 3% from December 31, 2003, primarily reflecting an increase in subordinated debentures. In August, the Company issued $35 million in 6.35% subordinated debentures. The proceeds will be used later this year to redeem the $35 million in 9.375% debentures issued in 1999.

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


ESTIMATED CHANGES IN NET INTEREST INCOME

     -------------------------------------- ------------- -------------- ------------- ------------- ------------
     CHANGE IN NET INTEREST INCOME:         + 400 BP      + 300 BP       + 200 BP      + 100 BP      - 100 BP
     -------------------------------------- ------------- -------------- ------------- ------------- ------------
     POLICY LIMIT                           30%           25%            20%           15%           15%
     September 2004                         +0.76         +0.38          +0.47         +1.37         -3.67
     December 2003                          -6.61         -3.80          -2.30         -0.62         -9.17

         As shown above, measures of net interest income at risk improved from December 31, 2003 at all interest rate shock levels. Specifically, at the +200bp shock level, the measure moved from -2.30% to +0.47%, well within the policy limit of 20%. Although assumed to be unlikely, our largest exposure is at the -100bp level, with a measure of -3.67% compared to -9.17% at December 31, 2003. This is also well within our prescribed policy limit of 15%. The reduction in the net interest income sensitivity is consistent with management's decision to reduce the duration and size of the investment portfolio during the first nine months of 2004 in anticipation of rising interest rates in the future.

         The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company's cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company's net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

     ---------------------------------------- -------------- ------------- ------------- ------------- ----------
     DECREASE IN ECONOMIC VALUE OF EQUITY:    + 400 BP       + 300 BP      + 200 BP      + 100 BP      - 100 BP
     ---------------------------------------- -------------- ------------- ------------- ------------- ----------
     POLICY LIMIT                             60%            40%           22.5%         10.0%         12.5%
     September 2004                           -28.25         -21.25        -12.56        -2.14         -4.09
     December 2003                            -47.83         -34.66        -20.41        -3.98        -10.17

         Measures of the economic value of equity (EVE) at risk also improved over year-end 2003 at all interest rate shock levels. A reduced duration in the investment portfolio is the key contributor to the improved risk position as well as core deposit balance growth and an increase in core deposit estimated lives. The economic value of equity exposure at +200bp is now -12.56% compared to -20.41% at year-end 2003, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

         The Company's leverage program consists primarily of investments in available-for-sale securities funded by Federal Home Loan Bank of Atlanta advances. This program increased the Company's return on equity and earnings per share in prior years. The Company reduced its leverage program during 2003 and 2004, however, in the face of higher interest rates and net interest margin compression. The net interest margin was approximately break-even through the first nine months of 2004. The average balance in the leverage program was $281,173,000 for the nine months ended September 30, 2004. The Company continues to evaluate the potential effects of its remaining leverage program in connection with its interest rate risk management policies, discussed above.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay -downs of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of September 30, 2004 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $45,048,000, which decreased from $69,038,000 at December 31, 2003. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $725,816,000 from the Federal Home Loan Bank of Atlanta, of which approximately $360,246,000 was outstanding at September 30, 2004. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $262,643,000 at September 30, 2004, against which there were outstandings of approximately $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2004.

         The following is a schedule of significant commitments at September 30, 2004:

                                                                  (In thousands)
         Commitments to extend credit:
           Unused lines of credit (home equity and business)        $404,122
           Other commitments to extend credit                       $182,877
         Standby letters of credit                                  $ 33,570
                                                                    ---------
                                                                    $620,569

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 15.99% at September 30, 2004, compared to 15.51% at December 31, 2003; a tier 1 risk-based capital ratio of 15.06%, compared to 14.34%; and a capital leverage ratio of 9.84%, compared to 8.67%. These increases in capital ratios were mainly the result of the Company issuing $35 million in 6.35% subordinated debentures during the third quarter of 2004. These proceeds will be used later this year to redeem the $35 million in 9.375% subordinated debentures which will result in a reduction in the Company's capital ratios. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2004, is appropriate.

         Stockholders' equity for September 30, 2004, totaled $201,737,000, representing an increase of $8,288,000 or 4% from $193,449,000 at December 31, 2003. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 43% or $2,909,000 from December 31, 2003 to $3,794,000 at September 30, 2004.

         Internal capital generation (net income less dividends) added $11,697,000 to total stockholders' equity during the first nine months of 2004. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 8% compared to 12% reported for the full-year 2003.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $948,000 during the nine month period ended September 30, 2004. However, share repurchases amounted to $1,448,000 from December 31, 2003 through September 30, 2004, for a net decrease in stockholders' equity from these sources of $500,000.

         Dividends for the first nine months of the year were $0.58 per share in 2004, compared to $0.55 per share in 2003, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 42% versus 32%.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004, AND 2003

         Net income for the first nine months of the year decreased $5,171,000 or 20% to $20,111,000 in 2004 from $25,282,000 in 2003, representing annualized returns on average equity of 13.65% and 18.32%, respectively. Diluted earnings per share (EPS) for the first nine months were $1.37 in 2004, compared to $1.72 in 2003.

         The net interest margin decreased by 15 basis points to 3.65% for the nine months ended September 30, 2004, from 3.80% for the same period of 2003. The net interest spread decreased by 14 basis points as the yields on earning assets decreased more than the rates on interest bearing liabilities.

TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                                        For the nine months ended September 30,
                                                                      2004                                  2003
                                                     ------------------------------------------------------------------------------
                                                                                   Average                                Average
                                                          Average    Annualized   Yield/Rate   Average     Annualized   Yield/Rate
                                                          Balance     Interest       (1)       Balance      Interest       (1)
                                                     ------------------------------------------------------------------------------
Assets
    Total loans and leases (2)                          $1,253,243      $69,595       5.55%  $1,095,085       $66,454        6.07%
    Total securities                                       942,167       45,656       4.85    1,060,939        54,979        5.18
    Other earning assets                                    34,211          384       1.12       32,772           364        1.11
                                                     --------------------------              ------------------------
       TOTAL EARNING ASSETS                              2,229,621      115,635       5.19%   2,188,796       121,797        5.56%
    Nonearning assets                                      164,014                              152,622
                                                     -------------                           ----------
       Total assets                                     $2,393,635                           $2,341,418
                                                     =============                           ==========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                     $ 230,598         $671       0.29%   $ 197,284          $483        0.24%
    Money market savings deposits                          368,261        2,143       0.58      404,196         2,626        0.65
    Regular savings deposits                               211,241          762       0.36      168,708           517        0.31
    Time deposits                                          430,664        8,628       2.00      439,947        10,934        2.49
                                                     --------------------------              ------------------------
       Total interest-bearing deposits                   1,240,764       12,204       0.98    1,210,135        14,560        1.20

    Short-term borrowings                                  405,277       16,013       3.95      472,100        18,029        3.82

    Long-term borrowings                                   144,825        6,049       4.18      122,208         6,062        4.96
                                                     --------------------------              ------------------------
       Total interest-bearing liabilities                1,790,866       34,266       1.91    1,804,443        38,651        2.14
                                                                               -----------                            -----------
    Noninterest-bearing demand deposits                    386,194                              325,933
    Other noninterest-bearing liabilities                   19,724                               26,537
    Stockholders' equity                                   196,851                              184,505
                                                     -------------                           ----------
       Total liabilities and stockholders' equity       $2,393,635                           $2,341,418
                                                     =============                           ==========

    Net interest spread                                                               3.28%                                  3.42%
                                                                               ===========                            =============
    Net interest margin (3)                                                           3.65%                                  3.80%
                                                                               ===========                            =============
    Ratio of average earning assets to
       Average interest-bearing liabilities                124.50%                              121.30%
                                                     =============                           ==========

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $8,093,000 and $8,026,000 for the nine months ended September 30, 2004 and 2003, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first nine months of the year was $54,857,000 in 2004, a decrease of 2% from $56,185,000 in 2003, due to lower interest rates on loans and investment securities and lower investment securities balances, offset in part by the effects of loan growth, reduced interest rates on deposits and borrowings, and lower borrowing balances. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also decreased by 2%, to $60,916,000 in 2004 from $62,188,000 in 2003. The average balances, yields and rates are presented in table 4.

         For the first nine months, total interest income decreased by $4,404,000 or 5% in 2004, compared to 2003. On a non-GAAP tax-equivalent basis, interest income also decreased by 5%. Average earning assets rose by 2% over the prior period, to $2,229,621,000 from $2,188,796,000, while the average yield earned on those assets decreased by 37 basis points to 5.19%. Comparing the first nine months of 2004 versus 2003, average total loans and leases grew by 14% to $1,253,243,000 (56% of average earning assets, versus 50% a year ago), while recording a 52 basis point decline in average yield to 5.55%. Average residential real estate loans increased by 19% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 17% (attributable primarily to home equity line growth); and average commercial loans and leases grew by 10% (due to increases in commercial mortgages and other commercial loans and leases, partially offset by a decline in construction loans). Over the same period, average total securities decreased by 11% to $942,167,000 (42% of average earning assets, versus 48% a year ago), while the average yield earned on those assets also decreased, by 33 basis points to 4.85%.

         Interest expense for the first nine months of the year decreased by $3,076,000 or 11% in 2004, compared to 2003. Average total interest-bearing liabilities decreased by 1% over the prior year period, while the average rate paid on these funds also decreased, by 23 basis points to 1.91%. As shown in Table 4, money market savings deposits, time deposits and long-term borrowings recorded declines in average rate. These declines were partially offset by increases in the rates paid on interest-bearing demand deposits, regular savings deposits and short-term borrowings.

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

         There were no provisions for credit losses in the first nine months of 2004 or 2003. The Company experienced net charge-offs (recoveries) during the first nine months of 2004 and 2003 of $88,000 and ($13,000), respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2004, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was 1.08% of total loans and leases at September 30, 2004 and 1.29% at December 31, 2003. The allowance decreased during the first nine months of 2004 by $88,000 (the amount of net charge-offs for the period), from $14,880,000 at December 31, 2003, to $14,792,000 at September 30, 2004. The stability of the allowance reflects the required reserve computed by the allowance methodology at September 30, 2004, compared to December 31, 2003. In spite of loan growth, the required reserve declined due to management's analysis of improving economic trends.

         Nonperforming loans and leases decreased by $667,000 to $2,188,000 from December 31, 2003 to September 30, 2004, while nonperforming assets decreased by $744,000 to $2,188,000. Expressed as a percentage of total assets, nonperforming assets decreased to 0.09% at September 30, 2004 from 0.13% at December 31, 2003. The allowance for credit losses represented 676% of nonperforming loans and leases at September 30, 2004, compared to coverage of 521% at December 31, 2003. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at September 30, 2004, and $77,000 at December 31, 2003. The balance of impaired loans and leases was $758,000 at September 30, 2004, with specific reserves against those loans of $309,000, compared to $336,000 at December 31, 2003, with specific reserves of $120,000.

Table 5 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                  Nine Months Ended               Twelve Months Ended
                                                                  September 30, 2004               December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                              $14,880                          $15,036

Provision for credit losses                                                           0                                0

Loan charge-offs:

  Residential real estate                                                           (34)                            (148)

  Commercial loans and leases                                                      (109)                            (122)

  Consumer                                                                         (152)                             (87)
                                                               ------------------------        -------------------------
    Total charge-offs                                                              (295)                            (357)

Loan recoveries:

  Residential real estate                                                            58                              126

  Commercial loans and leases                                                       141                               63

  Consumer                                                                            8                               12
                                                               ------------------------        -------------------------
    Total recoveries                                                                207                              201
                                                               ------------------------        -------------------------
Net charge-offs                                                                     (88)                            (156)
                                                               ------------------------        -------------------------
      Balance, period end                                                       $14,792                          $14,880
                                                               ========================        =========================
Net charge-offs to average loans and
     leases (annual basis)                                                (0.01)%                          (0.01)%
Allowance to total loans and leases                                        1.08%                            1.29%

The following table presents nonperforming assets at the dates indicated:

                                                                    September 30,                    December 31,
                                                                         2004                            2003
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                     $  848                           $  522
Loans and leases 90 days past due                                                 1,340                            2,333
                                                               -------------------------       --------------------------
  Total nonperforming loans and leases*                                           2,188                            2,855
Other real estate owned                                                               0                               77
                                                               -------------------------       --------------------------
  Total nonperforming assets                                                     $2,188                           $2,932
                                                               =========================       ==========================
Nonperforming assets to total assets                                       0.09%                            0.13%

--------------------------------------------------------------------------------
* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $8,521,000 at September 30, 2004, compared to $16,793,000 at December 31, 2003. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $23,220,000 for the nine-month period ended September 30, 2004, a 13% or $3,338,000 decrease from the same period of 2003. This decline was mainly the result of decreases in gains on sales of mortgage loans (down $2,573,000 or 51%), reflecting lower levels of mortgage banking activity, securities gains (down $182,000 or 28%), service charges on deposit accounts (down $413,000 or 7%) and nonrecurring income of $1,077,000 recorded in 2003 from the early termination of a sublease. Partially offsetting these decreases were increases in trust department income (up $317,000 or 14%), insurance agency commissions (up $230,000 or 8%) and fees on sales of investment products (up $71,000 or 4%), reflecting management's desire to both increase and diversify its sources of noninterest income. Also, other income increased $551,000 or 16%, due primarily to increases in gains on sales of other real estate owned and gains on sales of SBA loans.

         Total noninterest expenses were $52,866,000 for the nine-month period ended September 30, 2004, a 7% or $3,382,000 increase from the first nine-months of 2003. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first nine months of 2004 occurred in salaries and employee benefits (up $1,675,000 or 6%), attributable to a larger staff and merit increases, occupancy expenses (up $348,000 or 7%) which increased due to an expanded branch network and the opening of a new operations center, equipment expenses (up $653,000 or 20%) and other expenses (up $1,065,000 or 15%) which increased mainly as the result of the accelerated write-off of capitalized underwriting costs associated with the $35 million in 9.375% subordinated debentures that will be redeemed later this year. The Company opened a new branch in June 2003 and another in August 2003. Average full-time equivalent employees increased to 585 during the first nine months of 2004, from 564 during the like period in 2003, a 4% increase. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $34,000 in 2004 and $45,000 in 2003 (which includes after-tax income from an early termination of a sublease).

INCOME TAXES

         The effective tax rate decreased to 20.2% for the nine-month period ended September 30, 2004, from 24.0% for the prior year period. This decline was primarily due to an increase in tax-advantaged investment interest income as a percentage of total income before taxes.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2004 AND 2003

         Third quarter net income of $6,417,000 ($0.44 per share-diluted) in 2004 was $1,801,000 or 22% below net income of $8,218,000 ($0.56 per share-diluted) shown for the same quarter of 2003. Annualized returns on average equity for these periods were 12.89% in 2004 versus 17.35% in 2003.

         Third quarter net interest income was $18,369,000 in 2004, a decrease of 2% from $18,775,000 in 2003, reflecting a 16 basis point decline in net interest margin partially offset by a 2% higher volume of average earning assets. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 2%.

         There were no third quarter provisions for credit losses in 2004 or 2003. Net recoveries of $48,000 were recorded for the three-month period ended September 30, 2004, compared to net recoveries of $16,000 for the three-month period ended September 30, 2003.

         Third quarter noninterest income was $7,420,000 in 2004, representing a 15% or $1,331,000 decrease from the same period of 2003. This decrease was mainly the result of decreases in gains on sales of mortgage loans (down $1,192,000 or 63%), income from bank owned life insurance (down $252,000 or 29%) and service charges on deposit accounts (down $141,000 or 7%). Partially offsetting this decrease, were increases in visa check fees (up $64,000 or 15%), trust department income (up $57,000 or 8%) and other income (up $118,000 or 10%).

         Third quarter noninterest expenses increased 6% or $1,037,000 to $17,941,000 in 2004 from $16,904,000 in 2003. This increase was mainly the result of increases in salaries and employee benefits (up $421,000 or 4%), equipment expenses (up $279,000 or 25%) and other expenses (up $532,000 or 24%).

         The third quarter effective tax rate decreased to 18.2%, from the 22.6% recorded in the third quarter of 2003. This decrease was primarily due to an increase in tax-advantaged investment interest income as a percentage of total income before taxes.

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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information on the Company's purchases of its common stock during the nine months ended September 30, 2004.


                    Issuer Purchases of Equity Securities (1)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               (c) Total Number of      (d) Maximum Number
                                                                               Shares Purchased as       that May Yet Be
                                                                                Part of Publicly       Purchased Under the
                             (a) Total Number of    (b) Average Price Paid     Announced Plans or       Plans or Programs
         Period               Shares Purchased             per Share                Programs                  (2)(3)
-----------------------------------------------------------------------------------------------------------------------------
January 2004                          0                       NA                        0                     670,904
-----------------------------------------------------------------------------------------------------------------------------
February 2004                         0                       NA                        0                     670,904
-----------------------------------------------------------------------------------------------------------------------------
March 2004                           550                      $36.05                   550                    670,354
-----------------------------------------------------------------------------------------------------------------------------
April 2004                            0                       NA                        0                     670,354
-----------------------------------------------------------------------------------------------------------------------------
May 2004                              0                       NA                        0                     670,354
-----------------------------------------------------------------------------------------------------------------------------
June 2004                             0                       NA                        0                     670,354
-----------------------------------------------------------------------------------------------------------------------------
July 2004                          45,762                     $31.29                  45,762                  624,592
-----------------------------------------------------------------------------------------------------------------------------
August 2004                           0                       NA                        0                     624,592
-----------------------------------------------------------------------------------------------------------------------------
September 2004                        0                       NA                        0                     624,592
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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.
             Exhibit 10(a)*            Form of Employment Agreement by and among
                                       Sandy Spring Bancorp, Inc., Sandy Spring
                                       Bank, and R. Louis Caceres
             Exhibit10(b)*             Form of Employment Agreement by and among
                                       Sandy Spring Bancorp, Inc., Sandy Spring
                                       Bank, and Daniel J. Schrider
             Exhibit 31(a) and (b)     Rule 13a-14(a) / 15d-14(a) Certifications
             Exhibit 32 (a) and (b)    18 U.S.C. Section 1350 Certifications

        * Management Contract or Compensatory Plan or Arrangement

        (b) Reports on Form 8-K.

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

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /S/ HUNTER R. HOLLAR
   ----------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: November 5, 2004





By:  /S/ PHILIP J. MANTUA
   ----------------------
    Philip J. Mantua
    Executive Vice President and Chief Financial Officer


  Date: November 5, 2004