Form 10-K
period 2004-12-31
SANDY SPRING BANCORP INC
filed 2005-03-11
CIK 824410

Sandy Spring Bancorp, Inc.
2004 Annual Report on
Form 10-K

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004
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
Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark if the registrant is an accelerated filer. YES ☑ NO ☐

The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 13,985,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $486 million based on the closing sales price of $34.75 per share of the registrant’s Common Stock on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on February 8, 2005, approximately 14,637,000 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 2005 (the “Proxy Statement”).

SANDY SPRING BANCORP, INC.
Index

Forward-Looking Statements	2

Form 10-K Cross Reference Sheet	3

Sandy Spring Bancorp, Inc.	4

About this Report	4

Five Year Summary of Selected Financial Data	5

Securities Listing, Prices and Dividends	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Change in Independent Registered Public Accounting Firm	24

Controls and Procedures	24

Reports of Independent Registered Public Accounting Firms	26

Consolidated Financial Statements	29

Notes to the Consolidated Financial Statements	33

Other Material Required by Form 10-K:

Description of Business	60

Directors	70

Executive Officers	70

Properties	72

Exhibits, Financial Statements, and Reports on Form 8-K	73

Signatures	75

Forward-Looking Statements

Sandy Spring Bancorp makes forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management’s estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp’s actual future results may differ materially from those indicated. In addition, the Company’s past results of operations do not necessarily indicate its future results.

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

Item of Form 10-K		Location

PART I

Item 1.	Business	“Forward-Looking Statements” on page 2, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 4, and “Business” on pages 60 through 71.
Item 2.	Properties	“Properties” on pages 72 and 73.
Item 3.	Legal Proceedings	Note 18 “Litigation” on page 53.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on pages 6 and 7.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 5.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 24.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 2 and “Market Risk Management” on pages 21 and 22.
Item 8.	Financial Statements and Supplementary Data	Pages 29 through 59.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	“Change in Independent Registered Public Accounting Firm” on page 24.
Item 9A.	Controls and Procedures	“Controls and Procedures” on pages 24 and 25.
Item 9B.	Other Information	Not applicable.

PART III
Item 10.	Directors and Executive Officers of the Registrant	The material labeled “Election of Directors Information as to Nominees and Continuing Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 70 of this Report.
Item 11.	Executive Compensation	The material labeled “Corporate Governance and Other Matters,” “Executive Compensation,” “Report of the Human Resources Committee,” and “Stock Performance Comparisons” in the Proxy Statement is incorporated in this Report by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Equity Compensation Plan Information” and “Stock Ownership of Directors and Executive Officers” in the Proxy Statement is incorporated in this Report by reference.
Item 13.	Certain Relationships and Related Transactions	The material labeled “Transactions and Relationships with Management” in the Proxy Statement is incorporated in this Report by reference.

Item of Form 10-K		Location
Item 14.	Principal Accountant Fees and Services	The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	“Exhibits, Financial Statement Schedules on pages 73 through 74.
SIGNATURES		“Signatures” on page 75.

Sandy Spring Bancorp, Inc.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company. Sandy Spring Bancorp is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking and trust services through 29 community offices and 44 ATMs located in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland.

About This Report

This report comprises the entire 2004 Form 10-K, other than exhibits, as filed with the SEC. The 2004 annual report to shareholders, included in this report and the annual proxy materials for the 2005 annual meeting are being distributed together to the shareholders. Please see page 74 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

     This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000

Results of Operations:
Interest income	$109,390	$112,467	$122,722	$127,870	$118,680
Interest expense	34,768	37,432	44,113	61,262	61,486
Net interest income	74,622	75,035	78,609	66,608	57,194
Provision for loan and lease losses	0	0	2,865	2,470	2,690
Net interest income after provision for loan and lease losses	74,622	75,035	75,744	64,138	54,504
Noninterest income, excluding securities gains	30,229	32,740	27,713	21,490	17,251
Securities gains	540	996	2,016	346	277
Noninterest expenses	92,703	67,226	63,961	54,618	47,601
Income before taxes	12,688	41,545	41,512	31,356	24,431
Income tax expense (benefit)	(1,679)	9,479	10,927	8,342	5,798
Net income	14,367	32,066	30,585	23,014	18,633
Per Share Data:
Net income—basic	$0.99	$2.21	$2.11	$1.60	$1.30
Net income—diluted	0.98	2.18	2.08	1.58	1.30
Dividends declared	0.78	0.74	0.69	0.61	0.54
Book value (at year end)	13.34	13.35	12.25	10.37	8.87
Tangible book value (at year end)(1)	12.16	12.03	10.76	8.69	7.22
Financial Condition (at year end):
Assets	$2,309,343	$2,334,424	$2,308,486	$2,082,916	$1,774,083
Deposits	1,732,501	1,561,830	1,492,212	1,387,459	1,242,927
Loans and leases	1,445,525	1,153,428	1,063,853	995,919	967,817
Securities	666,108	998,205	1,046,258	914,479	666,927
Borrowings	361,535	563,381	613,714	525,248	392,368
Stockholders’ equity	195,083	193,449	178,024	150,133	127,150
Performance Ratios (for the year):
Return on average equity	7.27%	17.29%	18.89%	16.32%	16.72%
Return on average assets	0.60	1.37	1.42	1.18	1.11
Net interest margin	3.69	3.80	4.23	3.96	4.01
Efficiency ratio—GAAP based(2)	87.96	61.81	59.04	61.75	63.70
Efficiency ratio—traditional(2)	62.94	56.33	54.13	55.28	56.64
Dividends declared per share to diluted net income per share	79.59	33.94	33.17	38.61	41.54
Capital and Credit Quality Ratios:
Average equity to average assets	8.21%	7.91%	7.49%	7.24%	6.66%
Allowance for loan and lease losses to loans and leases	1.01	1.29	1.41	1.27	1.19
Non-performing assets to total assets	0.08	0.13	0.12	0.38	0.16
Net charge-offs to average loans and leases	0.02	0.01	0.05	0.14	0.08

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

Securities Listing, Prices and Dividends

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol SASR.

Transfer Agent and Registrar

American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

Recent Stock Prices and Dividends

Shareholders received quarterly cash dividends totaling $11,332,000 in 2004 and $10,725,000 in 2003. Regular dividends have been declared for one hundred and four consecutive years. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-four years. Since 1999, dividends per share have risen at a compound annual growth rate of 9%. The increase in dividends per share was 5% in 2004.

The ratio of dividends per share to diluted net income per share was 80% in 2004, compared to 34% for 2003. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 18,896 in 2004 and 16,801 in 2003, while issuances pursuant to the stock option plan were 161,133 and 49,923 in the respective years. Shares issued under the director stock purchase plan, which commenced on May 1, 2004 totaled 1,120 shares.

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 727,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under the Company’s stock option and benefit plans, as well as for other corporate purposes. A total of 1,106,120 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2004 under the stock repurchase program. There were 45,150 shares repurchased in 2004 and 105,460 shares repurchased in 2003 under the stock repurchase program and 3,101 shares repurchased in 2004 under the employee stock option plan.

The following table provides information on the Company’s purchases of its common stock during the three months ended December 31, 2004.

Issuer Purchases of Equity Securities(1)

			Total Number of	Maximum Number
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(2)(3)

October 2004	0	0	0	624,531
November 2004	0	0	0	624,531
December 2004	1,939	$37.93	1,939	622,592

(1)	Includes purchases of the Company’s stock made by, or on behalf of, the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2)	On March 26, 2003, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or 726,804 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2003. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2005, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s stock option and benefit plans, as well as for other corporate purposes. All of the shares purchased in December 2004 were acquired in a private transaction at the then current market price.

(3)	Indicates the number of shares remaining under the plan at the end of the indicated month.

The number of common shareholders of record was approximately 2,300 as of February 8, 2005.

Quarterly Stock Information

	2004			2003
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$34.12	$38.37	$0.19	$30.33	$33.97	$0.18
2nd	33.00	40.10	0.19	31.06	33.50	0.18
3rd	30.76	35.55	0.20	31.05	36.00	0.19
4th	32.36	38.94	0.20	33.33	40.25	0.19

Total			$0.78			$0.74

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sandy Spring Bancorp, Inc. and subsidiaries’ (the “Company”) net income for the year ended December 31, 2004, totaled $14.4 million ($0.98 per diluted share), as compared to $32.1 million ($2.18 per diluted share) for the prior year, a decrease of 55%. These results reflect the following events:

■	Prepayment penalties related to the payoff of $195 million in advances from the Federal Home Loan Bank (the “FHLB”) and the concurrent sale of the same amount of securities which together resulted in an $11.1 million ($0.76 per diluted share) after-tax expense. This balance sheet repositioning is intended to improve the company’s net interest margin and interest rate risk position. The Company is increasing its emphasis on producing consistent earnings results from its core loan, deposit and non-interest income businesses, without significant non-core leverage programs.

■	An after-tax charge of $0.8 million ($0.05 per diluted share) related to the write-down of goodwill associated with the Company’s investment in its leasing subsidiary, The Equipment Leasing Company.

A number of positive trends became evident as 2004 drew to a close. Loan balances grew 25% over the prior year with solid growth in all major categories of loans, while deposits grew 11% over 2003. Both reflect the Company’s emphasis on the basic fundamentals of relationship banking under the Company’s “The Difference” initiative. As in prior years, the Company’s asset quality remained strong with no provision for credit losses in either 2004 or 2003.

Net interest income declined slightly by $413,000, or 1%, due primarily to a decline in the net interest margin to 3.69% for the year 2004 from 3.80% for the year 2003. The decline in margin was largely offset by the growth in loans mentioned above. Noninterest income decreased 9% to $30.8 million compared to the prior year. This decline was due primarily to decreases of 43% in mortgage banking revenues and 7% in service charges on deposits as well as the recognition of a one-time gain of $1,100,000 on the early termination of a sublease in 2003. These decreases were mitigated by increases of 13% in income from trust operations, 11% in insurance agency revenues and 12% in fees from sales of investment products. Expressed as a percentage of net interest income and noninterest income, noninterest income increased to 29% from 19% five years ago. Noninterest expenses increased 38% over the prior year primarily due to the prepayment of the FHLB advances and the write-down of the goodwill associated with the Company’s leasing subsidiary as discussed above. Excluding these transactions, noninterest expenses increased 9% over 2003.

Comparing December 31, 2004 balances to December 31, 2003, total assets remained virtually the same at $2.3 billion. Total deposits increased 11% to $1.73 billion, while total loans and leases grew to $1.45 billion from $1.15 billion, a 25% increase. During the same period, stockholders’ equity increased to $195.0 million or 8% of total assets.

Asset quality, as measured by the following ratios, continued to be favorable. Non-performing assets represented 0.08% of total assets at year-end 2004, versus 0.13% at year-end 2003. The ratio of net charge-offs to average loans and leases was 0.02% in 2004, as compared to 0.01% for the prior year.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The allowance for loan and lease losses is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: the formula allowance reflecting historical losses by credit category as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances. Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and observed losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans (2) changes in the risk level of the loan portfolio related to large loans (3) changes in the categories of loans comprising the loan portfolio (4) concentrations of loans to specific industry segments (5) changes in economic conditions on both a local and national level (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 82% of the total allowance at December 31, 2004.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 18% of the total allowance at December 31, 2004. The Company has historically had favorable credit quality. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified. A 10% increase or decrease in risk-rated credits without specific allowances would have resulted in a corresponding increase or decrease of approximately $162,000 in the recommended allowance computed by the allowance methodology at December 31, 2004.

Table 1—Consolidated Average Balances, Yields and Rates(1)

(Dollars in thousands and tax equivalent)

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases(2)
Residential real estate(3)	$475,098	$25,162	5.30%	$395,004	$22,166	5.61%	$366,472	$24,145	6.59%
Consumer	279,338	12,885	4.61	232,822	11,358	4.88	231,831	13,781	5.94
Commercial loans and leases	537,773	34,403	6.40	475,453	32,338	6.80	458,535	35,760	7.80

Total loans and leases	1,292,209	72,450	5.61	1,103,279	65,862	5.97	1,056,838	73,686	6.97
Securities:
Taxable	588,436	23,000	3.91	752,234	33,336	4.43	698,351	38,643	5.53%
Nontaxable	318,465	21,516	6.76	307,349	21,191	6.89	232,841	16,746	7.19

Total securities	906,901	44,516	4.91	1,059,583	54,527	5.15	931,192	55,389	5.95
Interest-bearing deposits with banks	1,817	31	1.71	1,538	13	0.85	1,546	21	1.36
Federal funds sold	39,456	549	1.39	27,565	302	1.10	33,872	546	1.61

Total earning assets	$2,240,383	$117,546	5.24%	$2,191,965	$120,704	5.51%	$2,023,448	$129,642	6.41%
Less: allowances for loan and lease losses	(14,823)			(15,020)			(14,429)
Cash and due from banks	42,133			34,929			34,993
Premises and equipment, net	40,407			37,207			34,347
Other assets	98,218			95,662			82,248

Total assets	$2,406,318			$2,344,743			$2,160,607

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$232,652	$657	0.28%	$200,855	$465	0.23%	$173,935	$550	0.32%
Regular savings deposits	216,257	762	0.35	173,078	512	0.30	143,357	1,163	0.81
Money market savings deposits	369,046	2,469	0.67	401,716	2,436	0.61	386,571	4,582	1.19
Time deposits	439,729	9,171	2.09	433,244	10,262	2.37	427,943	13,538	3.16

Total interest-bearing deposits	1,257,684	13,059	1.04	1,208,893	13,675	1.13	1,131,806	19,833	1.75
Short-term borrowings	392,579	15,809	4.03	465,382	17,531	3.77	453,769	16,351	3.60
Long-term borrowings	144,179	5,900	4.09	128,302	6,226	4.85	117,252	7,929	6.76

Total interest-bearing liabilities	1,794,442	34,768	1.94	1,802,577	37,432	2.08	1,702,827	44,113	2.59
Net interest income and spread		$82,778	3.30%		$83,272	3.43%		$85,529	3.82%

Noninterest-bearing demand deposits	394,622			332,443			280,839
Other liabilities	19,698			24,305			15,038
Stockholders’ equity	197,556			185,418			161,903

Total liabilities and stockholders’ equity	$2,406,318			$2,344,743			$2,160,607

Interest income/earning assets			5.24%			5.51%			6.41%
Interest expense/earning assets			1.55			1.71			2.18

Net interest margin			3.69%			3.80%			4.23%

(1)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $8,156,000 in 2004, $8,237,000 in 2003, and $6,920,000 in 2002.

(2)	Non-accrual loans are included in the average balances.

(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on earning assets and the interest paid on interest-bearing liabilities.

Net interest income for 2004 was $74,622,000, representing a decrease of $413,000 or less than 1% from 2003. Comparing 2003 to 2002 net interest income declined 5% to $75,035,000.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled “Table 1—Consolidated Average Balances, Yields and Rates”) shows a decrease in net interest margin for 2004 of 11 basis points, or 3% when compared to 2003. Over the three-year period shown in Table 1, average earning assets increased each year, but at a declining rate of increase. Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes. The decline in tax-equivalent net interest margin in 2004 resulted primarily from decreases in rates on earning assets and a decrease in the average balance of taxable investment securities, offset in part by the effects of greater loan volume and lower total borrowings. The decrease in net interest income in 2003 resulted primarily from declining interest rates on earning assets, which were offset in part by the effect of greater earning asset volume and lower rates on interest-bearing liabilities. Tax-equivalent net interest income declined by 1% in 2004 (to $82,778,000 in 2004 from $83,272,000 in 2003) and decreased 3% in 2003 (from $85,529,000 in 2002). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has led to greater sophistication in margin management and heightened emphasis on noninterest revenues. During 2004, margin compression continued as calls of higher yielding securities and refinancing of loans overcame the effect of the Company’s ability to manage deposit rates which had been lowered close to their practical floor. Thus, the net interest margin continued to decline during the first three quarters of 2004. However, in the fourth quarter of 2004 the margin increased, reflecting increases in market interest rates and the prepayment of $195 million in FHLB advances and the concurrent sale of the same amount of securities in the fourth quarter. This balance sheet repositioning is intended to improve the company’s net interest margin and interest rate risk position. The Company is increasing its emphasis on producing consistent earnings results from its core loan, deposit and non-interest income businesses, without significant non-core leverage programs.

Table 2—Effect of Volume and Rate Changes on Net Interest Income

		2004 vs. 2003			2003 vs. 2002
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans and leases	$6,588	$10,772	$(4,184)	$(7,824)	$3,129	$(10,953)
Taxable securities	(10,336)	(6,703)	(3,633)	(5,307)	2,816	(8,123)
Nontaxable securities	325	757	(432)	4,445	5,162	(717)
Other investments	265	155	110	(252)	(89)	(163)

Total interest income	(3,158)	4,981	(8,139)	(8,938)	11,018	(19,956)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	192	80	112	(85)	77	(162)
Regular savings deposits	250	142	108	(651)	203	(854)
Money market savings deposits	33	(207)	240	(2,146)	173	(2,319)
Time deposits	(1,091)	152	(1,243)	(3,276)	166	(3,442)
Total borrowings	(2,048)	(2,300)	252	(523)	941	(1,464)

Total interest expense	(2,664)	(2,133)	(531)	(6,681)	1,560	(8,241)

Net interest income	$(494)	$7,114	$(7,608)	$(2,257)	$9,458	$(11,715)

*	Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Interest Income

The Company’s interest income decreased by $3,077,000 or 3% in 2004, compared to 2003, preceded by a decrease of $10,255,000 or 8% over the prior year. On a tax-equivalent basis, the respective changes were declines of 3% in 2004, and 7% in 2003. Table 2 shows that, in both 2004 and 2003, the negative effect of the significant decline in average earning asset yields exceeded the positive effect of the growth in average earning assets.

During 2004, average loans and leases, yielding 5.61% versus 5.97% a year earlier, rose 17% to $1,292,209,000, with growth in all major categories of loans. Average residential real estate loans rose 20% (attributable to both mortgage and construction lending), average consumer loans increased 20%, and average commercial loans and leases were up 13%. In 2004, average loans and leases comprised 58% of average earning assets, compared to ratios of 50% in 2003 and 52% in 2002. Average total securities, yielding 4.91% in 2004 versus 5.15% last year, declined 14% to $906,901,000. The smaller category of nontaxable securities increased by 4% over 2003. Average total securities declined 14% to comprise 40% of average earning assets in 2004, compared to 48% in 2003 and 46% in 2002. The Company eliminated its leverage program in the fourth quarter of 2004 through the prepayment of $195 million in FHLB advances and the concurrent sale of the same amount of securities. Under its leverage program the Company invested in securities funded by FHLB advances.

Interest Expense

Interest expense decreased by 7% or $2,664,000 in 2004, compared to 2003, primarily as a result of a 14 basis point decline in the average rate paid on interest-bearing liabilities (decreasing to 1.94% from 2.08%). This decrease was due primarily to market interest rates that, while increasing, were still at historically low levels throughout much of 2004.

Deposit and borrowing activity during 2004 was driven primarily by the Company’s continuing emphasis on client relationship management under its “The Difference” strategy. During 2004 the average balances of all major categories of interest-bearing deposits increased, with the exception of money market savings. This was accompanied by increases in average rates in all categories of interest-bearing liabilities except time deposits. This was due largely to the increase in market interest rates which accelerated over the second half of the year. The overall decline in interest expense in 2004 compared to 2003 was due in large part to declines in interest expense related to borrowings and time deposits. Average borrowings decreased $56,926,000 or 10% compared to 2003 largely due to the prepayment of $195 million in FHLB advances mentioned previously. This decline in average balance was somewhat offset by higher rates on short-term FHLB advances and retail repurchase agreements, driven by higher market interest rates. Interest expense on certificates of deposit decreased $1,091,000 due to a 28 basis point decrease in average rate, reflecting the trend of declining rates during the prior two years.

In 2003, interest expense declined significantly as the decrease in rates on deposits occurring during the first three quarters of the year more than offset the increase in average deposit balances.

Interest Rate Performance

Net interest margin decreased by 11 basis points in 2004, as compared to a decrease in net interest spread of 13 basis points. The difference between these two indicators of interest rate performance was attributable primarily to an increase in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During periods of low interest rates, as in 2004, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin is diminished. However, interest-free funding of average earning assets increased to 26.4% of average earning assets in 2004, compared to 23.6% in 2003, primarily through noninterest-bearing demand deposits and stockholders’ equity. During 2004, the Company experienced a greater relative decline in the yield on earning assets compared to the funding rate, resulting in a decrease in the net interest margin and spread.

Similarly, in 2003 versus 2002, in the face of a continuing decline in interest rates, the Company reported a decrease in funding rates that was exceeded by the decline in earning asset yields, so that overall interest rate performance decreased.

Noninterest Income

Total noninterest income was $30,769,000 in 2004, a 9% or $2,967,000 decrease from 2003. The major reason for the decrease in noninterest income for 2004, as compared to 2003 was a $2,440,000 decrease in revenue generated by gains on sales of mortgage loans. In addition, the Company experienced decreases in service charges on deposit accounts (down $551,000), income from bank owned life insurance (down $270,000) and securities gains (down $456,000). Also, the Company recognized income of $1,077,000 in 2003 from the early termination of a sublease as the result of proceeds received from a negotiated settlement with a sub-tenant of a leased facility. The Company has renovated the vacated space for its own use. These decreases were partially offset by increases in income from insurance agency commissions (up $394,000), trust operations (up $397,000), visa check fees (up $164,000) and fees on sales of investment products (up $261,000). Comparing 2003 to 2002, noninterest income increased $4,007,000 or 13%. This increase was largely due to higher mortgage banking revenues and income from the early termination of a sublease mentioned above. The Company also saw growth in income from bank owned life insurance, trust department income and insurance agency commissions.

Gains on mortgage sales decreased significantly by 43% or $2,440,000 in 2004, compared to 2003, after an increase of 45% in 2003, compared to 2002. The decrease in 2004 was due to the rise in mortgage interest rates throughout much of the year which reduced fixed rate loan production and related sales of such loans. The Company achieved gains of $3,283,000 on sales of $273,197,000 in 2004 compared to gains of $5,723,000 on sales of $436,408,000 in 2003 and gains of $3,940,000 on sales of $313,512,000 in 2002.

Income from bank owned life insurance decreased by $270,000 during 2004, preceded by an increase of $870,000 during 2003. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $55.4 million at December 31, 2004 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 7.08%.

Insurance agency commissions increased by $394,000 or 11% in 2004 compared to 2003 after an increase of $460,000 or 14% over 2002. These increases were the result of insurance agency commissions generated by the Chesapeake Insurance Group and were mainly due to increases in premiums from commercial property and casualty lines.

Trust income amounted to $3,352,000 in 2004, an increase of $397,000 or 13% over 2003, reflecting increased assets under management. During 2004, trust assets under management rose by 13% to $414,000,000 despite volatile investment markets, aided by strong sales and better-than-market investment performance in managed accounts combined with higher estate and trust settlement administration fees. Revenues of $2,955,000 for 2003 represented an increase of $458,000 or 18% over 2002. This increase was the result of increased assets under management and higher estate and trust settlement administration fees.

Fees on sales of investment products increased by $261,000 or 12% in 2004, compared to 2003, reflecting an increase in fees from sales of mutual funds and variable rate annuities. Fees on sales of investment products increased by $133,000 or 6% in 2003, compared to 2002, as a result of increases in fees from sales of mutual funds and annuities.

Securities gains were $540,000 in 2004, a decrease of $456,000 from $996,000 for 2003. Securities gains of $2,016,000 were recorded in 2002. During 2004, the sale of available-for-sale securities generated losses of $3,166,000 and gains of $3,706,000. During 2003, sales of available-for-sale securities generated $874,000 in losses and $1,870,000 in gains.

Noninterest Expenses

Noninterest expenses increased $25,477,000 or 38% in 2004, compared to 2003, and $3,265,000 or 5% in 2003, compared to 2002. The increase in expenses in 2004 was primarily due to expenses of $18,363,000 related to the prepayment of FHLB advances and the write-down of $1,265,000 of goodwill associated with the Company’s investment in its leasing subsidiary. Excluding these transactions, noninterest expenses increased $5,849,000 or 9% for 2004.

Salaries and employee benefits, the largest component of noninterest expenses increased $3,679,000 or 10% in 2004 primarily as the result of increased salary and incentive compensation expenses relating primarily to the achievement of sales goals and similar incentives rather than to the overall performance of the Company. The increase in salary expense was due to a larger staff, merit increases and employment severance payments in the fourth quarter of 2004. Salaries and employee benefits decreased $487,000 in 2003 due to reduced incentive compensation expenses and increased $8,976,000 or 30% in 2002. The higher compensation and benefit costs for 2002 resulted in large part from the acquisition of the Chesapeake Insurance Group in December 2001. Average full-time equivalent employees reached 581 in 2004, representing an increase of 3% from 566 in 2003, which was 5% above 539 for 2002.

In 2004, occupancy expense rose 2% or $168,000. This low percentage rate of increase was due to higher expenses caused by the expansion of the Company’s Columbia office building in 2004 and nonrecurring redevelopment expenses incurred in 2003. The rate of increase was 26% or $1,462,000 in 2003, primarily reflecting higher occupancy costs due to the opening of new offices and redevelopment efforts. Equipment expenses rose $1,008,000 or 23% in 2004, preceded by an increase of $610,000 or 16% in 2003. The increases in both years were due primarily to higher software costs and depreciation charges.

Marketing expense decreased by $783,000 or 31% in 2004 following an increase of $593,000 or 31% in 2003. These fluctuations in expense were due to expenses incurred in a significant targeted marketing campaign conducted in 2003.

Debt retirement expense of $18,363,000 was incurred in 2004 due to the prepayment of FHLB advances as the Company repositioned its balance sheet. This action is intended to improve the Company’s net interest margin and interest rate risk position. The Company is increasing the emphasis on producing consistent earnings results from its core loan, deposit and non-interest income businesses, without significant non-core leverage programs.

Other noninterest expenses of $12,082,000 were $2,020,000 or 20% above the $10,062,000 recorded for 2003, due largely to $1,159,000 in accelerated amortization of debt issuance costs related to the redemption of trust preferred securities and $700,000 of out-of-pocket fees associated with Sarbanes-Oxley compliance.

The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately five years at December 31, 2004. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

Operating Expense Performance

Management views the efficiency ratio as an important measure of expense performance and cost management. The ratio expresses the level of noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). This is a GAAP financial measure. Lower ratios indicate improved productivity.

Non-GAAP Financial Measure

The Company has, for many years, used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and traditional based efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios, GAAP based and traditional, increased in 2004. This increase was mainly the result of the nonrecurring expenses reflected in Table 3, the increases in noninterest expenses explained previously, coupled with a decrease in net interest income as the result of a decline in the net interest margin from 3.80% in 2003 to 3.69% in 2004.

Table 3—GAAP Based and Traditional Efficiency Ratios

(Dollars in thousands)	2004	2003	2002	2001	2000

Noninterest expenses—GAAP based	$92,703	$67,226	$63,961	$54,618	$47,601
Net interest income plus noninterest income—GAAP based	105,391	108,771	108,338	88,444	74,722
Efficiency ratio—GAAP based	87.96%	61.81%	59.04%	61.75%	63.70%

Noninterest expenses—GAAP based	$92,703	$67,226	$63,961	$54,618	$47,601
Less non-GAAP adjustments:
Goodwill amortization	0	0	0	666	65
Amortization of intangible assets	1,950	2,480	2,659	2,512	2,759
Goodwill impairment loss	1,265	0	0	0	0
FHLB prepayment penalties	18,363	0	0	0	0
Early retirement window option	0	0	0	0	744

Noninterest expenses—traditional ratio	$71,125	$64,746	$61,302	$51,440	$44,033
Net interest income plus noninterest income—GAAP based	105,391	108,771	108,338	88,444	74,722
Plus non-GAAP adjustment:
Tax-equivalency	8,156	8,237	6,920	5,214	5,151
Less non-GAAP adjustments:
Securities gains	540	996	2,016	346	277
Income from early termination of a sublease	0	1,077	0	0	0
Gains on sales of assets	0	0	0	256	1,854

Net interest income plus noninterest Income—traditional ratio	$113,007	$114,935	$113,242	$93,056	$77,742
Efficiency ratio—traditional	62.94%	56.33%	54.13%	55.28%	56.64%

Provision for Income Taxes

The Company had an income tax benefit of $1,679,000 in 2004, compared with income tax expense of $9,479,000 in 2003 and $10,927,000 in 2002. The resulting effective tax rates were (13%) for 2004, 23% for 2003, and 26% for 2002. The negative effective tax rate for 2004 was mainly the result of the lower level of net income before taxes, which when reduced by the interest income from tax-exempt securities and tax-exempt income from bank owned life insurance, resulted in a net loss for tax purposes.

Balance Sheet Analysis

The Company’s total assets decreased $25,081,000 to $2,309,343,000 at December 31, 2004. Earning assets decreased $41,315,000 to $2,133,921,000 at December 31, 2004.

Loans and Leases

Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, increased $90,175,000 or 21% during 2004, to $509,804,000 at December 31, 2004. Residential construction loans, a specialty of the Company for many years, increased in 2004 to $137,880,000, an increase of $49,380,000 or 56%, largely reflecting continuing emphasis on marketing this product. Permanent residential mortgages, most of which are 1-4 family, increased by $40,795,000 or 12%, to $371,924,000, largely due to growth in the Bank’s adjustable rate mortgage products.

Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. The Company’s long-standing community roots and extensive experience in this market segment make it a natural growth area, while building and expanding such banking relationships are natural results of the Company’s increased emphasis on client relationship management under “The Difference” strategy. In 2004, the marketplace continued to be characterized by lower rates and significant refinancing.

Commercial loans and leases increased by $135,681,000 or 28% during 2004, to $626,619,000 at December 31, 2004. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans. The increase in commercial lending was due in large part to adoption of a strategic focus that places a high priority on commercial lending. This strategy has involved not only recruitment and training of experienced commercial lending officers, but also a restructuring of the entire loan approval process to enable the Company to respond quickly as client needs arise.

In general, the Company’s commercial real estate loans consist of owner-occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages increased $63,812,000 or 20% during 2004, to $386,911,000 at year end. Commercial construction credits increased $37,456,000 or 73% during the year, to $88,974,000 at December 31, 2004. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.

The Company’s equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. The Company’s equipment leasing business continued to suffer from clients’ reduction in capital spending throughout the most recent year. As a result, the leasing portfolio declined $413,000 or 3% in 2004, to $15,618,000 at year end.

Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans. The consumer loan portfolio rose 27% or $66,241,000 in 2004, to $309,102,000 at December 31, 2004. This increase was driven largely by an increase of $52,936,000 or 45% in home equity lines during 2004 to $171,623,000 at year end. This growth was primarily a result of the Company’s strategy to place more emphasis on this product as part of a multi-product client relationship.

Table 4—Analysis of Loans and Leases

This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2004	2003	2002	2001	2000

Residential real estate:
Residential mortgages	$371,924	$331,129	$281,088	$255,256	$266,511
Residential construction	137,880	88,500	73,585	84,541	44,078
Commercial loans and leases:
Commercial real estate	386,911	323,099	292,257	262,104	250,524
Commercial construction	88,974	51,518	59,447	54,478	60,313
Leases	15,618	16,031	22,621	27,345	31,304
Other commercial	135,116	100,290	101,689	97,613	101,246
Consumer	309,102	242,861	233,166	214,582	213,841

Total loans and leases	$1,445,525	$1,153,428	$1,063,853	$995,919	$967,817

Table 5—Loan Maturities and Interest Rate Sensitivity

		At December 31, 2004
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total

Residential construction loans	$133,551	$4,329	$0	$137,880
Commercial construction loans	88,974	0	0	88,974
Commercial loans not secured by real estate	93,149	38,921	3,046	135,116

Total	$315,674	$43,250	$3,046	$361,970

Rate Terms:
Fixed	$17,123	$37,264	$2,053	$56,440
Variable or adjustable	298,551	5,986	993	305,530

Total	$315,674	$43,250	$3,046	$361,970

Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 33% or $332,097,000 to $666,108,000 at December 31, 2004, from $998,205,000 at December 31, 2003. This decrease was mainly due to the sale of $195 million of securities concurrent with the payoff of the same amount of FHLB advances as the Company eliminated its leverage program in the fourth quarter of 2004. The investment portfolio also decreased due to sales and maturities of securities that were made to fund loan growth in 2004.

The Company has not traditionally used derivative instruments to hedge its market rate risk position. The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the Company’s equity securities. These derivatives do not expose the Company to credit risk, or to significant market risk. The Company had no derivatives at December 31, 2004 or at December 31, 2003.

Table 6—Analysis of Securities

The composition of securities at December 31 for each of the latest three years was:

(Dollars in thousands)	2004	2003	2002

Available-for-Sale:(1)
U.S. Agency	$251,601	$516,528	$571,688
State and municipal	52,172	54,605	46,031
Mortgage-backed(2)	12,588	18,611	18,708
Corporate debt	4,855	16,786	16,757
Trust preferred	22,722	25,363	24,743
Marketable equity securities	2,965	7,567	7,659

Total	346,903	639,460	685,586
Held-to-Maturity and Other Equity
U.S. Agency	34,382	70,672	87,714
State and municipal	270,911	266,962	253,146
Other equity securities	13,912	21,111	19,812

Total	319,205	358,745	360,672

Total securities(3)	$666,108	$998,205	$1,046,258

(1)	At estimated fair value.

(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2004, 2003 or 2002.

Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2004 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7—Maturity Table for Debt Securities at December 31, 2004

	Years to Maturity
	Within		Over 1		Over 5		Over
	1		Through 5		Through 10		10
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities
Available-for-Sale
U.S. Agency	$144,555	3.67%	$106,557	2.90%	$1,000	4.70%	$0	0.00%	$252,112	3.35%
State and municipal	4,040	4.74	28,831	6.46	15,002	6.91	2,855	7.23	50,728	6.50
Mortgage-backed	352	1.92	9,857	5.23	2,127	5.52	169	6.43	12,505	5.20
Corporate debt	0	0.00	4,466	7.19	0	0.00	0	0.00	4,466	7.19
Trust preferred	7,995	9.81	3,624	8.83	4,786	9.23	4,808	8.24	21,213	9.16

Total	$156,942	4.01%	$153,335	3.98%	$22,915	7.17%	$7,832	7.83%	$341,024	4.30%

Debt Securities
Held-to-Maturity
U.S. Agency	$34,382	4.67%	$0	0.00%	$0	0.00%	$0	0.00%	$34,382	4.67%
State and municipal	9,035	6.34	147,426	6.73	108,317	6.96	6,133	7.29	270,911	6.82

Total	$43,417	5.02%	$147,426	6.73%	$108,317	6.96%	$6,133	7.29%	$305,293	6.58%

Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale increased $4,002,000 from $12,209,000 as of December 31, 2003 to $16,211,000 as of December 31, 2004. Originations and sales of these loans and the resulting gains on sales decreased substantially during 2004 as interest rates increased. The increased balance at December 31, 2004 was due, in part, to an upward movement in market rates in the fourth quarter of 2003 that reduced loan origination volume.

The aggregate of federal funds sold and interest-bearing deposits with banks decreased 47% or $5,317,000 to $6,077,000 in 2004.

Bank owned life insurance increased $4.0 million (8%) to $55.4 million as of December 31, 2004.

Deposits and Borrowings

Total deposits were $1,732,501,000 at December 31, 2004, increasing $170,671,000 or 11% from $1,561,830,000 at December 31, 2003. Growth was achieved for noninterest-bearing demand deposits, up $55,549,000 or 15%, with increases recorded for both personal and business accounts. Interest-bearing deposits increased $115,122,000 or 10%, attributable in large part to growth in regular savings and certificates of deposit, which increased by 22% (up $40,791,000) and 15% (up $62,430,000), respectively. This increase was mainly the result of a strong focus on the Company’s client relationship management program which provides incentives to client officers based on achieving loan and deposit growth goals.

Total borrowings decreased $201,846,000 or 36% during 2004, to $361,535,000 at December 31, 2004, primarily as the result of the prepayment of $195 million in FHLB advances in the fourth quarter of 2004.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2004, total stockholders’ equity increased 1% or $1,634,000 to $195,083,000 at December 31, 2004, from $193,449,000 at December 31, 2003. Internal capital generation (net income less dividends) which totaled $3,035,000, was responsible for most of this increase in total stockholders’ equity.

Stockholders’ equity was negatively affected by a $4,086,000 or 61% decline in accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities after tax effects) from $6,703,000 at December 31, 2003 to $2,617,000 at December 31, 2004. This change resulted primarily from declines in the value of available-for-sale securities as rates increased in 2004.

External capital formation, resulting from exercises of stock options and from stock purchases under the employee and director stock purchase plans, totaled $4,210,000 during 2004. Share repurchases amounted to $1,525,000 over the same period, for a net increase in stockholders’ equity from these sources of $2,685,000. The ratio of average equity to average assets was 8.21% for 2004, as compared to 7.91% for 2003 and 7.49% for 2002.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2004, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 13.82%, a Tier 1 risk-based capital ratio of 12.92%, and a leverage ratio of 8.67%. Tier 1 capital of $210,265,000 and total qualifying capital of $224,919,000 each included $35,000,000 in trust preferred debt issuance as permitted under Federal Reserve Guidelines (see “Note 10—Long-Term Borrowings” of the Notes to the Consolidated Financial Statements). Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2004, the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act and still would have been considered “well-capitalized” if the trust preferred securities had been excluded from regulatory capital. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 21—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated losses in the loan and lease portfolio. The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses in that portfolio. The methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis. This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1—Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The allowance is increased by provisions for loan and lease losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. There were no such provisions in 2004 or 2003, while provisions amounted to $2,865,000 in 2002. Net charge-offs of $226,000, $156,000 and $482,000, were recorded in 2004, 2003 and 2002, respectively. Considering the current levels of potential problem loans and non-performing assets and the low dollar level of net charge-offs reported in 2004 compared to recent history, management does not expect such low dollar levels of net charge-offs to continue. The ratio of net charge-offs to average loans and leases was 0.02% in 2004, compared to 0.01% in 2003. At December 31, 2004, the allowance for loan and lease losses was $14,654,000, or 1.01% of total loans and leases, versus $14,880,000, or 1.29% of total loans and leases, at December 31, 2003.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the credit portfolio and the allowance. Such reviews may result in adjustments to the provision based upon their judgments of information available at the time of each examination.

Table 8 presents a five-year history for the allocation of the allowance, reflecting consistent use of the methodology outlined above, along with the credit mix (year-end loan and lease balances by category as a percent of total loans and leases). The loan and lease categories were expanded beginning in 2002 to mirror the loan and lease breakout in Table 4—Analysis of Loans and Leases. Expansion of categories for 2001 and 2000 is not practicable. The allowance is allocated in the following table to various loan and lease categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

Table 8—Allowance for Loan and Lease Losses

	December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		and		and		and		and		and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases

Amount applicable to:
Residential real estate:
Residential mortgages	$2,571	26%	$2,733	29%	$2,338	26%	$1,301	26%	$1,969	28%
Residential construction	1,520	10	681	8	937	7	1,240	8	467	4

Total	4,091	36	3,414	37	3,275	33	2,541	34	2,436	32
Commercial loans and leases:
Commercial real estate	4,722	27	5,437	25	3,637	24
Commercial construction	834	6	553	4	1,966	5
Other commercial	1,918	9	2,338	12	2,191	14

Total	7,474	42	8,328	41	7,794	43	5,271	41	5,547	46
Leases	128	1	283	1	566	2	814	3	0	0

Total	7,602	43	8,611	42	8,360	45	6,085	44	5,547	46
Consumer	2,961	21	2,029	21	2,912	22	2,309	22	2,363	22
Unallocated	0		826		489		1,718		1,184

Total allowance	$14,654		$14,880		$15,036		$12,653		$11,530

During 2004, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2004, when measured against the total allowance, was 0% versus 6% a year earlier. The total allowance at December 31, 2004, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

The allowance decreased by $226,000 (or 2%) during 2004, which was the amount of net charge-offs for the year. The required allowance for commercial real estate and other commercial loans decreased $1,135,000 due to a downward trend in delinquencies coupled with improved economic conditions which served to reduce the factors used in the model to calculate this portion of the required allowance which was partially offset by the increase in loan balances. The required allowance for consumer and residential construction loans increased $1,771,000 during the year due to a significant increase in loan balances.

At December 31, 2004, total non-performing loans and leases were $1,789,000, or 0.12% of total loans and leases, compared to $2,855,000, or 0.25% of total loans and leases, at December 31, 2003. As shown in Table 10, the ratio of non-performing loans and leases to total loans and leases has been very consistent over the past five years except for 2001, which included a problem credit of a single borrower in the amount of approximately $5,125,000. The property securing this credit was sold in October 2002, and all principal, interest, and fees due to the Company were paid in full. The allowance represented 819% of non-performing loans and leases at December 31, 2004, versus coverage of 521% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $0 at December 31, 2004, compared to $77,000 at December 31, 2003.

The balance of impaired loans was $690,000 at December 31, 2004, with reserves of $251,000 against those loans, compared to $336,000 at December 31, 2003, with reserves of $120,000.

The Company’s borrowers are concentrated in five counties of the State of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 70% of total loans and leases at December 31, 2004, compared to 67% at December 31, 2003. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

Table 9—Summary of Loan and Lease Loss Experience

		Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Balance of loan and lease loss allowance, January 1,	$14,880	$15,036	$12,653	$11,530	$8,231
Provision for loan and lease losses	0	0	2,865	2,470	2,690
Allowance acquired	0	0	0	0	1,300
Loan and lease charge-offs:
Residential real estate	(109)	(148)	(165)	(23)	(220)
Commercial loans and leases	(173)	(122)	(467)	(1,180)	(246)
Consumer	(214)	(87)	(158)	(225)	(303)

Total charge-offs	(496)	(357)	(790)	(1,428)	(769)
Loan and lease recoveries:
Residential real estate	54	126	0	0	0
Commercial loans and leases	169	63	284	54	36
Consumer	47	12	24	27	42

Total recoveries	270	201	308	81	78

Net charge-offs	(226)	(156)	(482)	(1,347)	(691)

Balance of loan and lease allowance, December 31	$14,654	$14,880	$15,036	$12,653	$11,530

Net charge-offs to average loans and leases	0.02%	0.01%	0.05%	0.14%	0.08%
Allowance to total loans and leases	1.01%	1.29%	1.41%	1.27%	1.19%

Table 10—Analysis of Credit Risk

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Non-accrual loans and leases(1)	$746	$522	$588	$5,904	$684
Loans and leases 90 days past due	1,043	2,333	2,157	1,903	1,809
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases(2)	1,789	2,855	2,745	7,807	2,493
Other real estate owned, net	0	77	0	50	380

Total non-performing assets	$1,789	$2,932	$2,745	$7,857	$2,873

Non-performing loans and leases to total loans and leases	0.12%	0.25%	0.26%	0.78%	0.26%
Allowance for loan and lease loss to non-performing loans and leases	819%	521%	548%	162%	462%
Non-performing assets to total assets	0.08%	0.13%	0.12%	0.38%	0.16%

(1)	Gross interest income that would have been recorded in 2004 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $50,000, while interest actually recorded on such loans was $0.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $7,801,000 at December 31, 2004. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Market Risk Management

The Company’s net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.

The Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2004 is presented in Table 11. This analysis indicates an asset sensitive one-year cumulative GAP position of 16% of total assets, with approximately 42% of rate sensitive assets and approximately 33% of rate sensitive liabilities subject to maturity or repricing within a one-year period from December 31, 2004. The one-year cumulative GAP continues in an asset sensitive position, but reflects a lower positive GAP position than at the end of 2003. This change was due primarily to the sale of $195 million in short-term taxable securities which was partially offset by the growth in commercial and consumer loans during the past year, most of which are subject to very short-term interest rate repricing. The investment portfolio is comprised of various securities that contain imbedded call options or prepayments that are more likely to occur as interest rates decrease. The analysis is based upon a number of assumptions that are regularly reviewed for propriety. Senior management, through its Asset Liability Management Committee (ALCO), has a preference for maintaining a moderate level of interest rate risk as measured by the repricing GAP. However, the Company’s interest rate risk policies are guided by results of simulation analysis, which takes into account more factors than does GAP analysis. Simulation results presented in the following discussion show that the Company’s exposure to changing interest rates is well within policy limits for acceptable levels of risks. The ALCO analyzes balance sheet, income statement, and margin trends monthly. A detailed interest rate risk profile is prepared for ALCO quarterly and is reviewed with the Board of Directors. The following GAP analysis schedule sets out the time frames from December 31, 2004, in which the Company’s assets and liabilities are subject to repricing.

Table 11—Interest Rate Sensitivity Analysis

	0-90	91-365	Over 1-3	Over 3-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Years

Rate Sensitive Assets (RSA):
Loans and leases	$607,707	$181,504	$330,478	$244,864	$80,972
Taxable securities	31,884	48,681	110,474	35,235	116,753
Nontaxable securities	2,515	10,790	89,350	85,875	134,551
Other investments	22,288	0	0	0	0

Total	664,394	240,975	530,302	365,974	332,276
Rate Sensitive Liabilities (RSL):
Interest-bearing demand deposits	7,389	22,167	59,113	59,113	93,596
Regular savings deposits	8,561	25,684	68,490	68,490	57,076
Money market savings deposits	15,913	47,739	127,303	114,082	66,480
Time deposits	83,036	134,862	121,174	128,365	0
Short-term borrowings and other RSL	161,534	40,248	122,955	35,686	1,112

Total	276,433	270,700	499,035	405,736	218,264

Cumulative GAP*	$387,961	$358,236	$389,503	$349,741	$463,753

As a percent of total assets	16.80%	15.51%	16.87%	15.14%	20.08%
Cumulative RSA to RSL	2.40	1.65	1.37	1.24	1.28

*	This analysis is based upon a number of significant assumptions including the following: Loans and leases are repaid/rescheduled by contractual maturity adjusted for prepayment assumptions and repricings. Securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features. Mortgage-backed security repricing is adjusted for estimated early paydowns. Interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals. Time deposits are shown in the table based on contractual maturity.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income and the fair value of equity capital resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company intends to effectively manage the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. At December 31, 2004, as at December 31, 2003, the simulation of a hypothetical change of minus 200 or more basis points in U.S. Treasury interest rates was not practical, due to historically low prevailing interest yields and rates (See Table 1). Therefore, the Company again chose to apply a plus 200 basis point change and a minus 100 basis point change when evaluating its interest rate risk position. Measured from December 31, 2004, the simulation analysis estimates that net interest income would decline (as computed) by 2.45% over a twelve month period given a decrease in interest rates of 100 basis points compared to a policy limit of 15%. In terms of equity capital on a fair value basis, the simulation analysis estimates that the fair value of equity capital would decline (as computed) by 9.98% given an increase in interest rates of 200 basis points compared to a policy limit of 22.5%.

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

In addition to the potential adverse effect that changing interest rates may have on the Company’s net interest margin and operating results, potential adverse effects on liquidity can occur as a result of changes in the estimated cash flows from investment, loan, and deposit portfolios. The Company manages this inherent risk by maintaining a portfolio of available-for-sale investments as well as secondary sources of liquidity from Federal Home Loan Bank of Atlanta advances and other bank borrowing arrangements.

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company’s liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2004. All deposits, except time deposits of $100,000 or more, considered a stable funding source by management, equaled 72% of total earning assets at December 31, 2004. In addition, loan and lease payments, maturities, calls and paydowns of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of December 31, 2004, show short-term borrowings exceeding short-term investments by $34,799,000 over the subsequent 90 days. This projected shortfall of liquidity versus requirements for funds indicates that the Company may need to utilize short-term borrowing lines or sales of securities to supplement deposit activity in order to fund growth in loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $749,505,000 with the Federal Home Loan Bank of Atlanta, of which $165,158,000 was outstanding at December 31, 2004. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $265,295,000 at December 31, 2004, against which there were outstanding borrowings of $44,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2004.

The Company’s time deposits of $100,000 or more represented 11.0% of total deposits at December 31, 2004, and are shown by maturity in the table below.

	Months to Maturity
(Dollars in thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	TOTAL

Time deposits—$100 thousand or more	$27,512	$13,421	$24,005	$126,828	$191,766

Bancorp has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see “Market Risk Management” above, “Contractual Obligations” below, and “Note 6—Premises and Equipment,” “Note 10—Long-term Borrowings,” “Note 13—Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 17—Financial Instruments with Off-balance Sheet Risk” and “Note 19—Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of Bancorp’s obligations in connection with its Trust Preferred Securities, irrevocable letters of credit, and loan commitments, and the effects of covered call options, Bancorp has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The Trust Preferred Securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of Bancorp created for the purpose of issuing the Trust Preferred Securities and purchasing Bancorp’s junior subordinated debentures, which are its sole assets. These long-term borrowings bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. Bancorp owns all of the Trust’s outstanding securities. Bancorp and the Trust believe that, taken together, Bancorp’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the Trust Preferred Securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations under the preferred.

For additional information on off-balance sheet arrangements, please see “Note 17—Financial Instruments with Off-Balance Sheet Risk” and “Note 10—Long-term Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities” above.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business. Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of new branch offices. Payments required under these obligations, are set forth in the table below as of December 31, 2004.

	Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$129,608	$0	$100	$62,000	$67,508
Operating Lease obligations	27,096	3,342	5,840	5,119	12,795
Purchase obligations(2)	17,071	8,700	4,346	4,025	0

Total	$173,775	$12,042	$10,286	$71,144	$80,303

(1) Includes a $35 million 6.35% trust preferred security. The maturity date is October, 2034. The trust preferred is first callable in October, 2009 and is included in the 3-5 year maturity period of this table.

(2) Represents payments required under contract, based on average monthly charges for 2004 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September, 2009. Also, represents purchase contracts in the amount of $6.62 million (due in less than 1 year) relating to construction of new branch offices and a building.

Change in Independent Registered Public Accounting Firm

On April 7, 2003, Bancorp dismissed Stegman & Company (“Stegman”), which had previously served as independent Registered Public Accounting Firm for the Bancorp. The reports of Stegman on the consolidated financial statements of Bancorp as of and for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The change in independent Registered Public Accounting Firm was recommended by Bancorp’s Audit Committee and approved by Bancorp’s Board of Directors. In connection with its audit for the fiscal years ended December 31, 2002 and 2001, and in the interim period from January 1, 2003 through April 7, 2003, there were no disagreements with Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to such disagreements in its report on the consolidated financial statements for such years.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The attestation report by the Company’s independent registered public accounting firm, McGladrey & Pullen, LLC, on management’s assessment of internal control over financial reporting begins on the following page.

Fourth Quarter 2004 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc
Olney, Maryland 20832

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sandy Spring Bancorp, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sandy Spring Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, Sandy Spring Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of Sandy Spring Bancorp, Inc and Subsidiaries and our report dated February 22, 2005 expressed an unqualified opinion.

Frederick, Maryland
February 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Frederick, Maryland
February 22, 2005

Report of Independent Registered Public Accounting Firm

Audit Committee of the
Board of Directors and Shareholders
of Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Sandy Spring Bancorp, Inc. and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the management of Sandy Spring Bancorp, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sandy Spring Bancorp, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
January 31, 2003

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2004	2003

Assets
Cash and due from banks	$43,728	$38,397
Federal funds sold	5,467	10,670
Interest-bearing deposits with banks	610	724
Residential mortgage loans held for sale (at fair value)	16,211	12,209
Investments available for sale (at fair value)	346,903	639,460
Investments held to maturity—fair value of $312,661 (2004) and $344,814 (2003)	305,293	337,634
Other equity securities	13,912	21,111
Total loans and leases	1,445,525	1,153,428
Less: allowance for loan and lease losses	(14,654)	(14,880)

Net loans and leases	1,430,871	1,138,548
Premises and equipment, net	42,054	37,679
Accrued interest receivable	11,674	13,661
Goodwill	7,335	7,642
Other intangible assets, net	9,866	11,446
Other assets	75,419	65,243

Total assets	$2,309,343	$2,334,424

Liabilities
Noninterest-bearing deposits	$423,868	$368,319
Interest-bearing deposits	1,308,633	1,193,511

Total deposits	1,732,501	1,561,830
Short-term borrowings	231,927	413,223
Other long-term borrowings	94,608	115,158
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	20,224	15,764

Total liabilities	2,114,260	2,140,975
Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,628,511 (2004) and 14,495,613 (2003)	14,629	14,496
Additional paid in capital	21,522	18,970
Retained earnings	156,315	153,280
Accumulated other comprehensive income	2,617	6,703

Total stockholders’ equity	195,083	193,449

Total liabilities and stockholders’ equity	$2,309,343	$2,334,424

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Interest income:
Interest and fees on loans and leases	$71,745	$64,749	$72,710
Interest on loans held for sale	705	1,113	976
Interest on deposits with banks	31	13	21
Interest and dividends on securities:
Taxable	21,927	32,076	37,239
Exempt from federal income taxes	14,433	14,214	11,230
Interest on federal funds sold	549	302	546

Total interest income	109,390	112,467	122,722
Interest expense:
Interest on deposits	13,059	13,675	19,833
Interest on short-term borrowings	15,809	17,531	16,351
Interest on long-term borrowings	5,900	6,226	7,929

Total interest expense	34,768	37,432	44,113

Net interest income	74,622	75,035	78,609
Provision for loan and lease losses	0	0	2,865

Net interest income after provision for loan and lease losses	74,622	75,035	75,744
Noninterest income:
Securities gains	540	996	2,016
Service charges on deposit accounts	7,481	8,032	7,839
Gains on sales of mortgage loans	3,283	5,723	3,940
Fees on sales of investment products	2,472	2,211	2,078
Trust department income	3,352	2,955	2,497
Insurance agency commissions	4,135	3,741	3,281
Income from bank owned life insurance	2,476	2,746	1,876
Income from early termination of a sublease	0	1,077	0
Visa check fees	1,956	1,792	1,687
Other income	5,074	4,463	4,515

Total noninterest income	30,769	33,736	29,729
Noninterest expenses:
Salaries and employee benefits	41,763	38,084	38,571
Occupancy expense of premises	7,229	7,061	5,599
Equipment expenses	5,428	4,420	3,810
Marketing	1,717	2,500	1,907
Outside data services	2,906	2,619	2,415
Goodwill impairment loss	1,265	0	0
Amortization of intangible assets	1,950	2,480	2,659
Debt retirement expense	18,363	0	0
Other expenses	12,082	10,062	9,000

Total noninterest expenses	92,703	67,226	63,961

Income before income taxes	12,688	41,545	41,512
Income tax expense (benefit)	(1,679)	9,479	10,927

Net income	$14,367	$32,066	$30,585

Basic net income per share	$0.99	$2.21	$2.11
Diluted net income per share	$0.98	$2.18	$2.08
Dividends declared per share	$0.78	$.74	$.69

See Notes to Consolidated Financials Statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$14,367	$32,066	$30,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,017	6,718	6,052
Provision for loan and lease losses	0	0	2,865
Deferred income taxes (benefits)	922	(430)	(433)
Origination of loans held for sale	(273,916)	(404,459)	(331,325)
Proceeds from sales of loans held for sale	273,197	436,408	313,512
Gains on sales of loans held for sale	(3,283)	(5,723)	(3,940)
Securities gains	(540)	(996)	(2,016)
Net decrease in accrued interest receivable	1,987	1,296	206
Net increase in other assets	(10,449)	(10,763)	(15,505)
Net increase (decrease) in accrued expenses	4,840	(9,471)	3,541
Other-net	2,051	4,715	(375)

Net cash provided by operating activities	18,193	49,361	3,167
Cash flows from investing activities:
Net decrease in interest-bearing deposits with banks	114	89	27
Purchases of investments held to maturity	(26,728)	(115,220)	(219,319)
Purchases of other equity securities	(5,327)	(7,715)	(2,883)
Proceeds from redemptions of other equity securities	12,526	6,414	0
Purchases of investments available for sale	(418,406)	(1,201,063)	(1,122,816)
Proceeds from sales of investments available for sale	412,541	197,231	316,295
Proceeds from maturities, calls and principal payments of investments held to maturity	58,710	118,278	43,338
Proceeds from maturities, calls and principal payments of investments available for sale	291,190	1,042,364	865,460
Proceeds from sales of other real estate owned	153	142	81
Net increase in loans and leases receivable	(292,097)	(89,762)	(67,963)
Acquisition of business activity, net	(1,127)	0	0
Expenditures for premises and equipment	(9,106)	(5,547)	(7,366)

Net cash provided by (used in) investing activities	22,443	(54,789)	(195,146)
Cash flows from financing activities:
Net increase in deposits	170,671	69,618	104,753
Net (decrease) increase in short-term borrowings	(181,846)	(105,833)	48,155
Net (decrease) increase from long-term borrowings	(20,000)	55,500	40,000
Common stock purchased and retired	(1,525)	(3,325)	0
Proceeds from issuance of common stock	3,524	1,127	833
Dividends paid	(11,332)	(10,725)	(10,012)

Net cash provided (used) by financing activities	(40,508)	6,362	183,729

Net increase (decrease) in cash and cash equivalents	128	934	(8,250)
Cash and cash equivalents at beginning of year	49,067	48,133	56,383

Cash and cash equivalents at end of year	$49,195	$49,067	$48,133

Supplemental Disclosures:
Interest payments	$35,556	$36,657	$44,838
Income tax payments	4,458	12,384	9,291
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$0	$187	$29
Reclassification of borrowings from long-term to short-term	550	30,842	28,855
Details of acquisition:
Fair value of assets acquired	$24	$0	$0
Fair value of liabilities assumed	(124)	0	0
Cash to be paid for acquisition	(100)	0	0
Purchase price in excess of net assets acquired	1,327	0	0

Net cash paid for acquisition	$1,127	$0	$0

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity

Balances at January 1, 2002	$14,484	$20,347	$111,366	$3,936	$150,133
Comprehensive Income:
Net income			30,585		30,585
Other comprehensive income, net of tax (unrealized gains on securities of $7,336, net of reclassification adjustment for gains of $851)				6,485	6,485

Total comprehensive income					37,070
Cash dividends—$0.69 per share			(10,012)		(10,012)
Common stock issued pursuant to:
Stock option plan—39,529 shares	38	392			430
Employee stock purchase plan—14,841 shares	14	389			403

Balances at December 31, 2002	14,536	21,128	131,939	10,421	178,024
Comprehensive Income:
Net income			32,066		32,066
Other comprehensive income (loss), net of tax (unrealized losses on securities of $4,304, net of reclassification adjustment for gains of $586)				(3,718)	(3,718)

Total comprehensive income					28,348
Cash dividends—$0.74 per share			(10,725)		(10,725)
Stock repurchases—105,460 shares	(105)	(3,220)			(3,325)
Common stock issued pursuant to:
Stock option plan—49,923 shares	49	604			653
Employee stock purchase plan—16,801 shares	16	458			474

Balances at December 31, 2003	14,496	18,970	153,280	6,703	193,449
Comprehensive Income:
Net income			14,367		14,367
Other comprehensive income (loss), net of tax (unrealized losses on securities of $4,412, net of reclassification adjustment for gains of $326)				(4,086)	(4,086)

Total comprehensive income					10,281
Cash dividends—$0.78 per share			(11,332)		(11,332)
Stock repurchases—48,251 shares	(48)	(1,477)			(1,525)
Common stock issued pursuant to:
Stock option plan—161,133 shares	161	3,399			3,560
Employee stock purchase plan—18,896 shares	19	591			610
Director Stock Purchase Plan—1,120 shares	1	39			40

Balances at December 31, 2004	$14,629	$21,522	$156,315	$2,617	$195,083

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. The following is a summary of the more significant accounting policies:

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held for sale are considered to be derivatives. Accordingly, such commitments, on the balance sheet are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates.

When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company’s current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2004 or December 31, 2003.

Investments Held to Maturity and Other Equity Securities

Investments held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at time of purchase are recorded at cost. The carrying values of securities held to maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

Investments Available for Sale

Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income, a separate component of stockholders’ equity. The carrying values of securities available for sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash-basis, and payments are first applied against the principal balance outstanding.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance”) represents an amount which, in management’s judgment, is adequate to absorb estimated losses on outstanding loans and leases. The allowance represents an estimation made pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

The formula allowance is based upon historical loss factors, as adjusted, and establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan portfolio including (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan portfolio management processes and (7) quality of the Company’s credit risk identification processes.

The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware, and 10 to 40 years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

Other Real Estate Owned (OREO)

OREO, which is included in other assets, is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized over an estimated life, but rather is tested at least annually for impairment. An impairment loss is recorded to the extent that the carrying amount exceeds its implied fair value. In both 2004 and 2003, goodwill was tested for impairment. In 2004, an impairment charge of $1,265,000 was recorded. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods not exceeding 15 years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years. Note 7 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No. 142.

Valuation of Long-Lived Assets

The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (‘SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount of the fair value, less costs to sell.

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

Stock Compensation Plans

At December 31, 2004, the Company had two stock-based employee compensation plans in existence, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan as described more fully in Note 12. The Company accounts for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three years ended December 31.

(In thousands, except per share data)	2004	2003	2002

Net income, as reported	$14,367	$32,066	$30,585
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,651)	(1,574)	(1,215)

Pro forma net income	$12,716	$30,492	$29,370

Net income per share:
Basic—as reported	$0.99	$2.21	$2.11
Basic—pro forma	$0.88	$2.10	$2.02
Diluted—as reported	$0.98	$2.18	$2.08
Diluted—pro forma	$0.86	$2.07	$1.99

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

New Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of future cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which establishes guidance for identification of variable interest entities and related assessments of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. Accordingly, the Company chose to postpone adoption until March 31, 2004 which resulted in the Company no longer consolidating its wholly-owned subsidiary, Sandy Spring Capital Trust I, and recording it on the equity method. Prior periods have been restated. The overall effect on the Company’s financial position as a result of this de-consolidation was not material. The company has no significant variable interests in any entities which would require disclosure or consolidation.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company’s financial position or results of operations.

On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 (R)” or the “Statement”). FAS 123 (R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the third quarter 2005. The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented (in the previous table above) and in prior filings for the Company have been calculated using a binomial option pricing model and may not be indicative of amounts that should be expected in future periods. No decisions have been made as to whether the Company will apply the modified prospective or retrospective method of application.

Note 2—Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2004 was $2,320,000 and in 2003 was $2,272,000.

Note 3—Investments Available for Sale

The amortized cost and estimated fair values of investments available for sale at December 31 are as follows:

	2004				2003
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$252,112	$1,052	$(1,563)	$251,601	$513,994	$3,770	$(1,236)	$516,528
State and municipal	50,728	1,550	(106)	52,172	52,796	1,993	(184)	54,605
Mortgage-backed	12,505	207	(124)	12,588	18,552	341	(282)	18,611
Corporate debt	4,466	389	0	4,855	16,130	656	0	16,786
Trust preferred	21,213	1,509	0	22,722	23,093	2,270	0	25,363

Total debt securities	341,024	4,707	(1,793)	343,938	624,565	9,030	(1,702)	631,893
Marketable equity securities	1,591	1,374	0	2,965	3,949	3,618	0	7,567

Total investments available for sale	$342,615	$6,081	$(1,793)	$346,903	$628,514	$12,648	$(1,702)	$639,460

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 are as follows:

		Continuous Unrealized Losses
		Existing for:
Available For Sale				Total
as of December 31, 2004		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S. Agency	$152,129	$928	$635	$1,563
State and municipal	10,013	15	91	106
Mortgage-backed	8,179	2	122	124

	$170,321	$945	$848	$1,793

		Continuous Unrealized Losses
		Existing for:
Available For Sale				Total
as of December 31, 2003		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S. Agency	$171,725	$1,236	$0	$1,236
State and municipal	8,161	169	15	184
Mortgage-backed	10,618	280	2	282

	$190,504	$1,685	$17	$1,702

Approximately 99% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of December 31, 2004 and 2003 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2004 and 2003 all have modest duration risk (2.09 years in 2004 and 2.37 years in 2003), low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair values of debt securities available for sale at December 31 by contractual maturity, except mortgage-backed securities for which an average life is used, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004		2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$156,942	$156,858	$411,524	$412,171
Due after one year through five years	153,335	154,717	181,584	186,588
Due after five years through ten years	22,915	24,182	25,882	27,384
Due after ten years	7,832	8,181	5,575	5,750

Total debt securities available for sale	$341,024	$343,938	$624,565	$631,893

Sale of investments available for sale during 2004, 2003 and 2002 resulted in the following:

(In thousands)	2004	2003	2002

Proceeds	$412,541	$197,231	$316,295
Gross gains	3,706	1,870	3,479
Gross losses	3,166	874	1,463

At December 31, 2004 and 2003, investments available for sale with a carrying value of $236,999,000 and $407,430,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2004 and 2003.

Note 4—Investments Held to Maturity and Other Equity Securities

The amortized cost and estimated fair values of investments held to maturity at December 31 are as follows:

	2004				2003
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$34,382	$18	$(48)	$34,352	$70,672	$193	$(195)	$70,670
State and municipal	270,911	8,034	(636)	278,309	266,962	8,303	(1,121)	274,144

Total investments held to maturity	$305,293	$8,052	$(684)	$312,661	$337,634	$8,496	$(1,316)	$344,814

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 are as follows:

		Continuous Unrealized Losses
		Existing for:
Held to Maturity				Total
as of December 31, 2004		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S. Agency	$21,297	$22	$26	$48
State and municipal	51,607	167	469	636

	$72,904	$189	$495	$684

		Continuous Unrealized Losses
		Existing for:
Held to Maturity				Total
as of December 31, 2003		Less Than	More Than	Unrealized
(In thousands)	Fair Value	12 Months	12 Months	Losses

U.S. Agency	$36,052	$195	$0	$195
State and municipal	55,290	541	580	1,121

	$91,342	$736	$580	$1,316

Approximately 86% and 90% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2004 and 2003, respectively, are rated AAA and 14% and 9% as of December 31, 2004 and 2003, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (3.1 years in 2004 and 4.5 years in 2003), low credit risk, and minimal losses (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004		2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$43,417	$43,556	$93,693	$93,952
Due after one year through five years	147,426	151,109	107,464	109,548
Due after five years through ten years	108,317	111,530	131,817	136,587
Due after ten years	6,133	6,466	4,660	4,727

Total debt securities held to maturity	$305,293	$312,661	$337,634	$344,814

At December 31, 2004 and 2003, investments held to maturity with a book value of $90,181,000 and $114,413,000, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2004 or 2003.

Other equity securities at December 31 are as follows:

(In thousands)	2004	2003

Federal Reserve Bank stock	$1,826	$1,826
Federal Home Loan Bank stock	12,086	19,285

Total	$13,912	$21,111

Note 5—Loans and Leases

Major categories at December 31 are presented below:

(In thousands)	2004	2003

Residential real estate	$509,804	$419,629
Commercial loans and leases	626,619	490,938
Consumer	309,102	242,861

Total loans and leases	1,445,525	1,153,428
Less: allowance for loan and lease losses	(14,654)	(14,880)

Net loans and leases	$1,430,871	$1,138,548

In the table, home equity loans are classified as consumer; commercial real estate and commercial construction loans are classified as commercial loans and leases; and, residential construction loans are classified as residential real estate.

Activity in the allowance for loan and lease losses for the preceding three years ended December 31 is shown below:

(In thousands)	2004	2003	2002

Balance at beginning of year	$14,880	$15,036	$12,653
Provision for loan and lease losses	0	0	2,865
Loan and lease charge-offs	(496)	(357)	(790)
Loan and lease recoveries	270	201	308

Net charge-offs	(226)	(156)	(482)

Balance at end of year	$14,654	$14,880	$15,036

Information regarding impaired loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2004	2003	2002

Impaired loans with a valuation allowance	$673	$148	$0
Impaired loans without a valuation allowance	17	188	170

Total impaired loans	$690	$336	$170

Allowance for loan and lease losses related to impaired loans	$251	$120	$0

Allowance for loan and lease losses related to other than impaired loans	14,403	14,760	15,036

Total allowance for loan and lease losses	$14,654	$14,880	$15,036

Average impaired loans for the year	$657	$329	$4,135

Interest income on impaired loans recognized on a cash basis	$0	$7	$672

Note 6—Premises and Equipment

Premises and equipment at December 31 consist of:

(In thousands)	2004	2003

Land	$8,505	$8,505
Buildings and leasehold improvements	38,895	33,643
Equipment	24,454	21,763

Total premises and equipment	71,854	63,911
Less: accumulated depreciation and amortization	(29,800)	(26,232)

Net premises and equipment	$42,054	$37,679

Depreciation and amortization expense for premises and equipment amounted to $4,539,000 for 2004, $4,133,000 for 2003 and $3,286,000 for 2002.

Contractual commitments at December 31, 2004 to construct branch facilities totaled $6,620,000.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $3,744,000 (2004), $3,301,000 (2003) and $2,787,000 (2002). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2004 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases

2005	$3,342
2006	3,079
2007	2,761
2008	2,566
2009	2,553
Thereafter	12,795

Total minimum lease payments	$27,096

Note 7—Goodwill and Other Intangible Assets

Effective January 1, 2002, goodwill is no longer being amortized but rather is tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill are being amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

		Unidentifiable
		Intangible Assets		Other
		Resulting From	Core Deposit	Identifiable
(In thousands)	Goodwill	Branch Acquisitions	Intangibles	Intangibles	Total

2004
Gross carrying amount	$8,752	$17,854	$3,895	$1,637	$32,138
Acquired during the year	957	0	0	370	1,327
Impairment losses	(1,265)	0	0	0	(1,265)
Accumulated amortization	(1,109)	(9,498)	(3,895)	(497)	(14,999)

Net carrying amount	$7,335	$8,356	$0	$1,510	$17,201

Weighted average remaining life		4.7		9.2

2003
Gross carrying amount	$8,751	$17,854	$3,895	$1,637	$32,137
Acquired during the year	0	0	0	0	0
Impairment losses	0	0	0	0	0
Accumulated amortization	(1,109)	(7,712)	(3,895)	(333)	(13,049)

Net carrying amount	$7,642	$10,142	$0	$1,304	$19,088

Weighted average remaining life		5.7		10.1

Future estimated annual amortization expense is presented below:

(In thousands)
Year	Amount

2005	$2,002
2006	2,000
2007	1,932
2008	1,924
2009	1,402

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. Additionally, the Company performed an annual test for goodwill impairment as of October 1, 2004 and 2003. The income approach and the market approach were used when estimating the fair value of the reporting units. The income approach indicates the fair value based on the present value of the cash flows expected to be generated in the future by the reporting unit. The market approach indicates the fair value of the equity of a business based on a comparison of the business to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. As a result of its annual assessment, the Company determined that there was impairment of goodwill in the amount of $1,265,000 related to The Equipment Leasing Company, as of October 1, 2004 and no impairment as of October 1, 2003. This impairment was charged to operations and is included in noninterest expenses. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

Note 8—Deposits

Deposits outstanding at December 31 consist of:

(In thousands)	2004	2003

Noninterest-bearing deposits	$423,868	$368,319
Interest-bearing deposits:
Demand	241,378	224,272
Money market savings	371,517	376,722
Regular savings	228,301	187,510
Time deposits of less than $100,000	275,671	269,938
Time deposits of $100,000 or more	191,766	135,069

Total interest-bearing deposits	1,308,633	1,193,511

Total deposits	$1,732,501	$1,561,830

Interest expense on time deposits of $100,000 or more amounted to $4,167,200, $3,456,800 and $3,728,800 for 2004, 2003, and 2002, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)
Year	Amount

2005	$217,897
2006	89,535
2007	31,639
2008	28,647
2009	99,719

Total	$467,437

Note 9—Short-term Borrowings

Information relating to short-term borrowings is as follows for the years ended December 31:

	2004		2003
(Dollars in thousands)	Amount	Rate	Amount	Rate

At Year End:
Federal Home Loan Bank advances	$70,550	4.62%	$245,544	5.40%
Retail repurchase agreements	117,377	1.50	117,679	0.40
Other short-term borrowings	44,000	3.53	50,000	2.73

Total	$231,927	2.83%	$413,223	3.65%

Average for the Year:
Federal Home Loan Bank advances	$243,690	5.55%	$283,750	5.40%
Retail repurchase agreements	119,484	0.78	137,111	0.57
Other short-term borrowings	29,404	3.85	44,521	3.22
Maximum Month-end Balance:
Federal Home Loan Bank advances	$245,550		$302,398
Retail repurchase agreements	128,731		152,621
Other short-term borrowings	69,000		64,000

The Company pledges U.S. Government Agency securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank (the “FHLB”) under which it may borrow up to $749,505,000 at interest rates based upon current market conditions, of which $165,158,000 was outstanding at December 31, 2004. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $265,295,000 at December 31, 2004, against which there were borrowings outstanding of $44,000,000.

Debt retirement expense of $18,363,000 was incurred in 2004 due mainly to the prepayment of short-term FHLB advances as the Company repositioned its balance sheet.

Note 10—Long-term Borrowings

On November 29, 1999, the Company issued $35,000,000 of Trust Preferred securities at a rate of 9.375% which were redeemed on November 30, 2004. The Company completed a pooled placement issuance of $35,000,000 of Trust Preferred securities on August 10, 2004. These new long-term borrowings bear a 6.35% rate of interest until July 7, 2009 at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor. The borrowing has a maturity date of October 7, 2034, and may be called no earlier than October 7, 2009.

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)	2004	2003

FHLB 6.45% Advance due 2006	$50	$150
FHLB 6.68% Advance due 2006	50	150
FHLB 2.50% Advance due 2008	27,000	27,000
FHLB 2.51% Advance due 2012	40,000	40,000
FHLB 1.92% Advance due 2013	25,000	25,000
FHLB 4.13% Advance due 2013	2,508	2,858
FHLB 5.35% Advance due 2009	0	10,000
FHLB 6.25% Advance due 2010	0	10,000

Total other long-term borrowings	$94,608	$115,158

The 6.45% and 6.68% advances due in 2006 are principal reducing with payments of $50,000 semi-annually. The 4.13% advance due in 2013 is principal reducing with payments of approximately $30,000 monthly. Interest on these instruments is generally paid monthly. FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans amounting to $327,758,000 at December 31, 2004 as collateral under the borrowing agreement with the FHLB.

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

In 2003, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5%, or approximately 727,000 shares of the Company’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 49,560 shares of its common stock under a prior share repurchase program, which expired on March 31, 2003 and has purchased 104,151 shares under the current share repurchase program through December 31, 2004.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2004, the Bank could have paid additional dividends of $43,658,000 to its parent company without regulatory approval. In conjunction with the Company’s trust preferred securities, the Bank issued a subordinated note to Bancorp for $33,565,000 which was outstanding at December 31, 2004 and 2003. There were no other loans outstanding between the Bank and the Company at either year end.

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

The following is a summary of changes in shares under option for the years ended December 31:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	801,317	$26.74	675,126	$22.41	557,068	$19.12
Granted	208,028	38.00	189,489	38.91	168,814	31.25
Cancelled	(24,020)	36.19	(13,375)	26.46	(11,227)	27.63
Exercised	(161,133)	17.84	(49,923)	14.49	(39,529)	12.33

Balance, end of year	824,192	$31.04	801,317	$26.74	675,126	$22.41

Weighted average fair value of options granted during the year		$9.87		$11.95		$9.05

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contracted Life	Average	Exercisable	Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price

$11.09	10,125	2.0	$11.09	10,125	$11.09
$12.17-$14.54	91,616	5.3	14.29	91,616	14.29
$16.42-$20.33	92,202	4.1	17.57	92,202	17.57
$31.25-$32.25	248,212	7.4	31.69	248,212	31.69
$38.00-$38.91	382,037	9.3	38.42	189,059	38.58

	824,192	7.6	31.04	631,214	28.83

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

	2004	2003	2002

Dividend yield	2.14%	2.12%	2.12%
Expected volatility	23.70%	27.93%	29.94%
Risk-free interest rate	4.03%	3.66%	3.73%
Expected lives (in years)	8	8	8

Note 13—Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2004, are based on the benefit earned as of December 31, 2003, plus benefits earned in future years of service based on the employee’s compensation during each such year. The Company’s funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

The Plan’s funded status as of December 31 is as follows:

(Dollars in thousands)	2004	2003

Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$13,410	$9,647
Service cost	1,579	1,140
Interest cost	930	731
Actuarial loss	940	2,156
Projected benefit payments	(511)	(264)

Projected obligation at December 31	16,348	13,410

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	12,320	9,115
Actual return on plan assets	836	1,819
Employer contributions	1,800	1,650
Benefit payments	(511)	(264)

Fair value of plan assets at December 31	14,445	12,320

Funded Status:
Funded status at December 31	(1,903)	(1,090)
Unrecognized prior service cost (benefit)	(1,219)	(1,282)
Unrecognized net actuarial loss	6,185	5,422

Prepaid pension cost included in other assets	$3,063	$3,050

Accumulated benefit obligation at December 31	$13,631	$11,121

Amounts recognized in the balance sheet consist of a prepaid benefit cost of $3,063,000 and $3,050,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2004	2003	2002

Service cost for benefits earned	$1,579	$1,140	$830
Interest cost on projected benefit obligation	930	731	581
Expected return on plan assets	(987)	(787)	(622)
Amortization of prior service cost	(63)	(62)	(63)
Recognized net actuarial loss	328	293	157

Net periodic benefit cost	$1,787	$1,315	$883

Additional Information

Weighted-Average Assumptions used to determine benefit obligations at December 31 are as follows:

	2004	2003

Discount rate	6.50%	6.50%
Rate of compensation increase	4.50%	4.50%

Weighted-Average Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2004	2003	2002

Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The expected rate of return on assets of 8% reflects the Plan’s predominant investment of assets in equity type securities and an analysis of the average rate of return of the S & P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years weighted by 66.7% and 33.3%, respectively.

Plan Assets

The Company’s pension plan weighted-average allocations at December 31, 2004, and 2003, by asset category are as follows:

Asset Category	2004	2003

Equity securities	66.6%	66.1%
Debt securities	23.7%	24.4%
Cash, other	9.7%	9.5%

Total	100.0%	100.0%

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

Contributions

The Company, with input from its actuaries, estimates that the 2005 contribution will be approximately $1.9 million which will maintain the pension plan’s fully funded status.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

2005	$214,858
2006	246,715
2007	334,384
2008	439,855
2009	516,064
2010-2014	5,178,190

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in noninterest expenses and totaled $761,000 in 2004, $916,000 in 2003, and $2,843,000 in 2002.

The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments are made annually and amounts included in noninterest expense under the plan amounted to $14,000 in 2004, $370,000 in 2003, and $2,028,000 in 2002.

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit costs included in noninterest expenses for 2004, 2003 and 2002 were $84,000, $553,000, and $384,000, respectively.

The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. Expenses under the plan, covering insurance premium and out-of-pocket expense reimbursement benefits, totaled $270,000 in 2004, $224,000 in 2003, and $115,000 in 2002.

Note 14—Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of:

(In thousands)	2004	2003	2002

Current Income Taxes (Benefit):
Federal	$(1,655)	$8,917	$8,637

State	(946)	992	1,857

Total current	(2,601)	9,909	10,494
Deferred Income Taxes (Benefit):
Federal	695	(446)	356
State	227	16	77

Total deferred	922	(430)	433

Total income tax expense (Benefit)	$(1,679)	$9,479	$10,927

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(Dollars in thousands)	2004	2003

Deferred Tax Assets:
Allowance for loan and lease losses	$4,735	$4,824
Intangible assets	2,410	2,072
Employee benefits	1,587	1,380
Other	372	413

Gross deferred tax assets	9,104	8,689
Deferred Tax Liabilities:
Depreciation	(2,059)	(1,458)
Unrealized gains on investments available for sale	(1,656)	(4,227)
Pension plan costs	(1,392)	(1,367)
Deferred loan fees and costs	(1,764)	(1,273)
Unearned income	(620)	(426)

Other	(569)	(543)
Gross deferred tax liabilities	(8,060)	(9,294)

Net deferred tax (liabilities) assets	$1,044	$(605)

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss (NOL) carryforward of $409,000, which expires in 2008. The NOL carryforward is a result of an acquisition in 1993 and is subject to annual limitations under Internal Revenue Code Section 382.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2004	2003	2002

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(43.0)	(13.2)	(10.2)
State income taxes, net of federal income tax benefits	(3.7)	1.6	1.3
Other	(1.5)	(0.6)	0.3

Effective tax rate	(13.2)%	22.8%	26.4%

Note 15—Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share data)	2004	2003	2002

Basic:
Net income available to common stockholders	$14,367	$32,066	$30,585
Average common shares outstanding	14,514	14,493	14,508
Basic net income per share	$0.99	$2.21	$2.11

Diluted:
Net income available to common stockholders	$14,367	$32,066	$30,585
Average common shares outstanding	14,514	14,493	14,508
Stock option adjustment	195	215	214

Average common shares outstanding-diluted	14,709	14,708	14,722
Diluted net income per share	$0.98	$2.18	$2.08

As of December 31, 2004 options for 185,642 shares of common stock were not included in computing diluted net income per share because their effects were antidilutive.

Note 16—Related Party Transactions

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

(In thousands)	2004	2003

Balance at January 1	$22,445	$28,886
Additions	13,546	7,894
Repayments	(11,504)	(14,335)

Balance at December 31	$24,487	$22,445

Note 17—Financial Instruments with Off-balance Sheet Risk

In the normal course of business, the Company has various outstanding credit commitments that are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company’s lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable. Management does not anticipate that losses, if any, which may occur as a result of these commitments, would materially affect the stockholders’ equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements. A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31:

(In thousands)	2004	2003

Commitments to extend credit and available credit lines:
Commercial	$48,725	$43,252
Real Estate-development and construction	100,028	69,254
Real Estate-residential mortgage	16,369	3,945
Lines of credit, principally home equity and business lines	399,174	315,976
Standby letters of credit	33,822	22,241

	$598,118	$454,668

Note 18—Litigation

In the normal course of business, the Company may become involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 19—Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 96.7% of the Company’s assets and 99.1% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on the amount and timing of future cash flows and estimated discount rates.

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

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and temporary investments(1)	$66,016	$66,210	$62,000	$62,181
Investments available-for-sale	346,903	346,903	639,460	639,460
Investments held-to-maturity and other equity securities	319,205	326,573	358,745	365,925
Loans, net of allowances	1,430,871	1,434,001	1,138,548	1,146,747
Accrued interest receivable and other assets(2)	68,682	68,682	66,861	66,861

Financial Liabilities
Deposits	$1,732,501	$1,731,512	$1,561,830	$1,564,560
Short-term borrowings	231,927	233,262	413,223	439,866
Long-term borrowings	129,608	130,123	150,158	158,148
Accrued interest payable and other liabilities(2)	2,071	2,071	3,722	3,722

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.

(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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

Deposits. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. While management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances, these estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base.

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

Long-term borrowings. The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Accrued interest payable and other liabilities. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

Note 20—Parent Company Financial Information

The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company’s consolidated financial statements are presented below:

Balance Sheets

	December 31,
(In thousands)	2004	2003
Assets
Cash and due from banks	$11,282	$5,751
Investments available-for-sale (at fair value)	4,051	8,627
Investment in subsidiary	182,572	181,882
Loan from subsidiary	33,565	33,565
Other assets	857	1,427

Total assets	$232,327	$231,252

Liabilities
Long-term borrowings	$35,000	$35,000
Accrued expenses and other liabilities	2,244	2,803

Total liabilities	37,244	37,803
Stockholders’ Equity
Common stock	14,629	14,496
Additional paid in capital	21,522	18,970
Retained earnings	156,315	153,280
Accumulated other comprehensive income	2,617	6,703

Total stockholders’ equity	195,083	193,449

Total liabilities and stockholders’ equity	$232,327	$231,252

Statements of Income

	Years Ended December 31,
(In thousands)	2004	2003	2002
Income:
Cash dividends from subsidiary	$11,368	$10,725	$10,012
Securities gains	2,675	1,401	1,151
Other income, principally interest	3,502	3,482	3,567

Total income	17,545	15,608	14,730
Expenses:
Interest	3,878	3,281	3,281
Other expenses	1,977	823	707

Total expenses	5,855	4,104	3,988
Income before income taxes and equity in undistributed income of subsidiary	11,690	11,504	10,742
Income tax expense	69	213	259

Income before equity in undistributed income of subsidiary	11,621	11,291	10,483
Equity in undistributed income of subsidiary	2,746	20,775	20,102

Net income	$14,367	$32,066	$30,585

Statements of Cash Flows

	Years Ended
	December 31,
(In thousands)	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$14,367	$32,066	$30,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(2,746)	(20,775)	(20,102)
Securities gains	(2,675)	(1,401)	(1,151)
Net change in other liabilities	(58)	84	467
Other-net	953	(146)	63

Net cash provided by operating activities	9,841	9,828	9,862
Cash Flows from Investing Activities:
Purchases of investments available-for-sale	0	(426)	(682)
Proceeds from sales of investments available-for-sale	5,023	3,013	2,302

Net cash provided by investing activities	5,023	2,587	1,620
Cash Flows from Financing Activities:
Common stock purchased and retired	(1,525)	(3,325)	0
Proceeds from issuance of common stock	3,524	1,127	833
Dividends paid	(11,332)	(10,725)	(10,012)

Net cash used by financing activities	(9,333)	(12,923)	(9,179)

Net increase (decrease) in cash and cash equivalents	5,531	(508)	2,303
Cash and cash equivalents at beginning of year	5,751	6,259	3,956

Cash and cash equivalents at end of year	$11,282	$5,751	$6,259

Note 21—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004 and 2003, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to risk weighted assets):
Company	$224,919	13.82%	$130,188	8.00%	N/A
Sandy Spring Bank	210,719	12.97	129,927	8.00	$162,408	10.00%
Tier 1 Capital (to risk weighted assets):
Company	210,265	12.92	65,094	4.00	N/A
Sandy Spring Bank	162,500	10.01	64,963	4.00	97,445	6.00
Tier 1 Capital (to average assets):
Company	210,265	8.67	72,718	3.00	N/A
Sandy Spring Bank	162,500	6.72	72,501	3.00	120,835	5.00
As of December 31, 2003:
Total Capital (to risk weighted assets):
Company	$219,166	15.51%	$113,070	8.00%	N/A
Sandy Spring Bank	205,654	14.64	112,404	8.00	$140,505	10.00%
Tier 1 Capital (to risk weighted assets):
Company	202,658	14.34	56,535	4.00	N/A
Sandy Spring Bank	157,198	11.19	56,202	4.00	84,303	6.00
Tier 1 Capital (to average assets):
Company	202,658	8.67	70,162	3.00	N/A
Sandy Spring Bank	157,198	6.75	69,860	3.00	116,434	5.00

Note 22—Segment Reporting

The Company operates in three operating segments—Community Banking, Insurance, and Leasing. Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all three operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Leasing segments were businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $1,785,000 in 2004, $2,320,000 in 2003 and $2,499,000 in 2002.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland and Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank, that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is a “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Major revenue sources include interest income. Expenses include personnel and support charges. In 2004, leasing expenses include an additional noncash charge of $1,265,000 for impairment of goodwill related to the acquisition of The Equipment Leasing Company.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

	Community			Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Elimination	Total
Year ended December 31, 2004
Interest income	$108,157	$13	$1,720	$(500)	$109,390
Interest expense	34,781	0	487	(500)	34,768
Provision for loan and lease losses	0	0	0	0	0
Noninterest income	25,335	4,949	946	(461)	30,769
Noninterest expenses	87,369	3,592	2,203	(461)	92,703

Income (loss) before income taxes	11,342	1,370	(24)	0	12,688
Income tax expense (benefit)	(2,239)	542	18	0	(1,679)

Net income (loss)	$13,581	$828	$(42)	$0	$14,367

Assets	$2,307,343	$9,520	$18,774	$(26,294)	$2,309,343
Year ended December 31, 2003
Interest income	$110,918	$7	$2,287	$(745)	$112,467
Interest expense	37,439	0	738	(745)	37,432
Provision for loan and lease losses	0	0	0	0	0
Noninterest income	28,950	4,443	970	(627)	33,736
Noninterest expense	63,631	3,126	1,096	(627)	67,226

Income before income taxes	38,798	1,324	1,423	0	41,545
Income tax expense	8,416	525	538	0	9,479

Net income	$30,382	$799	$885	$0	$32,066

Assets	$2,332,488	$7,366	$20,822	$(26,252)	$2,334,424

	Community			Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Elimination	Total
Year ended December 31, 2002
Interest income	$120,294	$11	$3,473	$(1,056)	$122,722
Interest expense	44,124	0	1,045	(1,056)	44,113
Provision for loan and lease losses	2,718	0	147	0	2,865
Noninterest income	24,971	4,625	913	(780)	29,729
Noninterest expense	60,084	3,484	1,173	(780)	63,961

Income before income taxes	38,339	1,152	2,021	0	41,512
Income tax expense	9,673	457	797	0	10,927

Net income	$28,666	$695	$1,224	$0	$30,585

Note 23—Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2004 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2004
Interest income	$26,799	$26,245	$27,691	$28,655
Net interest income	18,626	17,862	18,369	19,765
Provision for loan and lease losses	0	0	0	0
Income (loss) before income taxes	9,415	7,948	7,848	(12,523)
Net income (loss)	7,301	6,393	6,417	(5,744)
Basic net income (loss) per share	$0.51	$0.44	$0.44	$(0.40)
Diluted net income (loss) per share	0.50	0.43	0.44	(0.40)
2003
Interest income	$29,236	$27,991	$27,912	$27,328
Net interest income	19,163	18,247	18,775	18,850
Provision for loan and lease losses	0	0	0	0
Income before income taxes	10,963	11,674	10,622	8,286
Net income	8,328	8,736	8,218	6,784
Basic net income per share	$0.57	$0.61	$0.57	$0.46
Diluted net income per share	0.56	0.60	0.56	0.46

Other Material Required by Form 10-K

Business

General

Sandy Spring Bancorp, Inc. (“the Company”) is the one-bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 29 community offices located in Anne Arundel, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank’s deposit accounts are insured by the Bank Insurance Fund (“BIF”) administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank’s primary market area of Anne Arundel, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (SSIC), a wholly-owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

The Company’s and the Bank’s principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400. The Company’s Website is located at www.sandyspringbank.com.

Loan and Lease Products

Residential Real Estate Loans. The residential real estate category contains loans principally to consumers secured by residential real estate. The Company’s residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company’s residential mortgage loans.

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by them to purchase subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits that may be categorized as sub-prime under federal banking regulations. Such sub-prime credits typically remain on the Company’s consolidated books after funding for thirty days or less, and are included in residential mortgages held for sale on the face of the balance sheet. The Company also holds occasional, isolated credits that inadvertently failed to meet GSE or other third-party investor criteria, or that were originated and managed in the ordinary course of business (rather than in any sub-prime lending program) and may have characteristics that could cause them to be categorized as sub-prime. The Company’s current practice is to sell all such sub-prime loans to third-party investors. The Company believes that the sub-prime credits it originates or holds and the risks they entail are not significant to its financial condition, results of operations, liquidity, or capital resources.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of December 31, 2004, the Company had $14.5 million in Shared National Credits outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2004, other financial institutions had $6.9 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $8.2 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding Shared National Credits.

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

The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

Other consumer loans include installment loans used by customers to purchase automobiles, boats, recreational vehicles, and student loans. These consumer loans are generally governed by the same overall lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates. The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company’s student loans are made in amounts of up to $18,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company’s practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $50,000 and have a term of no longer than 36 months.

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

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 11 — Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups—well-capitalized, adequately capitalized, or undercapitalized—based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2005. Deposit insurance rates may be increased during 2005 or later years.

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

The regulations of the Federal Reserve require bank holding companies and member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the Federal Reserve require bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available-for-sale equity securities.

In August, 2004, the Company, through its subsidiary, Sandy Spring Capital Trust II, issued $35 million in trust preferred securities in a private placement. The trust preferred securities bear a 6.35% fixed rate of interest until July 7, 2009, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor. The trust preferred securities represent the guaranteed beneficial interests in a like amount of junior subordinated debentures having the same terms, due in 2034, issued by the Company. These securities are shown as subordinated debentures on the Consolidated Balance Sheets of the Company. The new proceeds from this placement were used in November, 2004 to redeem the $35 million in 9.375% fixed rate trust preferred securities issued in 1999. These trust preferred securities issued in 2004 meet the Federal Reserve’s regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. The Federal Reserve is expected to issue revised regulations governing the regulatory capital treatment of trust preferred securities. These new regulations are not expected to adversely affect the capital treatment of the trust preferred securities issued in 2004.

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

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2004, the Bank was well-capitalized as defined in the Federal Reserve’s regulations.

For information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management” of this report, and “Note 10—Long-term Borrowings,” and “Note 21—Regulatory Matters” of the Notes to the Consolidated Financial Statements of this report.

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

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public, disclosure of their CRA ratings. The Bank was assigned a “satisfactory” rating as a result of its last CRA examination.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions generally are required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions involving more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (“Patriot Act”) enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. Rules issued under the Patriot Act require banks to follow customer identification and other “know your customer” procedures.

Other Laws and Regulations

Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. The Bank’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, the Bank is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

Enforcement Actions

Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of the deposit insurance.

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

Employees

As of February 7, 2005, the Company and the Bank employed 602 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Directors

Following is a list of the directors of the Company showing their principal occupations and employment. All directors of the Company are also directors of the Bank.

W. Drew Stabler, Chairman of the Board, Partner in Sunny Ridge Farm

John Chirtea, Real Estate Consultant

Susan D. Goff, President of M.D.IPA, Inc.

Solomon Graham, President and Chief Executive Officer of Quality Biological, Inc.

Gilbert L. Hardesty, Retired Bank Executive

Hunter R. Hollar, President and Chief Executive Officer of the Bank and the Company

Charles F. Mess, M.D., Managing Physician, Potomac Valley Orthopedic Associates, Chtd.

Robert L. Mitchell, Chairman and Chief Executive Officer of Mitchell and Best Group, LLC

Robert L. Orndorff, Jr., President of RLO Contractors, Inc.

David E. Rippeon, President and Chief Executive Officer of Gaithersburg Equipment Company & Frederick Equipment Company

Craig A. Ruppert, President and Owner, The Ruppert Companies

Lewis H. Schumann, Partner in the law firm of Miller, Miller and Canby, Chtd.

Executive Officers

The following listing sets forth the name, age (as of March 12, 2005) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III, 46, Executive Vice President and Chief Information Officer of the Bank

R. Louis Caceres, 42, Executive Vice President of the Bank

Ronald E. Kuykendall, 52, Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank

Philip J. Mantua, 46, Executive Vice President and Chief Financial Officer of Bancorp and the Bank

Daniel J. Schrider, 40, Executive Vice President and Chief Credit Officer of the Bank

Frank H. Small, 58, Executive Vice President and Chief Operating Officer of Bancorp and the Bank

Sara E. Watkins, 48, Executive Vice President of the Bank

The principal occupation(s) and business experience of each executive officer who is not a director for at least the last five years are set forth below.

Frank L. Bentz, III became Executive Vice President and Chief Information Officer in 2002. Prior to that, Mr. Bentz was a Senior Vice President of the Bank.

R. Louis Caceres became an Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank. Prior to joining the Bank, Mr. Caceres was a Vice President of First Union Corporation.

Ronald E. Kuykendall became Executive Vice President, General Counsel and Corporate Secretary of Bancorp and the Bank in 2002. Prior to that, Mr. Kuykendall was Vice President and Secretary of Bancorp and Senior Vice President and General Counsel of the Bank. Before joining the Bank in 2000, Mr. Kuykendall was Associate General Counsel, Crestar Financial Corporation.

Philip J. Mantua, CPA, became Executive Vice President and Chief Financial Officer of Bancorp and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Daniel J. Schrider became Executive Vice President and Chief Credit Officer effective January 1, 2003. Prior to that, Mr. Schrider served as a Senior Vice President of the Bank.

Frank H. Small became an Executive Vice President of Bancorp and the Bank in 2001 and Chief Operating Officer of Bancorp and the Bank in 2002. Prior to that, Mr. Small was an Executive Vice President of the Bank.

Sara E. Watkins became an Executive Vice President of the Bank in 2002. Prior to that, Ms. Watkins was a Senior Vice President of the Bank.

Properties

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

Community Banking Offices

Airpark*	East Gude Drive*	Montgomery Village*
7653 Lindbergh Drive	1601 East Gude Drive	9921 Stedwick Road
Gaithersburg, MD 20879	Rockville, MD 20850	Montgomery Village, MD 20886

Annapolis West*	Eastport*	Olney*
2051 West Street	1013 Bay Ridge Avenue	17801 Georgia Avenue
Annapolis, MD 21401	Annapolis, MD 21403	Olney, MD 20832

Ashton*	Edgewater*	Patrick Street*
1 Ashton Road	116 Mitchells Chance Road	14 West Patrick Street
Ashton, MD 20861	Edgewater, MD 21037	Frederick, MD 21701

Asbury*	Gaithersburg Square*	Potomac*
409 Russell Avenue	596 A North Frederick Avenue	9822 Falls Road
Gaithersburg MD 20877	Gaithersburg, MD 20877	Potomac, MD 20854

Bedford Court	Jennifer Road*	Rockledge Plaza-40 West*
3701 International Drive	166 Jennifer Road	Unit A
Silver Spring, MD 20906	Annapolis, MD 21401	1100 West Patrick Street
Frederick, MD 21702
Bethesda*	Laurel Lakes*
7126 Wisconsin Avenue	14404 Baltimore Avenue	Rockville
Bethesda, MD 20814	Laurel, MD 20707	611 Rockville Pike
Rockville, MD 20852
Burtonsville*	Layhill*
3535 Spencerville Road	14241 Layhill Road	Sandy Spring
Burtonsville, MD 20866	Silver Spring, MD 20906	908 Olney-Sandy Spring Road
Sandy Spring, MD 20860
Clarksville*	Leisurewood Plaza*
12276 Clarksville Pike	3801 International Drive, Suite 100	Urbana*
Clarksville, MD 21029	Silver Spring, MD 20906	8921 Fingerboard Road
Frederick, MD 21704
Colesville*	Lisbon*
13300 New Hampshire Avenue	704 Lisbon Centre Drive	Wildwood*
Silver Spring, MD 20904	Woodbine, MD 21797	10329 Old Georgetown Road
Bethesda, MD 20814
Damascus*	Milestone Center*
26250 Ridge Road	20930 Frederick Avenue	*ATM available
Damascus, MD 20872	Germantown, MD 20876

Other Properties

SANDY SPRING BANK	THE EQUIPMENT LEASING	SANDY SPRING INSURANCE
FINANCIAL CENTER	COMPANY	CORPORATION
148 Jennifer Road	53 Loveton Circle, Suite 100	T/A Chesapeake Insurance Group
Annapolis, MD 21401	Sparks, MD 21152	151 West Street, Suite 300
410-266-3000	410-472-0011	Annapolis, MD 21401
410-841-5320
ADMINISTRATIVE OFFICES	SANDY SPRING MORTGAGE
17735 Georgia Avenue	COLUMBIA CENTER
Olney, MD 20832	9112 Guilford Road, Suite 2
301-774-6400	Columbia, MD 21046
301-680-0200

Exhibits, Financial Statement Schedules

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Notes to the Consolidated Financial Statements

Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes.

The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 1982 Incentive Stock Option Plan	Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1990, SEC File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.

10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:

10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(i)*	Supplemental Executive Retirement Agreement by and between Sandy Spring National Bank of Maryland and Hunter R. Hollar, as amended	Exhibit 10(i) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(j)*	Form of Supplemental Executive Retirement Agreement by and between Sandy Spring Bank and each of Frank L. Bentz, III; R. Louis Caceres; Ronald E. Kuykendall; Lawrence T. Lewis, III; Daniel J. Schrider; Frank H. Small; and Sara E. Watkins, as amended	Exhibit 10(j) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring National Bank of Maryland, and Hunter R. Hollar	Exhibit 10A to Form 10-Q for the quarter ended March 31, 2003, SEC File No. 0-19065.

10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Lawrence T. Lewis, III	Exhibit 10(m) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(o)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins	Exhibit 10(p) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(q)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall	Exhibit 10(q) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(r)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank L. Bentz, III	Exhibit 10(r) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(s)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(t)*	Separation Agreement and General Release by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and James H. Langmead

10(u)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(t) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(v)	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-117330.

21	Subsidiaries

23	Consent of Registered Public Accounting Firm

31 (a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32 (a),(b)	18 U.S.C. Section 1350 Certifications

*Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.

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

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Hunter R. Hollar
Hunter R. Hollar
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2005.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Hunter R. Hollar	/s/ Philip J. Mantua
Hunter R. Hollar	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ John Chirtea	Director
John Chirtea

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Solomon Graham	Director
Solomon Graham

/s/ Gilbert L. Hardesty	Director
Gilbert L. Hardesty

/s/ Charles F . Mess	Director
Charles F. Mess

/s/ Robert L. Mitchell	Director
Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.	Director
Robert L. Orndorff, Jr.

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Lewis R. Schumann	Director
Lewis R. Schumann

/s/ W. Drew Stabler	Chairman of the Board,
W. Drew Stabler	Director