Form 10-Q
period 2005-03-31
SANDY SPRING BANCORP INC
filed 2005-05-10
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005
                                                --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            -----------    -----------


                        Commission File Number: 0-19065
                                                -------


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

         The number of shares of common stock outstanding as of April 20, 2005 is 14,649,595 shares.

                           SANDY SPRING BANCORP, INC.
                                     INDEX

                                                                                                PAGE
----------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          March 31, 2005 and December 31, 2004..................................................  1

          Consolidated Statements of Income for the Three
          Month Periods Ended March 31, 2005 and 2004...........................................  2

          Consolidated Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2005 and 2004 ..........................................  3

          Consolidated Statements of Changes in Stockholders' Equity for the
          Three Month Periods Ended March 31, 2005 and 2004.....................................  4

          Notes to Consolidated Financial Statements............................................  5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................... 10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK ................................................................ 20

  ITEM 4. CONTROLS AND PROCEDURES............................................................... 20

PART II - OTHER INFORMATION

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................... 21

  ITEM 6. EXHIBITS.............................................................................. 21

  SIGNATURES.................................................................................... 22

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,      December 31,
(Dollars in thousands, except per share data)                                        2005            2004
--------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                         $    43,905     $    43,728

  Federal funds sold                                                                    6,240           5,467

  Interest-bearing deposits with banks                                                    838             610

  Residential mortgage loans held for sale (at fair value)                             14,329          16,211

  Investments available-for-sale (at fair value)                                      300,446         346,903

  Investments held-to-maturity -- fair value of $310,340 (2005) and
     $312,661 (2004)                                                                  304,909         305,293

  Other equity securities                                                              12,734          13,912

  Total loans and leases                                                            1,468,814       1,445,525

    Less: allowance for loan and lease losses                                         (14,738)        (14,654)
                                                                                  -----------     -----------

       Net loans and leases                                                         1,454,076       1,430,871

  Premises and equipment, net                                                          44,292          42,054

  Accrued interest receivable                                                          11,776          11,674

  Goodwill                                                                              8,554           7,335

  Other intangible assets                                                               9,370           9,866

  Other assets                                                                         72,729          75,419
                                                                                  -----------     -----------

     Total assets                                                                 $ 2,284,198     $ 2,309,343
                                                                                  ===========     ===========

LIABILITIES

  Noninterest-bearing deposits                                                    $   428,906     $   423,868

  Interest-bearing deposits                                                         1,316,769       1,308,633
                                                                                  -----------     -----------

      Total deposits                                                                1,745,675       1,732,501

  Short-term borrowings                                                               259,341         231,927

  Subordinated debentures                                                              35,000          35,000

  Other long-term borrowings                                                           29,421          94,608

  Accrued interest payable and other liabilities                                       16,052          20,224
                                                                                  -----------     -----------

      Total liabilities                                                             2,085,489       2,114,260

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
     and outstanding 14,642,686 (2005) and 14,628,511 (2004)                           14,643          14,629

  Additional paid in capital                                                           21,839          21,522

  Retained earnings                                                                   161,242         156,315

  Accumulated other comprehensive income                                                  985           2,617
                                                                                  -----------     -----------

      Total stockholders' equity                                                      198,709         195,083
                                                                                  -----------     -----------

      Total liabilities and stockholders' equity                                  $ 2,284,198     $ 2,309,343
                                                                                  ===========     ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
(In thousands, except per share data)                         2005        2004
--------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                      $21,041     $16,369

 Interest on loans held for sale                                167         138

 Interest on deposits with banks                                  4           3

 Interest and dividends on securities:

   Taxable                                                    3,328       6,556

   Exempt from federal income taxes                           3,594       3,587

Interest on federal funds sold                                   53          59
                                                            -------     -------

     TOTAL INTEREST INCOME                                   28,187      26,712

Interest Expense:

 Interest on deposits                                         4,188       2,730

 Interest on short-term borrowings                            2,018       3,751

 Interest on long-term borrowings                               781       1,692
                                                            -------     -------

      TOTAL INTEREST EXPENSE                                  6,987       8,173
                                                            -------     -------

NET INTEREST INCOME                                          21,200      18,539

Provision for loan and lease losses                             100           0
                                                            -------     -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                  21,100      18,539

Noninterest Income:

 Securities gains                                                15         228

 Service charges on deposit accounts                          1,671       1,868

 Gains on sales of mortgage loans                               731         769

 Fees on sales of investment products                           445         629

 Trust department income                                        872         754

 Insurance agency commissions                                 1,811       1,121

 Income from bank owned life insurance                          555         574

 Visa check fees                                                491         424

 Other income                                                 1,249       1,223
                                                            -------     -------

      TOTAL NONINTEREST INCOME                                7,840       7,590

Noninterest Expenses:

 Salaries and employee benefits                              11,289       9,877

 Occupancy expense of premises                                1,924       1,628

 Equipment expenses                                           1,322       1,190

 Marketing expenses                                             288         513

 Outside data services                                          740         721

 Amortization of intangible assets                              496         486

 Other expenses                                               2,378       2,299
                                                            -------     -------

      TOTAL NONINTEREST EXPENSES                             18,437      16,714
                                                            -------     -------

Income Before Income Taxes                                   10,503       9,415

Income Tax Expense                                            2,647       2,114
                                                            -------     -------

NET INCOME                                                  $ 7,856     $ 7,301
                                                            =======     =======

Basic Net Income Per Share                                  $  0.54     $  0.51

Diluted Net Income Per Share                                   0.53        0.50

Dividends Declared Per Share                                   0.20        0.19

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                         2005          2004
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                                           $   7,856     $   7,301

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                          1,653         1,549

   Provision for loan and lease losses                                                      100             0

   Origination of loans held for sale                                                   (55,254)      (68,718)

   Proceeds from sales of loans held for sale                                            57,867        61,800

   Gains on sales of loans held for sale                                                   (731)         (769)

   Securities gains                                                                         (15)         (228)

   Net (increase) decrease in accrued interest receivable                                  (102)        1,124

   Net decrease in other assets                                                           2,541         2,708

   Net increase (decrease) in accrued expenses and other liabilities                     (4,170)        3,480

   Other - net                                                                              417           361
                                                                                      ---------     ---------

      Net cash provided by operating activities                                          10,162         8,608

Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits with banks                           (228)           16

 Purchases of investments held-to-maturity                                                    0        (2,828)

 Purchases of other equity securities                                                         0             0

 Purchases of investments available-for-sale                                                  0      (266,387)

 Proceeds from sales of investments available-for-sale                                   34,334        97,974

 Proceeds from the sales of other equity securities                                       1,178         1,259

 Proceeds from maturities, calls and principal payments of investments
    held-to-maturity                                                                        230        31,602

 Proceeds from maturities, calls and principal payments of investments
    available-for-sale                                                                    9,397       173,051

 Net decrease (increase) in loans and leases                                            (23,362)      (48,801)

 Expenditures for premises and equipment                                                 (3,564)       (2,579)
                                                                                      ---------     ---------

     Net cash used by investing activities                                               17,985       (16,693)

Cash flows from financing activities:

 Net increase in deposits                                                                13,174        56,760

 Net (decrease) in short-term borrowings                                                (12,773)      (31,043)

 Retirement of long-term borrowings                                                     (25,000)            0

 Common stock purchased and retired                                                           0           (20)

 Proceeds from issuance of common stock                                                     331           357

 Dividends paid                                                                          (2,929)       (2,756)
                                                                                      ---------     ---------

     Net cash provided by financing activities                                          (27,197)       23,298
                                                                                      ---------     ---------

Net increase in cash and cash equivalents                                                   950        15,213

Cash and cash equivalents at beginning of period                                         49,195        49,067
                                                                                      ---------     ---------

Cash and cash equivalents at end of period                                            $  50,145     $  64,280
                                                                                      =========     =========

Supplemental Disclosures:

  Interest payments                                                                   $   7,052     $   8,285

  Income tax payments                                                                         0           128

Noncash Financing Activities:

  Reclassification of borrowings from long-term to short-term                            40,187           187

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                              Accum-
                                                                                                              ulated
                                                                                                              Other
                                                                                                              Compre-       Total
                                                                                 Additional                   hensive       Stock-
                                                                     Common       Paid-in      Retained       Income       holders'
(Dollars in thousands, except per share data)                        Stock        Capital      Earnings       (loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2005                                        $  14,629     $  21,522     $ 156,315     $   2,617    $ 195,083

Comprehensive income:

  Net income                                                                                       7,856                      7,856
  Other comprehensive loss, net of tax
        effects and reclassification adjustment                                                                 (1,632)      (1,632)
                                                                                                                          ---------
   Total comprehensive income                                                                                                 6,224

Cash dividends - $0.20 per share                                                                  (2,929)                    (2,929)
Common stock issued pursuant to:

  Stock option plan - 9,436 shares                                         9           176                                      185
  Employee stock purchase plan - 4,739 shares                              5           141                                      146
                                                                   ---------     ---------     ---------     ---------    ---------


Balances at March 31, 2005                                         $  14,643     $  21,839     $ 161,242     $     985    $ 198,709
                                                                   =========     =========     =========     =========    =========

Balances at January 1, 2004                                        $  14,496     $  18,970     $ 153,280     $   6,703    $ 193,449
Comprehensive income:

  Net income                                                                                       7,301                      7,301

Other comprehensive income, net of tax
    effects and reclassification
    adjustment                                                                                                   1,284        1,284
                                                                                                                          ---------
 Total comprehensive income                                                                                                   8,585

Cash dividends - $0.19 per share                                                                  (2,756)                    (2,756)
Common stock issued pursuant to:

    Stock option plan - 10,029 shares                                     10           205                                      215
    Employee stock purchase plan - 4,614
         shares                                                            5           137                                      142

  Stock repurchases - 550 shares                                          (1)          (19)                                     (20)
                                                                   ---------     ---------     ---------     ---------    ---------


Balances at March 31, 2004                                         $  14,510     $  19,293     $ 157,825     $   7,987    $ 199,615
                                                                   =========     =========     =========     =========    =========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2004 Annual Report to Shareholders. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2004 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2005.

         The accounting and reporting policies of Sandy Spring Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Sandy Spring Bank (the "Bank"), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. Certain reclassifications have been made to amounts previously reported to conform to current classifications.

         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

New Accounting Pronouncements

         On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123 (R)" or the "Statement"). FAS 123 (R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

In April 2005 the Securities and Exchange Commission adopted a new rule that delays the effective date of FAS 123 (R) to fiscal years beginning after June 15, 2005. The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented (in note 2 below) and in prior filings for the Company have been calculated using a binomial option pricing model and may not be indicative of amounts that should be expected in future periods. No decisions have been made as to whether the Company will apply the modified prospective or retrospective method of application.

Note 2 - Stock Option Plan

         At March 31, 2005, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
(In thousands, except per share data)                                             2005          2004
--------------------------------------------------------------------------------------------------------
Net income, as reported                                                         $   7,856     $   7,301
Less pro forma stock-based employee compensation expense
   determined under fair value based method, net of related tax effects              (278)         (310)
                                                                                ---------     ---------
Pro forma net income                                                            $   7,578     $   6,991
                                                                                =========     =========

Net income per share:
   Basic - as reported                                                          $    0.54     $    0.51
   Basic - pro forma                                                            $    0.52     $    0.48
   Diluted - as reported                                                        $    0.53     $    0.50
   Diluted - pro forma                                                          $    0.51     $    0.47

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

                                                                                  Three Months Ended
                                                                                       March 31,
(Dollars and amounts in thousands, except                                       ------------------------
  Per share data)                                                                2005             2004
--------------------------------------------------------------------------------------------------------
Basic:
 Net income available to common stockholders                                    $ 7,856          $ 7,301
 Average common shares outstanding                                               14,637           14,505
     Basic net income per share                                                 $  0.54          $  0.51
                                                                                =======          =======
Diluted:
 Net income available to common stockholders                                    $ 7,856          $ 7,301

 Average common shares outstanding                                               14,637           14,505
 Stock option adjustment                                                            124              220
                                                                                -------          -------
   Average common shares outstanding-diluted                                     14,761           14,725
     Diluted net income per share                                               $  0.53          $  0.50
                                                                                =======          =======

         Options for 371,835 shares and 189,489 shares of common stock were not included in computing diluted net income per share for the three months ended March 31, 2005 and 2004 respectively, because their effects are antidilutive.

Note 4 -Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

         The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits equal the sum of two parts:
(a) the benefit accrued as of December 31, 2000, based on the formula of 1.5% of the highest five year average salary as of that date times years of service as of that date, plus (b) 1.75% of each year's earnings after December 31, 2000 (1.75% of career average earnings). In addition, if the participant's age plus years of service as of January 1, 2001, equal at least 60 and the participant had at least 15 years of service at that date, he or she will receive an additional benefit of 1% of year 2000 earnings for each of the first 10 years of service completed after December 31, 2000. Early retirement is also permitted by the Plan at age 55 after 10 years of service. The Company's funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year. The Company, with input from its actuaries, estimates that the 2005 contribution will be approximately $2.0 million which will maintain the pension plan's fully funded status.

         Net periodic benefit cost for the three months ended March 31 for the previous two years includes the following components:

                                                                                  Three months Ended
                                                                                       March 31,
                                                                                ----------------------
 (In thousands)                                                                  2005            2004
------------------------------------------------------------------------------------------------------
Service cost for benefits earned                                                $ 406           $ 412
Interest cost on projected benefit obligation                                     273             232
Expected return on plan assets                                                   (287)           (260)
Amortization of prior service cost                                                (16)            (15)
Recognized net actuarial loss                                                      84              82
                                                                                -----           -----
Net periodic benefit cost                                                       $ 460           $ 451
                                                                                =====           =====

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401 (k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401 (k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401 (k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $620,000 and $241,000 for the three months ended March 31, 2005 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $720,000 and $75,000 for the three months ended March 31, 2005 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses (benefits) related to the SERAs of $135,000 and $(4,000) for the three months ended March 31, 2005 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $64,000 for both the three months ended March 31, 2005 and March 31, 2004.

Note 5 - Unrealized Losses on Investments

         Shown below is information that summarizes the gross unrealized losses and fair value for the Company's available-for-sale and held-to-maturity investment portfolios.

         Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2005 and 2004 are as follows:

                                                                    Continuous unrealized losses
(In thousands)                                                              existing for:
                                                                   ------------------------------
                                                                   Less than 12      More than 12    Total Unrealized
Available for sale as of March 31, 2005           Fair Value          months            months            Losses
                                                  ----------       ------------      ------------    ----------------
U.S. Agency                                        $157,018          $  2,063          $    494          $  2,557

State and municipal                                  10,651                66                98               164

Mortgage-backed                                       7,536                 2               176               178
Corporate Bonds                                         520                 5                 0                 5
                                                   --------          --------          --------          --------

                                                   $175,725          $  2,136          $    768          $  2,094
                                                   ========          ========          ========          ========

                                                                    Continuous unrealized losses
(In thousands)                                                              existing for:
                                                                   ------------------------------
                                                                   Less than 12      More than 12    Total Unrealized
Available for sale as of March 31, 2004           Fair Value          months            months            Losses
                                                  ----------       ------------      ------------    ----------------
U.S. Agency                                        $151,658          $     67          $      0          $     67

State and municipal                                   4,161                12                 9                21

Mortgage-backed                                      10,197                10                 3                13
                                                   --------          --------          --------          --------

                                                   $166,016          $     89          $     12          $    101
                                                   ========          ========          ========          ========

         Approximately 99% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of March 31, 2005 and 2004 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2005 and 2004 all have modest duration risk (3.24 years in 2005 and 3.07 years in 2004), low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.


         Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position a March 31, 2005 and 2004 are as follows:

                                                                    Continuous unrealized losses
(In thousands)                                                              existing for:
                                                                   ------------------------------
                                                                   Less than 12      More than 12    Total Unrealized
Held to Maturity as of March 31, 2005             Fair Value          months            months            Losses
                                                  ----------       ------------      ------------    ----------------

U.S. Agency                                        $33,972           $   414           $     0           $   414


State and municipal                                 59,831               270               435               705
                                                   -------           -------           -------           -------
                                                   $93,803           $   684           $   435           $ 1,119
                                                   =======           =======           =======           =======

                                                                    Continuous unrealized losses
(In thousands)                                                              existing for:
                                                                   ------------------------------
                                                                   Less than 12      More than 12    Total Unrealized
Held to Maturity as of March 31, 2004             Fair Value          months            months            Losses
                                                  ----------       ------------      ------------    ----------------
State and municipal                                $40,793           $   286           $   329           $   615
                                                   -------           -------           -------           -------
                                                   $40,793           $   286           $   329           $   615
                                                   =======           =======           =======           =======

         Approximately 90% and 72% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of March 31, 2005 and 2004, respectively, are rated AAA and 10% and 28% as of March 31, 2005 and 2004, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.0 years in 2005 and 3.5 years in 2004), low credit risk, and minimal losses (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company's intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.


Note 6 - Segment Reporting

         The Company operates in three operating segments--Community Banking, Insurance, and Leasing. Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all three operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Leasing segments were businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

         The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $446,000 for both 2005 and 2004.

         The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges.

         The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank, that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is a "small ticket" by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Major revenue sources include interest income. Expenses include personnel and support charges.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

                                    Community                                         Inter-Segment
(In thousands)                       Banking         Insurance         Leasing         Elimination          Total
-------------------------------------------------------------------------------------------------------------------
Quarter ended
March 31, 2005

   Interest income                  $   27,913       $        6       $      408       $     (140)       $   28,187
   Interest expense                      6,994                0              133             (140)            6,987
   Provision for loan
     and lease losses                      100                0                0                0               100
   Noninterest income                    5,853            1,944              224             (181)            7,840
   Noninterest expenses                 17,289            1,116              213             (181)           18,437
                                    ----------       ----------       ----------       ----------        ----------

   Income (loss) before
     income taxes                        9,383              834              286                0            10,503
   Income tax expense                    2,204              330              113                0             2,647
                                    ----------       ----------       ----------       ----------        ----------
   Net income (loss)                $    7,179       $      504       $      173       $        0        $    7,856
                                    ==========       ==========       ==========       ==========        ==========

   Assets                           $2,283,362       $    8,546       $   20,737       $  (28,447)       $2,284,198

Quarter ended
March 31, 2004

   Interest income                  $   26,385       $        2       $      462             (137)       $   26,712
   Interest expense                      8,175                0              135             (137)            8,173
   Provision for loan
     and lease losses                        0                0                0                0                 0
   Noninterest income                    6,156            1,350              202             (118)            7,590
   Noninterest expense                  15,771              849              212             (118)           16,714
                                    ----------       ----------       ----------       ----------        ----------
   Income before income
     taxes                               8,595              503              317                0             9,415
   Income tax expense                    1,789              200              125                0        $    2,114
                                    ----------       ----------       ----------       ----------        ----------

   Net income                       $    6,806       $      303       $      192       $        0             7,301
                                    ==========       ==========       ==========       ==========        ==========

   Assets                           $2,369,289       $    7,863       $   20,502       $  (26,082)       $2,371,572

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Sandy Spring Bancorp makes forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, Sandy Spring Bancorp's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2005, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 43% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 57%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for loan and lease losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

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

Table 1 - GAAP based and traditional efficiency ratios

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
(Dollars in thousands)                                     2005           2004
--------------------------------------------------------------------------------
Noninterest expenses-GAAP based                          $18,437        $16,714
Net interest income plus noninterest income-
  GAAP based                                              29,040         26,129

   Efficiency ratio-GAAP based                             63.49%         63.97%
                                                         =======        =======

Noninterest expenses-GAAP based                          $18,437        $16,714
  Less non-GAAP adjustments:
    Amortization of intangible assets                        496            486
                                                         -------        -------
      Noninterest expenses-traditional ratio              17,941         16,228

Net interest income plus noninterest income-
  GAAP based                                              29,040         26,129
    Plus non-GAAP adjustment:
      Tax-equivalency                                      1,709          1,965
    Less non-GAAP adjustments:
       Securities gains                                       15            228
                                                         -------        -------
        Net interest income plus noninterest
          Income - traditional ratio                      30,734         27,866

   Efficiency ratio - traditional                          58.38%         58.24%
                                                         =======        =======

A. FINANCIAL CONDITION

         The Company's total assets were $2,284,198,000 at March 31, 2005, compared to $2,309,343,000 at December 31, 2004, decreasing $25,145,000 or 1%
during the first three months of 2005. Earning assets also decreased by 1%, to $2,108,310,000 at March 31, 2005, from $2,133,921,000 at December 31, 2004.

         Total loans and leases, excluding loans held for sale, increased 2% or $23,289,000 during the first three months of 2005, to $1,468,814,000. During this period, all three major loan categories showed increases. The most significant of these increases occurred in commercial loans and leases, which increased $13,761,000 or 2%, primarily due to growth in commercial real estate loans. Residential real estate loans showed growth of 1% or $5,906,000 due mainly to growth in residential mortgage loans. Growth in consumer loans totaled 1% or $3,623,000 driven largely by growth in home equity lines. Finally, residential mortgage loans held for sale decreased by $1,882,000 from December 31, 2004, to $14,329,000 at March 31, 2005.

Table 2 - Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)                                     March 31,  2005       %      December 31, 2004      %
----------------------------------------------------------------------------------------------------------
Residential real estate                              $   515,710         35%       $   509,804         35%
Commercial loans and leases                              640,379         44            626,619         43
Consumer                                                 312,725         21            309,102         22
                                                     -----------        ---        -----------        ---
    Total Loans and Leases                             1,468,814        100%         1,445,525        100%
                                                                        ===                           ===
Less:  Allowance for loan and lease losses               (14,738)                      (14,654)
                                                     -----------                   -----------
    Net loans and leases                             $ 1,454,076                   $ 1,430,871
                                                     ===========                   ===========

         The total investment portfolio decreased by 7% or $48,019,000 from December 31, 2004, to $618,089,000 at March 31, 2005, primarily to support loan growth and to reduce total borrowings. The decrease was driven primarily by a decline of $46,457,000 or 13% of available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $1,001,000 during the first three months of 2005, reaching $7,078,000 at March 31, 2005.

         Total deposits were $1,745,675,000 at March 31, 2005, increasing $13,174,000 or 1% from $1,732,501,000 at December 31, 2004. First quarter growth rates of slightly over 1% were achieved in 2005 for noninterest-bearing demand deposits (up $5,038,000). Money market savings increased $11,148,000 or 3% in the first quarter. This increase was partially offset by a decline of $7,169,000 or 3% in interest bearing demand deposits.

         Total borrowings were $323,762,000 at March 31, 2005, which represented a decrease of $37,773,000 or 10% from December 31, 2004, primarily reflecting management's efforts to reduce the overall cost of funds.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)                                     March 31, 2005      %      December 31, 2004    %
------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                         $  428,906        25%       $  423,868        25%
Interest-bearing deposits:
  Demand                                                234,209        13           241,378        14
  Money market savings                                  382,665        22           371,517        21
  Regular savings                                       228,468        13           228,301        13
  Time deposits less than $100,000                      276,910        16           275,671        16
  Time deposits $100,000 or more                        194,517        11           191,766        11
                                                     ----------       ---        ----------       ---
    Total interest-bearing                            1,316,769        75         1,308,633        75
                                                     ----------       ---        ----------       ---
       Total deposits                                $1,745,675       100%       $1,732,501       100%
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

         If a measure of risk produced by the alternative simulations of the entire balance sheet violates policy guidelines, ALCO is required to develop a plan to restore the measure of risk to a level that complies with policy limits within two quarters.

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


ESTIMATED CHANGES IN NET INTEREST INCOME

     -------------------------------------------------------------------------------------------------------
     CHANGE IN NET INTEREST INCOME:        + 400 BP     + 300 BP      + 200 BP     + 100 BP     - 100 BP
     -------------------------------------------------------------------------------------------------------
     POLICY LIMIT                          30%          25%           20%          15%          15%
     March 2005                            +1.14        -0.09         -0.98        -0.10        -2.75
     December 2004                         +0.97        -0.06         -0.48        +0.62        -2.45

         As shown above, measures of net interest income remained at approximately the same levels as December 31, 2004 at all interest rate shock levels. All measures remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -100bp level, with a measure of -2.75% compared to -2.45% at December 31, 2004. This is also well within our prescribed policy limit of 15%. The maintenance of the net interest income sensitivity is consistent with management's decision to reduce the size of the investment portfolio in the first quarter of 2005 in anticipation of rising interest rates in the future and to support the funding of loan growth.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

     ---------------------------------------------------------------------------------------------------------------
     DECREASE IN ECONOMIC VALUE OF EQUITY:    + 400 BP       + 300 BP      + 200 BP      + 100 BP      - 100 BP
     ---------------------------------------------------------------------------------------------------------------
     POLICY LIMIT                             60%            40%           22.5%         10.0%         12.5%
     March 2005                               -14.95         -11.08        -6.17         -1.53         -1.73
     December 2004                            -22.44         -17.07        -9.98         -2.12         -1.04

         Measures of the economic value of equity (EVE) at risk improved over year-end 2004 in all but the -100bp interest rate shock levels. A reduction in the size of the investment portfolio, as well as core deposit balance growth and an increase in core deposit estimated lives were key contributors to the improved risk position. The economic value of equity exposure at +200bp is now -6.17% compared to -9.98% at year-end 2004, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay downs of securities, earnings, growth, mortgage banking activities, leverage programs, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward thirty, sixty and ninety days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds, leverage limitations and core growth. Resulting projections as of March 31, 2005 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $47,277,000, which increased from a projected shortfall of $34,799,000 at December 31, 2004. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $691,416,000 from the Federal Home Loan Bank of Atlanta, of which approximately $139,971,000 was outstanding at March 31, 2005. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $265,638,000 at March 31, 2005, against which there were outstandings of approximately $27,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2005.

         The following is a schedule of significant commitments at March 31, 2005:

                                                                  (In thousands)
         Commitments to extend credit:
           Unused lines of credit (home equity and business)         $392,626
           Other commitments to extend credit                        $161,811
         Standby letters of credit                                   $ 34,594
                                                                     --------
               Total                                                 $589,031
                                                                     ========

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 14.02% at March 31, 2005, compared to 13.82% at December 31, 2004; a tier 1 risk-based capital ratio of 13.12%, compared to 12.92%; and a capital leverage ratio of 9.47%, compared to 8.67%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2005, is appropriate.

         Stockholders' equity for March 31, 2005, totaled $198,709,000, representing an increase of $3,626,000 or 2% from $195,083,000 at December 31, 2004. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 62% or $1,632,000 from December 31, 2004 to March 31, 2005.

         Internal capital generation (net income less dividends) added $4,927,000 to total stockholders' equity during the first three months of 2005. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 10% compared to 2% reported for the full-year 2004.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $331,000 during the three month period ended March 31, 2005.

         Dividends for the first three months of the year were $0.20 per share in 2005, compared to $0.19 per share in 2004, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 38% for both periods.

B. RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005, AND 2004

         Net income for the first three months of the year increased $555,000 or 8% to $7,856,000 in 2005 from $7,301,000 in 2004, representing annualized returns on average equity of 16.20% and 15.00%, respectively. First quarter year-to-date diluted earnings per share (EPS) were $0.53 in 2005, compared to $0.50 in 2004, an increase of $0.03 or 6%.

         The primary factor driving the growth in net income was the increase in the net interest margin that was due primarily to the balance sheet repositioning completed in the fourth quarter of 2004. This increase was somewhat offset by higher noninterest expenses resulting from increased salary and employee benefits expenses.

         The net interest margin increased by 58 basis points to 4.39% for the three months ended March 31, 2005, from 3.81% for the same period of 2004, as the net interest spread also increased by 58 basis points. These results reflect to a large extent the balance sheet repositioning accomplished in the fourth quarter of 2004.

Sandy Spring Bancorp, Inc. and Subsidiaries
Table 4 - Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)

                                                              For the three months ended March 31,
                                                    ---------------------------------------------------------
                                                               2005                           2004
                                                    --------------------------    ---------------------------
                                                      Average       Average       Average          Average
                                                      Balance    Yield/Rate(1)    Balance       Yield/Rate(1)
-------------------------------------------------------------------------------------------------------------
Assets
    Total loans and leases (2)                       $1,463,553      5.86%       $1,187,292         5.58%
    Total securities                                    641,960      5.48           954,822         5.08
    Other earning assets                                  9,856      2.33            25,527         0.96
                                                     ----------                  ----------
       TOTAL EARNING ASSETS                           2,115,369      5.73%        2,167,641         5.31%
    Nonearning assets                                   170,840                     161,344
                                                     ----------                  ----------
       Total assets                                  $2,286,209                  $2,328,985
                                                     ==========                  ==========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                 $  237,637      0.25%       $  223,986         0.27%
    Money market savings deposits                       375,483      1.17           375,140         0.53
    Regular savings deposits                            227,250      0.32           195,286         0.34
    Time deposits                                       467,473      2.41           406,913         1.90
                                                     ----------                  ----------
       Total interest-bearing deposits                1,307,843      1.30         1,201,325         0.91
    Short-term borrowings                               282,079      2.87           399,822         3.72
    Long-term borrowings                                 70,917      4.41           150,078         4.46
                                                     ----------                  ----------
       Total interest-bearing liabilities             1,660,839      1.70         1,751,225         1.86
                                                                   ------                         ------
    Noninterest-bearing demand deposits                 415,824                     360,341
    Other noninterest-bearing liabilities                12,887                      21,689
    Stockholders' equity                                196,659                     195,730
                                                     ----------                  ----------
       Total liabilities and stockholders' equity    $2,286,209                  $2,328,985
                                                     ==========                  ==========

    Net interest spread                                              4.03%                          3.45%
                                                                   ======                         ======
    Net interest margin (3)                                          4.39%                          3.81%
                                                                   ======                         ======
    Ratio of average earning assets to
       Average interest-bearing liabilities              127.37%                     123.78%
                                                         ======                      ======

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $6,931,000 and $7,903,000 in the quarters ended March 31, 2005 and 2004, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first three months of the year was $21,200,000 in 2005, an increase of 14% from $18,539,000 in 2004, due primarily to the balance sheet repositioning completed in the fourth quarter of 2004 and a 23% increase in average loans compared to the first quarter of 2004. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 12%, to $22,909,000 in 2005 from $20,504,000 in 2004. The effects of average balances, yields and rates are presented in Table 4.

         For the first three months, total interest income increased by $1,475,000 or 6% in 2005, compared to 2004. On a non-GAAP tax-equivalent basis, interest income increased by 4%. Average earning assets declined slightly versus the prior period, to $2,115,369,000 from $2,167,641,000, while the average yield earned on those assets increased by 42 basis points to 5.73%. Comparing the first three months of 2005 versus 2004, average total loans and leases grew by 23% to $1,463,553,000 (69% of average earning assets, versus 55% a year ago), while recording a 28 basis point increase in average yield to 5.86%. Average residential real estate loans increased by 19% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 23% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 27% (due to increases in commercial mortgages and other commercial loans). Over the same period, average total securities decreased by 33% to $641,960 (30% of average earning assets, versus 44% a year ago), while the average yield earned on those assets increased, by 40 basis points to 5.48%.

         Interest expense for the first three months of the year decreased by $1,186,000 or 15% in 2005, compared to 2004. Average total interest-bearing liabilities decreased by 5% over the prior year period, while the average rate paid on these funds also decreased, by 16 basis points to 1.70%. As shown in Table 4 this decrease was due to a 74 basis point decline in the average rate paid on borrowings, largely due to the payoff of $195 million in advances from the Federal Home Loan Bank in the fourth quarter of 2004. Somewhat offsetting this decrease was a 39 basis point increase in the average rate paid on interest-bearing deposits reflecting the rising trend in market interest rates.

Table 5 - Effect of Volume and Rate Changes on Net Interest Income

                                                              2005 vs. 2004                       2004 vs. 2003
-------------------------------------------------------------------------------------------------------------------
                                               Increase       Due to Change        Increase       Due to Change
                                                  Or          In Average:*            Or          In Average:*
(In thousands and tax equivalent)             (Decrease)    Volume      Rate      (Decrease)    Volume       Rate
-------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
    Loans and leases                           $ 4,701     $ 3,978     $   723     $  (315)    $(1,851)    $ 1,536
  Securities                                    (3,221)     (3,371)        150      (2,057)       (946)     (1,111)
  Other investments                                 (5)        (54)         49         (47)        (29)        (18)
                                               -------     -------     -------     -------     -------     -------
     Total interest income                       1,475         553         922      (2,419)     (2,826)        407
Interest expense on funding of earning
   assets:
  Interest-bearing demand deposits                  (6)          9         (15)         26          26           0
  Regular savings deposits                          16          26         (10)         19          33         (14)
  Money market savings deposits                    587           0         587        (275)        (51)       (224)
  Time deposits                                    861         313         548        (973)       (211)       (762)
  Total borrowings                              (2,644)     (1,700)       (944)       (697)       (604)        (93)
                                               -------     -------     -------     -------     -------     -------
     Total interest expense                     (1,186)     (1,352)        166      (1,900)       (807)     (1,093)
                                               -------     -------     -------     -------     -------     -------
       Net interest income                     $ 2,661     $ 1,905     $   756     $  (519)    $(2,019)    $ 1,500
                                               =======     =======     =======     =======     =======     =======

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.


CREDIT RISK MANAGEMENT

         The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. The allowance represents an estimate made pursuant to Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company's systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

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

         The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company's calculation of the potential loss embedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans, and commercial leases on nonaccrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         The provision for loan and lease losses in the first three months of 2005 totaled $100,000 compared to none in the same period in 2004. The Company experienced net charge-offs during the first three months of 2005 and 2004 of $16,000 and $5,000, respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2005, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.00% of total loans and leases at March 31, 2005 and 1.01% at December 31, 2004. The allowance increased during the first three months of 2005 by $84,000 from $14,654,000 at December 31, 2004, to $14,738,000 at March 31, 2005. The
stability of the allowance reflects the required reserve computed by the allowance methodology at March 31, 2005, compared to December 31, 2004. The required reserve increased at March 31, 2005 compared to December 31, 2004 due primarily to growth in the loan portfolio.

         Nonperforming loans and leases increased by $414,000 to $2,203,000 from December 31, 2004 to March 31, 2005, while nonperforming assets increased by $487,000 to $2,294,000. Expressed as a percentage of total assets, nonperforming assets increased to 0.10% at March 31, 2005 from 0.08% at December 31, 2004. The allowance for loan and lease losses represented 669% of nonperforming loans and leases at March 31, 2005, compared to coverage of 819% at December 31, 2004. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $73,000 at March 31, 2005 compared to none at December 31, 2004. The balance of impaired loans was $600,000 at March 31, 2005, with specific reserves against those loans of $186,000, compared to $690,000 at December 31, 2004, with specific reserves of $251,000.

Table 6-- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                           Three Months Ended     Twelve Months Ended
                                                             March 31, 2005        December 31, 2004
-----------------------------------------------------------------------------------------------------
Balance, January 1                                              $ 14,654                $ 14,880
Provision for credit losses                                          100                       0
Loan charge-offs:
  Residential real estate                                              0                    (109)
  Commercial loans and leases                                        (60)                   (173)
  Consumer                                                            (2)                   (214)
                                                                --------                --------
    Total charge-offs                                                (62)                   (496)
Loan recoveries:
  Residential real estate                                             24                      54
  Commercial loans and leases                                         22                     169
  Consumer                                                             0                      47
                                                                --------                --------
    Total recoveries                                                  46                     270
                                                                --------                --------
Net charge-offs                                                      (16)                   (226)
                                                                --------                --------
      Balance, period end                                       $ 14,738                $ 14,654
                                                                ========                ========
Net charge-offs to average loans and
     Leases (annual basis)                                            **                    0.02%
Allowance to total loans and leases                                 1.00%                   1.01%

The following table presents nonperforming assets at the dates indicated:

                                                                March 31              December 31,
                                                                  2005                    2004
--------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                    $    672                $    746
Loans and leases 90 days past due                                  1,531                   1,043
                                                                --------                --------
  Total nonperforming loans and leases*                            2,203                   1,789
Other assets and real estate owned                                    94                      18
                                                                --------                --------
  Total nonperforming assets                                    $  2,294                $  1,807
                                                                ========                ========
Nonperforming assets to total assets                                0.10%                   0.08%
--------------------------------------------------------------------------------------------------

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $8,675,000 March 31, 2005, compared to $7,801,000 at December 31, 2004. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, which could result in their reclassification as nonperforming credits in the future, most are well collateralized and are not believed to present significant risk of loss.
** Less than 0.01%

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $7,840,000 for the three-month period ended March 31, 2005, a 3% or $250,000 increase from the same period of 2004. Net securities gains, which are included in noninterest income, were $15,000 in 2005 versus $228,000 in 2004. The increase in noninterest income for the quarter was due primarily to an increase of $690,000 or 62% in insurance agency commissions, resulting from higher premiums from existing commercial property and casualty lines ($583,000) and the acquisition of a small insurance agency ($113,000) in December, 2004. In addition, trust fees increased $118,000 or 16% due primarily to growth in assets under management while Visa(R) check fees increased $67,000 or 16% reflecting a growing volume of electronic checking transactions. These increases were somewhat offset by a decline of $197,000 or 11% in service charges on deposit accounts due to lower commercial account fees and return check charges. Fees on sales of investment products also declined $184,000 or 29% due mainly to an increased emphasis on the sale of mutual funds that pay annual fees as opposed to one-time up-front fees. This strategy provides a more consistent long-term source of income and is consistent with the Bank's long-term client relationship management goals.

         Total noninterest expenses were $18,437,000 for the three-month period ended March 31, 2005, a 10% or $1,723,000 increase from the first quarter of 2004. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first quarter of 2005 occurred in salaries and employee benefits which increased $1,412,000 or 14%, as a result of higher incentive compensation costs and increased benefits expenses. Occupancy and equipment expenses increased $428,000 or 15% as a result of the opening of the Bank's Columbia Center office facility in the second quarter of 2004 and an expanded branch network. Average full-time equivalent employees decreased to 569 during the first three months of 2005, from 578 during the like period in 2004, a 2% decrease. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $14,000 in 2005 and $13,000 in 2004.
..

INCOME TAXES

         The effective tax rate increased to 25% for the three-month period ended March 31, 2005, from 22% for the prior year period. This increase was due primarily to a decline in the amount of state tax-advantaged investments as a result of the balance sheet deleveraging accomplished in the fourth quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Financial Condition - Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company's purchases of its common stock during the three months ended March 31, 2005.


                   Issuer Purchases of Equity Securities (1)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               (c) Total Number of      (d) Maximum Number
                                                                               Shares Purchased as       that May Yet Be
                                                                                Part of Publicly       Purchased Under the
                            (a) Total Number of    (b) Average Price Paid      Announced Plans or       Plans or Programs
         Period               Shares Purchased             per Share                Programs                  (2)(3)
-----------------------------------------------------------------------------------------------------------------------------
January 2005                          0                       NA                        0                     622,592
-----------------------------------------------------------------------------------------------------------------------------
February 2005                         0                       NA                        0                     622,592
-----------------------------------------------------------------------------------------------------------------------------
March 2005                            0                       NA                        0                     622,592
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

SANDY SPRING BANCORP, INC.
(Registrant)


By: /S/ HUNTER R. HOLLAR
    -----------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


Date: May 6, 2005





By: /S/ PHILIP J. MANTUA
    -----------------------------------------
    Philip J. Mantua
    Executive Vice President and Chief Financial Officer


Date: May 6, 2005