Form 10-Q
period 2005-06-30
SANDY SPRING BANCORP INC
filed 2005-08-09
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to


                         Commission File Number: O-19065


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
YES    X      NO
    -------      ----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES    X      NO
    -------      -------

         The number of shares of common stock outstanding as of July 26, 2005 is 14,618,599 shares.

                           SANDY SPRING BANCORP, INC.
                                      INDEX


                                                                                               PAGE
---------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         June 30, 2005 and December 31, 2004......................................................1

         Consolidated Statements of Income for the Three Month and Six
         Month Periods Ended June 30, 2005 and 2004...............................................2

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2005 and 2004 ..............................................4

         Consolidated Statements of Changes in Stockholders' Equity for the
         Six Month Periods Ended June 30, 2005 and 2004...........................................6

         Notes to Consolidated Financial Statements...............................................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................13

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK .................................................................23

  ITEM 4. CONTROLS AND PROCEDURES................................................................23

PART II - OTHER INFORMATION

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............................23

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................24

  ITEM 6. EXHIBITS...............................................................................24

  SIGNATURES.....................................................................................25

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,        December 31,
(Dollars in thousands, except per share data)                                                    2005              2004
------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                                                                           $54,258           $43,728

  Federal funds sold                                                                                 33,934             5,467

  Interest-bearing deposits with banks                                                                9,120               610

  Residential mortgage loans held for sale (at fair value)                                           20,052            16,211

  Investments available-for-sale (at fair value)                                                    262,792           346,903

  Investments held-to-maturity -- fair value of $311,636 (2005) and
     $312,661 (2004)                                                                                302,362           305,293

  Other equity securities                                                                            12,751            13,912

  Total loans and leases                                                                          1,517,780         1,445,525

    Less: allowance for loan and lease losses                                                       (15,673)          (14,654)
                                                                                            ----------------  ----------------

       Net loans and leases                                                                       1,502,107         1,430,871

  Premises and equipment, net                                                                        45,678            42,054

  Accrued interest receivable                                                                        11,770            11,674

  Goodwill                                                                                            8,554             7,335

  Other intangible assets                                                                             8,865             9,866

  Other assets                                                                                       76,062            75,419
                                                                                            ----------------  ----------------

     Total assets                                                                                $2,348,305        $2,309,343
                                                                                            ================  ================

LIABILITIES

  Noninterest-bearing deposits                                                                     $467,630          $423,868

  Interest-bearing deposits                                                                       1,313,992         1,308,633
                                                                                            ----------------  ----------------

      Total deposits                                                                              1,781,622         1,732,501

  Short-term borrowings                                                                             279,424           231,927

  Subordinated debentures                                                                            35,000            35,000

  Other long-term borrowings                                                                         29,333            94,608

  Accrued interest payable and other liabilities                                                     19,632            20,224
                                                                                            ----------------  ----------------

      Total liabilities                                                                           2,145,011         2,114,260

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
     and outstanding 14,614,739 (2005) and 14,628,511 (2004)                                         14,615            14,629

  Additional paid in capital                                                                         20,815            21,522

  Retained earnings                                                                                 165,970           156,315

  Accumulated other comprehensive income                                                              1,894             2,617
                                                                                            ----------------  ----------------

      Total stockholders' equity                                                                    203,294           195,083
                                                                                            ----------------  ----------------

      Total liabilities and stockholders' equity                                                 $2,348,305        $2,309,343
                                                                                            ================  ================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                            -------------------------------      -----------------------------
(In thousands, except per share data)                            2005            2004               2005           2004
------------------------------------------------------------------------------------------------------------------------------
Interest Income:

 Interest and fees on loans and leases                              $22,411        $16,826           $43,452          $33,195

 Interest on loans held for sale                                        223            212               390              350

 Interest on deposits with banks                                         22              2                26                5

 Interest and dividends on securities:

   Taxable                                                            2,957          5,509             6,285           12,065

   Exempt from federal income taxes                                   3,415          3,515             7,009            7,102

Interest on federal funds sold                                          204             88               257              147
                                                            ---------------- --------------      ------------ ----------------

     TOTAL INTEREST INCOME                                           29,232         26,152            57,419           52,864

Interest Expense:

 Interest on deposits                                                 4,855          2,994             9,043            5,724

 Interest on short-term borrowings                                    2,099          3,699             4,117            7,450

 Interest on long-term borrowings                                       751          1,690             1,532            3,382
                                                            ---------------- --------------      ------------ ----------------

      TOTAL INTEREST EXPENSE                                          7,705          8,383            14,692           16,556
                                                            ---------------- --------------      ------------ ----------------

NET INTEREST INCOME                                                  21,527         17,769            42,727           36,308

Provision for loan and lease losses                                     900              0             1,000                0
                                                            ---------------- --------------      ------------ ----------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                          20,627         17,769            41,727           36,308

Noninterest Income:

 Securities gains                                                       825            109               840              337

 Service charges on deposit accounts                                  1,984          1,881             3,655            3,749

 Gains on sales of mortgage loans                                       889          1,028             1,620            1,797

 Fees on sales of investment products                                   640            666             1,085            1,295

 Trust department income                                                944            984             1,816            1,738

 Insurance agency commissions                                         1,224          1,030             3,035            2,151

 Income from bank owned life insurance                                  559            558             1,114            1,132

 Visa check fees                                                        550            497             1,041              921

 Other income                                                         1,438          1,526             2,687            2,749
                                                            ---------------- --------------      ------------ ----------------

      TOTAL NONINTEREST INCOME                                        9,053          8,279            16,893           15,869

Noninterest Expenses:

 Salaries and employee benefits                                      11,454         10,230            22,743           20,107

 Occupancy expense of premises                                        1,964          1,815             3,888            3,443

 Equipment expenses                                                   1,294          1,324             2,616            2,514

 Marketing                                                              406            482               694              995

 Outside data services                                                  701            766             1,441            1,487

 Amortization of intangible assets                                      505            487             1,001              973

 Other expenses                                                       2,829          2,996             5,207            5,295
                                                            ---------------- --------------      ------------ ----------------

      TOTAL NONINTEREST EXPENSES                                     19,153         18,100            37,590           34,814
                                                            ---------------- --------------      ------------ ----------------

Income Before Income Taxes                                           10,527          7,948            21,030           17,363

Income Tax Expense                                                    2,730          1,555             5,377            3,669
                                                            ---------------- --------------      ------------ ----------------

NET INCOME                                                           $7,797         $6,393           $15,653          $13,694
                                                            ================ ==============      ============ ================

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                            -------------------------------      -----------------------------

(In thousands, except per share data)                            2005            2004               2005           2004
------------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Share                                         $0.53          $0.44               $1.07            $0.95

Diluted Net Income Per Share                                        0.53           0.43                1.06             0.93

Dividends Declared Per Share                                        0.21           0.19                0.41             0.38

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       -----------------------------------
                                                                                             2005                 2004
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

 Net income                                                                                  $15,653              $13,694

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                               3,349                3,206

   Provision for loan and lease losses                                                         1,000                    0

   Deferred Income Tax (benefits)                                                             (1,402)                (354)

   Origination of loans held for sale                                                       (138,169)            (156,736)

   Proceeds from sales of loans held for sale                                                135,948              157,754

   Gains on sales of loans held for sale                                                      (1,620)              (1,797)

   Securities gains                                                                             (840)                (337)

   Net (increase) decrease in accrued interest receivable                                        (96)                 636

   Net increase in other assets                                                                  (70)                (770)

   Net (decrease) increase in accrued expenses and other liabilities                            (592)               1,629

   Other - net                                                                                   560                  698
                                                                                       --------------      ---------------

      Net cash provided by operating activities                                               13,721               17,623

Cash flows from investing activities:

 Net increase in interest-bearing deposits with banks                                         (8,510)                 (12)


 Purchases of investments held-to-maturity                                                         0              (22,109)

 Proceeds from sales of other equity securities                                                1,161                1,259

 Purchases of investments available-for-sale                                                 (25,600)            (316,378)

 Proceeds from sales of investments available-for-sale                                        66,963              166,480

 Proceeds from the sales of other real estate owned                                              108                  153

 Proceeds from maturities, calls and principal payments of investments
   held-to-maturity                                                                            2,632               37,207

 Proceeds from maturities, calls and principal payments of investments
   available-for-sale                                                                         42,301              209,160

 Net increase in loans and leases                                                            (72,328)            (113,918)

 Expenditures for premises and equipment                                                      (6,075)              (5,087)
                                                                                       --------------      ---------------

     Net cash provided by (used in) investing activities                                         652              (43,245)

Cash flows from financing activities:

 Net increase in deposits                                                                     49,121              119,722

 Net increase (decrease) in short-term borrowings                                              7,222              (29,062)

 Retirement of long-term borrowings                                                          (25,000)                   0

 Common stock purchased and retired                                                           (1,437)                 (20)

 Proceeds from issuance of common stock                                                          716                  583

 Dividends paid                                                                               (5,998)              (5,515)
                                                                                       --------------      ---------------

     Net cash provided by financing activities                                                24,624               85,708
                                                                                       --------------      ---------------

Net increase in cash and cash equivalents                                                     38,997               60,086

Cash and cash equivalents at beginning of period                                              49,195               49,067
                                                                                       --------------      ---------------

Cash and cash equivalents at end of period                                                   $88,192             $109,153
                                                                                       ==============      ===============

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                      -------------------------------------
(Dollars in thousands)                                                                     2005                  2004
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

  Interest payments                                                                          $14,717               $16,630

  Income tax payments                                                                          6,480                 3,909

Noncash Financing Activities:

  Transfers from loans to other real estate owned                                                 73                     0

  Reclassification of borrowings from long-term to short-term                                 40,275                   275

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                    Accum-
                                                                                                    ulated
                                                                                                    Other            Total
                                                                   Additional                       Compre-          Stock-
                                                    Common         Paid-in           Retained       hensive          holders'
(Dollars in thousands, except per share data)        Stock         Capital           Earnings       Income           Equity
---------------------------------------------      -----------     ------------     ------------    ------------     -----------
Balances at January 1, 2005                           $14,629          $21,522         $156,315          $2,617        $195,083
Comprehensive income:

  Net income                                                                             15,653                          15,653
  Other comprehensive loss, net of tax
    effects and reclassification adjustment                                                                (723)           (723)
                                                                                                                     -----------
   Total comprehensive income
                                                                                                                         14,930

Cash dividends - $0.41 per share                                                         (5,998)                         (5,998)
Common stock issued pursuant to:
  Director stock purchase plan- 1,693 shares                2               54                                               56

  Stock option plan - 18,861 shares                        19              356                                              375
  Employee stock purchase plan - 11,175
shares                                                     11              274                                              285

  Stock repurchases - 45,500 shares                       (46)          (1,391)                                          (1,437)
                                                   -----------     ------------     ------------    ------------     -----------

Balances at June 30, 2005                             $14,615          $20,815         $165,970          $1,894        $203,294
                                                   ===========     ============     ============    ============     ===========

Balances at January 1, 2004                           $14,496          $18,970         $153,280          $6,703        $193,449
Comprehensive income:

  Net income                                                                             13,694                          13,694
  Other comprehensive loss, net of tax
effects and reclassification adjustment                                                                  (6,101)         (6,101)
                                                                                                                     -----------
   Total comprehensive income
                                                                                                                          7,593

Cash dividends - $0.38 per share                                                         (5,515)                         (5,515)
Common stock issued pursuant to:
  Director stock purchase plan- 1,120 shares                1               39                                               40

  Stock option plan - 12,480 shares                        13              256                                              269
  Employee stock purchase plan - 8,977
shares                                                      9              265                                              274

  Stock repurchases - 550 shares                           (1)             (19)                                             (20)
                                                   -----------     ------------     ------------    ------------     -----------


Balances at June 30, 2004                             $14,518          $19,511         $161,459            $602        $196,090
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

         The accounting and reporting policies of Sandy Spring Bancorp (the "Company") and its wholly-owned subsidiary, Sandy Spring Bank (the "Bank"), together with its subsidiaries, Sandy Spring Insurance Corporation and The Equipment Leasing Company, conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. Certain reclassifications have been made to amounts previously reported to conform to current classifications.

         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all with original maturities of three months or less.

New Accounting Pronouncements

         On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-18 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time, up to its contractual maturity, sufficient to allow for a recovery of fair value up to or beyond the cost of the investment. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-18 of EITF 03-1.

         In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue proposed FSP Issue 03-1-a as final. The final FSP, to be retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing guidance. Management continues to closely monitor how the provisions of EITF 03-1 and proposed FSP FAS 115-1 might affect the Company. Based on management's current evaluation, they do not anticipate that any material financial statement impact will result from the new accounting pronouncements.

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

In May 2005, the FASB published FASB Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154" or the "Statement"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. FAS 154 is effective for accounting changes and corrections of errors made in 2006. Management does not expect the adoption of this Statement to have a material impact on the Company's consolidated financial statements.

Note 2 - Stock Option Plan

         At June 30, 2005, the Company had options outstanding under two stock-based employee compensation plans, the 1992 Stock Option Plan and the 1999 Stock Option Plan (both expired but having outstanding options that may still be exercised). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                      ----------------------------------------------------------------------
    (In thousands, except per share data)                   2005             2004           2005                2004
    -------------------------------------             ---------------   -------------   --------------    ------------------
    Net income, as reported                            $      7,797     $     6,393     $     15,653      $      13,694
    Less pro forma stock-based employee
       compensation expense determined
       under fair value based method, net
       of related tax effects                                  (272)           (310)            (550)              (620)
                                                       ------------     -----------     ------------      -------------
    Pro forma net income                               $      7,525     $     6,083     $     15,103      $      13,074
                                                       ============     ===========     ============      =============

    Net income per share:
       Basic - as reported                             $       0.53     $       0.44    $        1.07     $        0.95
       Basic - pro forma                               $       0.51     $       0.42    $        1.03     $        0.90
       Diluted - as reported                           $       0.53     $       0.43    $        1.06     $        0.93
       Diluted - pro forma                             $       0.51     $       0.41    $        1.02     $        0.89

The Company has established the Sandy Spring Bancorp 2005 Omnibus Stock Plan (the "2005 Stock Plan") which replaced the 1999 Stock Option Plan and authorizes awards for up to 1,800,000 shares of Company stock over its ten-year term. No awards have yet been granted under the 2005 Stock Plan. The 2005 Stock Plan is administered by a committee (the "Committee") of at least three members of the Board of Directors who are independent directors. The Committee may make grants that qualify as incentive stock options under the Internal Revenue Code, other stock options, stock appreciation rights, and restricted stock to directors and key employees designated by the Committee.

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

(Dollars and amounts in thousands, except                           Three Months Ended                 Six Months Ended
  Per share data)                                                        June 30,                          June 30,
-----------------------------------------                       ----------------------------     -----------------------------
                                                                    2005          2004              2005           2004
                                                                    ----          ----              ----           ----
Basic:
 Net income available to common stockholders                         $ 7,797        $ 6,393          $15,653          $13,694
 Average common shares outstanding                                    14,621         14,514           14,629           14,510
     Basic net income per share                                      $  0.53        $  0.44            $1.07          $  0.95
                                                                ============= ==============     ============ ================
Diluted:
 Net income available to common stockholders                         $ 7,797        $ 6,393          $15,653          $13,694

 Average common shares outstanding                                    14,621         14,514           14,629           14,510
 Stock option adjustment                                                  99            212              111              218
                                                                ------------- --------------     ------------ ----------------
   Average common shares outstanding-diluted                          14,720         14,726           14,740           14,728
     Diluted net income per share                                    $  0.53        $  0.43          $  1.06          $  0.93
                                                                ============= ==============     ============ ================

         Options for 367,585 shares and 188,768 shares of common stock were not included in computing diluted net income per share for the three and six month periods ended June 30, 2005 and 2004 respectively, because their effects are antidilutive.

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

         Net periodic benefit cost for the three and six month periods ended June 30, 2005 and 2004 includes the following components:

                                                        Three months Ended                      Six months Ended
-------------------------------------------------------------------------------------------------------------------
                                                             June 30,                                June 30,
 (In thousands)                                        2005             2004                  2005             2004
-------------------------------------------------------------------------------------------------------------------

Service cost for benefits earned                       $405             $395                  $811             $790
Interest cost on projected benefit obligation           273              232                   546              464
Expected return on plan assets                         (287)            (259)                 (574)            (519)
Amortization of prior service cost                      (16)             (16)                  (32)             (31)
Recognized net actuarial loss                            84               82                   168              164
                                                       ----             ----                  ----             ----
Net periodic benefit cost                              $459             $434                  $919             $868
                                                       ====             ====                  ====             ====

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401 (k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $1.3 million and $393,000 for the six month periods ended June, 2005 and 2004, respectively and $663,000 and $152,000 for the three month periods ended June 30, 2005 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses (benefits) related to the performance based compensation benefit of $1.4 million and $14,000 for the six month periods ended June 30, 2005 and 2004, respectively and $673,000 and $(61,000) for the three month periods ended June 30, 2005 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses related to the SERAs of $277,000 and $115,000 for the six month periods ended June 30, 2005 and 2004, respectively and $142,000 and $119,000 for the three month periods ended June 30, 2005 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $128,000 for both of the six month periods ended June 30, 2005 and 2004, respectively and $64,000 for both of the three month periods ended June 30, 2005 and 2004.


Note 5 - Unrealized Losses on Investments

         Shown below is information that summarizes the gross unrealized losses and their related fair values for the Company's available-for-sale and held-to-maturity investment portfolios.

         Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2005 and 2004 are as follows:

                                                                 Continuous unrealized losses
              (In thousands)                                           existing for:
                                                                -----------------------------
                                                                 Less than 12      More than 12    Total Unrealized
     Available for sale as of June 30, 2005       Fair Value          months            months            Losses
                                             ------------------ ----------------  --------------   ----------------
     U.S. Agency                                  $   128,912        $       234    $     1,314       $      1,548
     State and municipal                                4,325                  0             17                 17
     Mortgage-backed                                    6,626                  1             59                 60
                                                  -----------        -----------    -----------       ------------

                                                  $   139,863        $       235    $     1,390       $      1,625
                                                  ===========        ===========    ===========       ============

                                                                 Continuous unrealized losses
              (In thousands)                                           existing for:
                                                                -----------------------------
                                                                 Less than 12      More than 12    Total Unrealized
     Available for sale as of June 30, 2004     Fair Value          months            months            Losses
                                             ------------------ ----------------  --------------   ----------------
     U.S. Agency                                  $ 417,798          $     5,532    $       800       $      6,332
     State and municipal                             12,515                  469              0                469
     Mortgage-backed                                 11,627                  446              0                446
     Corporate Bonds                                  1,772                   28              0                 28
                                                  -----------        -----------    -----------       ------------

                                                  $ 443,712          $     6,475    $       800       $      7,275
                                                  ===========        ===========    ===========       ============


         Approximately 100% and 99% of the bonds carried in the available-for-sale investment portfolio with continuous losses as of June 30, 2005 and 2004, respectively are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of June 30, 2005 and 2004 all have modest duration risk (1.64 years in 2005 and 2.83 years in 2004), low credit risk, and minimal loss (approximately 1% in 2005 and 2% in 2004) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.


         Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position a June 30, 2005 and 2004 are as follows:

                                                                 Continuous unrealized losses
              (In thousands)                                           existing for:
                                                                -----------------------------
                                                                 Less than 12      More than 12    Total Unrealized
     Held to Maturity as of June 30, 2005       Fair Value          months            months            Losses
                                             ------------------ ----------------  --------------   ----------------

     U.S. Agency                                  $       0          $         0    $         0       $          0
     State and municipal                             31,135                   28            172                200
                                                  -----------        -----------    -----------       ------------
                                                  $  31,135          $        28    $       172                200
                                                  ===========        ===========    ===========       ============


                                                                 Continuous unrealized losses
              (In thousands)                                           existing for:
                                                                -----------------------------
                                                                 Less than 12      More than 12    Total Unrealized
     Held to Maturity as of June 30, 2004       Fair Value          months            months            Losses
                                             ------------------ ----------------  --------------   ----------------


     U.S. Agency                                  $  43,220          $     1,127    $         0       $      1,127
     State and municipal                            113,232                2,993             77              3,070
                                                  -----------        -----------    -----------       ------------
                                                  $ 156,452          $     4,120             77       $      4,197
                                                  ===========        ===========    ===========       ============

         Approximately 81% and 85% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of June 30, 2005 and 2004, respectively, are rated AAA and 19% and 15% as of June 30, 2005 and 2004, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (2.54 years in 2005 and 4.33 years in 2004), low credit risk, and minimal losses (approximately 1% in 2005 and 3% in 2004) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company's intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.


Note 6 - Segment Reporting

         The Company operates in three operating segments--Community Banking, Insurance, and Leasing. Only Community Banking meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all three operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Leasing segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

         The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $446,000 for both of the quarters ended June 30, 2005 and 2004. For the first six months ended June 30, 2005 and 2004 such amortization totaled $892,000 in both periods.

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

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)                  Community                                               Inter-Segment
                                  Banking          Insurance          Leasing             Elimination             Total
---------------------------- ----------------- ----------------- ------------------- ------------------- -----------------
Quarter ended
June 30, 2005

   Interest income            $     28,870         $      6         $     444              $      (88)       $    29,232
   Interest expense                  7,712                0                81                     (88)             7,705
   Provision for loan
   and lease losses                    900                0                 0                       0                900
   Noninterest income                7,479            1,400               360                    (186)             9,053
   Noninterest expenses             18,000            1,138               201                    (186)            19,153
                              ------------         --------         ---------              ----------        ------------
   Income (loss) before
   income taxes                      9,737              268               522                        0            10,527
   Income tax expense                2,418              106               206                        0             2,730
                              ------------         --------         ---------              ----------        ------------
   Net income (loss)          $      7,319         $    162         $     316              $         0       $     7,797
                              ============         ========         =========              ==========        ============

   Assets                     $  2,346,079         $  9,921         $  23,782              $  (31,477)       $  2,348,305

Quarter ended
June 30, 2004

   Interest income            $     25,895         $      1         $     375                    (119)      $      26,152
   Interest expense                  8,384                0               118                    (119)              8,383
   Provision for loan
   and lease losses                      0                0                 0                       0                   0
   Noninterest income                6,846            1,242               319                    (128)              8,279
   Noninterest expense              17,085              933               210                    (128)             18,100
                              ------------         --------         ---------              ----------        ------------
   Income before income
   taxes                             7,272              310               366                       0               7,948
   Income tax expense                1,287              123               145                       0               1,555
                              ------------         --------         ---------              ----------        ------------
   Net income                 $      5,985         $    187         $     221              $        0       $       6,393
                              ============         ========         =========              ==========        ============

   Assets                     $  2,422,997         $  8,328         $  18,921              $  (26,047)       $  2,424,199




(In thousands)                  Community                                               Inter-Segment
                                  Banking          Insurance          Leasing             Elimination             Total
---------------------------- ----------------- ----------------- ------------------- ------------------- -----------------
Year to Date
June 30, 2005

   Interest income            $     56,782         $      13        $     852              $     (228)       $    57,419
   Interest expense                 14,705                 0              215                    (228)            14,692
   Provision for loan
   and lease losses                  1,000                 0                0                       0              1,000
   Noninterest income               13,333             3,344              584                    (368)            16,893
   Noninterest expenses             35,290             2,254              414                    (368)            37,590
                                    ------             -----              ---                    ----             ------
   Income (loss) before
   income taxes                     19,120             1,103              807                       0             21,030
   Income tax expense                4,621               437              319                       0              5,377
                                    ------             -----              ---                    ----             ------
   Net income (loss)          $     14,499               666        $     488              $        0        $     15,653
                                    ======               ===              ===                       =              ======

   Assets                     $  2,346,079         $   9,921        $  23,782              $  (31,477)       $  2,348,305

Year to Date
June 30, 2004

   Interest income            $     52,280         $       3        $     837                    (256)       $     52,864
   Interest expense                 16,559                 0              253                    (256)             16,556
   Provision for loan
   and ease losses                       0                 0                0                       0                   0
   Noninterest income               13,000             2,593              522                    (246)             15,869
   Noninterest expense              32,855             1,783              422                    (246)             34,814
                                    ------             -----              ---                    ----             ------
   Income before income
   taxes                            15,866               813              684                       0              17,363
   Income tax expense                3,075               323              271                       0               3,669
                                    ------             -----              ---                    ----             ------
   Net income                 $     12,791         $     490        $     413              $        0        $     13,694
                                    ======               ===              ===                       =              ======

   Assets                     $  2,422,997         $   8,328        $  18,921              $  (26,047)       $  2,424,199


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

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty-one community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary and an equipment leasing company.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2005, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 43% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 57%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

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

Table 1 - GAAP based and traditional efficiency ratios

                                                            Three Months Ended                     Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,                              June 30,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     2005            2004                2005              2004
-------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                        $       19,153  $       18,100     $      37,590          $ 34,814
Net interest income plus noninterest income-
  GAAP based                                                   30,580          26,048            59,620            52,177

   Efficiency ratio-GAAP based                                  62.63%          69.49%            63.05%            66.72%
                                                       ==============  ==============     =============          ========

Noninterest expenses-GAAP based                        $       19,153  $       18,100     $      37,590          $ 34,814
  Less non-GAAP adjustment:
    Amortization of intangible assets                             505             487             1,001               973
                                                       --------------  --------------     -------------          --------
      Noninterest expenses-traditional ratio                   18,648          17,613            36,589            33,841

Net interest income plus noninterest income-
  GAAP based                                                   30,580          26,048            59,620            52,177
    Plus non-GAAP adjustment:
      Tax-equivalency                                           1,766           1,919             3,475             3,884
    Less non-GAAP adjustments:
       Securities gains (losses)                                  825             109               840               337
                                                       --------------  --------------     -------------          --------
          Net interest income plus noninterest
            Income - traditional ratio                         31,521          27,858            62,255            55,724

   Efficiency ratio - traditional                               59.16%          63.22%            58.77%            60.73%
                                                       ==============  ==============     =============          ========

A. FINANCIAL CONDITION

         The Company's total assets were $2,348,305,000 at June 30, 2005, compared to $2,309,343,000 at December 31, 2004, increasing $38,962,000 or 2%
during the first six months of 2005. Earning assets increased by 1%, to $2,158,791,000 at June 30, 2005, from $2,133,921,000 at December 31, 2004.

         Total loans and leases, excluding loans held for sale, increased 5% or $72,255,000 during the first six months of 2005, to $1,517,780,000. During this period, all three major loan categories showed increases. These increases occurred in residential real estate loans, which increased by $20,890,000 or 4%, attributable in large part to residential mortgage loan growth, consumer loans which increased by $14,435,000 or 5%, primarily reflecting higher home equity lines and commercial loans and leases which increased by $36,930,000 or 6%, due predominantly to growth in commercial loans secured by real estate. Residential mortgage loans held for sale increased by $3,841,000 from December 31, 2004, to $20,052,000 at June 30, 2005.

Table 2 - Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)                                   June 30, 2005                 %             December 31, 2004          %
---------------------------------------------- -------------------------- ------------- ----------------------------- ---------
Residential real estate                                $530,694             35%                   $509,804               35%
Commercial loans and leases                             663,549             44                     626,619               43
Consumer                                                323,537             21                     309,102               22
                                                     ----------            ----                 ----------              ----
    Total Loans and Leases                            1,517,780            100%                  1,445,525              100%
                                                                           ====                                         ====
Less:  Allowance for loan and lease losses              (15,673)                                   (14,654)
                                                     ----------                                 ----------
    Net loans and leases                             $1,502,107                                 $1,430,871
                                                     ==========                                 ==========

                                               ==========================               =============================

         The total investment portfolio decreased by 13% or $88,203,000 from December 31, 2004, to $577,905,000 at June 30, 2005, primarily to support loan growth. The decrease was driven primarily by a decline of $84,111,000 or 24% of available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $36,977,000 during the first six months of 2005, reaching $43,054,000 at June 30, 2005. This increase was due to sales and calls of investment securities in order to fund expected loan volume.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)                                   June 30, 2005                 %             December 31, 2004          %
---------------------------------------------- -------------------------- ------------- ----------------------------- ---------
Noninterest-bearing deposits                           $467,630            26%                    $423,868             25%
Interest-bearing deposits:
  Demand                                                233,623            13                      241,378             14
  Money market savings                                  377,059            21                      371,517             21
  Regular savings                                       214,760            12                      228,301             13
  Time deposits less than $100,000                      282,809            16                      275,671             16
  Time deposits $100,000 or more                        205,741            12                      191,766             11
                                                     ----------           ---                   ----------            ---
    Total interest-bearing                            1,313,992            74                    1,308,633             75
                                                     ----------           ---                   ----------            ---
       Total deposits                                $1,781,622           100%                  $1,732,501            100%
                                                     ==========           ===                   ==========            ===

         Total deposits were $1,781,622,000 at June 30, 2005, increasing $49,121,000 or 3% from $1,732,501,000 at December 31, 2004. First half 2005 growth of 10% was achieved in 2005 for noninterest-bearing demand deposits (up $43,762,000), 1% for money market savings (up $5,542,000), 3% for time deposits in denominations of less than $100,000 (up $7,138,000) and 7% for time deposits in denominations exceeding $100,000 (up $13,975,000). Over the same period, decreases of 6% were recorded for interest-bearing regular savings (down $13,541,000), and 3% for interest bearing demand deposits (down $7,755,000). These fluctuations in balances were due primarily to rising rates and new certificate of deposit products introduced during the first half of 2005. The increase in noninterest-bearing demand deposits was due primarily to the Company's increased emphasis on client relationship management under "The Difference" strategy.

         Total borrowings were $343,757,000 at June 30, 2005, which represented a decrease of $17,778,000 or 5% from December 31, 2004, primarily reflecting management's efforts to reduce the overall cost of funds.

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

         The Company's interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest margin as a percentage of earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

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


ESTIMATED CHANGES IN NET INTEREST INCOME

     -------------------------------------- ------------- -------------- ------------- ------------ ----------- ----------------
     CHANGE IN NET INTEREST INCOME:         + 400 BP      + 300 BP       + 200 BP      + 100 BP     - 100 BP    - 200 BP
     -------------------------------------- ------------- -------------- ------------- ------------ ----------- ----------------
     POLICY LIMIT                           30%           25%            20%           15%          15%         20%
     June 2005                              +1.43         -0.17          -0.77         -0.01        -2.64       -8.56
     December 2004                          +0.97         -0.06          -0.48         +0.62        -2.45       Not Measured

         As shown above, measures of net interest income at risk remained at approximately the same levels as December 31, 2004, at all interest rate shock levels. All measures remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -200bp level, with a measure of -8.56%. This is also well within our prescribed policy limit of 20%. The -200bp shock level was not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time. The maintenance of the net interest income sensitivity is consistent with management's decision to reduce the size and duration of the investment portfolio in the second quarter of 2005 in anticipation of rising interest rates in the future and to support the funding of loan growth.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

     ---------------------------------------- -------------- ------------- ------------ ------------ ------------ ----------------
     DECREASE IN ECONOMIC VALUE OF EQUITY:    + 400 BP       + 300 BP      + 200 BP     + 100 BP     - 100 BP     -200 BP
     ---------------------------------------- -------------- ------------- ------------ ------------ ------------ ----------------
     POLICY LIMIT                             60%            40%           22.5%        10.0%        12.5%        22.5%
     June 2005                                -8.46          -5.59         -2.29        -0.44        -3.16        -9.43
     December 2004                            -22.44         -17.07        -9.98        -2.12        -1.04        Not Measured

         Measures of the economic value of equity (EVE) at risk improved over year-end 2004 in all but the -100bp interest rate shock level. A reduction in the size of the investment portfolio, as well as core deposit balance growth and an increase in core deposit estimated lives were key contributors to the improved risk position. The -200bp shock level was not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time. The economic value of equity exposure at +200bp is now -2.29% compared to -9.98% at year-end 2004, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay -downs of securities, earnings, growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward at thirty day intervals out to 180 days. The measurement is based upon the asset-liability management model's projection of a funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2005 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $28,651,000, which increased from a shortfall of $34,799,000 at December 31, 2004. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $683,897,000 from the Federal Home Loan Bank of Atlanta, of which $139,833,000 was outstanding at June 30, 2005. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $263,507,000 at June 30, 2005, against which there were outstandings of $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2005.

         The following is a schedule of significant commitments at June 30,
2005:
                                                                  (In thousands)
         Commitments to extend credit:
           Unused lines of credit (home equity and business)           $368,992
           Other commitments to extend credit                          $161,647
         Standby letters of credit                                      $36,587
                                                                       ---------
                                                                       $567,226
                                                                       ========

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 13.90% at June 30, 2005, compared to 13.82% at December 31, 2004; a tier 1 risk-based capital ratio of 12.97%, compared to 12.92%; and a capital leverage ratio of 9.56%, compared to 8.67%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2005, is appropriate.

         Stockholders' equity for June 30, 2005, totaled $203,294,000, representing an increase of $8,211,000 or 4% from $195,083,000 at December 31, 2004. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 28% or $723,000 to $1,894,000 at June 30, 2005from December 31, 2004.

         Internal capital generation (net income less dividends) added $9,655,000 to total stockholders' equity during the first six months of 2005. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 10% compared to 2% reported for the full-year 2004.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $716,000 during the six month period ended June 30, 2005. However, share repurchases amounted to $1,437,000 from December 31, 2004 through June 30, 2005, for a net decrease in stockholders' equity from these sources of $721,000.
         Dividends for the first six months of the year were $0.41 per share in 2005, compared to $0.38 per share in 2004, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 39% versus 41%.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

         Net income for the first six months of the year increased $1,959,000 or 14% to $15,653,000 in 2005 from $13,694,000 in 2004, representing annualized returns on average equity of 15.91% and 14.03%, respectively. First half-year diluted earnings per share (EPS) were $1.06 in 2005, compared to $0.93 in 2004.

         The primary factor driving the growth in net income was the increase in the net interest margin that was due primarily to the balance sheet repositioning completed in the fourth quarter of 2004. This increase was somewhat offset by a higher provision for loan and lease losses and by an increase in noninterest expenses resulting from increased salary and employee benefit expenses.
         The net interest margin increased by 71 basis points to 4.39% for the six months ended June 30, 2005, from 3.68% for the same period of 2004, as the net interest spread increased by 67 basis points. These results reflect to a large extent the balance sheet repositioning accomplished in the fourth quarter of 2004.


TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands and tax equivalent)

                                                                     For the six months ended June 30,
                                                                2005                                  2004
                                               ------------------------------------------------------------------------------
                                                                           Average                                Average
                                                  Average    Annualized   Yield/Rate   Average     Annualized   Yield/Rate
                                                  Balance     Interest       (1)       Balance      Interest        (1)
                                               ------------------------------------------------------------------------------
Assets
    Total loans and leases (2)                    $1,486,785      $88,218    5.93%     $1,218,625     $67,346        5.53%
    Total securities                                 616,646       33,906    5.50         944,038      46,157        4.89
    Other earning assets                              20,523          567    2.76          31,486         304        0.97
                                               ---------------------------           ---------------------------
       TOTAL EARNING ASSETS                        2,123,954      122,691    5.78%      2,194,149     113,807        5.19%
    Nonearning assets                                176,297                              163,187
                                               --------------                        -------------
       Total assets                               $2,300,251                           $2,357,336
                                               ==============                        =============

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits               $ 238,547         $619    0.26%      $ 227,254        $655        0.29%
    Money market savings deposits                    375,643        5,071    1.35         371,988       2,018        0.54
    Regular savings deposits                         221,716          727     .33         202,253         719        0.36
    Time deposits                                    473,146       11,819    2.50         420,101       8,119        1.93
                                               ---------------------------           ---------------------------
       Total interest-bearing deposits             1,309,052       18,236    1.39       1,221,596      11,511        0.94

    Short-term borrowings                            277,387        8,226    2.97         426,907      18,026        4.22
    Long-term borrowings                              67,626        3,059    4.52         115,000       3,445        3.00
                                               ---------------------------           ---------------------------
       Total interest-bearing liabilities          1,654,065       29,521    1.78       1,763,503      32,982       1.87
                                                                         -------------                         ---------
    Noninterest-bearing demand deposits              428,454                              376,361
    Other noninterest-bearing liabilities             19,352                               21,233
    Stockholders' equity                             198,380                              196,239
                                               --------------                        -------------
       Total liabilities and stockholders'        $2,300,251                           $2,357,336
         equity                                ==============                        =============

    Net interest spread
                                                                             4.00%                                  3.32%
                                                                         =============                         ==============
    Net interest margin (3)                                                  4.39%                                  3.68%
                                                                         =============                         ==============
    Ratio of average earning assets to
       Average interest-bearing liabilities           128.41%                              124.42%
                                               ==============                        =============

    (1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $7,008,000 and $7,810,000 for the six months ended June 30, 2005 and 2004, respectively.

    (2) Non-accrual loans are included in the average balances.

    (3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.


NET INTEREST INCOME

         Net interest income for the first six months of the year was $42,727,000 in 2005, an increase of 18% from $36,308,000 in 2004, due primarily to the balance sheet repositioning completed in the fourth quarter of 2004 and a 22% increase in average loans compared to the first six months of 2004. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also increased by 15%, to $46,202,000 in 2005 from $40,191,000 in 2004. Average balances, yields and rates for the six months ended June 30, 2005 and 2004 are presented in Table 4. The effects of changes in interest rates and average balances are presented in Table 5.

         For the first six months, total interest income increased by $4,555,000 or 9% in 2005, compared to 2004. On a non-GAAP tax-equivalent basis, interest income increased by 7%. Average earning assets declined by 3% versus the prior period, to $2,123,954,000 from $2,194,149,000, while the average yield earned on those assets increased by 59 basis points to 5.78%. Comparing the first six months of 2005 versus 2004, average total loans and leases grew by 22% to $1,486,785,000 (70% of average earning assets, versus 56% a year ago), while recording a 40 basis point increase in average yield to 5.93%. Average residential real estate loans increased by 17% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 22% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 26% (due to increases in all categories of commercial loans and leases). Over the same period, average total securities decreased by 35% to $616,646,000 (29% of average earning assets, versus 43% a year ago), while the average yield earned on those assets increased, by 61 basis points to 5.50%. The growth in loans was due primarily to the Bank's strategic plan which calls for continued redeployment of assets from the investment portfolio to fund loan growth.

         Interest expense for the first six months of the year decreased by $1,864,000 or 11% in 2005, compared to 2004. Average total interest-bearing liabilities decreased by 6% over the prior year period, while the average rate paid on these funds also decreased, by 9 basis points to 1.78%. As shown in Table 4, interest-bearing demand deposits, regular savings deposits and short-term borrowings recorded declines in average rate. These declines were partially offset by increases in the rates paid on money market savings deposits, time deposits and long-term borrowings. These changes in average rates reflect the current environment of rising interest rates together with the Company's efforts to grow deposits under its client relationship management strategy.

Table 5 - Effect of Volume and Rate Changes on Net Interest Income

                                                               2005 vs. 2004                        2004 vs. 2003
------------------------------------------------------------------------------------------------------------------------
                                            Increase           Due to Change         Increase       Due to Change
                                               Or              In Average:*             Or           In Average:*
(In thousands and tax equivalent)          (Decrease)       Volume        Rate      (Decrease)    Volume       Rate
------------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
  Loans and leases                       $      10,297    $     7,779   $    2,518  $     314   $  (3,682)  $    3,996
  Securities                                    (5,873)        (6,996)       1,123     (4,396)     (2,243)      (2,153)
  Other investments                                131            (68)         199        (70)        (36)         (34)
                                         -------------    -----------   ----------  ---------   ---------   ----------
     Total interest income                       4,555            715        3,840     (4,152)     (5,961)       1,809
Interest expense on funding of earning
   assets:
  Interest-bearing demand deposits                 (19)            16          (35)        86           47          39
  Regular savings deposits                           3             33          (30)        95           67          28
  Money market savings deposits                  1,511             10        1,501       (492)       (107)        (385)
  Time deposits                                  1,824            555        1,269     (1,624)       (286)      (1,338)
  Total borrowings                              (5,183)        (3,460)      (1,723)    (1,324)     (1,138)        (186)
                                         -------------    -----------   ----------  ---------   ---------   ----------
     Total interest expense                     (1,864)        (2,846)         982     (3,259)     (1,417)      (1,842)
                                         -------------    -----------   ----------  ---------   ---------   ----------
       Net interest income               $       6,419    $     3,561   $    2,858  $    (893)  $  (4,544)  $    3,651
                                         =============    ===========   ==========  =========   =========   ==========

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.


CREDIT RISK MANAGEMENT

         The Company's loan and lease portfolio (the "credit portfolio") is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for credit losses (the "allowance") to absorb losses inherent in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The Company's systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

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

         The specific allowance is used to allocate an allowance for internally risk rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company's calculation of the potential loss embedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management's estimate of the associated risk, complexity, and size of the individual loans within the category. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

         The amount of the allowance is reviewed monthly by the senior loan committee, and reviewed and approved by the Board of Directors quarterly.

         The provision for loan and lease losses totaled $1.0 million for the first six months of 2005 compared to none in the same period of 2004. The Company experienced net charge-offs (recoveries) during the first six months of 2005 and 2004 of ($19,000) and $137,000, respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2005, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.03% of total loans and leases at June 30, 2005 and 1.01% at December 31, 2004. The allowance increased during the first six months of 2005 by $1.0 million, to $15,673,000 at June 30, 2005, from $14,654,000 at December 31, 2004. The increase in the allowance during the first six months of 2005 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

         Nonperforming loans and leases increased by $1,629,000 to $3,418,000 at June 30, 2005, from December 31, 2004, while nonperforming assets during the same period increased by $1,611,000 to $3,418,000. Expressed as a percentage of total assets, nonperforming assets increased to 0.15% at June 30, 2005 from 0.08% at December 31, 2004. The allowance for loan and lease losses represented 459% of nonperforming loans and leases at June 30, 2005, compared to coverage of 819% at December 31, 2004. The increase in nonperforming loans and leases was due primarily to one residential mortgage construction loan totaling $1.3 million which was more than 90 days past its maturity date at June 30, 2005. This loan has since been converted into a performing, salable permanent residential mortgage loan. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at June 30, 2005 and $18,000 at December 31, 2004. The balance of impaired loans and leases was $595,000 at June 30, 2005, with specific reserves against those loans of $186,000, compared to $690,000 at December 31, 2004, with specific reserves of $251,000.

Table 6 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                                   Six Months Ended               Twelve Months Ended
                                                                    June 30, 2005                  December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                              $14,654                          $14,880
Provision for loan and lease losses                                               1,000                                0
Loan charge-offs:
  Residential real estate                                                             0                             (109)
  Commercial loans and leases                                                       (70)                            (173)
  Consumer                                                                          (10)                            (214)
                                                                           ------------                      -----------
    Total charge-offs                                                               (80)                            (496)
Loan recoveries:
  Residential real estate                                                            49                               54
  Commercial loans and leases                                                        43                              169
  Consumer                                                                            7                               47
                                                                           ------------                      -----------
    Total recoveries                                                                 99                              270
                                                                           ------------                      -----------
Net recoveries (charge-offs)                                                         19                             (226)
                                                                           ------------                      -----------
      Balance, period end                                                       $15,673                          $14,654
                                                                           ============                      ===========
Net recoveries (charge-offs) to average loans and
     leases (annual basis)                                                    0.01%                             (0.02)%
Allowance to total loans and leases                                           1.03%                              1.01%



The following table presents nonperforming assets at the dates indicated:

                                                                    June 30, 2005                  December 31, 2005
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                       $661                             $746
Loans and leases 90 days past due                                                 2,757                            1,043
                                                                           ------------                      -----------
  Total nonperforming loans and leases*                                           3,418                            1,789
Other real estate owned                                                               0                               18
                                                                           ------------                      -----------
  Total nonperforming assets                                                     $3,418                           $1,807
                                                                           ============                      ===========
Nonperforming assets to total assets                                          0.15%                             0.08%

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $7,226,000 at June 30, 2005, compared to $7,801,000 at December 31, 2004. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $16,893,000 for the six-month period ended June 30, 2005, a 6% or $1,024,000 increase from the same period of 2004. Net securities gains, which are included in noninterest income, were $840,000 in 2005 versus $337,000 in 2004. Excluding net securities gains, noninterest income increased 3% or $521,000 over the prior year period. The increase in noninterest income for the first six months of 2005 was due primarily to an increase of $884,000 or 41% in insurance agency commissions, resulting from higher premiums from existing commercial property and casualty lines ($543,000) and the acquisition of a small insurance agency ($296,000) in December, 2004. In addition, Visa check fees increased $120,000 or 13% reflecting a growing volume of electronic checking transactions. These increases were somewhat offset by a decline of $177,000, or 10%, in gains on sales of mortgage loans due mainly to a decline in mortgage refinancing volumes. Fees on sales of investment products also declined $210,000, or 16%, due largely to an increased emphasis on the sale of investment products that pay annual fees as opposed to one-time up-front fees. This strategy provides a more consistent long-term source of income and is consistent with the Bank's long-term client relationship management goals.
         Total noninterest expenses were $37,590,000 for the six-month period ended June 30, 2005, an 8% or $2,776,000 increase from the first half-year of 2004. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first half-year of 2005 occurred in salaries and employee benefits which increased $2,636,000 or 13% as a result of higher incentive compensation costs and increased benefits expenses. Occupancy and equipment expenses increased $547,000 or 9%, principally as a result of the opening of the Bank's Columbia Center office facility in the second quarter of 2004. Average full-time equivalent employees decreased to 577 during the first six months of 2005, from 602 during the like period in 2004, a 4% decrease. This decrease in staffing levels was due primarily to the Company's efforts to limit the growth of noninterest expenses. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $27,000 in 2005 and $23,000 in 2004.

INCOME TAXES

         The effective tax rate increased to 25.6% for the six-month period ended June 30, 2005, from 21.1% for the prior year period. This increase was primarily due to a decline in the amount of state tax-advantaged investments as a result of the balance sheet deleveraging accomplished in the fourth quarter of 2004 and a continued reduction in such investments in 2005 primarily to fund loan growth.

C. RESULTS OF OPERATIONS - SECOND QUARTER 2005 AND 2004

         Second quarter net income of $7,797,000 ($0.53 per share-diluted) in 2005 was $1,404,000 or 22% above net income of $6,393,000 ($0.43 per share-diluted) shown for the same quarter of 2004. Annualized returns on average equity for these periods were 15.63% in 2005 versus 13.07% in 2004.
         Second quarter net interest income was $21,527,000 in 2005, an increase of 21% from $17,769,000 in 2004, reflecting an 83 basis point increase in net interest margin due largely to the balance sheet repositioning completed in the fourth quarter of 2004 and a 21% increase in average loans and leases. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 18%.
         The provision for loan and lease losses totaled $900,000 in the second quarter of 2005 compared to none in the second quarter of 2004. This increase was due to growth in the size of the loan portfolio. The Company experienced net charge-offs (recoveries) during the second quarter of 2005 and 2004 of ($35,000) and $132,000 respectively.

         Second quarter noninterest income was $9,053,000 in 2005, representing a 9% or $774,000 increase from the same period of 2004. Net securities gains, which are included in noninterest income, were $825,000 in the second quarter of 2005 versus $109,000 in the second quarter of 2004. Excluding net securities gains, noninterest income remained virtually level with the prior year period. Compared to the second quarter of 2004, the second quarter of 2005 reflected an increase of $194,000 or 19% in insurance agency commissions due primarily to higher premiums from commercial property and casualty lines ($42,000) and the acquisition of a small insurance agency ($77,000) in December, 2004. This increase was offset by a decline of $139,000 or 14% in gains on sales of mortgage loans in the second quarter of 2005 versus the same quarter of 2004.
         Second quarter noninterest expenses increased 6% or $1,053,000 to $19,153,000 in 2005 from $18,100,000 in 2004. This increase was mainly the result of increases in salaries and employee benefits of $1,224,000 or 12% due primarily to higher incentive compensation costs and increased benefits expenses.
         The second quarter effective tax rate increased to 25.9%, from the 19.6% recorded in the second quarter of 2004. This increase was primarily due to the balance sheet repositioning completed in the fourth quarter of 2004 and a 21% increase in average loans and leases.



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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information on the Company's purchases of its common stock during the six months ended June 30, 2005.

                    Issuer Purchases of Equity Securities (1)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               (c) Total Number of      (d) Maximum Number
                                                                               Shares Purchased as       that May Yet Be
                                                                                Part of Publicly        Purchased Under the
                             (a) Total Number of     (b) Average Price         Announced Plans or        Plans or Programs
Period                         Shares Purchased        Paid per Share               Programs                   (2)(3)
-----------------------------------------------------------------------------------------------------------------------------
January 2005                          0                       NA                        0                     622,592
-----------------------------------------------------------------------------------------------------------------------------
February 2005                         0                       NA                        0                     622,592
-----------------------------------------------------------------------------------------------------------------------------
March 2005                            0                       NA                        0                     622,592
-----------------------------------------------------------------------------------------------------------------------------
April 2005                         20,500                   31.95                    20,500                   602,092
-----------------------------------------------------------------------------------------------------------------------------
May 2005                           25,000                   31.25                    25,000                   577,092
-----------------------------------------------------------------------------------------------------------------------------
June 2005                             0                       NA                        0                     577,092
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes purchases of the Company's stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On May 24, 2005, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or approximately 732,000 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2005. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2007, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company's stock option and benefit plans, as well as for other corporate purposes.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting held on April 20, 2005, the shareholders of the Company elected three directors by the following vote:

Nominee                       For           Withheld
-----------------------------------------------------
John Chirtea               10,187,376       870,535
Hunter R. Hollar           10,560,253       497,658
Craig A. Ruppert           10,557,929       499,982

There were no solicitations in opposition to management's nominees and all such nominees were elected. All three director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Susan D. Goff, Robert L. Mitchell, Robert L. Orndorff, Jr., David
E. Rippeon, Solomon Graham, Gilbert L. Hardesty, Charles F. Mess, Lewis R. Schumann, and W. Drew Stabler.

Also at the annual meeting, the shareholders ratified the appointment of McGladrey & Pullen, LLP, as the independent auditors for 2005 by the following vote:
                                                                       Broker
                      For           Against         Withheld          Non Votes
                ---------------------------------------------------------------
                10,714,467           121,257          222,186             0


Also at the annual meeting, the shareholders approved the 2005 Omnibus Stock Plan by the following vote:

                                                                       Broker
                      For           Against         Withheld           Non Votes
                ----------------------------------------------------------------
                 5,193,499         3,268,371          112,932          2,483,109



Item 6. EXHIBITS

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

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /S/ HUNTER R. HOLLAR
    ---------------------
    Hunter R. Hollar
    President and Chief Executive Officer


Date: August 4, 2005





By:  /S/ PHILIP J. MANTUA
     --------------------
    Philip J. Mantua
    Executive Vice President and Chief Financial Officer


Date: August 4, 2005