Form 10-Q
period 2005-09-30
SANDY SPRING BANCORP INC
filed 2005-11-08
CIK 824410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from _________ to


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
YES    X      NO
    -------      -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES    X      NO
    -------      -------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES          NO    X
    ------      -------


         The number of shares of common stock outstanding as of October 20, 2005 is 14,773,483 shares.

                           SANDY SPRING BANCORP, INC.
                                      INDEX


                                                                                               PAGE
----------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
         September 30, 2005 and December 31, 2004.................................................1

         Consolidated Statements of Income for the Three and Nine
         Month Periods Ended September 30, 2005 and 2004..........................................2

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2005 and 2004 .........................................3

         Consolidated Statements of Changes in Stockholders' Equity for the
         Nine Month Periods Ended September 30, 2005 and 2004.....................................4

         Notes to Consolidated Financial Statements...............................................5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK .................................................................21

  ITEM 4. CONTROLS AND PROCEDURES................................................................21

PART II - OTHER INFORMATION

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............................21

  ITEM 6. EXHIBITS...............................................................................22

  SIGNATURES.....................................................................................23

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,    December 31,
(Dollars in thousands, except per share data)                                        2005             2004
----------------------------------------------------------------------------------------------------------------

ASSETS

  Cash and due from banks                                                          $    48,412      $    43,728
  Federal funds sold                                                                    12,639            5,467
  Interest-bearing deposits with banks                                                     802              610
  Residential mortgage loans held for sale (at fair value)                              25,826           16,211
  Investments available-for-sale (at fair value)                                       271,022          346,903
  Investments held-to-maturity -- fair value of $310,673 (2005) and
     $312,661 (2004)                                                                   301,227          305,293
  Other equity securities                                                               12,067           13,912
  Total loans and leases                                                             1,579,135        1,445,525
    Less: allowance for loan and lease losses                                          (16,268)         (14,654)
                                                                                   -----------      -----------
       Net loans and leases                                                          1,562,867        1,430,871
  Premises and equipment, net                                                           45,414           42,054
  Accrued interest receivable                                                           11,685           11,674
  Goodwill                                                                               8,554            7,335
  Other intangible assets                                                                8,364            9,866
  Other assets                                                                          74,481           75,419
                                                                                   -----------      -----------
     Total assets                                                                  $ 2,383,360      $ 2,309,343
                                                                                   ===========      ===========

LIABILITIES
  Noninterest-bearing deposits                                                     $   467,957      $   423,868
  Interest-bearing deposits                                                          1,336,931        1,308,633
                                                                                   -----------      -----------
      Total deposits                                                                 1,804,888        1,732,501
  Short-term borrowings                                                                279,427          231,927
  Subordinated debentures                                                               35,000           35,000
  Other long-term borrowings                                                            29,246           94,608
  Accrued interest payable and other liabilities                                        26,709           20,224
                                                                                   -----------      -----------
      Total liabilities                                                              2,175,270        2,114,260

STOCKHOLDERS' EQUITY
  Common stock -- par value $1.00; shares authorized 50,000,000; shares issued
     and outstanding 14,623,696 (2005) and 14,628,511 (2004)                            14,624           14,629
  Additional paid in capital                                                            21,019           21,522
  Retained earnings                                                                    172,369          156,315
  Accumulated other comprehensive income                                                    78            2,617
                                                                                   -----------      -----------
      Total stockholders' equity                                                       208,090          195,083
                                                                                   -----------      -----------
      Total liabilities and stockholders' equity                                   $ 2,383,360      $ 2,309,343
                                                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                            -----------------------------     --------------------------
(In thousands, except per share data)                           2005            2004             2005          2004
------------------------------------------------------------------------------------------------------------------------

Interest Income:
 Interest and fees on loans and leases                        $24,423          $18,142          $67,875          $51,337
 Interest on loans held for sale                                  422              172              812              522
 Interest on deposits with banks                                   32                3               58                8
 Interest and dividends on securities:
   Taxable                                                      2,925            5,472            9,210           17,537
   Exempt from federal income taxes                             3,275            3,678           10,284           10,780
Interest on federal funds sold                                    314              133              571              280
                                                              -------          -------          -------          -------
     TOTAL INTEREST INCOME                                     31,391           27,600           88,810           80,464

Interest Expense:
 Interest on deposits                                           5,700            3,412           14,743            9,136
 Interest on short-term borrowings                              2,413            4,717            6,530           12,167
 Interest on long-term borrowings                                 752            1,193            2,284            4,575
                                                              -------          -------          -------          -------
      TOTAL INTEREST EXPENSE                                    8,865            9,322           23,557           25,878
                                                              -------          -------          -------          -------
NET INTEREST INCOME                                            22,526           18,278           65,253           54,586
Provision for loan and lease losses                               600                0            1,600                0
                                                              -------          -------          -------          -------
NET INTEREST INCOME AFTER PROVISION                            21,926           18,278           63,653           54,586
  FOR LOAN AND LEASE LOSSES
Noninterest Income:
 Securities gains                                               1,761              138            2,601              475
 Service charges on deposit accounts                            2,050            1,886            5,705            5,635
 Gains on sales of mortgage loans                               1,205              714            2,825            2,511
 Fees on sales of investment products                             473              475            1,558            1,770
 Trust department income                                        1,116              813            2,932            2,551
 Insurance agency commissions                                   1,114              944            4,149            3,095
 Income from bank owned life insurance                            570              556            1,684            1,688
 Visa check fees                                                  556              498            1,597            1,419
 Other income                                                   1,267            1,429            3,954            4,178
                                                              -------          -------          -------          -------

      TOTAL NONINTEREST INCOME                                 10,112            7,453           27,005           23,322

Noninterest Expenses:
 Salaries and employee benefits                                11,373           10,295           34,116           30,402
 Occupancy expense of premises                                  2,099            1,861            5,987            5,304
 Equipment expenses                                             1,415            1,380            4,031            3,894
 Marketing                                                        253              385              947            1,380
 Outside data services                                            718              697            2,159            2,184
 Amortization of intangible assets                                501              486            1,502            1,459
 Other expenses                                                 2,385            2,779            7,592            8,074
                                                              -------          -------          -------          -------
      TOTAL NONINTEREST EXPENSES                               18,744           17,883           56,334           52,697
                                                              -------          -------          -------          -------
Income Before Income Taxes                                     13,294            7,848           34,324           25,211
Income Tax Expense                                              3,827            1,431            9,204            5,100
                                                              -------          -------          -------          -------
NET INCOME                                                    $ 9,467          $ 6,417          $25,120          $20,111
                                                              =======          =======          =======          =======

Basic Net Income Per Share                                      $0.65            $0.44            $1.72            $1.39
Diluted Net Income Per Share                                     0.64             0.44             1.70             1.37
Dividends Declared Per Share                                     0.21             0.20             0.62             0.58

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                       -----------------------------------

                                                                                           2005                 2004
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

 Net income                                                                       $  25,120             $  20,111

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                      5,025                 5,609
   Provision for loan and lease losses                                                1,600                     0
   Deferred Income Taxes (benefits)                                                  (1,402)                 (555)
   Origination of loans held for sale                                              (251,021)             (211,426)
   Proceeds from sales of loans held for sale                                       244,231               217,297
   Gains on sales of loans held for sale                                             (2,825)               (2,511)
   Gains on sales of premises and equipment                                             (21)                    0
   Securities gains                                                                  (2,601)                 (475)
   Net (increase) decrease in accrued interest receivable                               (11)                  612
   Net (increase) decrease in other assets                                            2,693                 3,224
   Net increase in accrued expenses and other liabilities                             6,486                   546
   Other - net                                                                          803                 1,177
                                                                                  ---------             ---------
      Net cash provided by operating activities                                      28,077                33,609
Cash flows from investing activities:
 Net (increase) decrease in interest-bearing deposits with banks                       (192)                  212
 Purchases of investments held-to-maturity                                                0               (25,035)
 Proceeds from sales of other equity securities                                       1,845                 1,259
 Purchases of investments available-for-sale                                        (82,245)             (397,218)
 Proceeds from sales of investments available-for-sale                               85,491               217,988
 Proceeds from the sales of other real estate owned                                     108                   153
 Proceeds from maturities, calls and principal payments of investments
   held-to-maturity                                                                   3,627                40,977
 Proceeds from maturities, calls and principal payments of investments
   available-for-sale                                                                70,887               214,639
 Net increase in loans and leases                                                  (133,683)             (212,055)
 Expenditures for premises and equipment                                             (7,010)               (6,861)
                                                                                  ---------             ---------
     Net cash provided by (used in) investing activities                            (61,172)             (165,941)

Cash flows from financing activities:
 Net increase in deposits                                                            72,387               147,812
 Net increase (decrease) in short-term borrowings                                     7,138               (20,157)
 Proceeds from long-term borrowings                                                       0                35,000
 Retirement of long-term borrowings                                                 (25,000)                    0
 Common stock purchased and retired                                                  (1,437)               (1,448)
 Proceeds from issuance of common stock                                                 929                   948
 Dividends paid                                                                      (9,066)               (8,414)
                                                                                  ---------             ---------
     Net cash provided by financing activities                                       44,951               153,741
                                                                                  ---------             ---------
Net increase in cash and cash equivalents                                            11,856                21,409
Cash and cash equivalents at beginning of period                                     49,195                49,067
                                                                                  ---------             ---------
Cash and cash equivalents at end of period                                        $  61,051             $  70,476
                                                                                  =========             =========
Supplemental Disclosures:
  Interest payments                                                               $  23,434             $  25,543
  Income tax payments                                                                 9,185                 4,303
Noncash Investing Activities:
  Transfers from loans to other real estate owned                                        73                     0
  Reclassification of borrowings from long-term to short-term                        40,362                35,462

See Notes to Consolidated Financial Statements.

  Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accum-
                                                                                                    ulated
                                                                                                    Other
                                                                                                    Compre-          Total
                                                                   Additional                       hensive          Stock-
   (Dollars in thousands, except per share         Common          Paid-in           Retained       Income           holders'
                   data)                           Stock           Capital           Earnings       (loss)           Equity
--------------------------------------------------------------------------------------------------------------------------------

Balances at January 1, 2005                           $14,629          $21,522         $156,315          $2,617        $195,083
Comprehensive income:
  Net income                                                                             25,120                          25,120
  Other comprehensive loss, net of tax
   effects and reclassification adjustment                                                               (2,539)        (2,539)
                                                                                                                     -----------
   Total comprehensive income                                                                                            22,581
Cash dividends - $0.62 per share                                                        (9,066)                         (9,066)
Common stock issued pursuant to:
  Director stock purchase plan- 1,693 shares                2               54                                               56
  Stock option plan - 23,486 shares                        23              437                                              460
  Employee stock purchase plan - 15,507 shares             16              397                                              413
  Stock repurchases - 45,500 shares                      (46)          (1,391)                                          (1,437)
                                                   -----------     ------------     ------------    ------------     -----------
Balances at September 30, 2005                        $14,624          $21,019         $172,369             $78        $208,090
                                                   ===========     ============     ============    ============     ===========
Balances at January 1, 2004                           $14,496          $18,970         $153,280          $6,703        $193,449
Comprehensive income:
  Net income                                                                             20,111                          20,111
  Other comprehensive loss, net of tax
  effects and reclassification adjustment                                                                (2,909)        (2,909)
                                                                                                                     -----------
   Total comprehensive income                                                                                            17,202
Cash dividends - $0.58 per share                                                        (8,414)                         (8,414)
Common stock issued pursuant to:
  Director stock purchase plan- 1,120 shares                1               39                                               40
  Stock option plan - 28,266 shares                        28              458                                              486
  Employee stock purchase plan - 14,417 shares             14              408                                              422
  Stock repurchases - 46,312 shares                      (46)          (1,402)                                          (1,448)
                                                   -----------     ------------     ------------    ------------     -----------
Balances at September 30, 2004                        $14,493          $18,473         $164,977          $3,794        $201,737
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

Note 1 - New Accounting Pronouncements

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

         In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue proposed FSP Issue 03-1-a as final. The final FSP, to be retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing guidance. FSP FAS 115-1 is expected to be issued in the fourth quarter of 2005. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP FAS 115-1 will affect the Company. Based on management's current evaluations, they do not anticipate that any material financial statement impact will result from the new accounting pronouncements.

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

In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X that delays the effective date of FAS 123 (R) to fiscal years beginning after June 15, 2005. The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented (in note 2 below) and in prior filings for the Company have been calculated using a binomial option pricing model and may not be indicative of amounts that should be expected in future periods. No decisions have been made as to whether the Company will apply the modified prospective or retrospective method of application.

In May 2005, the FASB published FASB Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154" or the "Statement"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. FAS 154 is effective for accounting changes and corrections of errors made in 2006. Management does not expect the adoption of this Statement to have a material impact on the Company's consolidated financial statements.

Note 2 - Stock Option Plan

         At September 30, 2005, the Company had options outstanding under two stock-based employee compensation plans, the 1992 stock option plan and the 1999 stock option plan (both expired but having outstanding options that may still be exercised). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods indicated.

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                      -----------------------------------------------------------------------
    (In thousands, except per share data)                   2005             2004               2005            2004
    -------------------------------------------------------------------------------------------------------------------------
    Net income, as reported                             $     9,467     $     6,417     $     25,120      $      20,111
    Less pro forma stock-based employee
       compensation expense determined
       under fair value based method, net
       of related tax effects                                  (304)           (310)            (849)              (930)
                                                      -----------------------------------------------------------------------
    Pro forma net income                                $     9,163     $     6,107    $      24,271     $       19,181
                                                      =======================================================================

    Net income per share:
       Basic - as reported                              $       0.65    $       0.44    $        1.72     $        1.39
       Basic - pro forma                                $       0.63    $       0.42    $        1.66     $        1.32
       Diluted - as reported                            $       0.64    $       0.44    $        1.70     $        1.37
       Diluted - pro forma                              $       0.62    $       0.42    $        1.65     $        1.30

The Company has established the Sandy Spring Bancorp 2005 Omnibus Stock Plan (the "2005 Stock Plan") which was approved by shareholders at its 2005 annual meeting on April 20, 2005 and became effective on July 19, 2005. This plan replaces the 1999 Stock Option Plan and authorizes awards for up to 1,800,000 shares of Company stock over its ten-year term. No awards have yet been granted under the 2005 Stock Plan. The 2005 Stock Plan is administered by a committee (the "Committee") of at least three members of the Board of Directors who are independent directors. The Committee may grant options that qualify as incentive stock options under the Internal Revenue Code, other stock options, stock appreciation rights, and restricted stock to directors and key employees designated by the Committee.

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

(Dollars and amounts in thousands, except                           Three Months Ended                Nine Months Ended
  Per share data)                                                      September 30,                    September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                    2005          2004              2005           2004
                                                                    ----          ----              ----           ----
Basic:
 Net income available to common stockholders                          $9,467         $6,417          $25,120          $20,111
 Average common shares outstanding                                    14,620         14,499           14,626           14,506
     Basic net income per share                                        $0.65          $0.44            $1.72            $1.39
                                                                ============================     =============================
Diluted:
 Net income available to common stockholders                          $9,467         $6,417          $25,120          $20,111

 Average common shares outstanding                                    14,620         14,499           14,626           14,506
 Stock option adjustment                                                 115            175              113              199
                                                                ----------------------------     -----------------------------
   Average common shares outstanding-diluted                          14,735         14,674           14,739           14,705
     Diluted net income per share                                      $0.64          $0.44            $1.70            $1.37
                                                                ============================     =============================

         Options for 364,335 shares and 187,907 shares of common stock were not included in computing diluted net income per share for the three months and nine months ended September 30, 2005 and 2004 respectively, because their effects are antidilutive.

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

         Net periodic benefit cost for the three and nine month periods ended September 30 includes the following components:

                                                        Three months Ended                Nine months Ended
-------------------------------------------------------------------------------------------------------------------
                                                          September 30,                     September 30,
 (In thousands)                                        2005           2004             2005                  2004
-------------------------------------------------------------------------------------------------------------------

Service cost for benefits earned                       $   406       $   395           $ 1,217           $ 1,184
Interest cost on projected benefit obligation              273           232               819               697
Expected return on plan assets                            (288)         (259)             (862)             (778)
Amortization of prior service cost                         (15)          (16)              (47)              (47)
Recognized net actuarial loss                               83            82               251               246
                                                       -------       -------           -------           -------
Net periodic benefit cost                              $   459       $   434           $ 1,378           $ 1,302
                                                       =======       =======           =======           =======

Cash and Deferred Profit Sharing Plan

         The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $1.8 million and $594,000 for the nine month period ended September 30, 2005 and 2004, respectively and $467,000 and $201,000 for the three month period ended September 30, 2005 and 2004, respectively.

         The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $1.9 million and $14,000 for the nine months ended September 30, 2005 and 2004, respectively and $461,000 and $0 for the three months ended September 30, 2005 and 2004, respectively.

         The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives' retirement dates. The Company had expenses related to the SERAs of $420,000 and $233,000 for the nine months ended September 30, 2005 and 2004, respectively and $143,000 and $118,000 for the three months ended September 30, 2005 and 2004, respectively.

         The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $128,000 and $193,000 for the nine months ended September 30, 2005 and 2004, respectively and $0 and $64,000 for the three months ended September 30, 2005 and 2004, respectively.


Note 5 - Unrealized Losses on Investments

         Shown below is information that summarizes the gross unrealized losses and fair value for the Company's available-for-sale and held-to-maturity investment portfolios.

         Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2005 and 2004 are as follows:

                                                                    Continuous unrealized losses
             (In thousands)                                                 existing for:
                                                                -----------------------------------
       Available for sale as of September 30,                         Less than 12      More than 12    Total Unrealized
                      2005                        Fair Value            months            months            Losses
                                             ------------------ ----------------  -------------------   ----------------
U.S. Agency                                      $209,765              $    953           $  1,351          $  2,304
U.S. Treasury Notes                                   595                     5                  0                 5
Mortgage-backed                                       364                     2                  4                 6
                                                 --------              --------           --------          --------
                                                 $210,724              $    960           $  1,355          $  2,315
                                                 ========              ========           ========          ========

                                                                    Continuous unrealized losses
             (In thousands)                                                 existing for:
                                                                -----------------------------------
       Available for sale as of September 30,                         Less than 12      More than 12    Total Unrealized
                      2004                        Fair Value            months            months            Losses
                                             ------------------ ----------------  -------------------   ----------------

U.S. Agency                                      $281,877           $  1,441              $    475           $  1,916
State and municipal                                10,020                 57                    56                113
Mortgage-backed                                     9,172                 89                     3                 92
Corporate Bonds                                     1,262                  3                     0                  3
                                                 --------           --------              --------           --------
                                                 $302,331           $  1,590              $    534           $  2,124
                                                 ========           ========              ========           ========

         Approximately 100% and 99% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of September 30, 2005 and 2004 respectively are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of September 30, 2005 and 2004 all have modest duration risk (1.41 years in 2005 and 2.76 years in 2004), low credit risk, and minimal loss (approximately 1% in 2005 and 2004) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

         Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position a September 30, 2005 and 2004 are as follows:

                                                                    Continuous unrealized  losses
             (In thousands)                                                 existing for:
                                                                -----------------------------------
       Held to Maturity as of September 30,                        Less than 12      More than 12       Total Unrealized
                      2005                        Fair Value         months            months               Losses
                                             ------------------ ----------------  -------------------   ----------------
     U.S. Agency                                  $34,021            $   375              $     0              $   375
     State and municipal                           16,376                 17                  121                  138
                                                  -------            -------              -------              -------
                                                  $50,397            $   392              $   121              $   513
                                                  =======            =======              =======              =======


                                                                    Continuous unrealized  losses
             (In thousands)                                                 existing for:
                                                                -----------------------------------
       Held to Maturity as of September 30,                        Less than 12      More than 12       Total Unrealized
                      2004                        Fair Value         months            months               Losses
                                             ------------------ ----------------  -------------------   ----------------
U.S. Agency                                        $21,320            $    19           $     0              $    19
State and municipal                                 59,353                298               580                  878
                                                   -------            -------           -------              -------
                                                   $80,673            $   317           $   580              $   897
                                                   =======            =======           =======              =======

         Approximately 97% and 87% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of September 30, 2005 and 2004, respectively, are rated AAA and 3% and 13% as of September 30, 2005 and 2004, respectively, are rated Aa1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (3.98 years in 2005 and 3.39 years in 2004), low credit risk, and minimal losses (approximately 1% in 2005 and 2004) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company's intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.


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

         The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $446,000 for both of the quarters ended September 30, 2005 and 2004. For the first nine months ended September 30, 2005 and 2004, such amortization totaled $1.3 million in both periods.

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

         The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is a "small ticket" by industry standards, averaging less than $30,000, with individual leases generally not exceeding $250,000. Major revenue sources include interest income. Expenses include personnel and support charges.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)                        Community                                          Inter-Segment
                                       Banking          Insurance          Leasing        Elimination           Total
--------------------------------------------------------------------------------------------------------------------------
Quarter ended
September 30, 2005

   Interest income                   $   31,062        $       12        $      472        $     (155)        $   31,391
   Interest expense                       8,877                 0               143              (155)             8,865
   Provision for loan
     and lease losses                       600                 0                 0                 0                600
   Noninterest income                     8,819             1,220               233              (160)            10,112
   Noninterest expenses                  17,503             1,151               250              (160)            18,744
                                     ----------        ----------        ----------        ----------         ----------
   Income (loss) before
   income taxes                          12,901                81               312                 0             13,294
   Income tax expense                     3,671                32               124                 0              3,827
                                     ----------        ----------        ----------        ----------         ----------
   Net income (loss)                 $    9,230        $       49        $      188        $        0         $    9,467
                                     ==========        ==========        ==========        ==========         ==========
   Assets                            $2,382,801        $    9,669        $   25,051        $  (34,161)        $2,383,360

Quarter ended
September 30, 2004

   Interest income                   $   27,331        $        3        $      386              (120)        $   27,600
   Interest expense                       9,326                 0               116              (120)             9,322
   Provision for loan
     and lease losses                         0                 0                 0                 0                  0
   Noninterest income                     6,183             1,116               253               (99)             7,453
   Noninterest expense                   16,855               890               237               (99)            17,883
                                     ----------        ----------        ----------        ----------         ----------
   Income before income taxes             7,333               229               286                 0              7,848
   Income tax expense                     1,201                90               140                 0              1,431
                                     ----------        ----------        ----------        ----------         ----------
   Net income                        $    6,132        $      139        $      146        $        0         $    6,417
                                     ==========        ==========        ==========        ==========         ==========

   Assets                            $2,505,728        $    7,868        $   19,074        $  (26,368)        $2,506,302

(In thousands)                        Community                                          Inter-Segment
                                       Banking          Insurance          Leasing        Elimination           Total
--------------------------------------------------------------------------------------------------------------------------
Year to Date
September 30, 2005

   Interest income                    $   87,844        $       25        $    1,324        $     (383)        $   88,810
   Interest expense                       23,582                 0               358              (383)            23,557
   Provision for loan
     and lease losses                      1,600                 0                 0                 0              1,600
   Noninterest income                     22,152             4,564               817              (528)            27,005
   Noninterest expenses                   52,793             3,405               664              (528)            56,334
                                      ----------        ----------         ----------        ----------        ----------
   Income (loss) before
     income taxes                         32,021             1,184             1,119                 0             34,324
   Income tax expense                      8,292               469               443                 0              9,204
                                      ----------        ----------         ----------        ----------        ----------
   Net income (loss)                  $   23,729        $      715        $      676        $        0         $   25,120
                                      ==========        ==========        ==========         ==========        ==========
   Assets                             $2,382,801        $    9,669        $   25,051        $  (34,161)        $2,383,360

Year to Date
September 30, 2004

   Interest income                    $   79,611        $        6        $    1,223              (376)        $   80,464
   Interest expense                       25,885                 0               369              (376)            25,878
   Provision for loan
     and lease losses                          0                 0                 0                  0                 0
   Noninterest income                     19,183             3,709               775              (345)            23,322
   Noninterest expense                    49,710             2,673               659              (345)            52,697
                                      ----------        ----------         ----------        ----------        ----------
   Income before income taxes             23,199             1,042               970                 0             25,211
   Income tax expense                      4,276               413               411                 0              5,100
                                      ----------        ----------         ----------        ----------        ----------

   Net income                         $   18,923        $      629        $      559        $        0         $   20,111
                                      ==========        ==========        ==========         ==========        ==========

   Assets                             $2,505,728        $    7,868        $   19,074        $  (26,368)        $2,506,302

Note 7 - Subsequent Events


On October 3, 2005 the Company completed its acquisition of West Financial Services, Inc. (WFS) located in McLean, Virginia. WFS is an asset management and financial planning company with over $550 million in assets under management. Under the terms of the acquisition agreement, the shareholders of WFS received a combination of stock and cash totaling approximately $5.9 million. Additional payments may be made in 2006, 2007 and 2008, contingent on the financial results attained by WFS over the above periods.

The acquisition is being accounted for using purchase accounting, which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining purchase price being recorded as an intangible asset and/or goodwill. Any subsequent contingent payments described above will be recorded as goodwill. The Company expects to record certain intangible assets and goodwill as a result of the acquisition accounting. The Company is in the process of completing its fair value analysis and will determine the allocation of the purchase price to the fair value of net assets acquired and goodwill during the fourth quarter of 2005.

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

THE COMPANY

         The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty-one community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's Counties in Maryland, together with an insurance subsidiary, an equipment leasing company and, effective October 3, 2005, an investment advisory company in McLean, Virginia.

         The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2005, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 43% of the Company's loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 57%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

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

Table 1 - GAAP based and traditional efficiency ratios

                                                            Three Months Ended                     Nine Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                              September 30,                          September 30,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     2005              2004                2005                2004
-------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses-GAAP based                           $18,744          $17,883             $56,334             $52,697
Net interest income plus noninterest income-
  GAAP based                                               32,638           25,731              92,258              77,908

   Efficiency ratio-GAAP based                              57.43%           69.50%              61.06%              67.64%
                                                          =======          =======             =======             =======

Noninterest expenses-GAAP based                           $18,744          $17,883             $56,334             $52,697
  Less non-GAAP adjustment:
    Amortization of intangible assets                         501              486               1,502               1,459
                                                          -------          -------             -------             -------
      Noninterest expenses-traditional ratio               18,243           17,397              54,832              51,238

Net interest income plus noninterest income-
  GAAP based                                               32,638           25,731              92,258              77,908
    Plus non-GAAP adjustment:
      Tax-equivalency                                       1,853            2,175               5,328               6,059
    Less non-GAAP adjustments:
       Securities gains (losses)                            1,761              138               2,601                 475
                                                          -------          -------             -------             -------
          Net interest income plus noninterest
            Income - traditional ratio                     32,730           27,768              94,985              83,492

   Efficiency ratio - traditional                           55.74%           62.65%              57.73%              61.37%
                                                          =======          =======             =======             =======

A. FINANCIAL CONDITION

         The Company's total assets were $2,383,360,000 at September 30, 2005, compared to $2,309,343,000 at December 31, 2004, increasing $74,017,000 or 3%
during the first nine months of 2005. Earning assets increased by 3%, to $2,202,718,000 at September 30, 2005, from $2,133,921,000 at December 31, 2004.

         Total loans and leases, excluding loans held for sale, increased 9% or $133,610,000 during the first nine months of 2005, to $1,579,135,000. During this period, all three major loan categories showed increases. These increases occurred in residential real estate loans, which increased by $34,544,000 or 7%, attributable in large part to residential mortgage loan growth; in consumer loans which increased by $18,291,000 or 6%, primarily reflecting higher home equity lines; and in commercial loans and leases, which increased by $80,775,000 or 13%, due predominantly to growth in commercial loans secured by real estate. Residential mortgage loans held for sale increased by $9,615,000 from December 31, 2004, to $25,826,000 at September 30, 2005.


Table 2 - Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)                             September 30, 2005                     %       December 31, 2004                 %
----------------------------------------------------------------------------------------------------------------------------------
Residential real estate                       $   544,348                          34%             $   509,804                  35%
Commercial loans and leases                       707,394                          45                  626,619                  43
Consumer                                          327,393                          21                  309,102                  22
                                              -----------                   ---------              -----------          ----------
    Total Loans and Leases                      1,579,135                         100%               1,445,525                 100%
                                                                            =========                                   ==========
Less:  Allowance for credit losses                (16,268)                                             (14,654)
                                              -----------                                          -----------
    Net loans and leases                      $ 1,562,867                                          $ 1,430,871
                                              ===========                                          ===========

         The total investment portfolio decreased by 12% or $81,792,000 from December 31, 2004, to $584,316,000 at September 30, 2005, primarily to support loan growth. The decrease was driven primarily by a decline of $75,881,000 or 22% of available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $7,364,000 during the first nine months of 2005, reaching $13,441,000 at September 30, 2005.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)                                       September 30, 2005        %             December 31, 2004          %
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            $  467,957              26%              $  423,868            25%
Interest-bearing deposits:
  Demand                                                   227,960              13                  241,378            14
  Money market savings                                     374,309              21                  371,517            21
  Regular savings                                          207,646              11                  228,301            13
  Time deposits less than $100,000                         291,010              16                  275,671            16
  Time deposits $100,000 or more                           236,006              13                  191,766            11
                                                        ----------             ---               ----------           ---
    Total interest-bearing                               1,336,931              74                1,308,633            75
                                                        ----------             ---               ----------           ---
       Total deposits                                   $1,804,888             100%              $1,732,501           100%
                                                        ==========             ===               ==========           ===

         Total deposits were $1,804,888,000 at September 30, 2005, increasing $72,387,000 or 4% from $1,732,501,000 at December 31, 2004. During the first nine months of 2005, growth rates of 10% were achieved for noninterest-bearing demand deposits (up $44,089,000), 1% for money market savings (up $2,792,000), 6% for time deposits of less than $100,000 (up $15,339,000) and 23% for time deposits of $100,000 or more (up $44,240,000). Over the same period, decreases of 9% were recorded for interest-bearing regular savings (down $20,655,000), and 6% for interest bearing demand deposits (down $13,418,000).

         Total borrowings were $343,673,000 at September 30, 2005, which represented a decrease of $17,862,000 or 5% from December 31, 2004, primarily reflecting management's efforts to reduce the overall cost of funds.

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

ANALYSIS
         Measures of net interest income at risk produced by simulation analysis are indicators of an institution's short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME

     --------------------------------------------------------------------------------------------------------------------------
     CHANGE IN NET INTEREST INCOME:         + 400 BP      + 300 BP       + 200 BP      + 100 BP      - 100 BP     - 200 BP
     --------------------------------------------------------------------------------------------------------------------------
     POLICY LIMIT                           30%           25%            20%           15%           15%          20%
     September 2005                         +2.63         +0.78          -0.58         +0.27         -0.12        -6.53
     December 2004                          +0.97         -0.06          -0.48         +0.62         -2.45

         All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -200bp level, with a measure of -6.53%. This is also well within our prescribed policy limit of 20%. The -200bp shock level was not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time. The maintenance of the net interest income sensitivity is consistent with management's decision to reduce the size and duration of the investment portfolio in the third quarter of 2005 in anticipation of rising interest rates in the future and to support the funding of loan growth.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

     ----------------------------------------------------------------------------------------------------------------------------
     DECREASE IN ECONOMIC VALUE OF EQUITY:    + 400 BP       + 300 BP      + 200 BP      + 100 BP      - 100 BP      -200 BP
     ----------------------------------------------------------------------------------------------------------------------------
     POLICY LIMIT                             60%            40%           22.5%         10.0%           12.5%         22.5%
     September 2005                           -8.47          -5.57         -3.06         -0.70           -1.69         -7.88
     December 2004                            -22.44         -17.07        -9.98         -2.12           -1.04

         Measures of the economic value of equity (EVE) at risk improved over year-end 2004 in all but the -100bp interest rate shock level. A reduction in the size of the investment portfolio, as well as core deposit balance growth and an increase in core deposit estimated lives were key contributors to the improved risk position. The -200bp shock level was not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time. The economic value of equity exposure at +200bp is now -3.06% compared to -9.98% at year-end 2004, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

LIQUIDITY

         Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay -downs of securities, earnings, growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model's projection of a funds' sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2005 showed short-term investments exceeding short-term borrowings over the subsequent 90 days by $57,946,000, which increased from a shortfall of $34,799,000 at December 31, 2004. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

         The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $703,031,000 from the Federal Home Loan Bank of Atlanta, of which $124,696,000 was outstanding at September 30, 2005. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $269,614,000 at September 30, 2005, against which there were outstandings of $25,000,000. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2005.

         The following is a schedule of significant commitments at September 30, 2005:
                                                                 (In thousands)
         Commitments to extend credit:
           Unused lines of credit (home equity and business)         $370,090
           Other commitments to extend credit                         164,824
         Standby letters of credit                                     37,006
                                                                     --------
                                                                     $571,920

CAPITAL MANAGEMENT

         The Company recorded a total risk-based capital ratio of 13.90% at September 30, 2005, compared to 13.82% at December 31, 2004; a tier 1 risk-based capital ratio of 12.97%, compared to 12.92%; and a capital leverage ratio of 9.55%, compared to 8.67%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2005, is appropriate.

         Stockholders' equity for September 30, 2005, totaled $208,090,000, representing an increase of $13,007,000 or 7% from $195,083,000 at December 31, 2004. Accumulated other comprehensive income, a component of stockholders' equity comprised of unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 97% or $2,539,000 from December 31, 2004 to $78,000 at September 30, 2005.

         Internal capital generation (net income less dividends) added $16,054,000 to total stockholders' equity during the first nine months of 2005. When internally formed capital is annualized and expressed as a percentage of average total stockholders' equity, the resulting rate was 11% compared to 2% reported for the full-year 2004.

         External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $929,000 during the nine month period ended September 30, 2005. However, share repurchases amounted to $1,437,000 from December 31, 2004 through September 30, 2005, for a net decrease in stockholders' equity from these sources of $508,000.

         Dividends for the first nine months of the year were $0.62 per share in 2005, compared to $0.58 per share in 2004, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 36% versus 42%.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         Net income for the first nine months of the year increased $5,009,000 or 25% to $25,120,000 in 2005 from $20,111,000 in 2004, representing annualized returns on average equity of 16.74% and 13.65%, respectively. Diluted earnings per share (EPS) for the first nine months of the year were $1.70 in 2005, compared to $1.37 in 2004.

         The primary factor driving the growth in net income was the increase in the net interest income that was due primarily to the balance sheet repositioning completed in the fourth quarter of 2004. The increase in noninterest income, due primarily to the increase in securities gains and insurance agency commissions, was offset by an increase in noninterest expenses, largely resulting from increased salary and employee benefits expenses.

         The net interest margin increased by 76 basis points to 4.39% for the nine months ended September 30, 2005, from 3.63% for the same period of 2004, as the net interest spread increased by 71 basis points. These results reflect to a large extent the balance sheet repositioning accomplished in the fourth quarter of 2004.

TABLE 4 - CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

(Dollars in thousands and tax equivalent)                             For the nine months ended September 30,
                                                                      2005                               2004
                                               -------------------------------------------------------------------------------------
                                                  Average         Annualized      Average      Average     Annualized       Average
                                                  Balance          Interest      Yield/Rate    Balance      Interest      Yield/Rate
                                                                                    (1)                                       (1)
                                               -------------------------------------------------------------------------------------
Assets
    Total loans and leases (2)                       $1,514,796    $   91,769         6.06%  1,253,243     $   69,234         5.52%
    Total securities                                    608,712        33,162         5.45     942,167         45,656         4.85
    Other earning assets                                 27,169           838         3.08      34,211            384         1.12
                                                      ----------   ----------               ----------    -----------
       TOTAL EARNING ASSETS                           2,150,677       125,769        5.85%   2,229,621        115,274         5.17%
    Nonearning assets                                   177,908                                165,415
                                                     ----------                             ----------
       Total assets                                  $2,328,585                             $2,395,036
                                                     ==========                             ==========

Liabilities and Stockholders' Equity
    Interest-bearing demand deposits                 $  238,118    $      630         0.26%  $ 230,598     $      671         0.29%
    Money market savings deposits                       376,951         5,608         1.49     368,261          2,143         0.58
    Regular savings deposits                            220,055           765          .35     211,241            762         0.36
    Time deposits                                       485,045        12,709         2.62     430,664          8,628         2.00
                                                      ----------    ----------               ----------    -----------
       Total interest-bearing deposits                1,320,169        19,712         1.49   1,240,764         12,204         0.98
    Short-term borrowings                               281,771         8,654         3.07     405,277         16,013         3.95
    Long-term borrowings                                 66,490         3,036         4.57     144,825          6,049         4.18
                                                      ----------    ----------               ----------    -----------
       Total interest-bearing liabilities             1,668,430        31,402         1.88   1,790,866         34,266          1.91
                                                                               -----------                              -----------
    Noninterest-bearing demand deposits                 438,455                                386,194
    Other noninterest-bearing liabilities                21,044                                 21,125
    Stockholders' equity                                200,656                                196,851
                                                     ----------                            -----------
       Total liabilities and stockholders' equity    $2,328,585                             $2,395,036
                                                     ==========                            ===========
    Net interest spread                                                               3.97%                                   3.26%
                                                                                ==========                              ==========
    Net interest margin (3)                                                           4.39%                                   3.63%
                                                                                ==========                              ==========
    Ratio of average earning assets to
       Average interest-bearing liabilities              128.90%                                124.50%
                                                     ==========                              ==========

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table (on an annual basis) to compute yields were $7,124,000 and $8,093,000 for the nine months ended September 30, 2005 and 2004, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

NET INTEREST INCOME

         Net interest income for the first nine months of the year was $65,253,000 in 2005, an increase of 20% from $54,586,000 in 2004, due primarily to the balance sheet repositioning completed in the fourth quarter of 2004 and a 21% increase in average loans compared to the first nine months of 2004. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also increased by 16%, to $70,581,000 in 2005 from $60,645,000 in 2004. The effects of average balances, yields and rates are presented in Table 4.

         For the first nine months, total interest income increased by $8,346,000 or 10% in 2005, compared to 2004. On a non-GAAP tax-equivalent basis, interest income increased by 9%. Average earning assets declined by 4% versus the prior period, to $2,150,677,000 from $2,229,621,000, while the average yield earned on those assets increased by 68 basis points to 5.85%. Comparing the first nine months of 2005 versus 2004, average total loans and leases grew by 21% to $1,514,796,000 (70% of average earning assets, versus 56% a year ago), while recording a 54 basis point increase in average yield to 6.06%. Average residential real estate loans increased by 17% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 18% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 26% (due to increases in all categories of commercial loans and leases). Over the same period, average total securities decreased by 35% to $608,712,000 (28% of average earning assets, versus 42% a year ago), while the average yield earned on those assets increased by 60 basis points to 5.45%.

         Interest expense for the first nine months of the year decreased by $2,321,000 or 9% in 2005 compared to 2004. Average total interest-bearing liabilities decreased by 7% over the prior year period, while the average rate paid on these funds also decreased, by 3 basis points to 1.88%. As shown in Table 4, interest-bearing demand deposits, regular savings deposits and short-term borrowings recorded declines in average rate. These declines were partially offset by increases in the rates paid on money market savings deposits, time deposits and long-term borrowings.

Table 5 - Effect of Volume and Rate Changes on Net Interest Income

                                                               2005 vs. 2004                        2004 vs. 2003
 -----------------------------------------------------------------------------------------------------------------------
                                            Increase           Due to Change         Increase       Due to Change
                                               Or               In Average:*            Or           In Average:*
 (In thousands and tax equivalent)         (Decrease)       Volume        Rate      (Decrease)    Volume       Rate
 -----------------------------------------------------------------------------------------------------------------------
 Interest income from earning assets:
   Loans and leases                      $       16,828   $    11,534   $    5,294  $   2,426  $   (4,336)  $    6,762
   Securities                                    (8,823)      (10,576)       1,753     (6,802)     (3,733)      (3,069)
   Other investments                                341           (70)         411         15          12            3
                                        ---------------   -----------   ----------  ---------  ----------   ----------
      Total interest income                       8,346           888        7,458     (4,361)     (8,057)       3,696
 Interest expense on funding of earning
    assets:
   Interest-bearing demand deposits                 (32)           16          (48)       142           66          76
   Regular savings deposits                           2            23          (21)       183          108          75
   Money market savings deposits                  2,590            39        2,551       (359)       (166)        (193)
   Time deposits                                  3,047           889        2,158     (1,719)       (169)      (1,550)
   Total borrowings                              (7,928)       (5,434)      (2,494)    (1,321)     (1,345)          24
                                         --------------   -----------   ----------  ---------  ----------   ----------
      Total interest expense                     (2,321)       (4,467)       2,146     (3,074)     (1,506)      (1,568)
                                         --------------   -----------   ----------  ---------  ----------   ----------
        Net interest income              $       10,667   $     5,355   $    5,312  $  (1,287) $   (6,551)  $    5,264
                                         ==============   ===========   ==========  =========  ===========  ===========

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

         The provision for loan and lease losses totaled $1.6 million for the first nine months of 2005 compared to none in the same period of 2004. The Company experienced net charge-offs (recoveries) during the first nine months of 2005 and 2004 of ($14,000) and $88,000, respectively.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2005, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.03% of total loans and leases at September 30, 2005 and 1.01% at December 31, 2004. The allowance increased during the first nine months of 2005 by $1.6 million, from $14,654,000 at December 31, 2004, to $16,268,000 at September 30, 2005. The increase in the allowance during the first nine months of 2005 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

         Nonperforming loans and leases increased by $1,532,000 from $1,789,000 at December 31, 2004 to $3,321,000 at September 30, 2005, while nonperforming assets increased by $1,514,000 for the same period to $3,321,000 at September 30, 2005. Expressed as a percentage of total assets, nonperforming assets increased to 0.14% at September 30, 2005 from 0.08% at December 31, 2004. The allowance for loan and lease losses represented 490% of nonperforming loans and leases at September 30, 2005, compared to coverage of 819% at December 31, 2004. The increase in nonperforming loans and leases was due primarily to four commercial loans totaling $1.5 million that are either pending permanent outside take-out financing or are well-secured by collateral and thus no significant losses are expected. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at September 30, 2005 and $18,000 at December 31, 2004. The balance of impaired loans and leases was $985,000 at September 30, 2005, with specific reserves against those loans of $560,000, compared to $690,000 at December 31, 2004, with specific reserves of $251,000.

Table 6 -- Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                                          Nine Months Ended        Twelve Months Ended
                                                          September 30, 2005        December 31, 2004
---------------------------------------------------------------------------------------------------------
Balance, January 1                                             $ 14,654                $ 14,880
Provision for credit losses                                       1,600                       0
Loan charge-offs:
  Residential real estate                                             0                    (109)
  Commercial loans and leases                                       (70)                   (173)
  Consumer                                                          (30)                   (214)
                                                               --------                --------
    Total charge-offs                                              (100)                   (496)
Loan recoveries:
  Residential real estate                                            49                      54
  Commercial loans and leases                                        57                     169
  Consumer                                                            8                      47
                                                               --------                --------
    Total recoveries                                                114                     270
                                                               --------                --------
Net recoveries (charge-offs)                                         14                    (226)
                                                               --------                --------
      Balance, period end                                      $ 16,268                $ 14,654
                                                               ========                ========
Net recoveries (charge-offs) to average loans and
     leases (annual basis)                                         0.00%                  (0.02)%
Allowance to total loans and leases                                1.03%                   1.01%

The following table presents nonperforming assets at the dates indicated:

                                                           September 30, 2005    December 31, 2005
----------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                           $1,032               $  746
Loans and leases 90 days past due                                       2,289                1,043
                                                                       ------               ------
  Total nonperforming loans and leases*                                 3,321                1,789
Other real estate owned                                                     0                   18
                                                                       ------               ------
  Total nonperforming assets                                           $3,321               $1,807
                                                                       ======               ======
Nonperforming assets to total assets                                     0.14%                0.08%
----------------------------------------------------------------------------------------------------

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $8,092,000 at September 30, 2005, compared to $7,801,000 at December 31, 2004. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income was $27,005,000 for the nine-month period ended September 30, 2005, a 16% or $3,683,000 increase from the same period of 2004. Net securities gains, which are included in noninterest income, were $2,601,000 in 2005 versus $475,000 in 2004. The increase in net securities gains was due primarily to a gain on the sale of stock in another financial institution. Excluding net securities gains, noninterest income increased 7% or $1,557,000 over the prior year period. Excluding such securities gains, the increase in noninterest income for the first nine months of 2005 was due primarily to an increase of $1,054,000 or 34% in insurance agency commissions, resulting from higher premiums from existing commercial property and casualty lines ($586,000) and the acquisition of a small insurance agency ($468,000) in December, 2004. In addition, Visa check fees increased $178,000 or 13% reflecting a growing volume of electronic checking transactions, trust department income increased $381,000 or 15%, and the gain on sale of mortgage loans increased $314,000 or 13%. These increases were somewhat offset by a decline in fees on sales of investment products of $212,000 or 12% due largely to an increased emphasis on the sale of investment products that pay annual fees as opposed to one-time up-front fees. This strategy provides a more consistent long-term source of income and is consistent with the Bank's long-term client relationship management goals.

         Total noninterest expenses were $56,334,000 for the nine-month period ended September 30, 2005, a 7% or $3,637,000 increase from the same period in 2004. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first nine months of 2005 occurred in salaries and employee benefits which increased $3,714,000 or 12% as a result of higher incentive compensation costs and increased benefits expenses. Occupancy and equipment expenses increased $683,000 or 13%, as a result of the opening of the Bank's Columbia Center office facility in the second quarter of 2004 and the opening of two new branches in 2005. Average full-time equivalent employees decreased to 582 during the first nine months of 2005, from 585 during the like period in 2004, a 1% decrease. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $43,000 in 2005 and $34,000 in 2004.

INCOME TAXES

         The effective tax rate increased to 26.8% for the nine-month period ended September 30, 2005, from 20.2% for the prior year period. This increase was primarily due to a decline in the amount of state tax-advantaged investments, the growth in the loan portfolio and the increase in noninterest income which is taxed at a full statutory rate.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2005 AND 2004

         Third quarter net income of $9,467,000 ($0.64 per share-diluted) in 2005 was $3,050,000 or 48% above net income of $6,417,000 ($0.44 per share-diluted) shown for the same quarter of 2004. Annualized returns on average equity for these periods were 18.31% in 2005 versus 12.89% in 2004.

         Third quarter net interest income was $22,526,000 in 2005, an increase of 23% from $18,278,000 in 2004, reflecting an 85 basis point increase in net interest margin due largely to the balance sheet repositioning completed in the fourth quarter of 2004 and a 19% increase in average loans and leases. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 19%.

         The provision for loan and lease losses totaled $600,000 in the third quarter of 2005 compared to none in the third quarter of 2004. The Company experienced net charge-offs (recoveries) during the third quarter of 2005 and 2004 of $5,000 and ($48,000) respectively.

         Third quarter noninterest income was $10,112,000 in 2005, representing a 36% or $2,659,000 increase from the same period of 2004. Net securities gains, which are included in noninterest income, were $1,761,000 in the third quarter of 2005 versus $138,000 in the third quarter of 2004. Excluding net securities gains, noninterest income increased $1,036,000 or 14% compared with the prior year period. Compared to the third quarter of 2004, the third quarter of 2005 reflected an increase of $170,000 or 18% in insurance agency commissions due primarily to higher premiums from commercial property and casualty lines ($38,000) and the acquisition of a small insurance agency ($132,000) in December 2004. In addition, trust department income increased $303,000 or 37% and the gain on sale of mortgage loans increased $491,000 or 69% compared to the same period in 2004.

         Third quarter noninterest expenses increased 5% or $861,000 to $18,744,000 in 2005 from $17,883,000 in 2004. This increase was mainly the result of increases in salaries and employee benefits of $1,078,000 or 10% due primarily to higher incentive compensation costs and increased benefits expenses. This increase was partially offset by a 34% decrease in marketing costs due mainly to advertising initiatives conducted in 2004 that were not continued in 2005. Other non-interest expense also declined by 14% due largely to the amortization of debt issuance costs related to the redemption of trust-preferred securities in 2004.

         The third quarter effective tax rate increased to 28.8%, from the 18.2% recorded in the third quarter of 2004. This increase was primarily due to a decline in the amount of state tax advantaged investments, the growth in the loan portfolio and the increase in noninterest income which is taxed at a full statutory rate.


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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company made no purchases of its common stock during the three months ended September 30, 2005.

 On May 24, 2005, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or approximately 732,000 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2005. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2007, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company's stock option and benefit plans, as well as for other corporate purposes. At September 30, 2005, a total of 686,634 shares remained under the plan.


On October 3, 2005, the Company issued 145,534 shares to shareholders of West Financial Services, Inc. ("WFS") at a price of $34.64 in a private placement exempt from registration under Section 4 of the Securities Act of 1933. These shares were part of the consideration for the acquisition of WFS pursuant to an agreement dated July 18, 2005. Additional shares may be issued under the agreement in the future.


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

SANDY SPRING BANCORP, INC.
(Registrant)





By:  /S/ HUNTER R. HOLLAR
   ----------------------------------------
    Hunter R. Hollar
    President and Chief Executive Officer


  Date: November 4, 2005





By:  /S/ PHILIP J. MANTUA
   -----------------------------------------------------
    Philip J. Mantua
    Executive Vice President and Chief Financial Officer

  Date: November 4, 2005