Form 10-K
period 2005-12-31
SANDY SPRING BANCORP INC
filed 2006-03-09
CIK 824410

Click here to Contents

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes          No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes          No*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
     Yes          No

The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 14,615,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $512 million based on the closing sales price of $35.03 per share of the registrant’s Common Stock on that date.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on February 8, 2006, approximately 14,797,000 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2006 (the “Proxy Statement”).

* The registrant is required to file reports pursuant to Section 13 of the Act.

Click here to Cover

SANDY SPRING BANCORP, INC.

Forward-Looking Statements

          Sandy Spring Bancorp, Inc. (the “Company”) makes forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management’s estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company’s actual future results may differ materially from those indicated.  In addition, the Company’s past results of operations do not necessarily indicate its future results. Please also see the discussion of “Risk Factors” on page 69.

Back to Index

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

Item of Form 10-K		Location

PART I
Item 1.	Business	“Forward-Looking Statements” on page 2, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 4, and “Business” on pages 59 through 72.
Item 1A.	Risk Factors	“Forward-Looking Statements” on page 2, “Risk Factors” on pages 69 through 71.
Item 1B.	Unresolved Staff Comments	Not applicable.
Item 2.	Properties	“Properties” on pages 75 and 76.
Item 3.	Legal Proceedings	Note 19 “Litigation” on page 53.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	“Securities Listing, Prices, and Dividends” on page 6.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 5.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 25.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 2 and “Market Risk Management” on pages 22 and 23.
Item 8.	Financial Statements and Supplementary Data	Pages 29 through 59.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable.
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 25.
Item 9B.	Other Information	Not applicable.

PART III
Item 10.	Directors and Executive Officers of the Registrant
The material labeled “Election of Directors Information as to Nominees and Continuing Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated in this Report by reference.

Information regarding executive officers is included under the caption “Executive Officers” on page 74 of this Report.
Item 11.	Executive Compensation
The material labeled “Corporate Governance and Other Matters,” “Executive Compensation,” “Report of the Human Resources Committee,” and “Stock Performance Comparisons” in the Proxy Statement is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	The material labeled “Equity Compensation Plan Information” and “Stock Ownership of Directors and Executive Officers” in the Proxy Statement is incorporated in this Report by reference.

Back to Index

Item of Form 10-K		Location

Item 13.	Certain Relationships and Related Transactions	The material labeled “Transactions and Relationships with Management” in the Proxy Statement is incorporated in this Report by reference.
Item 14.	Principal Accounting Fees and Services	The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	“Exhibits, Financial Statement Schedules” on pages 77 through 79.

SIGNATURES		“Signatures” on page 79.

Sandy Spring Bancorp, Inc.

Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc.  Sandy Spring Bancorp, Inc. is the third largest publicly traded banking company headquartered in Maryland.  Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking and trust services through 31 community offices and 67 ATMs located throughout Maryland.  Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services.

About This Report

This report comprises the entire 2005 Form 10-K, other than exhibits, as filed with the SEC.  The 2005 annual report to shareholders, included in this report, and the annual proxy materials for the 2006 annual meeting are being distributed together to the shareholders.  Please see page 79 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Back to Index

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Results of Operations:
Interest income	$122,160	$108,981	$112,048	$122,380	$127,509
Interest expense	33,982	34,768	37,432	44,113	61,262
Net interest income	88,178	74,213	74,616	78,267	66,247
Provision for loan and lease losses	2,600	0	0	2,865	2,470
Net interest income after provision for loan and lease losses	85,578	74,213	74,616	75,402	63,777
Noninterest income, excluding securities gains	33,647	30,409	32,973	27,937	21,756
Securities gains	3,262	540	996	2,016	346
Noninterest expenses	77,194	92,474	67,040	63,843	54,523
Income before taxes	45,293	12,688	41,545	41,512	31,356
Income tax expense (benefit)	12,195	(1,679)	9,479	10,927	8,342
Net income	33,098	14,367	32,066	30,585	23,014
Per Share Data:
Net income – basic	$2.26	$0.99	$2.21	$2.11	$1.60
Net income – diluted	2.24	0.98	2.18	2.08	1.58
Dividends declared	0.84	0.78	0.74	0.69	0.61
Book value (at year end)	14.73	13.34	13.35	12.25	10.37
Tangible book value (at year end) (1)	13.21	12.16	12.03	10.76	8.69
Financial Condition (at year end):
Assets	$2,459,616	$2,309,343	$2,334,424	$2,308,486	$2,082,916
Deposits	1,803,210	1,732,501	1,561,830	1,492,212	1,387,459
Loans and leases	1,684,379	1,445,525	1,153,428	1,063,853	995,919
Securities	567,432	666,108	998,205	1,046,258	914,479
Borrowings	417,378	361,535	563,381	613,714	525,248
Stockholders’ equity	217,883	195,083	193,449	178,024	150,133
Performance Ratios (for the year):
Return on average equity	16.21%	7.27%	17.29%	18.89%	16.32%
Return on average assets	1.41	0.60	1.37	1.42	1.18
Net interest margin	4.39	3.68	3.78	4.21	3.94
Efficiency ratio – GAAP based (2)	61.71	87.93	61.74	58.99	61.71
Efficiency ratio – traditional (2)	58.16	62.86	56.26	54.09	55.23
Dividends declared per share to diluted net income per share	37.50	79.59	33.94	33.17	38.61
Capital and Credit Quality Ratios:
Average equity to average assets	8.68%	8.21%	7.91%	7.49%	7.24%
Allowance for loan and lease losses to loans and leases	1.00	1.01	1.29	1.41	1.27
Non-performing assets to total assets	0.06	0.08	0.13	0.12	0.38
Net charge-offs to average loans and leases	0.02	0.02	0.01	0.05	0.14

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

Back to Index

SECURITIES LISTING, PRICES AND DIVIDENDS

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol SASR.

Transfer Agent and Registrar
American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

Recent Stock Prices and Dividends
Shareholders received quarterly cash dividends totaling $12.3 million in 2005 and $11.3 million in 2004. Regular dividends have been declared for one hundred and five consecutive years. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-five years. Since 2000, dividends per share have risen at a compound annual growth rate of 9%. The increase in dividends per share was 8% in 2005.

The ratio of dividends per share to diluted net income per share was 38% in 2005, compared to 80% for 2004. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 21,272 in 2005 and 18,896 in 2004, while issuances pursuant to the stock option plan were 42,478 and 161,133 in the respective years. Shares issued under the director stock purchase plan, which commenced on May 1, 2004 totaled 1,693 shares in 2005 and 1,120 shares in 2004.

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 732,000 shares) of its outstanding common stock.  Repurchases are made in connection with shares expected to be issued under the Company’s omnibus stock plan and other stock option, benefit and compensation plans, as well as for other corporate purposes.  A total of 1,151,620 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2005 under the stock repurchase program. There were 45,500 shares repurchased in 2005 and 45,150 shares repurchased in 2004 under the stock repurchase program. Shares repurchased under the stock plans totaled 0 shares in 2005 and 3,101 shares in 2004.

The number of common shareholders of record was approximately 2,219 as of February 8, 2006.

Quarterly Stock Information

	2005			2004

	Stock Price Range			Stock Price Range
			Per Share Dividend			Per Share Dividend
Quarter	Low	High		Low	High

1st	$31.82	$38.52	$0.20	$34.12	$38.37	$0.19
2nd	30.61	35.08	0.21	33.00	40.10	0.19
3rd	32.68	37.36	0.21	30.76	35.55	0.20
4th	31.75	38.48	0.22	32.36	38.94	0.20

Total			$0.84			$0.78

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) achieved record earnings for the year ended December 31, 2005.  Net income for the year ended December 31, 2005, totaled $33.1 million ($2.24 per diluted share), as compared to $14.4 million ($0.98 per diluted share) for the prior year.  These results reflect the following events:

•	A 19% increase in net interest income due primarily to an improved net interest margin, which increased to 4.39% in 2005 from 3.68% in 2004.
•	An increase in the provision for loan and lease losses to $2.6 million in 2005 from $0 in 2004 due mainly to growth in the loan portfolio.
•	An increase of 19% in noninterest income over the prior year due in large part to higher security gains, increased trust and investment management fees, and higher insurance agency commissions.
•
A decrease of 17% in noninterest expenses compared to the prior year due primarily to expenses incurred in 2004 for the early payoff of Federal Home Loan Bank of Atlanta (“FHLB”) advances and an impairment charge to reduce the carrying value of goodwill for the Company’s leasing subsidiary.

A number of positive trends continued throughout 2005.  Loan balances increased by 17% over the prior year with strong growth in all major categories of loans.  Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 6% over 2004 despite an extremely competitive market for deposit gathering.  This funding growth reflects the Company’s emphasis on the fundamentals of relationship banking under the Company’s “The Difference” initiative.

Net interest income increased significantly by $14.0 million, or 19%, due primarily to a net interest margin of 4.39% for the year 2005 compared to 3.68% for the year 2004. Noninterest income increased by 19% to $36.9 million compared to the prior year. This increase was due primarily to an increase of $2.7 million in securities gains, an increase of $1.7 million in trust and investment management fees, and an increase of $1.2 million in insurance agency commissions. Expressed as a percentage of net interest income and noninterest income, noninterest income totals 30%.  Noninterest expenses declined $15.3 million or 17% versus the prior year primarily due to expenses of $18.4 million related to the prepayment of the FHLB advances and the write-down of $1.3 million of the goodwill associated with the Company’s leasing subsidiary, both of which occurred in 2004.  The remaining change in noninterest expenses of $4.4 million was due mainly to increases in salaries and benefits resulting from higher incentive compensation and benefits expenses and a larger staff, and increases in occupancy expense and intangibles amortization, offset in part by declines in other expenses.

Comparing December 31, 2005 balances to December 31, 2004, total assets increased 7% to $2.5 billion. Total deposits grew 4% to $1.8 billion, while total loans and leases grew to $1.7 billion from $1.4 billion, a 17% increase. During the same period, stockholders’ equity increased to $217.9 million or 9% of total assets.

Asset quality, as measured by the following ratios, continued to be favorable.  Non-performing assets represented   0.06% of total assets at year-end 2005, versus 0.08% at year-end 2004.  The ratio of net charge-offs to average loans and leases was 0.02% in 2005, the same as the prior year.

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

Back to Index

The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.

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

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio and the allowance.  Such review may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: the formula allowance reflecting historical losses by loan category as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements.  The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 87% of the total allowance at December 31, 2005.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 13% of the total allowance at December 31, 2005.  The Company has historically had favorable credit quality.  The actual occurrence and severity of losses involving risk rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.  A 10% increase or decrease in risk rated credits without specific allowances would have resulted in a corresponding increase or decrease of approximately $142,000 in the recommended allowance computed by the allowance methodology at December 31, 2005.

Back to Index

Table 1 – Consolidated Average Balances, Yields and Rates (1)
(Dollars in thousands and tax equivalent)

	2005			2004			2003

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Loans and leases (2)
Residential real estate(3)	$550,129	$31,628	5.75%	$475,098	$25,106	5.28%	$395,004	$22,092	5.59%
Consumer	323,534	17,856	5.52	279,338	12,847	4.60	232,822	11,320	4.86
Commercial loans and leases	671,327	46,151	6.87	537,773	34,088	6.34	475,453	32,031	6.74

Total loans and leases	1,544,990	95,635	6.19	1,292,209	72,041	5.58	1,103,279	65,443	5.93
Securities:
Taxable	309,769	12,875	4.16	588,436	23,000	3.91	752,234	33,336	4.43%
Nontaxable	294,113	19,996	6.80	318,465	21,516	6.76	307,349	21,191	6.89

Total securities	603,882	32,871	5.44	906,901	44,516	4.91	1,059,583	54,527	5.15
Interest-bearing deposits with banks	2,095	63	3.01	1,817	31	1.71	1,538	13	0.85
Federal funds sold	22,082	719	3.26	39,456	549	1.39	27,565	302	1.10

Total earning assets	$2,173,049	$129,288	5.95%	$2,240,383	$117,137	5.23%	$2,191,965	$120,285	5.49%
Less: allowances for loan and lease losses	(15,492)			(14,823)			(15,020)
Cash and due from banks	46,682			42,133			34,929
Premises and equipment, net	44,945			40,407			37,207
Other assets	102,877			98,218			95,662

Total assets	$2,352,061			$2,406,318			$2,344,743

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$237,511	$640	0.27%	$232,652	$657	0.28%	$200,855	$465	0.23%
Regular savings deposits	216,951	801	0.37	216,257	762	0.35	173,078	512	0.30
Money market savings deposits	376,090	6,268	1.67	369,046	2,469	0.67	401,716	2,436	0.61
Time deposits	498,774	13,773	2.76	439,729	9,171	2.09	433,244	10,262	2.37

Total interest-bearing deposits	1,329,326	21,482	1.62	1,257,684	13,059	1.04	1,208,893	13,675	1.13
Short-term borrowings	295,462	9,638	3.26	392,579	15,809	4.03	465,382	17,531	3.77
Long-term borrowings	60,075	2,862	4.76	144,179	5,900	4.09	128,302	6,226	4.85

Total interest-bearing liabilities	1,684,863	33,982	2.02	1,794,442	34,768	1.94	1,802,577	37,432	2.08

Net interest income and spread		$95,306	3.93%		$82,369	3.29%		$82,853	3.41%

Noninterest-bearing demand deposits	442,055			394,622			332,443
Other liabilities	21,001			19,698			24,305
Stockholders’ equity	204,142			197,556			185,418

Total liabilities and stockholders’ equity	$2,352,061			$2,406,318			$2,344,743

Interest income/earning assets			5.95%			5.23%			5.49%
Interest expense/earning assets			1.56			1.55			1.71

Net interest margin			4.39%			3.68%			3.78%

(1)    Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis.  The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $7.1 million in 2005, $8.2 million in 2004, and $8.2 million in 2003.

(2) Non-accrual loans are included in the average balances.
(3) Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

Back to Index

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.

Net interest income for 2005 was $88.2 million, representing an increase of $14.0 million or 19% from 2004. Comparing 2004 to 2003 net interest income declined 1% to $74.2 million.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled “Table 1 – Consolidated Average Balances, Yields and Rates”) shows an increase in net interest margin for 2005 of 71 basis points, or 19% when compared to 2004.  Comparing the years 2005 and 2004 shown in Table 1, average earning assets declined slightly by 3% due primarily to the sale of securities in 2004 as part of the Company’s deleveraging decision.  Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The increase in tax-equivalent net interest margin in 2005 resulted primarily from an increase in the average balance of higher-yielding loans and a decrease in average borrowings, offset in part by the effects of a decrease in the average balance of securities and an increase in rates on interest-bearing deposits. The decrease in net interest income in 2004 resulted primarily from decreases in rates on earning assets and a decrease in the average balance of taxable investment securities, offset in part by the effects of greater loan volume and lower total borrowings.  Tax-equivalent net interest income increased by 16% in 2005 (to $95.3 million in 2005 from $82.4 million in 2004) and decreased 1% in 2004 (from $82.9 million in 2003).  Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management.  It has led to greater sophistication in margin management and heightened emphasis on noninterest revenues.  As a result, during 2005, margin compression reversed as a result of the balance sheet repositioning accomplished in the fourth quarter of 2004 together with the growth in loans during 2005. The Company is continuing its emphasis on producing consistent earnings results from its core loan, deposit and noninterest income businesses, without significant emphasis on non-core leverage programs.

Table 2 – Effect of Volume and Rate Changes on Net Interest Income

	Increase Or (Decrease)	2005 vs. 2004		Increase Or (Decrease)	2004 vs. 2003

		Due to Change In Average:*			Due to Change In Average:*

(In thousands and tax equivalent)		Volume	Rate		Volume	Rate

Interest income from earning assets:
Loans and leases	$23,594	$15,087	$8,507	$6,598	$10,168	$(3,570)
Securities	(11,645)	(17,278)	5,633	(10,011)	(7,213)	(2,798)
Other investments	202	(94)	296	265	155	110

Total interest income	12,151	(2,285)	14,436	(3,148)	3,110	(6,258)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(18)	14	(32)	192	80	112
Regular savings deposits	39	2	37	250	142	108
Money market savings deposits	3,799	48	3,751	33	(122)	155
Time deposits	4,602	1,348	3,254	(1,091)	156	(1,247)
Total borrowings	(9,209)	(6,639)	(2,570)	(2,048)	(2,305)	257

Total interest expense	(787)	(5,227)	4,440	(2,664)	(2,049)	(615)

Net interest income	$12,938	$2,942	$9,996	$(484)	$5,159	$(5,643)

*    Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Back to Index

Interest Income
The Company’s interest income increased by $13.2 million or 12% in 2005, compared to 2004, preceded by a decrease of $3.1 million or 3% over 2003.  On a tax-equivalent basis, the respective changes were an increase of 10% in 2005, and a decrease of 3% in 2004.  Table 2 shows that, in 2005, the positive effect of the significant increase in average earning asset yields exceeded the negative effect of the increase in average interest-bearing deposits.

During 2005, average loans and leases, yielding 6.19% versus 5.58% a year earlier, grew 20% to $1.5 billion, with an increase in all major categories of loans.  Average residential real estate loans rose 16% (attributable to both mortgage and construction lending), average consumer loans increased 16%, and average commercial loans and leases were higher by 25%.  In 2005, average loans and leases comprised 71% of average earning assets, compared to ratios of 58% in 2004 and 50% in 2003.  Average total securities, yielding 5.44% in 2005 versus 4.91% last year, declined 33% to $603.9 million.  Non-taxable securities declined in 2005 by 18% compared to 2004.  Average total securities comprised 28% of average earning assets in 2005, compared to 40% in 2004 and 48% in 2003.

Interest Expense
Interest expense declined by 2% or $0.8 million in 2005, compared to 2004, primarily as a result of a 52 basis point decline in the average rate paid on borrowings (decreasing to 3.52% from 4.04%).  This decrease was due primarily to the payoff of $195.0 million of FHLB borrowings in December 2004.

Deposit and borrowing activity during 2005 was driven primarily by the Company’s continuing emphasis on client relationship management under its “The Difference” strategy despite a very competitive deposit gathering environment.  This was accompanied by an increase in average rates in all categories of interest-bearing liabilities except interest-bearing demand deposits.  Interest expense on time deposits and money market deposits showed the greatest increase.  This was due largely to the steady increase in market interest rates throughout the year. The overall increase in deposit expense in 2005 compared to 2004 was offset by a decrease in interest expense on borrowings. Average borrowings declined $181.2 million or 34% compared to 2004.  This decline in average balance resulted in a 42% or $9.2 million reduction in borrowing expense.

In 2004, interest expense decreased due to a decline in the average rate paid on interest-bearing liabilities and a decrease in average borrowings.

Interest Rate Performance
Net interest margin increased by 71 basis points in 2005, as compared to an increase in net interest spread of 64 basis points.  The difference between these two indicators of interest rate performance was attributable primarily to an increase in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin.  During periods of rising interest rates, as in 2005, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin increases.  Interest-free funding of average earning assets increased to 29.7% of average earning assets in 2005, compared to 26.4% in 2004, primarily as a result of growth in noninterest-bearing demand deposits and stockholders’ equity.  During 2005, the Company experienced a greater relative increase in the yield on earning assets compared to the funding rate, resulting in an increase in the net interest margin and spread.

Similarly, in 2004 versus 2003, in the face of a continuing decline in interest rates, the Company reported a decrease in funding rates that was exceeded by the decline in earning asset yields, so that overall interest rate performance decreased.

Noninterest Income
Total noninterest income was $36.9 million in 2005, a 19% or $6.0 million increase from 2004. The primary reasons for the increase in noninterest income for 2005, as compared to 2004 were a $2.7 million increase in gains on sales of securities, a $1.7 million increase in trust and investment management fees, partly due to the acquisition of West Financial Services late in 2005, and a $1.2 million increase in insurance agency commissions, partly due to the acquisition of the Wolfe & Reichelt Insurance Agency late in 2004.  In addition, the Company experienced increases in the gain on sale of mortgage loans (up $0.5 million), service charges on deposit accounts (up $0.2 million) and Visa check fees (up $0.2 million).  These increases were partially offset by a decrease in fees on sales of investment

Back to Index

products (down $0.4 million).  Comparing 2004 to 2003, noninterest income decreased $3.0 million or 9%. This decrease was largely due to a decline in revenue generated by sales of mortgage loans. The Company also saw a decline in income from bank owned life insurance, service charges on deposit accounts and securities gains.  Additionally, the Company recognized income of $1.1 million in 2003 from the early termination of a sublease as the result of proceeds received from a negotiated settlement with a sub-tenant of a leased facility.  The Company has renovated the vacated space for its own use.

Net securities gains were $3.3 million in 2005, an increase of $2.7 million from $0.6 million for 2004.  Net, securities gains of $1.0 million were recorded in 2003.  During 2005, the sale of available-for-sale securities generated gains of $4.0 million and losses of $.7 million.  During 2004, sales of available-for-sale securities generated $3.7 million in gains and $3.1 million in losses.

Trust and investment management fee income amounted to $5.0 million in 2005, an increase of $1.7 million or 49% over 2004, reflecting increased assets under management, partly due to the acquisition of West Financial Services in the fourth quarter of 2005. During 2005, trust assets under management increased by 23% or $94.1 million to $508.1 million. Revenues of $3.4 million for 2004 represented an increase of $0.4 million or 13% over 2003.  This increase was aided by strong sales combined with higher estate and trust settlement administration fees.

Insurance agency commissions increased by $1.2 million or 28% in 2005 compared to 2004 after an increase of $0.4 million or 11% over 2003. The increase in 2005 was due to the acquisition of the Wolfe & Reichelt Insurance Agency in December, 2004 together with higher contingent commissions.

Gains on mortgage sales increased by 14% or $0.5 million in 2005, compared to 2004, after a decrease of 43% in 2004, compared to 2003. The Company achieved gains of $3.8 million on sales of $326.0 million in 2005 compared to gains of $3.3 million on sales of $273.2 million in 2004 and gains of $5.7 million on sales of $436.4 million in 2003.

Income from bank owned life insurance remained virtually unchanged from 2004 to 2005, preceded by a decrease of $0.3 million during 2004.  The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans.  Investments totaled $57.6 million at December 31, 2005 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 6.63% for the year ended December 31, 2005.

Fees on sales of investment products declined by $0.4 million or 15% in 2005, compared to 2004, reflecting a decrease in fees from sales of mutual funds and variable rate annuities. This decrease in 2005 was primarily due to a greater emphasis on sales of mutual funds that pay trailer fees, thus providing an annuitized stream of revenue in subsequent years, instead of one-time fees payable at the time of sale.  Fees on sales of investment products increased by $0.3 million or 12% in 2004, compared to 2003, as a result of increases in fees from sales of mutual funds and variable rate annuities due to higher sales volumes.

Noninterest Expenses
Noninterest expenses decreased $15.3 million or 17% in 2005, compared to 2004. The decrease in expenses in 2005 was primarily due to expenses of $18.4 million for the early payoff of FHLB advances and an impairment charge to reduce the carrying value of goodwill for the Company’s leasing subsidiary of $1.3 million in 2004.  Comparing 2004 to 2003, noninterest expenses increased $25.4 million or 38% due to the early payoff of FHLB advances and the goodwill impairment charge discussed above.

Salaries and employee benefits, the largest component of noninterest expenses, increased $5.5 million or 13% in 2005, largely due to an increase in incentive compensation accruals in 2005. The increase in salary expense of $3.2 million or 9% was due to a larger staff as a result of the acquisition of Wolfe & Reichelt late in 2004 and West Financial Services in the fourth quarter of 2005.  Salaries and employee benefits increased $3.6 million in 2004 due to a larger staff, merit increases and employment severance payments in the fourth quarter of 2004 and decreased $0.5 million in 2003.  The lower compensation and benefit costs for 2003 resulted from reduced incentive compensation expenses. Average full-time equivalent employees reached 591 in 2005, representing an increase of 2% from 581 in 2004, which was 3% above the 566 full-time equivalent employees in 2003.

Back to Index

In 2005, occupancy expense increased 11% or $0.8 million.  This increase was due to the opening of two new branches in 2005 and a full year of operation in our Columbia office building.  The rate of increase was 2% or $0.2 million in 2004 over 2003, primarily due to the expansion of the Company’s Columbia office building in 2004 and redevelopment expenses incurred in 2003.  Marketing expense decreased by $0.5 million or 29% in 2005 following a decrease of $0.8 million or 31% in 2004.

Other noninterest expenses of $10.4 million was $1.7 million or 14% below the $12.1 million recorded for 2004.  This decrease was due to the $1.2 million in accelerated amortization of debt issuance costs related to the redemption of trust preferred securities in 2004 as well as higher fees associated with Sarbanes-Oxley compliance, also in 2004.

The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately four years at December 31, 2005.  Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

Operating Expense Performance
Management views the efficiency ratio as an important measure of expense performance and cost management.  The ratio expresses the level of noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income.)  This is a GAAP financial measure.  Lower ratios indicate improved productivity.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income.  Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude the goodwill impairment loss in 2004, the amortization of intangibles, and non-recurring expenses.  Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP based efficiency ratio, which also is presented in this report.  The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and traditional based efficiency ratios are reconciled in Table 3.  As shown in Table 3, both efficiency ratios, GAAP based and traditional, decreased in 2005.  This decrease was mainly the result of the non-recurring expenses reflected in Table 3 in 2004, coupled with an increase in net interest income as the result of a rise in the net interest margin from 3.68% in 2004 to 4.39% in 2005.

Back to Index

Table 3 – GAAP based and traditional efficiency ratios

(Dollars in thousands)	2005	2004	2003	2002	2001

Noninterest expenses – GAAP based	$77,194	$92,474	$67,040	$63,843	$54,523
Net interest income plus noninterest income – GAAP based	125,087	105,162	108,585	108,220	88,349
Efficiency ratio – GAAP based	61.71%	87.93%	61.74%	58.99%	61.71%

Noninterest expenses – GAAP based	$77,194	$92,474	$67,040	$63,843	$54,523
Less non-GAAP adjustments:
Goodwill amortization	0	0	0	0	666
Amortization of intangible assets	2,198	1,950	2,480	2,659	2,512
Goodwill impairment loss	0	1,265	0	0	0
FHLB prepayment penalties	0	18,363	0	0	0

Noninterest expenses – traditional ratio	$74,996	$70,896	$64,560	$61,184	$51,345
Net interest income plus noninterest income – GAAP based	125,087	105,162	108,585	108,220	88,349
Plus non-GAAP adjustment:
Tax-equivalency	7,128	8,156	8,237	6,920	5,214
Less non-GAAP adjustments:
Securities gains	3,262	540	996	2,016	346
Income from early termination of a sublease	0	0	1,077	0	0
Gains on sales of assets	0	0	0	0	256

Net interest income plus noninterest Income – traditional ratio	$128,953	$112,778	$114,749	$113,124	$92,961
Efficiency ratio – traditional	58.16%	62.86%	56.26%	54.09%	55.23%

Provision for Income Taxes
The Company had an income tax expense of $12.2 million in 2005, compared with an income tax benefit of $1.7 million in 2004 and an income tax expense of $9.5 million in 2003. The resulting effective tax rates were 27% for 2005, (13%) for 2004, and 23% for 2003.  The negative effective tax rate for 2004 was mainly the result of the lower level of net income before taxes which, when reduced by the interest income from tax-exempt securities and tax-exempt income from bank owned life insurance, resulted in a net loss for tax purposes.

Balance Sheet Analysis
The Company’s total assets increased $150.3 million to $2.5 billion at December 31, 2005. Earning assets increased $135.2 million to $2.3 billion at December 31, 2005.

Loans and Leases
Residential real estate loans, comprised of residential construction and permanent residential mortgage loans increased $58.9 million, or 12%, during 2005 to $568.7 million at December 31, 2005.  Residential construction loans, a specialty of the Company for many years, grew to $155.4 million in 2005, an increase of $17.5 million or 13%, largely reflecting continuing emphasis on marketing this product.  Permanent residential mortgages, most of which are 1-4 family, grew by $41.4 million or 11%, to $413.3 million, due to a relatively favorable interest rate market.

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

Back to Index

Consistent with this strategy, the Company has targeted growth in the commercial loan portfolio as a central tenet of its long-term strategic plan.  This involves a planned migration of assets from the investment portfolio to the commercial loan portfolio and emphasis on growth in related deposit accounts and other services such as investment management and insurance services.

Commercial loans and leases increased by $153.8 million or 25% during 2005, to $780.4 million at December 31, 2005.  Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans. The increase in commercial lending was due in large part to adoption of a strategic focus that places a high priority on commercial lending. This strategy has involved not only recruitment and training of experienced commercial lending officers, but also a restructuring of the loan approval process to enable the Company to respond quickly as client needs arise.

In general, the Company’s commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow.  Commercial mortgages rose $29.1 million or 8% during 2005, to $416.0 million at year end.  Commercial construction credits grew $89.8 million or 101% during the year, to $178.8 million at December 31, 2005. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.  Other commercial loans increased $26.9 million or 20% during 2005 to $162.0 million at year-end.

The Company’ equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses.  Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois.  The typical lease is “small ticket” by industry standards, averaging less than $30 thousand, with individual leases generally not exceeding $500 thousand.  The Company’s equipment leasing business saw significant growth during 2005.  As a result, the leasing portfolio grew $8.0 million or 51% in 2005, to $23.6 million at year-end.

Consumer lending continues to be very important to the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit, and student loans.  The consumer loan portfolio increased 8% or $26.1 million in 2005, to $335.2 million at December 31, 2005.  This growth was driven largely by an increase of $27.8 million or 16% in home equity lines during 2005 to $199.4 million at year end. This increase was primarily a result of the Company’s strategy to place more emphasis on this product as part of a multi-product client relationship.

Table 4 – Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,

(In thousands)	2005	2004	2003	2002	2001

Residential real estate:
Residential mortgages	$413,324	$371,924	$331,129	$281,088	$255,256
Residential construction	155,379	137,880	88,500	73,585	84,541
Commercial loans and leases:
Commercial real estate	415,983	386,911	323,099	292,257	262,104
Commercial construction	178,764	88,974	51,518	59,447	54,478
Leases	23,644	15,618	16,031	22,621	27,345
Other commercial	162,036	135,116	100,290	101,689	97,613
Consumer	335,249	309,102	242,861	233,166	214,582

Total loans and leases	$1,684,379	$1,445,525	$1,153,428	$1,063,853	$995,919

Back to Index

Table 5 – Loan Maturities and Interest Rate Sensitivity

	At December 31, 2005 Remaining Maturities of Selected Credits in Years

(In thousands)	1 or less	Over 1-5	Over 5	Total

Residential construction loans	$106,707	$48,672	$0	$155,379
Commercial construction loans	178,764	0	0	178,764
Commercial loans not secured by real estate	109,292	49,083	3,661	162,036

Total	$394,763	$97,755	$3,661	$496,179

Rate Terms:
Fixed	$18,735	$44,136	$3,661	$66,532
Variable or adjustable	376,028	53,619	0	429,647

Total	$394,763	$97,755	$3,661	$496,179	*

* Includes loans due after one year totaling $101,416, of which $47,797 have fixed rates and $53,619 have variable or adjustable rates.

Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 15% or $98.7 million to $567.4 million at December 31, 2005, from $666.1 million at December 31, 2004.  The investment portfolio declined due to sales and maturities of securities to provide the liquidity needed to fund loan growth in 2005.

The Company manages its securities portfolio with the goal of reducing duration and interest rate risk while investing in higher yielding agencies and mortgage-backed securities.

The Company has not traditionally used derivative instruments to hedge its market rate risk position.  The only derivatives are covered call option contracts, held from time to time, incident to an established plan to enhance the yield on certain of the Company’s equity securities.  These derivatives do not expose the Company to credit risk, or to significant market risk.  The Company had no derivatives at December 31, 2005 or at December 31, 2004.

Table 6 – Analysis of Securities

The composition of securities at December 31 for each of the latest three years was:

(In thousands)	2005	2004	2003

Available-for-Sale: (1)
U.S. Treasury	$594	$0	$0
U.S. Agency	242,339	251,601	516,528
State and municipal	2,414	52,172	54,605
Mortgage-backed (2)	1,721	12,588	18,611
Corporate debt	0	4,855	16,786
Trust preferred	9,303	22,722	25,363
Marketable equity securities	200	2,965	7,567

Total	256,571	346,903	639,460
Held-to-Maturity and Other Equity
U.S. Agency	34,398	34,382	70,672
State and municipal	261,250	270,911	266,962
Other equity securities	15,213	13,912	21,111

Total	310,861	319,205	358,745

Total securities (3)	$567,432	$666,108	$998,205

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2005, 2004 or 2003.

Back to Index

Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2005 are presented in Table 7.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7 – Maturity Table for Debt Securities at December 31, 2005

	Years to Maturity

	Within 1		Over 1 Through 5		Over 5 Through 10		Over 10

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available-for-Sale(1)
U.S. Treasury	$0	0.00%	$600	3.66%	$0	0.00%	$0	0.00%	$600	3.66%
U. S. Agency	206,999	3.66	37,896	3.17	0	0.00	0	0.00	244,895	3.59
State and municipal (2)	0	0.00	952	7.68	1,349	7.80	0	0.00	2,301	7.75
Mortgage-backed	0	0.00	1,153	6.68	0	0.00	521	8.23	1,674	7.16
Corporate debt	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00
Trust preferred	0	0	7,883	9.30	0	0	0	0	7,883	9.30

Total	$206,999	3.66%	$48,484	4.35%	$1,349	7.80%	$521	8.23%	$257,353	3.82%

Debt Securities Held-to-Maturity
U. S. Agency	$34,398	4.76%	$0	0.00%	$0	0.00%	$0	0.00%	$34,398	4.76%
State and municipal	30,647	6.29	140,149	6.81	84,215	7.11	6,239	7.29	261,250	6.86

Total	$65,045	5.48%	$140,149	6.81%	$84,215	7.11%	$6,239	7.29%	$295,648	6.61%

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale decreased $5.8 million to $10.4 million as of December 31, 2005 from $16.2 million as of December 31, 2004.  Originations and sales of these loans and the resulting gains on sales increased during 2005 despite a continued rise in short-term interest rates throughout the year.  The decline in balance at December 31, 2005 was due, in part, to lower origination volumes of fixed rate loans in the fourth quarter of 2005.  Although the balance in loans held for sale decreased at December 31, 2005 compared to 2004, the average balance for 2005 was $18.2 million, up $4.6 million or 34% over 2004 reflecting increased mortgage loan volume that resulted in greater gains on the sale of these loans.

The aggregate of federal funds sold and interest-bearing deposits with banks increased 14% or $0.8 million to $6.9 million in 2005.

Bank owned life insurance increased $2.3 million or 4% to $57.6 million as of December 31, 2005 due to the increase in cash surrender value of the underlying policies.

Deposits and Borrowings
Total deposits were $1.8 billion at December 31, 2005, increasing $70.7 million or 4% from $1.7 billion at December 31, 2004. Average balances of deposits grew 7% over 2004.  Growth in year end balances in 2005 was achieved for noninterest-bearing demand deposits, up $15.4 million or 4%, with increases recorded for both personal and business accounts.  For the same period, interest-bearing deposits grew $55.3 million or 4%, attributable in large part to an increase in certificates of deposit, which increased by 16% (up $73.0 million). This large increase was offset in part by a reduction in regular savings of 9% (down $19.8 million).  The overall growth in deposits was mainly the result of a strong focus on the Company’s client relationship management program which provides

Back to Index

incentives to client officers based on achieving loan and deposit growth goals. When deposits are combined with short-term borrowings from core customers, such growth in customer funding sources totaled 6% over the prior year.  The increase in short-term borrowings at December 31, 2005 was due in part to a seasonal downturn in deposits coupled with a significant increase in the funding of loans in the fourth quarter of 2005.

Total borrowings increased by $55.8 million or 15% during 2005, to $417.4 million at December 31, 2005, primarily as the result of short-term borrowings to fund loan growth as mentioned above.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2005, total stockholders’ equity increased 12% or $22.8 million to $217.9 million at December 31, 2005, from $195.1 million at December 31, 2004.  Internal capital generation (net income less dividends), which totaled $20.8 million, was responsible for most of this increase in total stockholders’ equity.

Stockholders’ equity was negatively affected by a decline of $3.2 million, or 123%, in accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities after tax effects) from $2.6 million at December 31, 2004 to ($594 thousand) at December 31, 2005.  This change resulted primarily from a decline in the value of available-for-sale securities as rates continued to increase in 2005 and management continued to liquidate securities to fund loan growth consistent with its long-term strategic plan.

External capital formation, resulting from exercises of stock options and from stock issuances under the employee and director stock purchase plans as well as stock issued to complete the purchase of West Financial Services, totaled $6.7 million during 2005.  Share repurchases amounted to $1.4 million over the same period, for a net increase in stockholders’ equity from these sources of $5.3 million.  The ratio of average equity to average assets was 8.68% for 2005, as compared to 8.21% for 2004 and 7.91% for 2003.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2005, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 13.22%, a Tier 1 risk-based capital ratio of 12.32%, and a leverage ratio of 9.63%.  Tier 1 capital of $231.0 million and total qualifying capital of $247.9 million each included $35.0 million in trust preferred securities as permitted under Federal Reserve Guidelines (see “Note 11—Long-term Borrowings” of the Notes to the Consolidated Financial Statements).  Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2005, the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act and still would have been considered “well-capitalized” if the trust preferred securities had been excluded from regulatory capital.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.  Additional information regarding regulatory capital ratios is included in “Note 22—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Credit Risk Management
The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses in that portfolio. The methodology for assessing the appropriateness of the allowance includes:  (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.  The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Audit Committee and Board of Directors.

The allowance is increased by provisions for loan and lease losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for loan and

Back to Index

lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Provisions amounted to $2.6 million in 2005.  There were no such provisions in 2004 or 2003.  Net charge-offs of $0.4 million, $0.2 million and $0.2 million, were recorded in 2005, 2004 and 2003, respectively.  The ratio of net charge-offs to average loans and leases was 0.02% in 2005 and 2004.  At December 31, 2005, the allowance for loan and lease losses was $16.9 million, or 1.00% of total loans and leases, versus $14.7 million, or 1.01% of total loans and leases, at December 31, 2004.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, federal and state regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the loan and lease portfolio and the allowance.  Such reviews may result in adjustments to the provision based upon their judgments of information available at the time of each examination.

Table 8 presents a five-year history for the allocation of the allowance, reflecting consistent use of the methodology outlined above, along with the credit mix (year-end loan and lease balances by category as a percent of total loans and leases).    The loan and lease categories were expanded beginning in 2002 to mirror the loan and lease breakout in Table 4 – Analysis of Loans and Leases.  Expansion of a category for 2001 is not practicable.  The allowance is allocated in the following table to various loan and lease categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

Table 8 – Allowance for Loan and Lease Losses

	December 31,

	2005		2004		2003		2002		2001

(Dollars in thousands)	Amount	% of Loans and Leases	Amount	% of Loans and Leases	Amount	% of Loans and Leases	Amount	% of Loans and Leases	Amount	% of Loans and Leases

Amount applicable to:
Residential real estate:
Residential mortgages	$2,896	24%	$2,571	26%	$2,733	29%	$2,338	26%	$1,301	26%
Residential construction	1,754	9	1,520	10	681	8	937	7	1,240	8

Total	4,650	33	4,091	36	3,414	37	3,275	33	2,541	34
Commercial loans and leases:
Commercial real estate	4,119	25	4,722	27	5,437	25	3,637	24
Commercial construction	2,152	11	834	6	553	4	1,966	5
Other commercial	2,587	10	1,918	9	2,338	12	2,191	14

Subtotal	8,858	46	7,474	42	8,328	41	7,794	43	5,271	41
Leases	298	1	128	1	283	1	566	2	814	3

Total	9,156	47	7,602	43	8,611	42	8,360	45	6,085	44
Consumer	3,080	20	2,961	21	2,029	21	2,912	22	2,309	22
Unallocated	0		0		826		489		1,718

Total allowance	$16,886		$14,654		$14,880		$15,036		$12,653

During 2005, there were no changes in estimation methods or assumptions that affected the allowance methodology.   Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers.  The unallocated allowance at year-end 2005, when measured against the total allowance, was 0%, as it was in 2004.  The total allowance at December 31, 2005, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

Back to Index

The allowance increased by $2.2 million or 15% during 2005, which was the amount of the provision for 2005 less the net charge-offs for the year. The required allowance for commercial real estate and other commercial loans increased only slightly, by $0.1 million, despite considerable growth in these loans.  This minor increase is reflective of a minimal level of delinquencies and positive economic conditions.  The required allowance for consumer and residential construction loans increased $0.4 million during the year, mainly due to a significant increase in loan balances.

At December 31, 2005, total non-performing loans and leases were $1.4 million, or 0.08% of total loans and leases, compared to $1.8 million, or 0.12% of total loans and leases, at December 31, 2004.  As shown in Table 10, the ratio of non-performing loans and leases to total loans and leases has been steadily declining over the past five years since 2001, which included a problem credit of a single borrower in the amount of approximately $5.1 million.  The property securing this credit was sold in October 2002, and all principal, interest, and fees due to the Company were paid in full.  The allowance represented 1,210% of non-performing loans and leases at December 31, 2005, versus coverage of 819% a year earlier.  Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.  Other real estate owned totaled $0 at both December 31, 2005 and 2004.

The balance of impaired loans was $0.4 million at December 31, 2005, with reserves of $31 thousand against those loans, compared to $0.7 million at December 31, 2004, with reserves of $0.3 million.

The Company’s borrowers are concentrated in six counties of the State of Maryland.  Commercial and residential mortgages, including home equity loans and lines, represented 64% of total loans and leases at December 31, 2005, compared to 66% at December 31, 2004.  Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions.  Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At December 31, 2005 the Company had a total of $40.1 million in residential real estate loans and $1.7 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. Commercial loans with an LTV greater than 75% to 85%, depending on the type of loan, totaled $26.2 million at December 31, 2005. The Company had interest-only loans totaling $71.0 million in its loan portfolio at December 31, 2005. In addition, virtually all of the Company’s equity lines of credit, $199.4 million at December 31, 2005, which were included in the consumer loan portfolio, were made on an interest-only basis.  The aggregate of all loans with these terms was $338.4 million at December 31, 2005, which represented 20% of total loans and leases outstanding at that date.  The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

Back to Index

Table 9 – Summary of Loan and Lease Loss Experience

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Balance of loan and lease loss allowance, January 1,	$14,654	$14,880	$15,036	$12,653	$11,530
Provision for loan and lease losses	2,600	0	0	2,865	2,470
Loan and lease charge-offs:
Residential real estate	0	(109)	(148)	(165)	(23)
Commercial loans and leases	(491)	(173)	(122)	(467)	(1,180)
Consumer	(44)	(214)	(87)	(158)	(225)

Total charge-offs	(535)	(496)	(357)	(790)	(1,428)
Loan and lease recoveries:
Residential real estate	64	54	126	0	0
Commercial loans and leases	89	169	63	284	54
Consumer	14	47	12	24	27

Total recoveries	167	270	201	308	81

Net charge-offs	(368)	(226)	(156)	(482)	(1,347)

Balance of loan and lease allowance, December 31	$16,886	$14,654	$14,880	$15,036	$12,653

Net charge-offs to average loans and leases	0.02%	0.02%	0.01%	0.05%	0.14%
Allowance to total loans and leases	1.00%	1.01%	1.29%	1.41%	1.27%

Table 10 – Analysis of Credit Risk

	Years Ended December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Non-accrual loans and leases (1)	$437	$746	$522	$588	$5,904
Loans and leases 90 days past due	958	1,043	2,333	2,157	1,903
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases (2)	1,395	1,789	2,855	2,745	7,807
Other real estate owned, net	0	0	77	0	50

Total non-performing assets	$1,395	$1,789	$2,932	$2,745	$7,857

Non-performing loans and leases to total loans and leases	0.08%	0.12%	0.25%	0.26%	0.78%
Allowance for loan and lease losses to non-performing loans and leases	1,210%	819%	521%	548%	162%
Non-performing assets to total assets	0.06%	0.08%	0.13%	0.12%	0.38%

(1)
Gross interest income that would have been recorded in 2005 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $45 thousand, while interest actually recorded on such loans was $0. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $5.9 million at December 31, 2005. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the  loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Back to Index

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

The Company’s interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest margin as a percentage of earning assets.  Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by Management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company prepares a current base case and eight alternative simulations, at least once a quarter, and reports the analysis to the Board of Directors.  In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

The balance sheet is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

Analysis
Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Back to Index

Table 11 - Estimated Changes in Net Interest Income

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	25%	20%	17.5%	12.5%	12.5%	17.5%	20%	25%
December 2005	-0.73	-1.74	-2.04	-0.57	-1.70	-5.79	-12.24	-22.51
December 2004	+0.97	-0.06	-0.48	+0.62	-2.45

As shown above, measures of net interest income at risk increased from December 31, 2004 in all but the -100bp interest rate shock level.  All measures remained well within prescribed policy limits.  Although assumed to be unlikely, our largest exposure is at the –400 bp level, with a measure of –22.51%.  This is also within our prescribed policy limit of 25%.  The -200 bp to -400 bp shock levels were not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time.  The maintenance of net interest income sensitivity is consistent with management’s decision to reduce the size and duration of the investment portfolio in the fourth quarter of 2005 in anticipation of rising interest rates in the future and to support the funding of loan growth.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company’s net assets.

Table 12 - Estimated Changes in Economic Value of Equity (EVE)

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	40%	30%	22.5%	10%	12.5%	22.5%	30%	40%
December 2005	-10.85	-7.49	-4.37	-1.24	-0.74	-5.59	-12.31	-20.01
December 2004	-22.44	-17.07	-9.98	-2.12	-1.04

Measures of the economic value of equity (EVE) at risk improved over year-end 2004 in all interest rate shock levels.  A reduction in the size of the investment portfolio, as well as increases in core deposit balances  and  adjustable rate loans were key contributors to the improved risk position.  The -200 bp to -400 bp shock levels were not measured at December 31, 2004, because it was determined to be impractical due to the rate environment at that time.   The economic value of equity exposure at +200 bp is now –4.37% compared to –9.98% at year-end 2004, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company’s liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2005.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 69% of total earning assets at December 31, 2005. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to one hundred eighty (180) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure

Back to Index

dependence on purchased funds and core growth.  Resulting projections as of December 31, 2005, show short-term investments exceeding short-term borrowings by $3.9 million over the subsequent 90 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main source of external liquidity is an available line of credit for $714.8 million with the Federal Home Loan Bank of Atlanta, of which $194.6 million was outstanding at December 31, 2005.  Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $264.4 million at December 31, 2005, against which there were outstanding borrowings of $17.0 million.  Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2005.

The Company’s time deposits of $100 thousand or more represented 13.34% of total deposits at December 31, 2005, and are shown by maturity in the table below.

	Months to Maturity

(In thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	TOTAL

Time deposits--$100 thousand or more	$29,364	$36,332	$79,800	$95,104	$240,600

Bancorp has various contractual obligations that affect its cash flows and liquidity.  For information regarding material contractual obligations, please see “Market Risk Management” above, “Contractual Obligations” below, and “Note 7-Premises and Equipment,” “Note 11-Long-term Borrowings,” “Note 14-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 18-Financial Instruments with Off-balance Sheet Risk,” and “Note 20-Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of Bancorp’s obligations in connection with its Trust Preferred Securities, irrevocable letters of credit, and loan commitments, and the effects of covered call options, Bancorp has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  The Trust Preferred Securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of Bancorp created for the purpose of issuing the Trust Preferred Securities and purchasing Bancorp’s junior subordinated debentures, which are its sole assets.  These long-term borrowings bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. Bancorp owns all of the Trust’s outstanding securities.  Bancorp and the Trust believe that, taken together, Bancorp’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the Trust Preferred Securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations under the preferred.  For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk” and “Note 11-Long-term Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of new branch offices.  Payments required under these obligations, are set forth in the table below as of December 31, 2005.

Back to Index

	Payment Due by Period

(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$2,158	$0	$0	$0	$2,158
Operating Lease obligations	27,149	3,671	6,295	5,448	11,735
Purchase obligations (1)	12,065	5,769	4,523	1,773	0

Total	$41,372	$9,440	$10,818	$7,221	$13,893

(1)    Represents payments required under contract, based on average monthly charges for 2005 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September 2009.  Also, represents purchase contracts in the amount of $1.7 million (due in less than 1 year) relating to construction of a new branch office and improvements.  In addition, includes $1.9 million for the acquisition of Neff & Associates, an insurance agency located in Ocean City, Maryland.  Such purchase was completed in January 2006.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company acquired West Financial Services, Inc. (“WFS”) during 2005, and management is excluding WFS’s internal control over financial reporting for the year ended December 31, 2005 from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

The attestation report by the Company’s independent registered public accounting firm, McGladrey & Pullen, LLC, on management’s assessment of internal control over financial reporting begins on the following page.

Fourth Quarter 2005 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Back to Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sandy Spring Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Sandy Spring Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sandy Spring Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Also in our opinion, Sandy Spring Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Sandy Spring Bancorp, Inc. and Subsidiaries acquired West Financial Services, Inc. during 2005, and management excluded from its assessment of the effectiveness of the Sandy Spring Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, West Financial Services, Inc. internal control over financial reporting associated with total assets of $6.9 million, total revenue of $867,000, and net income of $44,000 included in the consolidated financial statements of Sandy Spring Bancorp, Inc. and Subsidiaries as of and for the year ended

Back to Index

December 31, 2005.  Our audit of internal control over financial reporting of the Sandy Spring Bancorp, Inc. and Subsidiaries also excluded an evaluation of the internal control over financial reporting of West Financial Services, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of Sandy Spring Bancorp, Inc. and Subsidiaries and our report dated February 21, 2006 expressed an unqualified opinion.

/s/ McGladrey and Pullen
Frederick, Maryland
February 21, 2006

Back to Index

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting and an unqualified opinion on the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting.

/s/ McGladrey and Pullen
Frederick, Maryland
February 21, 2006

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,

	2005	2004

Assets
Cash and due from banks	$47,294	$43,728
Federal funds sold	6,149	5,467

Cash and cash equivalents	53,443	49,195
Interest-bearing deposits with banks	751	610
Residential mortgage loans held for sale (at fair value)	10,439	16,211
Investments available for sale (at fair value)	256,571	346,903
Investments held to maturity – fair value of $302,967 (2005) and $312,661 (2004)	295,648	305,293
Other equity securities	15,213	13,912
Total loans and leases	1,684,379	1,445,525
Less: allowance for loan and lease losses	(16,886)	(14,654)

Net loans and leases	1,667,493	1,430,871
Premises and equipment, net	45,385	42,054
Accrued interest receivable	13,144	11,674
Goodwill	10,272	7,335
Other intangible assets, net	12,218	9,866
Other assets	79,039	75,419

Total assets	$2,459,616	$2,309,343

Liabilities
Noninterest-bearing deposits	$439,277	$423,868
Interest-bearing deposits	1,363,933	1,308,633

Total deposits	1,803,210	1,732,501
Short-term borrowings	380,220	231,927
Other long-term borrowings	2,158	94,608
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	21,145	20,224

Total liabilities	2,241,733	2,114,260
Commitments and contingencies (Notes 7, 10, 11 and 18)
Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,793,987 (2005) and 14,628,511 (2004)	14,794	14,629
Additional paid in capital	26,599	21,522
Retained earnings	177,084	156,315
Accumulated other comprehensive income (loss)	(594)	2,617

Total stockholders’ equity	217,883	195,083

Total liabilities and stockholders’ equity	$2,459,616	$2,309,343

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Interest income:
Interest and fees on loans and leases	$94,562	$71,336	$64,330
Interest on loans held for sale	1,073	705	1,113
Interest on deposits with banks	63	31	13
Interest and dividends on securities:
Taxable	12,327	21,927	32,076
Exempt from federal income taxes	13,416	14,433	14,214
Interest on federal funds sold	719	549	302

Total interest income	122,160	108,981	112,048
Interest expense:
Interest on deposits	21,482	13,059	13,675
Interest on short-term borrowings	9,638	15,809	17,531
Interest on long-term borrowings	2,862	5,900	6,226

Total interest expense	33,982	34,768	37,432

Net interest income	88,178	74,213	74,616
Provision for loan and lease losses	2,600	0	0

Net interest income after provision for loan and lease losses	85,578	74,213	74,616
Noninterest income:
Securities gains	3,262	540	996
Service charges on deposit accounts	7,688	7,481	8,032
Gains on sales of mortgage loans	3,757	3,283	5,723
Fees on sales of investment products	2,109	2,472	2,211
Trust and investment management fees	5,006	3,352	2,955
Insurance agency commissions	5,309	4,135	3,741
Income from bank owned life insurance	2,259	2,247	2,560
Income from early termination of a sublease	0	0	1,077
Visa check fees	2,167	1,956	1,792
Other income	5,352	5,483	4,882

Total noninterest income	36,909	30,949	33,969
Noninterest expenses:
Salaries and employee benefits	47,013	41,534	37,898
Occupancy expense of premises	8,053	7,229	7,061
Equipment expenses	5,410	5,428	4,420
Marketing	1,225	1,717	2,500
Outside data services	2,940	2,906	2,619
Goodwill impairment loss	0	1,265	0
Amortization of intangible assets	2,198	1,950	2,480
Debt retirement expense	0	18,363	0
Other expenses	10,355	12,082	10,062

Total noninterest expenses	77,194	92,474	67,040

Income before income taxes	45,293	12,688	41,545
Income tax expense (benefit)	12,195	(1,679)	9,479

Net income	$33,098	$14,367	$32,066

Basic net income per share	$2.26	$0.99	$2.21
Diluted net income per share	$2.24	$0.98	$2.18
Dividends declared per share	$0.84	$0.78	$0.74

See Notes to Consolidated Financials Statements

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$33,098	$14,367	$32,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,836	9,017	6,718
Provision for loan and lease losses	2,600	0	0
Deferred income taxes (benefits)	(2,755)	922	(430)
Origination of loans held for sale	(316,494)	(273,916)	(404,459)
Proceeds from sales of loans held for sale	326,022	273,197	436,408
Gains on sales of loans held for sale	(3,757)	(3,283)	(5,723)
Securities gains	(3,262)	(540)	(996)
Gains on sales of premises and equipment	(21)	0	0
Net (increase) decrease in accrued interest receivable	(1,470)	1,987	1,296
Net (increase) decrease in other assets	854	(8,749)	(4,825)
Net increase (decrease) in accrued interest payable and other liabilities	(354)	4,840	(9,471)
Other-net	1,078	2,051	4,715

Net cash provided by operating activities	42,375	19,893	55,299
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	(141)	114	89
Purchases of investments held to maturity	0	(26,728)	(115,220)
Purchases of other equity securities	(1,301)	(5,327)	(7,715)
Proceeds from redemptions of other equity securities	0	12,526	6,414
Purchases of investments available for sale	(107,244)	(418,406)	(1,201,063)
Proceeds from sales of investments available for sale	124,311	412,541	197,231
Proceeds from maturities, calls and principal payments of investments held to maturity	9,137	58,710	118,278
Proceeds from maturities, calls and principal payments of investments available for sale	70,978	291,190	1,042,364
Purchases of bank owned life insurance	0	(1,700)	(5,938)
Proceeds from sales of other real estate owned	108	153	142
Net increase in loans and leases receivable	(238,927)	(292,097)	(89,762)
Acquisition of business activity, net	(890)	(1,127)	0
Expenditures for premises and equipment	(8,442)	(9,106)	(5,547)

Net cash provided by (used in) investing activities	(152,411)	20,743	(60,727)
Cash flows from financing activities:
Net increase in deposits	70,709	170,671	69,618
Net (decrease) increase in short-term borrowings	80,843	(181,846)	(105,833)
Proceeds from issuance of long-term borrowings	0	0	55,500
Repayments of long-term borrowings	(25,000)	(20,000)	0
Common stock purchased and retired	(1,437)	(1,525)	(3,325)
Proceeds from issuance of common stock	1,498	3,524	1,127
Dividends paid	(12,329)	(11,332)	(10,725)

Net cash provided by (used in) by financing activities	114,284	(40,508)	6,362

Net increase in cash and cash equivalents	4,248	128	934
Cash and cash equivalents at beginning of year	49,195	49,067	48,133

Cash and cash equivalents at end of year	$53,443	$49,195	$49,067

Supplemental Disclosures:
Interest payments	$33,638	$35,556	$36,657
Income tax payments	13,070	4,458	12,384
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$73	$0	$187
Reclassification of borrowings from long-term to short-term	67,450	550	30,842
Details of acquisition:
Fair value of assets acquired	$939	$24	$0
Fair value of liabilities assumed	(1,275)	(124)	0
Stock issued for acquisition	(5,043)	(100)	0
Purchase price in excess of net assets acquired	6,269	1,327	0

Net cash paid for acquisition	$890	$1,127	$0

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Common Stock	Additional paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity

Balances at December 31, 2002	$14,536	$21,128	$131,939	$10,421	$178,024
Comprehensive Income:
Net income			32,066		32,066
Other comprehensive income (loss), net of tax (unrealized losses on securities of $4,304, net of reclassification adjustment for gains of $586)				(3,718)	(3,718)

Total comprehensive income					28,348
Cash dividends-$0.74 per share			(10,725)		(10,725)
Stock repurchases-105,460 shares	(105)	(3,220)			(3,325)
Common stock issued pursuant to:
Stock option plan-49,923 shares	49	604			653
Employee stock purchase plan-16,801 shares	16	458			474

Balances at December 31, 2003	14,496	18,970	153,280	6,703	193,449
Comprehensive Income:
Net income			14,367		14,367
Other comprehensive income (loss), net of tax (unrealized losses on securities of $4,412, net of reclassification adjustment for gains of $326)				(4,086)	(4,086)

Total comprehensive income					10,281
Cash dividends-$0.78 per share			(11,332)		(11,332)
Stock repurchases-48,251 shares	(48)	(1,477)			(1,525)
Common stock issued pursuant to:
Stock option plan-161,133 shares	161	3,399			3,560
Employee stock purchase plan-18,896 shares	19	591			610
Director Stock Purchase Plan-1,120 shares	1	39			40

Balances at December 31, 2004	14,629	21,522	156,315	2,617	195,083
Comprehensive Income:
Net income			33,098		33,098
Other comprehensive income (loss), net of tax (unrealized losses on securities of $5,181, net of reclassification adjustment for gains of $1,970)				(3,211)	(3,211)

Total comprehensive income					29,887
Cash dividends-$0.84 per share			(12,329)		(12,329)
Stock repurchases-45,500 shares	(46)	(1,391)			(1,437)
Common stock issued pursuant to:
Stock option plan-42,478 shares	42	950			992
Employee stock purchase plan-21,272 shares	21	567			588
Director Stock Purchase Plan-1,693 shares	2	54			56
Acquisition of West Financial Services, Inc. 145,534 shares	146	4,897			5,043

Balances at December 31, 2005	$14,794	$26,599	$177,084	$(594)	$217,883

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 – Significant Accounting Policies
The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly- owned subsidiary, Sandy Spring Bank (the “Bank”), together with the Bank’s subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

Nature of Operations
Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s, and has a concentration in residential and commercial mortgage loans.  The Company offers investment and wealth management services through its bank’s subsidiary, West Financial Services Inc., located in McLean, Virginia.

Policy for Consolidation
The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and the Bank. Consolidation has resulted in the elimination of all significant inter-company balances and transactions. The financial statements of Sandy Spring Bancorp (Parent Only) include its investment in the Bank under the equity method of accounting.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Assets Under Management
Assets held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of the Company or its subsidiaries.  Trust department income is presented on an accrual basis.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (items with an original maturity of three months or less).

Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank.  Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.  The Company’s current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2005 or December 31, 2004.

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

Back to Index

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

Investments Available for Sale
Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The carrying values of securities available for sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Leases
Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Lease financing assets, all of which are direct financing leases, include aggregate lease rentals, net of related unearned income.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.  The Company generally places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.  All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  Interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Back to Index

impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash-basis, and payments are first applied against the principal balance outstanding.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an amount which, in management’s judgment, is adequate to absorb estimated losses on outstanding loans and leases. The allowance represents an estimation made pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  The adequacy of the allowance is determined through careful and continuous evaluation of the loan and lease portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.  The Company’s systematic methodology for assessing the appropriateness of the allowance includes:  (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

The formula allowance is based upon historical loss factors, as adjusted, and establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan portfolio management processes, and (7) quality of the Company’s credit risk identification processes.

The specific allowance is used to allocate an allowance for internally risk-rated commercial loans where significant conditions or circumstances indicate that a loss may be imminent.  Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of potential losses.  Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan.  Allowances are also established by application of credit risk factors to other internally risk-rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status.  Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

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

Other Real Estate Owned (OREO)
OREO, which is included in other assets in the consolidated balance sheets, is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are added to a valuation reserve.

Back to Index

Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under the provisions of SFAS No. 142, goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment.  Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years.

Intangible assets that have finite lives are amortized over their estimated useful lives and also continue to be subject to impairment testing.  All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods that initially did not exceed 15 years.

Note 8 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No. 142.  The unidentifiable Intangible Assets Resulting from Branch Acquisitions resulted from two transactions: the purchase of a commercial bank in 1996 and the purchase of seven commercial bank branches in a single transaction in 1999. No goodwill was recorded as a result of these branch acquisitions.   SFAS No. 147, “Acquisitions of Certain Financial Institutions” addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The Statement provides for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. After completing its analysis of the transactions identified above, the Company determined that neither met the definition of a business for purposes of SFAS No. 147 under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the Company has continued to amortize these unidentifiable intangible assets without change in method.

Valuation of Long-Lived Assets
The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reportable at the lower of the carrying amount or the fair value, less costs to sell.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock Compensation Plans
At December 31, 2005, the Company had three stock-based employee compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 omnibus stock plan as described more fully in Note 13.  The Company accounts for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations through December 31, 2005.  Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an

Back to Index

exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three years ended December 31.

(In thousands, except per share data)	2005	2004	2003

Net income, as reported	$33,098	$14,367	$32,066
Less pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,107)	(1,651)	(1,574)

Pro forma net income	$30,991	$12,716	$30,492

Net income per share:
Basic – as reported	$2.26	$0.99	$2.21
Basic – pro forma	$2.11	$0.88	$2.10
Diluted – as reported	$2.24	$0.98	$2.18
Diluted – pro forma	$2.10	$0.86	$2.07

Beginning in 2006, the Company will account for such plans under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) as described under New Accounting Pronouncements.

Advertising Costs
Advertising costs are expensed as incurred and included in noninterest expenses.

Earnings per Common Share
Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.  The number of potential shares issued pursuant to the stock option plans was determined using the treasury stock method.

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

New Accounting Pronouncements
On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  The delay of the effective date of EITF 03-1 was to be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a.  Proposed FSP Issue 03-1-a was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.

In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment. FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued in November 2005 and replaces the guidance set forth in paragraphs 10-20 of EITF 03-1

Back to Index

with references to existing guidance. Based on management’s current evaluations, they do not anticipate that any material financial statement impact will result from this new accounting pronouncement.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)” or the “Statement”).  SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X that delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005.  The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy.  The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a binomial option-pricing model, which the Company is evaluating to use in the future. The Company will adopt this statement on January 1, 2006 and will select the Modified Prospective Application as its transition method. It is estimated that the adoption of SFAS No. 123(R) will reduce the Company’s net income by approximately $0.4 million or $0.03 per share in 2006.

In May 2005, the FASB published FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154” or the “Statement”).  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  SFAS No. 154 is effective for accounting changes and corrections of errors made in 2006.  Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the 2005 presentation.

Note 2 – Acquisitions
In October 2005, the Company completed the acquisition of West Financial Services, Inc. (“WFS”) located in McLean, Virginia, an asset management and financial planning company with approximately $576 million in assets under management. Under the terms of the acquisition agreement, the Company purchased WFS with a combination of stock and cash totaling approximately $5.9 million. Additional contingent payments may be made and recorded in 2006, 2007 and 2008 based on the financial results attained by WFS during those periods.

In the transaction, $0.9 million of assets were acquired, primarily accounts receivable, and $1.3 million of liabilities were assumed, primarily operating payables. The acquisition resulted in the recognition of $1.7 million of goodwill, which will not be amortized, and $4.6 million of identified intangible assets which will be amortized on a straight-line basis over periods ranging from 4 to 10 years.  This acquisition was considered immaterial and, accordingly, no pro forma results of operations are provided for the pre-acquisition periods.

In December 2005, the Company reached an agreement to acquire Neff & Associates (“Neff”), an insurance agency located in Ocean City, Maryland.  Under the terms of the acquisition agreement, the Company will purchase Neff for cash totaling approximately $1.9 million.  Additional contingent payments may be made and recorded in 2008 based on the financial results attained by Neff in that year.  This transaction was completed on January 31, 2006.

Note 3 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2005 was $2.4 million and in 2004 was $2.3 million.

Back to Index

Note 4 – Investments Available for Sale

The amortized cost and estimated fair values of investments available for sale at December 31 are as follows:

	2005				2004

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury	$600	$0	$(6)	$594	$0	$0	$0	$0
U.S. Agency	244,895	27	(2,583)	242,339	252,112	1,052	(1,563)	251,601
State and municipal	2,301	113	0	2,414	50,728	1,550	(106)	52,172
Mortgage-backed	1,674	53	(6)	1,721	12,505	207	(124)	12,588
Corporate debt	0	0	0	0	4,466	389	0	4,855
Trust preferred	7,883	1,420	0	9,303	21,213	1,509	0	22,722

Total debt securities	257,353	1,613	(2,595)	256,371	341,024	4,707	(1,793)	343,938
Marketable equity securities	200	0	0	200	1,591	1,374	0	2,965

Total investments available for sale	$257,553	$1,613	$(2,595)	$256,571	$342,615	$6,081	$(1,793)	$346,903

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 are as follows:

	Continuous unrealized losses existing for:

(In thousands) Available for sale as of December 31, 2005	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$220,892	$1,252	$1,331	$2,583
U.S. Treasury	594	6	0	6
Mortgage-backed	322	3	3	6

	$221,808	$1,261	$1,334	$2,595

	Continuous unrealized losses existing for:

(In thousands) Available for sale as of December 31, 2004	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$152,129	$928	$635	$1,563
State and municipal	10,013	15	91	106
Mortgage-backed	8,179	2	122	124

	$170,321	$945	$848	$1,793

Approximately 100% and 99% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of December 31, 2005 and 2004, respectively, are rated AAA.  The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2005 and 2004 all have modest duration risk (1.47 years in 2005 and 2.09 years in 2004), low credit risk, and minimal loss (approximately 1%) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original

Back to Index

purchase.  These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost, and estimated fair values, of debt securities available for sale at December 31 by contractual maturity are shown below. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005		2004

(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$206,999	$205,400	$156,942	$156,858
Due after one year through five years	48,483	48,987	153,335	154,717
Due after five years through ten years	1,349	1,431	22,915	24,182
Due after ten years	522	553	7,832	8,181

Total debt securities available for sale	$257,353	$256,371	$341,024	$343,938

Sale of investments available for sale during 2005, 2004 and 2003 resulted in the following:

(In thousands)	2005	2004	2003

Proceeds	$124,311	$412,541	$197,231
Gross gains	3,968	3,706	1,870
Gross losses	706	3,166	874

At December 31, 2005 and 2004, investments available for sale with a carrying value of $246.8 million and $237.0 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2005 and 2004.

Note 5 – Investments Held to Maturity and Other Equity Securities
The amortized cost and estimated fair values of investments held to maturity at December 31 are as follows:

	2005				2004

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Agency	$34,398	$0	$(725)	$33,673	$34,382	$18	$(48)	$34,352
State and municipal	261,250	8,229	(185)	269,294	270,911	8,034	(636)	278,309

Total investments held to maturity	$295,648	$8,229	$(910)	$302,967	$305,293	$8,052	$(684)	$312,661

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 are as follows:

Back to Index
	Continuous unrealized losses existing for:

(In thousands) Held to Maturity as of December 31, 2005	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S Agency	$33,673	$725	$0	$725
State and municipal	18,173	39	146	185

	$51,846	$764	$146	$910

	Continuous unrealized losses existing for:

(In thousands) Held to Maturity as of December 31, 2004	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S Agency	$21,297	$22	$26	$48
State and municipal	51,607	167	469	636

	$72,904	$189	$495	$684

Approximately 96% and 86% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2005 and 2004, respectively, are rated AAA and 4% and 14% as of December 31, 2005 and 2004, respectively, are rated AA1.  The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.3 years in 2005 and 3.1 years in 2004), low credit risk, and minimal losses (approximately 2%) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005		2004

(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$65,045	$64,471	$43,417	$43,556
Due after one year through five years	140,149	143,956	147,426	151,109
Due after five years through ten years	84,215	87,987	108,317	111,530
Due after ten years	6,239	6,553	6,133	6,466

Total debt securities held to maturity	$295,648	$302,967	$305,293	$312,661

 At December 31, 2005 and 2004, investments held to maturity with a book value of $92.1 million and $90.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S.Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2005 or 2004.

Back to Index

Other equity securities at December 31 are as follows:

(In thousands)	2005	2004

Federal Reserve Bank stock	$1,846	$1,826
Federal Home Loan Bank of Atlanta stock	13,367	12,086

Total	$15,213	$13,912

Note 6 – Loans and Leases

Major categories at December 31 are presented below:

(In thousands)	2005	2004

Residential real estate:
Residential mortgages	$413,324	$371,924
Residential construction	155,379	137,880
Commercial loans and leases:
Commercial real estate	415,983	386,911
Commercial construction	178,764	88,974
Leases	23,644	15,618
Other commercial	162,036	135,116
Consumer	335,249	309,102

Total loans and leases	1,684,379	1,445,525
Less: allowance for loan and lease losses	(16,886)	(14,654)

Net loans and leases	$1,667,493	$1,430,871

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At December 31, 2005 the Company had a total of $40.1 million in residential real estate loans and $1.7 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. Commercial loans with an LTV greater than 75% to 85%, depending on the type of loan, totaled $26.2 million at December 31, 2005. The Company had interest-only loans totaling $71.0 million in its loan portfolio at December 31, 2005. In addition, virtually all of the Company’s equity lines of credit, $199.4 million at December 31, 2005, which were included in the consumer loan portfolio, were made on an interest-only basis.  The aggregate of all loans with these terms was $338.4 million at December 31, 2005, which represented 20% of total loans and leases outstanding at that date.  The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

Back to Index

Activity in the allowance for loan and lease losses for the preceding three years ended December 31 is shown below:

(In thousands)	2005	2004	2003

Balance at beginning of year	$14,654	$14,880	$15,036
Provision for loan and lease losses	2,600	0	0
Loan and lease charge-offs	(535)	(496)	(357)
Loan and lease recoveries	167	270	201

Net charge-offs	(368)	(226)	(156)

Balance at year end	$16,886	$14,654	$14,880

Information regarding impaired loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2005	2004	2003

Impaired loans with a valuation allowance	$200	$673	$148
Impaired loans without a valuation allowance	209	17	188

Total impaired loans	$409	$690	$336

Allowance for loan losses and lease losses related to impaired loans	$31	$251	$120
Allowance for loan and lease losses related to other than impaired loans	16,855	14,403	14,760

Total allowance for loan and lease losses	$16,886	$14,654	$14,880

Average impaired loans for the year	$656	$657	$329
Interest income on impaired loans recognized on a cash basis	$0	$0	$7

Other non-accrual loans and leases totaled $0.4 million and $0.7 million at December 31, 2005 and 2004 respectively.  Gross interest income that would have been recorded in 2005 if non-accrual loans and leases had been current and in accordance with their original terms was $45 thousand, while interest actually recorded on such loans was $0.

Note 7 – Premises and Equipment

Premises and equipment at December 31 consist of:

(In thousands)	2005	2004

Land	$8,355	$8,505
Buildings and leasehold improvements	45,765	38,895
Equipment	25,571	24,454

Total premises and equipment	79,691	71,854
Less: accumulated depreciation and amortization	(34,306)	(29,800)

Net premises and equipment	$45,385	$42,054

Depreciation and amortization expense for premises and equipment amounted to $4.6 million for 2005, $4.5 million for 2004 and $4.1 million for 2003.

Contractual commitments at December 31, 2005 to construct branch facilities totaled $1.7 million.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $4.1 million (2005), $3.7 million (2004) and $3.3 million (2003). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2005 for all non-cancelable operating leases are:

Back to Index

(In thousands)	Operating Leases

2006	$3,671
2007	3,310
2008	2,985
2009	3,001
2010	2,447
Thereafter	11,735

Total minimum lease payments	$27,149

Note 8 – Goodwill and Other Intangible Assets

Effective January 1, 2002, goodwill is no longer being amortized but rather is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment, under the provisions of SFAS No. 142.  The acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

(Dollars in thousands)	Goodwill	Unidentifiable Intangible Assets Resulting From Branch Acquisitions	Other Identifiable Intangibles	Total

2005
Gross carrying amount	$8,444	$17,854	$2,007	$28,305
Purchase price adjustment	1,218	0	0	1,218
Acquired during the year	1,719	0	4,550	6,269
Accumulated amortization	(1,109)	(11,283)	(910)	(13,302)

Net carrying amount	$10,272	$6,571	$5,647	$22,490

Weighted average remaining life		3.7	7.2
2004
Gross carrying amount	$8,752	$17,854	$1,637	$28,243
Acquired during the year	957	0	370	1,327
Impairment losses	(1,265)	0	0	(1,265)
Accumulated amortization	(1,109)	(9,498)	(497)	(11,104)

Net carrying amount	$7,335	$8,356	$1,510	$17,201

Weighted average remaining life		4.7	9.2

Future estimated annual amortization expense is presented below:

(In thousands) Year	Amount

2006	$2,783
2007	2,715
2008	2,707
2009	2,069
2010	390

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. Additionally, the Company performed annual goodwill impairment tests as of October 1, 2005, 2004 and 2003. The income approach and the market approach were used when estimating the fair value of the reporting units.  The income approach indicates the fair value based on the present value of the cash flows expected to be generated in the future by the reporting unit.  The market approach indicates the fair value of the equity of a business based on a comparison of the business to comparable firms in similar lines of business that are publicly traded or which are part of

Back to Index

a public or private transaction.  As a result of its 2004 annual assessment, the Company determined, using a combination of the market and income valuation approaches, that there was impairment of goodwill in the amount of $1.3 million related to The Equipment Leasing Company.  The primary reason for the impairment charge in 2004 was the continuing decline in the size of the leasing portfolio and related leasing unit income despite efforts to generate growth and to control operating expenses. This impairment was charged to operations and is included in noninterest expenses. The Company will continue to review goodwill on an annual basis for impairment and more frequently as events occur or circumstances change.

Note 9 – Deposits

Deposits outstanding at December 31 consist of:

(In thousands)	2005	2004

Noninterest-bearing deposits	$439,277	$423,868
Interest-bearing deposits:
Demand	245,428	241,378
Money market savings	369,555	371,517
Regular savings	208,496	228,301
Time deposits of less than $100,000	299,854	275,671
Time deposits of $100,000 or more	240,600	191,766

Total interest-bearing deposits	1,363,933	1,308,633

Total deposits	$1,803,210	$1,732,501

Interest expense on time deposits of $100 thousand or more amounted to $6.6 million, $4.2 million and $3.5 million for 2005, 2004, and 2003, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands) Year	Amount

2005	$292,518
2006	133,661
2007	26,764
2008	72,152
2009	15,359

Total	$540,454

Note 10 – Short-term Borrowings

Information relating to short-term borrowings is as follows for the years ended December 31:

	2005		2004		2003

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At Year End:
Federal Home Loan Bank advances	$192,450	3.98%	$70,550	4.62%	$245,544	5.40%
Retail repurchase agreements	170,769	3.45	117,377	1.50	117,679	0.40
Other short-term borrowings	17,000	4.31	44,000	3.53	50,000	2.73

Total	$380,219	3.76%	$231,927	2.83%	$413,223	3.65%

Average for the Year:
Federal Home Loan Bank advances	$121,813	3.87%	$243,690	5.55%	$283,750	5.40%
Retail repurchase agreements	146,887	2.54	119,484	0.78	137,111	0.57
Other short-term borrowings	26,761	4.15	29,404	3.85	44,521	3.22
Maximum Month-end Balance:
Federal Home Loan Bank advances	$192,450		$245,550		$302,398
Retail repurchase agreements	186,760		128,731		152,621
Other short-term borrowings	27,000		69,000		64,000

Back to Index

The Company pledges U.S. Government Agency securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the “FHLB”) under which it may borrow up to $714.8 million at interest rates based upon current market conditions, of which $194.6 million was outstanding at December 31, 2005.  Both short-term and long-term FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans amounting to $320.5 million and HELOC loans amounting to $239.4 million at December 31, 2005 as collateral under the borrowing agreement with the FHLB.  The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $264.4 million at December 31, 2005, against which there were borrowings outstanding of $17.0 million.

Note 11 – Long-term Borrowings

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate completion of a pooled placement issuance of $35.0 million of Trust Preferred securities on August 10, 2004.  Subordinated debentures on the accompanying balance sheets reflect the subordinated debt instruments the Company issued to Capital Trust and bear a 6.35% rate of interest until July 7, 2009 at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  These obligations of the Company are subordinated to all other debt except other trust preferred subordinated, to which it may have equal subordination.  The borrowing has a maturity date of October 7, 2034, and may be called by the Company no earlier than October 7, 2009.

The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)	2005	2004	2003

FHLB 6.45% Advance due 2006	$0	$50	$150
FHLB 6.68% Advance due 2006	0	50	150
FHLB 2.50% Advance due 2008	0	27,000	27,000
FHLB 2.51% Advance due 2012	0	40,000	40,000
FHLB 1.92% Advance due 2013	0	25,000	25,000
FHLB 4.13% Advance due 2013	2,158	2,508	2,858
FHLB 5.35% Advance due 2009	0	0	10,000
FHLB 6.25% Advance due 2010	0	0	10,000

Total other long-term borrowings	$2,158	$94,608	$115,158

The 4.13% advance due in 2013 is principal reducing with payments of approximately $30 thousand monthly.  Interest on this instrument is generally paid monthly.  Expected maturities may differ from contractual maturities because the Company may elect to prepay obligations.

Note 12 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the Board of Directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The shareholders have reserved 15,000 authorized but unissued shares of common stock for purchase under the plan.  Such purchases are made at the fair market value of the stock on the exercise date.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter.  The shareholders reserved 450,000 authorized but unissued shares of common stock for purchase under the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the

Back to Index

month.  The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors.

In 2005, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5% or approximately 732,000 shares of the Company’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market periodically until March 31, 2007, or earlier termination of the repurchase program by the board.  Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors.  Bancorp purchased the equivalent of 104,151 shares of its common stock under a prior share repurchase program, which expired on March 31, 2005 and has purchased 45,500 shares under the current share repurchase program through December 31, 2005.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2005, the Bank could have paid additional dividends of $43.6 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2005. There were no other loans outstanding between the Bank and the Company at December 31, 2005 or December 31, 2004.

Note 13 – Stock Option Plan

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. In general, the options have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of grant, must be exercised within periods ranging from seven to ten years and vest over a period of two years. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options.  Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

The following is a summary of changes in shares under option for the years ended December 31:

	2005		2004		2003

	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Balance, beginning of year	824,192	$31.04	801,317	$26.74	675,126	$22.41
Granted	249,061	38.13	208,028	38.00	189,489	38.91
Cancelled	(26,302)	36.69	(24,020)	36.19	(13,375)	26.46
Exercised	(42,478)	21.00	(161,133)	17.84	(49,923)	14.49

Balance, end of year	1,004,473	$33.08	824,192	$31.04	801,317	$26.74

Weighted average fair value of options granted during the year		$6.72		$9.87		$11.95

Back to Index

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Exercisable Options

Range of Exercise Price	Outstanding Number	Weighted Average Remaining Contracted Life (in years)	Weighted Average Exercise Price	Exercisable Number	Weighted Average Exercise Price

$11.09	9,000	1.0	$11.09	9,000	$11.09
$14.54-$20.33	159,449	4.0	16.23	159,449	16.23
$31.25-$32.25	224,128	6.6	31.70	224,128	31.70
$38.00-$38.91	611,896	7.9	38.30	445,879	38.36

	1,004,473	6.9	33.08	838,456	32.08

The fair value of each option grant is estimated on the date of grant using the extended binomial option-pricing model with the following weighted-average assumptions used for grants during the three years ended December 31:

	2005	2004	2003

Dividend yield	2.48%	2.14%	2.12%
Expected volatility	21.27%	23.70%	27.93%
Risk-free interest rate	4.34%	4.03%	3.66%
Expected lives (in years)	5	8	8

Effective October 19, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of the currently outstanding options to purchase approximately 66,000 shares of the Company’s common stock granted on December 31, 2004.  These include options held by certain members of senior management.  This effectively reduces the two-year vesting period on these options to one year.  The amount that would have been expensed for such unvested options in 2006 had the Company not accelerated the vesting would have been approximately $0.4 million.  Stock options granted in 2004 have a ten year life and will now vest in one year.  The other terms of the option grants remain unchanged.

Note 14 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year.  The Company’s funding policy is to contribute the maximum amount deductible for federal income tax purposes. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year.

Back to Index

The Plan’s funded status as of December 31 is as follows:

(In thousands)	2005	2004

Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$16,348	$13,410
Service cost	1,622	1,579
Interest cost	1,093	930
Actuarial loss	529	940
Increase due to discount rate change	1,912	0
Projected benefit payments	(303)	(511)

Projected obligation at December 31	21,201	16,348

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	14,445	12,320
Actual return on plan assets	889	836
Employer contributions	3,400	1,800
Benefit payments	(303)	(511)

Fair value of plan assets at December 31	18,431	14,445

Funded Status:
Funded status at December 31	(2,770)	(1,903)
Unrecognized prior service cost (benefit)	(1,157)	(1,219)
Unrecognized net actuarial loss	8,581	6,185

Prepaid pension cost included in other assets	$4,654	$3,063

Accumulated benefit obligation at December 31	$17,926	$13,631

Amounts recognized in the balance sheet consist of a prepaid benefit cost of $4.7 million and $3.1 million for the years ended December 31, 2005 and December 31, 2004, respectively.

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2005	2004	2003

Service cost for benefits earned	$1,622	$1,579	$1,140
Interest cost on projected benefit obligation	1,094	930	731
Expected return on plan assets	(1,179)	(987)	(787)
Amortization of prior service cost	(63)	(63)	(62)
Recognized net actuarial loss	335	328	293

Net periodic benefit cost	$1,809	$1,787	$1,315

Additional Information

Weighted-Average Assumptions used to determine benefit obligations at December 31 are as follows:

	2005	2004

Discount rate	6.00%	6.50%
Rate of compensation increase	4.50%	4.50%

Weighted-Average Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2005	2004	2003

Discount rate	6.50%	6.50%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

Back to Index

The expected rate of return on assets of 8% reflects the Plan’s predominant investment of assets in equity type securities and an analysis of the average rate of return of the S & P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years weighted by 66.7% and 33.3%, respectively.

Plan Assets

The Company’s pension plan weighted-average allocations at December 31, 2005, and 2004, by asset category are as follows:

Asset Category	2005	2004

Equity securities	65.9%	66.6%
Debt securities	25.0%	23.7%
Cash, other	9.1%	9.7%

Total	100.0%	100.0%

The Company has a written investment policy approved by the Board of Directors that governs the investment of the defined benefit pension fund trust portfolio.  The investment policy is designed to provide limits on risk that is undertaken by the investment managers both in terms of market volatility of the portfolio and the quality of the individual assets that are held in the portfolio.  The investment policy statement focuses on the following areas of concern: preservation of capital, diversification, risk tolerance, investment duration, rate of return, liquidity and investment management costs.  Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio; and ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currencies denominated debt instruments are not permitted.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations.  A Retirement Plan Investment Committee meets quarterly to review the activities of the investment managers to ensure adherence with the investment policy statement.

Contributions

The Company, with input from its actuaries, estimates that the 2006 contribution will be approximately $1.0 million which will maintain the pension plan’s fully funded status.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

(in thousands)
2006	$220,861
2007	291,945
2008	397,340
2009	464,230
2010	519,461
2011-2015	6,131,785

Back to Index

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match.  The profit sharing component is non-contributory and covers all employees after ninety days of service.  The 401(k) plan provision is voluntary and also covers all employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations.  The Company match includes a vesting schedule with employees becoming 100% vested after four years of service.  The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in noninterest expenses and totaled $2.3 million in 2005, $0.8 million in 2004, and $0.9 million in 2003.

The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments are made annually and amounts included in noninterest expense under the plan amounted to $2.7 million in 2005, $14 thousand in 2004, and $0.4 million in 2003.

Supplemental Executive Retirements Agreements

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit costs included in noninterest expenses for 2005, 2004 and 2003 were $0.6 million, $0.1 million, and $0.6 million, respectively.

Executive Health Insurance Plan

The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. Expenses under the plan, covering insurance premiums and out-of-pocket expense reimbursement benefits, totaled a negative ($72 thousand) in 2005, $0.3 million in 2004, and $0.2 million in 2003.

Note 15 – Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of:

(In thousands)	2005	2004	2003

Current Income Taxes (benefit):
Federal	$11,979	$(1,655)	$8,917
State	2,971	(946)	992

Total current	14,950	(2,601)	9,909
Deferred Income Taxes (benefit):
Federal	(2,052)	695	(446)
State	(703)	227	16

Total deferred	(2,755)	922	(430)

Total income tax expense (benefit)	$12,195	$(1,679)	$9,479

Back to Index

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)	2005	2004

Deferred Tax Assets:
Allowance for loan and lease losses	$6,132	$4,735
Intangible assets	2,314	2,410
Employee benefits	2,037	1,587
Unrealized losses on investments available for sale	389	0
Other	338	590

Gross deferred tax assets	11,210	9,322
Deferred Tax Liabilities:
Depreciation	(1,782)	(2,896)
Unrealized gains on investments available for sale	0	(1,656)
Pension plan costs	(1,787)	(1,392)
Deferred loan fees and costs	(1,580)	(1,764)
Other	(217)	(570)

Gross deferred tax liabilities	(5,366)	(8,278)

Net deferred tax (liabilities) assets	$5,844	$1,044

No valuation allowance exists with respect to deferred tax items. The Company has a net operating loss (NOL) carry forward of $0.2 million, which expires in 2008. The NOL carry forward is a result of an acquisition in 1993 and is subject to annual limitations under Internal Revenue Code Section 382.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:
	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(11.4)	(43.0)	(13.2)
State income taxes, net of federal income tax benefits	3.3	(3.7)	1.6
Other, net	0	(1.5)	(0.6)

Effective tax rate	26.9%	(13.2)%	22.8%

Note 16 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share data)	2005	2004	2003

Basic:
Net income available to common stockholders	$33,098	$14,367	$32,066
Average common shares outstanding	14,664	14,514	14,493
Basic net income per share	$2.26	$0.99	$2.21

Diluted:
Net income available to common stockholders	$33,098	$14,367	$32,066
Average common shares outstanding	14,664	14,514	14,493
Stock option adjustment	103	195	215

Average common shares outstanding-diluted	14,767	14,709	14,708
Diluted net income per share	$2.24	$0.98	$2.18

As of December 31, 2005 options for 375,117 shares of common stock were not included in computing diluted net income per share because their effects were anti-dilutive.

Back to Index

Note 17 – Related Party Transactions

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

(In thousands)	2005	2004

Balance at January 1	$24,487	$22,445
Additions	17,204	13,546
Repayments	(1,396)	(11,504)

Balance at December 31	$40,295	$24,487

Note 18 – Financial Instruments with Off-balance Sheet Risk

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

(In thousands)	2005	2004

Commitments to extend credit and available credit lines:
Commercial	$89,227	$48,725
Real Estate-development and construction	92,859	100,028
Real estate-residential mortgage	5,067	16,369
Lines of credit, principally home equity and business lines	380,538	399,174
Standby letters of credit	50,211	33,822

	$617,902	$598,118

Note 19 – Litigation

In the normal course of business, the Company may become involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 20 – Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 96.4% of the Company’s assets and 99.2% of its liabilities at December 31, 2005 and 96.7% of its assets and 99.1% of its liabilities at December 31, 2004.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

Back to Index

settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and temporary investments (1)	$64,633	$64,776	$66,016	$66,210
Investments available for sale	256,571	256,571	346,903	346,903
Investments held to maturity and other equity securities	310,861	318,180	319,205	326,573
Loans, net of allowances	1,667,493	1,667,203	1,430,871	1,434,001
Accrued interest receivable and other assets (2)	72,322	72,322	68,682	68,682
Financial Liabilities
Deposits	$1,803,210	$1,795,952	$1,732,501$	$1,731,512
Short-term borrowings	380,220	378,386	231,927	233,262
Long-term borrowings	37,158	35,687	129,608	130,123
Accrued interest payable and other liabilities (2)	2,252	2,252	2,071	2,071

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and temporary investments:

          Cash and due from banks, federal funds sold and interest-bearing deposits with banks. The carrying amount approximated the fair value.

          Residential mortgage loans held for sale. The fair value of residential mortgage loans held for sale was derived from secondary market quotations for similar instruments.

Investments. The fair value for U.S. Treasury, U.S. Agency, state and municipal, corporate debt and trust preferred securities was based upon quoted market bids; for mortgage-backed securities upon bid prices for similar pools of fixed and variable rate assets, considering current market spreads and prepayment speeds; and, for equity securities upon quoted market prices.

Loans. The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential loan and lease losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.

Accrued interest receivable. The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

Other assets. The carrying amount approximated the fair value considering their short-term nature.

Deposits. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. While

Back to Index

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

Note 21 – Parent Company Financial Information

The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company’s consolidated financial statements are presented below:

Balance Sheets

	December 31,

(In thousands)	2005	2004

Assets
Cash and cash equivalents	$3,610	$11,282
Investments available for sale (at fair value)	200	4,051
Investment in subsidiary	215,640	182,572
Loan to subsidiary	35,000	33,565
Other assets	587	857

Total assets	$255,037	$232,327

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	2,154	2,244

Total liabilities	37,154	37,244
Stockholders’ Equity
Common stock	14,794	14,629
Additional paid in capital	26,599	21,522
Retained earnings	177,084	156,315
Accumulated other comprehensive income(loss)	(594)	2,617

Total stockholders’ equity	217,883	195,083

Total liabilities and stockholders’ equity	$255,037	$232,327

Back to Index

Statements of Income

	Years Ended December 31,

(In thousands)	2005	2004	2003

Income:
Cash dividends from subsidiary	$2,952	$11,368	$10,725
Securities gains	1,758	2,675	1,401
Other income, principally interest	2,324	3,502	3,482

Total income	7,034	17,545	15,608
Expenses:
Interest	2,223	3,878	3,281
Other expenses	695	1,977	823

Total expenses	2,918	5,855	4,104
Income before income taxes and equity in undistributed income of subsidiary	4,116	11,690	11,504
Income tax expense	437	69	213

Income before equity in undistributed income of subsidiary	3,679	11,621	11,291
Equity in undistributed income of subsidiary	29,419	2,746	20,775

Net income	$33,098	$14,367	$32,066

Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$33,098	$14,367	$32,066
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(29,419)	(2,746)	(20,775)
Securities gains	(1,758)	(2,675)	(1,401)
Net change in other liabilities	(90)	(58)	84
Other-net	(49)	953	(146)

Net cash provided by operating activities	1,782	9,841	9,828
Cash Flows from Investing Activities:
Purchases of investments available for sale	0	0	(426)
Proceeds from sales of investments available for sale	4,249	5,023	3,013
Increase in note receivable from subsidiary	(1,435)	0	0

Net cash provided by investing activities	2,814	5,023	2,587
Cash Flows from Financing Activities:
Common stock purchased and retired	(1,437)	(1,525)	(3,325)
Proceeds from issuance of common stock	1,498	3,524	1,127
Dividends paid	(12,329)	(11,332)	(10,725)

Net cash used by financing activities	(12,268)	(9,333)	(12,923)

Net increase (decrease) in cash and cash equivalents	(7,672)	5,531	(508)
Cash and cash equivalents at beginning of year	11,282	5,751	6,259

Cash and cash equivalents at end of year	$3,610	$11,282	$5,751

Note 22 – Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under

Back to Index

regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005 and 2004, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to risk weighted assets):
Company	$247,873	13.22%	$150,028	8.00%	N/A
Sandy Spring Bank	244,546	13.05	149,962	8.00	$187,452	10.00%
Tier 1 Capital (to risk weighted assets):
Company	230,986	12.32	75,014	4.00	N/A
Sandy Spring Bank	192,660	10.28	74,981	4.00	112,471	6.00
Tier 1 Capital (to average assets):
Company	230,986	9.63	71,977	3.00	N/A
Sandy Spring Bank	192,660	8.03	71,953	3.00	119,921	5.00
As of December 31, 2004:
Total Capital (to risk weighted assets):
Company	$224,919	13.82%	$130,188	8.00%	N/A
Sandy Spring Bank	210,719	12.97	129,927	8.00	$162,408	10.00%
Tier 1 Capital (to risk weighted assets):
Company	210,265	12.92	65,094	4.00	N/A
Sandy Spring Bank	162,500	10.01	64,963	4.00	97,445	6.00
Tier 1 Capital (to average assets):
Company	210,265	8.67	72,718	3.00	N/A
Sandy Spring Bank	162,500	6.72	72,501	3.00	120,835	5.00

Note 23-Segment Reporting

The Company operates in four operating segments—Community Banking, Insurance, Leasing and Investment Management.  Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments.  Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing and Investment Management segments were businesses that were acquired in separate transactions where management at the time of acquisition was retained.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements.  However, the segment data reflect inter-segment transactions and balances.

Back to Index

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $1.8 million in 2005, $1.8 million in 2004 and $2.3 million in 2003.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland and Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland.  Major sources of revenue are insurance commissions from commercial lines and personal lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.2 million per year in 2005, 2004, and 2003.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses.  Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $30 thousand, with individual leases generally not exceeding $500 thousand.  Major revenue sources include interest income.  Expenses include personnel and support charges. In 2004, Leasing expenses include an additional non-cash charge of $1.3 million for impairment of goodwill related to the acquisition of The Equipment Leasing Company.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $576 million in assets under management.  Major revenue sources include noninterest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.2 million in 2005.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total

Year ended December 31, 2005
Interest income	$120,842	$40	$1,828	$1	$(551)	$122,160
Interest expense	34,023	0	510	0	(551)	33,982
Provision for loan and lease losses	2,600	0	0	0	0	2,600
Noninterest income	31,526	5,916	1,049	866	(2,448)	36,909
Noninterest expenses	71,556	4,654	928	795	(739)	77,194

Income before income taxes	44,189	1,302	1,439	72	(1,709)	45,293
Income tax expense	11,091	516	560	28	0	12,195

Net income	$33,098	$786	$879	$44	$(1,709)	$33,098

Assets	$2,459,292	$9,274	$26,281	$6,940	$(42,171)	$2,459,616

Back to Index

Year ended December 31, 2004

Interest income	$107,849	$13	$1,619	0	$(500)	$108,981
Interest expense	34,781	0	487	0	(500)	34,768
Provision for loan and lease losses	0	0	0	0	0	0
Noninterest income	26,200	4,949	1,046	0	(1,246)	30,949
Noninterest expense	87,140	3,592	2,203	0	(461)	92,474

Income (loss) before income taxes	12,128	1,370	(25)	0	(785)	12,688
Income tax expense (benefit)	(2,239)	543	17	0	0	(1,679)

Net income(loss)	$14,367	$827	$(42)	$0	$(785)	$14,367

Assets	$2,307,343	$9,520	$18,774	$0	$(26,294)	$2,309,343

Year ended December 31, 2003

Interest income	$110,629	$7	$2,157	$0	$(745)	$112,048
Interest expense	37,439	0	738	0	(745)	37,432
Provision for loan and lease losses	0	0	0	0	0	0
Noninterest income	30,737	4,443	1,100	0	(2,311)	33,969
Noninterest expense	63,445	3,126	1,096	0	(627)	67,040

Income before income taxes	40,482	1,324	1,423	0	(1,684)	41,545
Income tax expense	8,416	525	538	0	0	9,479

Net income	$32,066	$799	$885	$0	$(1,684)	$32,066

Note 24 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2005 is reported in the following table.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Interest income	$28,187	$29,232	$31,391	$33,350
Net interest income	21,200	21,527	22,526	22,925
Provision for loan and lease losses	100	900	600	1,000
Income before income taxes	10,503	10,527	13,294	10,969
Net income	7,856	7,797	9,467	7,978

Basic net income per share	$0.54	$0.53	$0.65	$0.54
Diluted net income per share	0.53	0.53	0.64	0.54

2004
Interest income	$26,712	$26,152	$27,600	$28,517
Net interest income	18,539	17,769	18,278	19,627
Provision for loan and lease losses	0	0	0	0
Income (loss) before income taxes	9,415	7,948	7,848	(12,523)
Net income (loss)	7,301	6,393	6,417	(5,744)

Basic net income (loss) per share	$0.51	$0.44	$0.44	$(0.40)
Diluted net income (loss) per share	0.50	0.43	0.44	(0.39)

Back to Index

OTHER MATERIAL REQUIRED BY FORM 10-K

BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company”) is the one-bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 31 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank’s deposit accounts are insured by the Bank Insurance Fund (the “BIF”) administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank’s primary market area of Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (“SSIC”), a wholly-owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies.  In October 2005, the Company acquired West Financial Services, Inc. (“WFS”), an asset management and financial planning company located in McLean, Virginia.  WFS faces competition primarily from other financial planners, banks, and financial management companies.  The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies.  Management believes the Bank is able to compete effectively in its primary market area.

The Company’s and the Bank’s principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.  The Company’s Website is located at www.sandyspringbank.com.

Loan and Lease Products

Residential Real Estate Loans.  The residential real estate category contains loans principally to consumers secured by residential real estate. The Company’s residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.  The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as

Back to Index

real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company’s residential mortgage loans.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three

Back to Index

or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2005, the Company had $90.3 million in SNC purchased outstanding and $16.0 million in SNC sold outstanding.  The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2005, other financial institutions had $17.8 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $50.5 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

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

Commercial real estate loans secured by owner occupied properties are based upon the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks. All borrowers are required to forward annual corporate, partnership and personal financial statements. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years.  While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five years or less. A risk rating system is used to determine loss exposure.

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

The Company’ equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses.  Equipment leasing is conducted through vendors and end users located primarily in east coast states from New Jersey to Florida and in Illinois.  The typical lease is “small ticket” by industry standards, averaging less than $30 thousand, with individual leases generally not exceeding $500 thousand. Terms generally are fixed payment for up to five years.  Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

The Company makes other commercial loans. Commercial term loans are made to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Company generally requires a first lien position on all

Back to Index

collateral and requires guarantees from owners having at least a 20% interest in the involved business.  Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years.  Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors.  Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants.  Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees.  Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates.  The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company’s student loans are made in amounts of up to $18,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company’s practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Back to Index

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

In general, bank holding companies that qualify as financial holding companies under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. The Company is not a financial holding company, but may choose to become one in the future.

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

Back to Index

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

Bank Regulation.  On September 21, 2001, the Bank’s application to the Maryland State Commissioner of Financial Regulation to become a state chartered bank and trust company was approved and the Bank began operations as such.  The Bank previously was a national bank regulated by the United States Comptroller of the Currency. The Bank is a member of the Federal Reserve System and is subject to supervision by the Federal Reserve and the State of Maryland.  Deposits of the Bank are insured by the FDIC to the legal maximum of $100 thousand for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 12 – Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

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

Back to Index

may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2006.  Deposit insurance rates may be increased during 2006 or later years.

Regulatory Capital Requirements. The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to risk-weighted assets. These capital regulations are subject to change.

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

In August, 2004, the Company, through its subsidiary, Sandy Spring Capital Trust II, issued $35.0 million in trust preferred securities in a private placement.  The trust preferred securities bear a 6.35% fixed rate of interest until July 7, 2009, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  The trust preferred securities represent the guaranteed beneficial interests in a like amount of junior

Back to Index

subordinated debentures having the same terms, due in 2034, issued by the Company.  These securities are shown as subordinated debentures on the Consolidated Balance Sheets of the Company.  The new proceeds from this placement were used in November 2004 to redeem the $35.0 million in 9.375% fixed rate trust preferred securities issued in 1999.  These trust preferred securities issued in 2004 meet the Federal Reserve’s regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any other specified “restricted core capital elements”) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital.  Any excess may be included as supplementary capital.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2005, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2005, the Bank was well-capitalized as defined in the Federal Reserve’s regulations.

For information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Capital Management” of this report, and “Note 11-Long-term Borrowings,” and “Note 22 – Regulatory Matters” of the Notes to the Consolidated Financial Statements of this report.

Supervision and Regulation of Mortgage Banking Operations

The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”),

Back to Index

and the Federal National Mortgage Association (“FNMA”) with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to FNMA, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public, disclosure of their CRA ratings.  The Bank was assigned a “satisfactory” rating as a result of its last CRA examination.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations and related Nasdaq Stock Market rules have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit

Back to Index

services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on our internal control over financial reporting.

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

Risk Factors

Investing in our common stock involves risks. You should carefully consider the following risk factors before you decide to make an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower, or may hurt our financial condition. You should also consider the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into it.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2005, our interest rate sensitivity simulation model projected that net interest income would decrease by 5.79% if interest rates immediately fell by 200 basis points and would decrease by 2.04% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Please see “Market Risk Management” on page 22 of this report.

Back to Index

Changes in local economic conditions could adversely affect our business.

Our commercial and commercial real estate lending operations are concentrated in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs, and otherwise negatively affect our performance and financial condition.

Our allowance for loan and lease losses may not be adequate to cover our actual loan and lease losses, which could adversely affect our earnings.

We maintain an allowance for loan and lease losses in an amount that we believe is adequate to provide for probable losses in the portfolio. While we strive to carefully monitor credit quality and to identify loans and leases that may become nonperforming, at any time there are loans and leases included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets, or that we will be able to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan and lease losses. These regulatory agencies may require us to increase our provision for loan and lease losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan and lease losses could have a negative effect on our financial condition and results of operations.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key client relationship managers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition.

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $30.61 and $38.52 per share during the 12 months ended December 31, 2005. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:

Variations in our anticipated or actual operating results or the results of our competitors;
Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
The size of the public float of our common stock;
Regulatory developments;
The announcement of acquisitions or new branch locations by us or our competitors;
Market conditions; and
General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 23,182 shares during the twelve months ended December 31, 2005, with daily volume ranging from a low of 2,265 shares to a high of 120,318 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

Back to Index

Competition may decrease our growth or profits.

We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than ours. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, increase our operating costs, and may make it harder for us to compete profitably.

Government regulation significantly affects our business.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

Our ability to pay dividends is limited by law and contract.

Our ability to pay dividends to our shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made.

Restrictions on unfriendly acquisitions could prevent a takeover.

Our articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the board of directors. The Maryland General Corporation Law includes provisions that make an acquisition of Sandy Spring Bancorp more difficult. These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

Future sales of our common stock or other securities may dilute the value of our common stock.

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our omnibus stock plan. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Back to Index

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

In addition to competing with other commercial banks, credit unions and savings associations, commercial banks such as the Bank compete with non-bank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Mutual funds also provide substantial competition to banks for deposits.

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

Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that historically had been prohibited for bank holding companies under prior law.  Banks with or without holding companies also may establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial services companies take advantage of the ability to engage in new activities and provide a wider array of products.

Employees

As of January 31, 2006,  the Company and the Bank employed 658 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Back to Index

Directors

Following is a list of the directors of the Company showing their principal occupations and employment.  All directors of the Company are also directors of the Bank.

W. Drew Stabler, Chairman of the Board, Partner in Sunny Ridge Farm

John Chirtea, Real Estate Consultant

Mark E. Friis, President and Chief Executive Officer and Senior Principal of Rodgers Consulting, Inc.

Susan D. Goff, Retired Health Insurance Company Executive

Solomon Graham, President and Chief Executive Officer of Quality Biological, Inc.

Gilbert L. Hardesty, Retired Bank Executive

Hunter R. Hollar, President and Chief Executive Officer of the Bank and the Company

Pamela A. Little, Chief Financial Officer of Athena Innovative Solutions, Inc.

Charles F. Mess, M.D., Managing Physician, Potomac Valley Orthopedic Associates, Chtd.

Robert L. Mitchell, Chairman and Chief Executive Officer of Mitchell and Best Group, LLC

Robert L. Orndorff, Jr., President of RLO Contractors, Inc.

David E. Rippeon, President and Chief Executive Officer of Gaithersburg Equipment Company & Frederick Equipment Company

Craig A. Ruppert, President and Owner, The Ruppert Companies

Lewis R. Schumann, Partner in the law firm of Miller, Miller and Canby, Chtd.

Back to Index

Executive Officers

The following listing sets forth the name, age (as of March 12, 2006) and principal position regarding the executive officers of the Company and the Bank who are not directors:

Frank L. Bentz, III, 47, Executive Vice President and Chief Information Officer of the Bank

R. Louis Caceres, 43, Executive Vice President of the Bank

Ronald E. Kuykendall, 53, Executive Vice President, General Counsel and Secretary of Bancorp and the Bank

Philip J. Mantua, 47, Executive Vice President and Chief Financial Officer of Bancorp and the Bank

Daniel J. Schrider, 41, Executive Vice President and Chief Credit Officer of the Bank

Frank H. Small, 59, Executive Vice President and Chief Operating Officer of Bancorp and the Bank

Sara E. Watkins, 49, Executive Vice President of the Bank

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

Sara E. Watkins became an Executive Vice President of the Bank in 2002.  Prior to that, Ms. Watkins was a Senior Vice President of the Bank.

Back to Index

PROPERTIES

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

COMMUNITY BANKING
OFFICES

40 West – Rockledge Plaza*	Eastport*	Olney*
1100 West Patrick St, Unit A	1013 Bay Ridge Avenue	17801 Georgia Avenue
Frederick, MD 21702	Annapolis, MD 21403	Olney, MD 20832

Airpark*	Edgewater*	Patrick Street*
7653 Lindbergh Drive	116 Mitchells Chance Road	14 West Patrick Street
Gaithersburg, MD 20879	Edgewater, MD 21037	Frederick, MD 21701

Annapolis West*	Fulton-Cherry Tree Crossing*	Potomac*
2051 West Street	8315 Ice Crystal Drive	9822 Falls Road
Annapolis, MD 21401	Laurel, MD 20723	Potomac, MD 20854

Ashton*	Gaithersburg Square*	Rockville*
1 Ashton Road	484 North Frederick Avenue	611 Rockville Pike
Ashton, MD 20861	Gaithersburg, MD 20877	Rockville, MD 20852

Asbury*	Jennifer Road*	Sandy Spring
409 Russell Avenue	166 Jennifer Road	908 Olney-Sandy Spring Road
Gaithersburg MD 20877	Annapolis, MD 21401	Sandy Spring, MD 20860

Bedford Court	Laurel Lakes*	Urbana*
3701 International Drive	14404 Baltimore Avenue	8921 Fingerboard Road
Silver Spring, MD 20906	Laurel, MD 20707	Frederick, MD 21704

Bethesda*	Layhill*	Wildwood*
7126 Wisconsin Avenue	14241 Layhill Road	10329 Old Georgetown Road
Bethesda, MD 20814	Silver Spring, MD 20906	Bethesda, MD 20814

Burtonsville*	Leisure World Plaza*	* ATM available
3535 Spencerville Road	3801 International Drive, Suite 100
Burtonsville, MD 20866	Silver Spring, MD 20906

Clarksville*	Lisbon*
12276 Clarksville Pike	704 Lisbon Centre Drive
Clarksville, MD 21029	Woodbine, MD 21797

Colesville*	Milestone Center*
13300 New Hampshire Avenue	20930 Frederick Avenue
Silver Spring, MD 20904	Germantown, MD 20876

Damascus*	Montgomery Village*
26250 Ridge Road	9921 Stedwick Road
Damascus, MD 20872	Montgomery Village, MD 20886

East Gude Drive*	Mt. Airy Shopping Center*
1601 East Gude Drive	425 East Ridgeville Blvd.
Rockville, MD 20850	Mt. Airy, MD 21771

Back to Index

Other Properties

SANDY SPRING BANK	THE EQUIPMENT LEASING	SANDY SPRING INSURANCE
FINANCIAL CENTER	COMPANY	CORPORATION
148 Jennifer Road	53 Loveton Circle, Suite 100	T/A Chesapeake Insurance Group
Annapolis, MD 21401	Sparks, MD 21152	151 West Street, Suite 300
410-266-3000	410-472-0011	Annapolis, MD 21401
410-841-5320

ADMINISTRATIVE OFFICES	SANDY SPRING MORTGAGE	WEST FINANCIAL SERVICES, INC.
17735 Georgia Avenue	COLUMBIA CENTER	1355 Beverly Road, Suite 250
Olney, MD 20832	9112 Guilford Road, Suite 2	McLean, VA 22101
301-774-6400	Columbia, MD 21046
301-680-0200	703-847-2500

Back to Index

Exhibits, Financial Statement Schedules

The following financial statements are filed as a part of this report:

     Consolidated Balance Sheets at December 31, 2005 and 2004

     Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

     Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

     Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

     Notes to the Consolidated Financial Statements

     Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065..

10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.

10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

Back to Index

10(i)*	Supplemental Executive Retirement Agreement by and between Sandy Spring National Bank of Maryland and Hunter R. Hollar, as amended	Exhibit 10(i) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(j)*
Form of Supplemental Executive Retirement Agreement by and between Sandy Spring Bank and each of Frank L. Bentz, III; R. Louis Caceres; Ronald E. Kuykendall; Daniel J. Schrider; Frank H. Small; and Sara E. Watkins, as amended
Exhibit 10(j) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring National Bank of Maryland, and Hunter R. Hollar	Exhibit 10A to Form 10-Q for the quarter ended March 31, 2003, SEC File No. 0-19065.

10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(o)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins	Exhibit 10(p) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall	Exhibit 10(q) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(q)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank L. Bentz, III	Exhibit 10(r) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(r)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(s)*	Separation Agreement and General Release by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and James H. Langmead	Exhibit 10(t) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(t)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(t) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(u)	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-117330.

21	Subsidiaries

23	Consent of Registered Public Accounting Firm

31 (a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32 (a),(b)	18 U.S.C. Section 1350 Certifications

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.

Back to Index

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

Hunter R. Hollar
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2006.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:

/s/ Hunter R. Hollar	/s/ Philip J. Mantua

Hunter R. Hollar	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ John Chirtea	Director

John Chirtea

/s/ Mark E. Friis	Director

Mark E. Friis

/s/ Susan D. Goff	Director

Susan D. Goff

/s/ Solomon Graham	Director

Solomon Graham

/s/ Gilbert L. Hardesty	Director

Gilbert L. Hardesty

/s/ Pamela A. Little	Director

Pamela A. Little

/s/ Charles F. Mess	Director

Charles F. Mess

/s/ Robert L. Mitchell	Director

Robert L. Mitchell

/s/ Robert L. Orndorff, Jr.	Director

Robert L. Orndorff, Jr.

/s/ David E. Rippeon	Director

David E. Rippeon

/s/ Craig A. Ruppert	Director

Craig A. Ruppert

/s/ Lewis R. Schumann	Director

Lewis R. Schumann

/s/ W. Drew Stabler	Chairman of the Board, Director

W. Drew Stabler