Form 10-Q
period 2006-03-31
SANDY SPRING BANCORP INC
filed 2006-05-09
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES    X      NO

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES           NO   X

     The number of shares of common stock outstanding as of April 19, 2006 is 14,805,472 shares.

     SANDY SPRING BANCORP, INC.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2006	December 31, 2005

ASSETS
Cash and due from banks	$47,707	$47,294
Federal funds sold	16,709	6,149

Cash and cash equivalents	64,416	53,443

Interest-bearing deposits with banks	684	751
Residential mortgage loans held for sale (at fair value)	7,534	10,439
Investments available-for-sale (at fair value)	235,407	256,571
Investments held-to-maturity – fair value of $295,887 (2006) and $302,967 (2005)	290,684	295,648
Other equity securities	15,962	15,213
Total loans and leases	1,744,348	1,684,379
Less: allowance for loan and lease losses	(17,860)	(16,886)

Net loans and leases	1,726,488	1,667,493
Premises and equipment, net	45,448	45,385
Accrued interest receivable	12,851	13,144
Goodwill	10,826	10,272
Other intangible assets	12,916	12,218
Other assets	76,361	79,039

Total assets	$2,499,577	$2,459,616

LIABILITIES
Noninterest-bearing deposits	$429,062	$439,277
Interest-bearing deposits	1,410,293	1,363,933

Total deposits	1,839,355	1,803,210
Short-term borrowings	383,870	380,220
Other long-term borrowings	2,071	2,158
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	16,319	21,145

Total liabilities	2,276,615	2,241,733

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock – par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,801,934 (2006) and 14,793,987 (2005)	14,802	14,794
Additional paid in capital	26,978	26,599
Retained earnings	182,169	177,084
Accumulated other comprehensive loss	(987)	(594)

Total stockholders' equity	222,962	217,883

Total liabilities and stockholders' equity	$2,499,577	$2,459,616

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

(In thousands, except per share data)	2006	2005

Interest Income:

Interest and fees on loans and leases	$28,858	$21,041

Interest on loans held for sale	150	167

Interest on deposits with banks	10	4

Interest and dividends on securities:

Taxable	3,031	3,328

Exempt from federal income taxes	3,016	3,594

Interest on federal funds sold	112	53

TOTAL INTEREST INCOME	35,177	28,187

Interest Expense:

Interest on deposits	7,674	4,188

Interest on short-term borrowings	3,749	2,018

Interest on long-term borrowings	577	781

TOTAL INTEREST EXPENSE	12,000	6,987

NET INTEREST INCOME	23,177	21,200

Provision for loan and lease losses	950	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,227	21,100

Noninterest Income:

Securities gains	0	15

Service charges on deposit accounts	1,848	1,671

Gains on sales of mortgage loans	782	731

Fees on sales of investment products	718	445

Trust and investment management fees	2,116	872

Insurance agency commissions	2,108	1,811

Income from bank owned life insurance	553	555

Visa check fees	535	491

Other income	1,186	1,249

TOTAL NONINTEREST INCOME	9,846	7,840

Noninterest Expenses:

Salaries and employee benefits	12,471	11,289

Occupancy expense of premises	2,126	1,924

Equipment expenses	1,316	1,322

Marketing	341	288

Outside data services	781	740

Amortization of intangible assets	742	496

Other expenses	2,579	2,378

TOTAL NONINTEREST EXPENSES	20,356	18,437

Income Before Income Taxes	11,717	10,503

Income Tax Expense	3,377	2,647

NET INCOME	$8,340	$7,856

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended March 31,

(In thousands, except per share data)	2006	2005

Basic Net Income Per Share	$0.56	$0.54

Diluted Net Income Per Share	0.56	0.53

Dividends Declared Per Share	0.22	0.20

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:

Net income	$8,340	$7,856

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,066	1,653

Provision for loan and lease losses	950	100

Stock compensation expense	142	0

Deferred Income Taxes (benefits)	(16)	0

Origination of loans held for sale	(55,018)	(55,254)

Proceeds from sales of loans held for sale	58,585	57,867

Gains on sales of loans held for sale	(662)	(731)

Securities gains	0	(15)

Net (increase) decrease in accrued interest receivable	293	(133)

Net decrease in other assets	702	2,541

Net (decrease) in accrued expenses and other liabilities	(4,826)	(4,139)

Other – net	244	417

Net cash provided by operating activities	10,800	10,162

Cash flows from investing activities:

Net (increase) decrease in interest-bearing deposits with banks	67	(228)

Purchases of other equity securities	(749)	0

Purchases of investments available-for-sale	(10,000)	0

Proceeds from sales of investments available-for-sale	0	34,334

Proceeds from the sales of other real estate owned	0	1,178

Proceeds from maturities, calls and principal payments of investments held-to-maturity	4,840	230

Proceeds from maturities, calls and principal payments of investments available-for-sale	30,531	9,397

Net increase in loans and leases	(57,821)	(23,362)

Purchase of loans and leases	(2,148)	0

Expenditures for premises and equipment	(1,245)	(3,564)

Net cash provided by (used in) investing activities	(36,525)	17,985

Cash flows from financing activities:

Net increase in deposits	36,145	13,174

Net increase (decrease) in short-term borrowings	3,563	(12,773)

Retirement of long-term borrowings	0	(25,000)

Proceeds from issuance of common stock	245	331

Dividends paid	(3,255)	(2,929)

Net cash provided by (used in) financing activities	36,698	(27,197)

Net increase in cash and cash equivalents	10,973	950

Cash and cash equivalents at beginning of period	53,443	49,195

Cash and cash equivalents at end of period	$64,416	$50,145

Back to Contents

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,

(Dollars in thousands)	2006	2005

Supplemental Disclosures:

Interest payments	$11,511	$7,052

Income tax payments	317	0

Noncash Investing Activities:

Reclassification of borrowings from long-term to short-term	87	40,187

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances at January 1, 2006	$14,794	$26,599	$177,084	$(594)	$217,883

Comprehensive income:

Net income			8,340		8,340

Other comprehensive loss, net of tax effects				(393)	(393)

Total comprehensive income					7,947

Cash dividends – $0.22 per share			(3,255)		(3,255)

Stock compensation expense	0	142			142

Common stock issued pursuant to:

Stock option plan – 2,950 shares	3	91			94

Employee stock purchase plan – 4,997 shares	5	146			151

Balances at March 31, 2006	$14,802	$26,978	$182,169	$(987)	$222,962

Balances at January 1, 2005	$14,629	$21,522	$156,315	$2,617	$195,083

Comprehensive income:

Net income			7,856		7,856

Other comprehensive loss, net of tax effects and reclassification adjustment				(1,632)	(1,632)

Total comprehensive income					6,224

Cash dividends – $0.20 per share			(2,929)		(2,929)

Common stock issued pursuant to:

Stock option plan – 9,436 shares	9	176			185

Employee stock purchase plan – 4,739 shares	5	141			146

Balances at March 31, 2005	$14,643	$21,839	$161,242	$985	$198,709

See Notes to Consolidated Financial Statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

     The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2005 Annual Report to Shareholders. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2006.

     The accounting and reporting policies of Sandy Spring Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sandy Spring Bank (the “Bank”), together with its subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc., conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. Certain reclassifications have been made to amounts previously reported to conform to current classifications.

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

Note 2 – Acquisitions

     In January 2006, the Company completed the acquisition of Neff & Associates (“Neff”), an insurance agency located in Ocean City, Maryland. Under the terms of the acquisition agreement, the Company purchased Neff for cash totaling approximately $1.9 million. Additional contingent payments may be made and recorded in 2008 based on the financial results attained by Neff in that year.

     In the transaction, $0.3 million of assets were acquired, primarily accounts receivable, and $0.3 million of liabilities were assumed, primarily operating payables. The acquisition resulted in the recognition of $0.5 million of goodwill, which will not be amortized, and $1.4 million of identified intangible assets which will be amortized on a straight-line basis over a period of 5 to 10 years. This acquisition is considered immaterial and, accordingly, no pro forma results of operations are provided for the pre-acquisition periods.

Note 3 – New Accounting Pronouncements

     In February 2006, the FASB published FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No.155” or the “Statement”). SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

     In March 2006, the FASB published FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156” or the “Statement”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Back to Contents

Note 4 – Stock Based Compensation

     In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Public companies are required to adopt, and the Company has adopted effective January 1, 2006, the new standard using the modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively, and to record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, settled, or vesting on or after January 1, 2006. The fair value at date of grant of the stock option is estimated using a binomial pricing model based on assumptions noted in the table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in expense of approximately $0.1 million, net of a tax benefit of approximately $22 thousand during the quarter ended March 31, 2006.

     At March 31, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 omnibus stock plan, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value recognition and measurement principles of APB 25, and related interpretations in accounting for its stock-based compensation plans. Therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,550,939 are available for issuance, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

     Options awarded prior to December 15, 2005 vest ratably over a two-year period, with one third vesting immediately upon grant. Effective October 19, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of the then outstanding options to purchase approximately 66,000 shares of the Company’s common stock granted in December 2004. These included options held by certain members of senior management. This effectively reduced the two-year vesting period on these options to one year. The amount that would have been expensed for such unvested options in 2006 had the Company not accelerated the vesting would have been approximately $0.4 million. Additionally, stock options granted in 2004 have a ten year life. The other terms of the option grants remain unchanged. In December 2005, the Company granted options to employees, officers and directors of approximately 249,061 shares, scheduled to vest over a two-year period. These options expire seven years after the date of grant.

     Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31 (unaudited):

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

     Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the quarters ended March 31 (unaudited):

(In thousands, except per share data)	2006	2005

Net income, as reported	$8,340	$7,856
Basic earnings per share	0.56	0.54
Diluted earnings per share	0.56	0.53
Stock-based compensation cost, net of related tax effects	113	0

Information calculated as if fair value method had been
applied to all awards:

Net income, as reported	$8,340	$7,856
Add: Stock-based compensation expense recognized
during the period, net of related tax effects	113	0
Less: Stock-based compensation expense determined
under the fair value-based method, net of tax effects	(113)	(278)

Pro forma net income	$8,340	$7,578

Pro forma basic earnings per share	$0.56	$0.52

Pro forma diluted earnings per share	$0.56	$0.51

     The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model with the following weighted-average assumptions (unaudited) as of December 31:

	2005	2004	2003

Dividend Yield	2.48%	2.14%	2.12%
Weighted average expected volatility	21.27%	23.70%	27.93%
Weighted average risk-free interest rate	4.34%	4.03%	3.66%
Weighted average expected lives (in years)	5	8	8
Weighted average grant-date fair value	6.72	9.87	11.95

     The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $0.2 million and $2.4 million, respectively, while the total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $9 thousand and $0.1 million, respectively.

No options were granted for the quarters ended March 31, 2006 and 2005.

Back to Contents

A summary of share option activity for the year ended December 31, 2005 follows:

(Dollars in thousands, except per share data):	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value

		(Unaudited)

Balance at January 1, 2005	824,192	$31.04	7.6	$5,370
Granted	249,061	38.13	7.0
Exercised	(42,478)	21.00	4.4
Forfeited	(26,302)	36.69	7.9

Balance at December 31, 2005	1,004,473	33.08	6.9	$3,635

Exercisable at December 31, 2005	838,456	$32.08		$3,635

A summary of share option activity for the quarter ended March 31, 2006 follows:

(Dollars in thousands, except per share data):	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value

		(Unaudited)

Balance at January 1, 2006	1,004,473	$33.08	6.9	$3,635
Granted	0	0	0
Exercised	(2,950)	31.93	6.1
Forfeited	(1,086)	38.13	6.8

Balance at March 31, 2006	1,000,437	33.08	6.6	$4,252

Exercisable at March 31, 2006	835,506	$32.08		$4,252

A summary of share option activity for the quarter ended March 31, 2005 follows:

(Dollars in thousands, except per share data):	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value

		(Unaudited)

Balance at January 1, 2005	824,192	$31.04	7.6	$5,370
Granted	0	0	0
Exercised	(9,436)	19.64	6.1
Forfeited	(10,202)	38.13	9.1

Balance at March 31, 2005	804,554	31.08	7.4	$4,146

Exercisable at March 31, 2005	534,254	$28.85		$4,146

A summary of the status of the Company’s nonvested options as of December 31, 2005, and changes during the year then ended, is presented below (unaudited):

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2005	193,007	$10.48
Granted	249,061	6.72
Vested	(270,301)	9.32
Forfeited	(5,750)	10.48

Nonvested at December 31, 2005	166,017	6.72

Back to Contents

A summary of the status of the Company’s nonvested options as of March 31, 2006, and changes during the quarter then ended, is presented below (unaudited):

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	166,017	$6.72
Granted	0	0
Vested	0	0
Forfeited	(1,086)	(6.72)

Nonvested at March 31, 2006	164,931	6.72

A summary of the status of the Company’s nonvested options as of March 31, 2005, and changes during the quarter then ended, is presented below (unaudited):

	Number of Shares (In thousands)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2005	193,007	$10.48
Granted	0	0
Vested	0	0
Forfeited	(2,251)	10.48

Nonvested at March 31, 2005	190,756	$10.48

     The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

     The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.1 million as of December 31, 2005 and $0.9 million as of March 31, 2006. That cost is expected to be recognized over a weighted average period of approximately two years.

     The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 – Per Share Data

     The calculations of net income per common share for the three month periods ended March 31 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except per share data)	Three Months Ended March 31,

	2006	2005

Basic:
Net income available to common stockholders	$8,340	$7,856
Average common shares outstanding	14,798	14,637
Basic net income per share	$0.56	$0.54
Diluted:
Net income available to common stockholders	$8,340	$7,856

Average common shares outstanding	14,798	14,637
Stock option adjustment	127	124

Average common shares outstanding–diluted	14,925	14,761
Diluted net income per share	$0.56	$0.53

Back to Contents

     Options for 587,571 shares and 371,835 shares of common stock were not included in computing diluted net income per share for the three months ended March 31, 2006 and 2005, respectively, because their effects are antidilutive.

Note 6 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

     The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits equal the sum of three parts: (a) the benefit accrued as of December 31, 2000, based on the formula of 1.50% of the highest five year average salary as of that date times years of service as of that date, plus (b) 1.75% of each year’s earnings after December 31, 2000 through December 31, 2005, plus (c) 1.00% of each year’s earnings after December 31, 2005. In addition, if the participant’s age plus years of service as of January 1, 2001, equal at least 60 and the participant had at least 15 years of service at that date, he or she will receive an additional benefit of 1.00% of year 2000 earnings for each of the first 10 years of service completed after December 31, 2000. Early retirement is also permitted by the Plan at age 55 after 10 years of service. The Company’s funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming year. The Company, with input from its actuaries, estimates that the 2006 contribution will be approximately $1.0 million which will maintain the pension plan’s fully funded status.

     Net periodic benefit cost for the three month periods ended March 31 includes the following components:

	Three Months Ended March 31,
(In thousands)	2006	2005

Service cost for benefits earned	$276	$406
Interest cost on projected benefit obligation	308	273
Expected return on plan assets	(344)	(288)
Amortization of prior service cost	(44)	(15)
Recognized net actuarial loss	111	83

Net periodic benefit cost	$307	$459

Cash and Deferred Profit Sharing Plan

     The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $0.4 million and $0.6 million for the three month periods ended March 31, 2006 and 2005, respectively.

     The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.

Supplemental Executive Retirement Agreements

     The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.2 million and $0.1million for the three months ended March 31, 2006 and 2005, respectively.

Back to Contents

Executive Health Insurance Plan

     The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $21 thousand and $64 thousand for the three months ended March 31, 2006 and 2005, respectively.

Note 7 – Unrealized Losses on Investments

     Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

     Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2006 and 2005 are as follows:

(In thousands)		Continuous unrealized losses existing for:

Available for sale as of March 31, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$200,022	$1,576	$1,385	$2,961
U.S. Treasury Notes	592	8	0	8
Mortgage-backed	328	4	3	7

	$200,942	$1,588	$1,388	$2,976

(In thousands)		Continuous unrealized losses existing for:

Available for sale as of March 31, 2005	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$157,018	$2,063	$494	$2,557
State and municipal	10,651	66	98	164
Mortgage-backed	7,536	2	176	178
Corporate Bonds	520	5	0	5

	$175,725	$2,136	$768	$2,904

     Approximately 100% and 99% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of March 31, 2006 and 2005 respectively are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2006 and 2005 all have modest duration risk (1.66 years in 2006 and 3.24 years in 2005), low credit risk, and minimal loss (approximately 1.46% in 2006 and 1.63% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

     Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2006 and 2005 are as follows:

(In thousands)		Continuous unrealized losses existing for:

Held to Maturity as of March 31, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$33,236	$1,164	$0	$1,164
State and municipal	38,930	86	202	288

	$72,166	$1,250	$202	$1,452

Back to Contents

(In thousands)		Continuous unrealized losses existing for:

Held to Maturity as of March 31, 2005	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$33,972	$414	$0	$414
State and municipal	59,831	270	435	705

	$93,803	$684	$435	$1,119

     Approximately 86% and 90% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of March 31, 2006 and 2005, respectively, are rated AAA and 14% and 10% as of March 31, 2006 and 2005, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.89 years in 2006 and 4.00 years in 2005), low credit risk, and minimal losses (approximately 1.97% in 2006 and 1.19% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 8 – Segment Reporting

     The Company operates in four operating segments–Community Banking, Insurance, Leasing, and Investment Management. Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

     The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million for both of the quarters ended March 31, 2006 and 2005.

     The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland and Neff & Associates, located in Ocean City, Maryland.

     Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the quarters ended March 31, 2006 and 2005.

     The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is a “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $500,000. Major revenue sources include interest income. Expenses include personnel and support charges.

     The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $611.2 million in assets under management. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million in the first quarter of 2006.

Back to Contents

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended March 31, 2006

Interest income	$34,826	$21	508	3	(181)	35,177

Interest expense	12,023	0	157	1	(181)	12,000
Provision for loan and lease losses	950	0	0	0	0	950
Noninterest income	6,485	2,294	275	1,001	(209)	9,846
Noninterest expenses	18,110	1,386	220	849	(209)	20,356

Income before income taxes	10,228	929	406	154	0	11,717
Income tax expense	2,778	368	170	61	0	3,377

Net income	$7,450	$561	236	93	0	$8,340

Assets	$2,498,948	$10,022	26,971	6,940	(43,304)	2,499,577

Quarter ended March 31, 2005

Interest income	$27,913	$6	408	0	(140)	$28,187
Interest expense	6,994	0	133	0	(140)	6,987
Provision for loan and lease losses	100	0	0	0	0	100
Noninterest income	5,853	1,944	224	0	(181)	7,840
Noninterest expenses	17,289	1,116	213	0	(181)	18,437

Income before income taxes	9,383	834	286	0	0	10,503
Income tax expense	2,204	330	113	0	0	2,647

Net income	$7,179	$504	173	0	0	7,856

Assets	$2,283,362	$8,546	20,737	0	(28,447)	$2,284,198

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

Back to Contents

THE COMPANY

     The Company is the registered bank holding company for Sandy Spring Bank (the “Bank”), headquartered in Olney, Maryland. The Bank operates thirty-one community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland, together with an insurance subsidiary, an equipment leasing company and an investment management company in McLean, Virginia.

     The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2006, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 46% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 54%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and nonbanking organizations as appropriate opportunities may arise.

CRITICAL ACCOUNTING POLICIES

     The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for loan and lease losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

Non-GAAP Financial Measure

     The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure as defined in Commission Regulation G and Item 10 of U.S. Securities and Exchange Commission Regulation S-K. This traditional efficiency ratio is used as a measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP-based ratio, and that it is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

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

Table 1 – GAAP based and traditional efficiency ratios

	Three Months Ended

	March 31,

(Dollars in thousands)	2006	2005

Noninterest expenses–GAAP based	$20,356	$18,437
Net interest income plus noninterest income–
GAAP based	33,023	29,040

Efficiency ratio–GAAP based	61.64%	63.49%

Noninterest expenses–GAAP based	$20,356	$18,437
Less non-GAAP adjustment:
Amortization of intangible assets	742	496

Noninterest expenses–traditional ratio	19,614	17,941

Net interest income plus noninterest income–
GAAP based	33,023	29,040
Plus non-GAAP adjustment:
Tax-equivalency	1,442	1,709
Less non-GAAP adjustments:
Securities gains (losses)	0	15

Net interest income plus noninterest Income – traditional ratio	34,465	30,734

Efficiency ratio – traditional	56.91%	58.38%

A. FINANCIAL CONDITION

     The Company's total assets were $2.5 billion at March 31, 2006, increasing $40.0 million or 2% during the first three months of 2006. Earning assets increased by 2%, or $42.2 million in the first quarter of 2006 to $2.3 billion at March 31, 2006.

     Total loans and leases, excluding loans held for sale, increased 4% or $60.0 million during the first three months of 2006, to $1.7 billion. During this period, all three major loan categories showed increases. These increases occurred in residential real estate loans, which increased by $26.8 million or 5%, attributable in large part to residential construction loan growth, which grew 7%; in consumer loans which increased by $6.2 million or 2%, primarily reflecting higher home equity lines; and in commercial loans and leases, which increased by $27.0 million or 3%, due predominantly to growth in commercial construction loans, which increased 5%. Residential mortgage loans held for sale decreased by $2.9 million from December 31, 2005, to $7.5 million at March 31, 2006.

Table 2 – Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	March 31, 2006%		December 31, 2005%

Residential real estate	$595,465	34%	$568,703	34%
Commercial loans and leases	807,393	46	780,427	46
Consumer	341,490	20	335,249	20

Total Loans and Leases	1,744,348	100%	1,684,379	100%

Less: Allowance for credit losses	(17,860)		(16,886)

Net loans and leases	$1,726,488		$1,667,493

Back to Contents

     Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At March 31, 2006, the Company had a total of $44.7 million in residential real estate loans and $2.3 million in consumer loans with an LTV greater than 90%. Commercial loans with an LTV greater than 75% to 85%, depending on the type of loan, totaled $33.5 million at March 31, 2006. The Company had interest-only loans totaling $78.0 million in its loan portfolio at March 31, 2006. In addition, virtually all of the Company’s equity lines of credit, $200.5 million at March 31, 2006, which were included in the consumer loan portfolio, were made on an interest-only basis. The aggregate of all loans with these terms was $359.0 million at March 31, 2006, which represented 21% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

     The total investment portfolio decreased by 4% or $25.4 million from December 31, 2005, to $542.1 million at March 31, 2006, primarily to support loan growth. The decrease was driven primarily by a decline of $21.2 million or 8% in available-for-sale securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $10.5 million during the first three months of 2006, reaching $17.4 million at March 31, 2006.

Table 3 – Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	March 31, 2006%		December 31, 2005%

Noninterest-bearing deposits	$429,062	23%	$439,277	24%
Interest-bearing deposits:
Demand	234,402	13	245,428	14
Money market savings	371,408	20	369,555	20
Regular savings	195,570	11	208,496	12
Time deposits less than $100,000	342,552	19	299,854	17
Time deposits $100,000 or more	266,361	14	240,600	13

Total interest-bearing	1,410,293	77	1,363,933	76

Total deposits	$1,839,355	100%	$1,803,210	100%

     Total deposits were $1.8 billion at March 31, 2006, increasing $36.1 million or 2% from December 31, 2005. During the first three months of 2006, growth rates of 14% were achieved for time deposits of less than $100,000 (up $42.7 million), and 11% for time deposits of $100,000 or more (up $25.8 million). Over the same period, decreases of 6% were recorded for interest-bearing regular savings (down $12.9 million), 4% for interest bearing demand deposits (down $11.0 million), and 2% for non-interest bearing demand deposits (down $10.2 million).

     Total borrowings were $420.9 million at March 31, 2006, which represented a decrease of $3.6 million or less than 1% from December 31, 2005.

Market Risk and Interest Rate Sensitivity

Overview

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

Back to Contents

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp

POLICY LIMIT	25%	20%	17.5%	12.5%	12.5%	17.5%	20%	25%
March 2006	-0.32	-1.01	-1.39	-0.09	-0.31	-4.80	-10.72	-18.38
December 2005	-0.73	-1.74	-2.04	-0.57	-1.70	-5.79	-12.24	-22.51

     The Net Interest Income at Risk position decreased since the 4th quarter in all rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the –400bp level, with a measure of –18.38%. This is also well within our prescribed policy limit of 25%. The maintenance of the net interest income sensitivity is consistent with management’s decision to reduce the size of the investment portfolio in the first quarter of 2006 in anticipation of rising interest rates in the future and to support the funding of loan growth.

Back to Contents

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	40%	30%	22.5%	10.0%	12.5%	22.5%	30%	40%
March 2006	-13.15	-8.94	-5.10	-1.53	-0.60	-5.85	-14.04	-23.55
December 2005	-10.85	-7.49	-4.37	-1.24	-0.74	-5.59	-12.31	-20.01

     Measures of the economic value of equity (EVE) at risk position increased over year-end 2005 in all but the -100bp interest rate shock level. The lengthening of duration for investments and loans coupled with a shortening of duration for deposits and borrowings were key contributors to the increased risk position. The economic value of equity exposure at +200bp is now –5.10% compared to –4.37% at year-end 2005, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

Liquidity

     Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days.The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2006 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $25.0 million, which increased from an excess of $3.9 million at December 31, 2005. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $737.6 million from the Federal Home Loan Bank of Atlanta, of which $204.4 million was outstanding at March 31, 2006. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $261.0 million at March 31, 2006, against which there was $0 outstanding. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2006.

     The following is a schedule of significant commitments at March 31, 2006:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$375,775
Other commitments to extend credit	209,414
Standby letters of credit	41,414

$626,603

Capital Management

     The Company recorded a total risk-based capital ratio of 13.21% at March 31, 2006, compared to 13.22% at December 31, 2005; a tier 1 risk-based capital ratio of 12.28%, compared to 12.32%; and a capital leverage ratio of 9.57%, compared to 9.63%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2006, is appropriate.

Back to Contents

     Stockholders' equity for March 31, 2006, totaled $223.0 million, representing an increase of $5.1 million or 2% from $217.9 million at December 31, 2005. The accumulated other comprehensive loss, a component of stockholders’ equity comprised of net unrealized gains and losses on available-for-sale securities, net of taxes, increased by 66% or $0.4 million from December 31, 2005 to ($1.0 million) at March 31, 2006.

     Internal capital generation (net income less dividends) added $5.1 million to total stockholders’ equity during the first three months of 2006. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 9% compared to 10% reported for the full-year 2005.

     External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $0.4 million during the three month period ended March 31, 2006.

     Dividends for the first three months of the year were $0.22 per share in 2006, compared to $0.20 per share in 2005, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 39% versus 38%.

B. RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

     Net income for the first three months of the year increased $0.5 million or 6% to $8.3 million in 2006 from 2005, representing annualized returns on average equity of 15.41% and 16.20%, respectively. Diluted earnings per share (EPS) for the first three months of the year were $0.56 in 2006, compared to $0.53 in 2005.

     The primary factors driving the growth in net income for the first quarter of 2006 were the $2.0 million, or 9%, increase in net interest income, due primarily to loan growth, and the $2.0 million, or 26%, increase in noninterest income, due primarily to a $1.2 million, or 143%, increase in trust and investment management fees and a $0.3 million, or 16%, increase in insurance agency commissions. These increases were offset in part by a $0.9 million increase in the provision for loan and lease losses, which was due mainly to the growth in loans, and the $1.9 million, or 10% increase in noninterest expenses, primarily due to a $1.2 million, or 10%, increase in salaries and employee benefits.

     The net interest margin decreased by 4 basis points to 4.35% for the three months ended March 31, 2006, from 4.39% for the same period of 2005, as the net interest spread decreased by 23 basis points. These results are due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve), together with slower growth in average noninterest-bearing deposits resulting from increased competition for such deposits in the Company’s market area.

Table 4 – Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)

	For the three months ended March 31,
	2006			2005

	Average Balance	Interest (1)	Annualized Average Yield/Rate	Average Balance	Interest (1)	Annualized Average Yield/Rate

Assets
Total loans and leases (2)	$1,728,377	$29,008	6.79%	$1,463,553	$21,208	5.86%
Total securities	555,061	7,489	5.51	641,960	8,631	5.48
Other earning assets	11,227	122	4.43	9,856	57	2.33

TOTAL EARNING ASSETS	2,294,665	36,619	6.46%	2,115,369	29,896	5.73%
Nonearning assets	187,847			170,840

Total assets	$2,482,512			$2,286,209

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$236,570	165	0.28%	$237,637	147	0.25%
Money market savings deposits	371,686	2,349	2.56	375,483	1,082	1.17

Regular savings deposits	199,281	215	0.44	227,250	180	0.32
Time deposits	573,462	4,945	3.50	467,473	2,779	2.41

Total interest-bearing deposits	1,380,999	7,674	2.25	1,307,843	4,188	1.30
Short-term borrowings	403,422	3,749	3.74	282,079	2,018	2.87
Long-term borrowings	37,109	577	6.22	70,917	781	4.41

Total interest-bearing liabilities	1,821,530	12,000	2.66	1,660,839	6,987	1.70
Noninterest-bearing demand deposits	418,214			415,824
Other noninterest-bearing liabilities	23,344			12,887
Stockholders' equity	219,424			196,659
Total liabilities and stockholders' equity	$2,482,512			$2,286,209

Net interest income		$24,619			$22,909
Net interest spread			3.80%			4.03%

Net interest margin (3)			4.35%			4.39%

Ratio of average earning assets to Average interest-bearing liabilities	125.97%			127.37%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $1.4 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Back to Contents

Net Interest Income

     Net interest income for the first three months of the year was $23.2 million in 2006, an increase of 9% from $21.2 million in 2005, due to an 18% increase in average loans and leases and a related 93 basis point increase in tax-equivalent yield when compared to the first three months of 2005. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also increased by 7%, to $24.6 million in 2006 from $22.9 million in 2005. The effects of average balances, yields and rates are presented in Table 4.

     For the first three months, total interest income increased by $7.0 million or 25% in 2006, compared to 2005. On a non-GAAP tax-equivalent basis, interest income increased by 22%. Average earning assets increased by 8% versus the prior period to $2.3 billion from $2.1 billion; while the average yield earned on those assets increased by 73 basis points to 6.46%. Comparing the first three months of 2006 versus the same period in 2005, average total loans and leases grew by 18% to $1.7 billion (75% of average earning assets, versus 69% a year ago), while recording a 93 basis point increase in average yield to 6.79%. Average residential real estate loans increased by 13% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 9% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 27% (due to increases in all categories of commercial loans and leases). Over the same period, average total securities decreased by 14% to $555.1 million (24% of average earning assets, versus 30% a year ago), while the average yield earned on those assets increased by 3 basis points to 5.51%.

     Interest expense for the first three months of the year increased by $5.0 million or 72% in 2006 compared to 2005. Average total interest-bearing liabilities increased by 10% over the prior year period, while the average rate paid on these funds also increased, by 96 basis points to 2.66%. As shown in Table 4, all categories of interest-bearing liabilities showed increases in the average rate as market interest rates continued to rise.

Back to Contents

Table 5 — Effect of Volume and Rate Changes on Net Interest Income

		2006 vs. 2005			2005 vs. 2004

		Due to Change In Average:*			Due to Change In Average:*
(In thousands and tax equivalent)	Increase Or (Decrease)	Volume	Rate	Increase Or (Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$7,800	$4,161	$3,639	$4,701	$723	$3,978
Securities	(1,142)	(1,173)	31	(3,401)	(4,274)	873
Other earning assets	65	9	56	(186)	(115)	(71)

Total interest income	6,723	2,997	3,726	1,114	(3,666)	4,780
Interest expense on funding of earning assets:
Interest-bearing demand deposits	18	(1)	19	(6)	11	(17)
Regular savings deposits	35	(18)	53	16	25	(9)
Money market savings deposits	1,267	(11)	1,278	588	(32)	620
Time deposits	2,166	725	1,441	861	120	741
Total borrowings	1,527	778	749	(2,644)	(1,700)	(944)

Total interest expense	5,013	1,473	3,540	(1,185)	(1,576)	391

Net interest income	$1,710	$1,524	$186	$2,299	$(2,090)	$4,389

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Credit Risk Management

     The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

     The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes.

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

Back to Contents

     The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

     The provision for loan and lease losses totaled $1.0 million for the first three months of 2006 compared to $0.1 million in the same period of 2005. The Company experienced net charge-offs (recoveries) during the first three months of 2006 and 2005 of ($24 thousand) and $16 thousand, respectively.

     Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2006, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.02% of total loans and leases at March 31, 2006 and 1.00% at December 31, 2005. The allowance increased during the first three months of 2006 by $1.0 million, from $16.9 million at December 31, 2005, to $17.9 million at March 31, 2006. The increase in the allowance during the first three months of 2006 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

     Nonperforming loans and leases increased by $1.7 million to $3.1 million at March 31, 2006 from $1.4 million at December 31, 2005, while nonperforming assets also increased by $1.7 million for the same period to $3.1 million at March 31, 2006. Expressed as a percentage of total assets, nonperforming assets increased to 0.12% at March 31, 2006 from 0.06% at December 31, 2005. The allowance for loan and lease losses represented 584% of nonperforming loans and leases at March 31, 2006, compared to coverage of 1,210% at December 31, 2005. The increase in nonperforming loans and leases was due primarily to two commercial real estate loans totaling $1.5 million that are well-secured by collateral and on which no losses are expected. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at March 31, 2006 and December 31, 2005. The balance of impaired loans and leases was $0.4 million at March 31, 2006, with specific reserves against those loans of $0.1 million, compared to $0.4 million at December 31, 2005, with specific reserves of $31,000.

Table 6 – Analysis of Credit Risk

(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005

Balance, January 1	$16,886	$14,654
Provision for loan and lease losses	950	2,600
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(2)	(491)
Consumer	(12)	(44)

Total charge-offs	(14)	(535)
Loan recoveries:
Residential real estate	0	64
Commercial loans and leases	5	89
Consumer	33	14

Total recoveries	38	167

Net recoveries (charge-offs)	24	(368)

Balance, period end	$17,860	$16,886

Net recoveries (charge-offs) to average loans and leases (annual basis)	0.01%	(0.02)%
Allowance to total loans and leases	1.02%	1.00%

The following table presents nonperforming assets at the dates indicated:
	March 31, 2006	December 31, 2005

Non-accrual loans and leases	$585	$437
Loans and leases 90 days past due	2,473	958

Total nonperforming loans and leases*	3,058	1,395

Total nonperforming assets	$3,058	$1,395

Nonperforming assets to total assets	0.12%	0.06%

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $10.1 million at March 31, 2006, compared to $5.9 million at December 31, 2005. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Back to Contents

Noninterest Income and Expenses

     Total noninterest income was $9.8 million for the three month period ended March 31, 2006, a 26% or $2.0 million increase from the same period of 2005. The increase in noninterest income for the first three months of 2006 was due primarily to an increase of $1.2 million or 143% in trust and investment management fees, resulting from the acquisition of West Financial Services in October, 2005, and a 28% increase in trust fees over the prior year period. Insurance agency commissions grew by 16% or $0.3 million as a result of higher premiums from existing commercial property and casualty lines as well as the acquisition of Neff & Associates in January, 2006. In addition, service charges on deposit accounts increased $0.2 million or 11%, fees on sales of investment products increased $0.3 million or 61% due to increased sales of such products, and the gain on sale of mortgage loans increased $0.1 million or 7%.

     Total noninterest expenses were $20.4 million for the three month period ended March 31, 2006, a 10% or $1.9 million increase from the same period in 2005. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first three months of 2006 occurred in salaries and employee benefits which increased $1.2 million or 10% due in part to the acquisition of West Financial Services, Inc. in October 2005 and Neff & Associates in January 2006 and also to growth in the number of full-time equivalent employees. Occupancy and equipment expenses increased $0.2 million or 10% due to acquisitions and growth in the branch network. Average full-time equivalent employees increased to 624 during the first three months of 2006, from 569 during the like period in 2005, a 10% increase. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $13,000 in 2006 and $14,000 in 2005.

     Income Taxes

     The effective tax rate increased to 28.8% for the three month period ended March 31, 2006, from 25.2% for the prior year period. This increase was primarily due to a decline in the amount of state tax-advantaged investments, the growth in the loan portfolio and the increase in noninterest income which is taxed at a full statutory rate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Financial Condition – Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2005 Annual Report on Form 10-K.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company made no purchases of its common stock during the three months ended March 31, 2006.

On May 24, 2005, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or approximately 732,000 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2005. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2007, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At March 31, 2006, a total of 686,634 shares remained under the plan.

Item 6. EXHIBITS

Exhibit 31(a) and (b)	Rule 13a-14(a) / 15d-14(a) Certifications
Exhibit 32 (a) and (b)	18 U.S.C. Section 1350 Certifications

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:  /S/ HUNTER R. HOLLAR
        Hunter R. Hollar
        President and Chief Executive Officer

Date: May 8, 2006

By:  /S/ PHILIP J. MANTUA
        Philip J. Mantua
        Executive Vice President and Chief Financial Officer

Date: May 8, 2006