Form 10-Q
period 2006-06-30
SANDY SPRING BANCORP INC
filed 2006-08-09
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES      NO

     The number of shares of common stock outstanding as of July 18, 2006 is 14,788,100 shares.

Back to Contents

     SANDY SPRING BANCORP, INC.
     INDEX

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS
Cash and due from banks	$48,354	$47,294

Federal funds sold	11,258	6,149
Cash and cash equivalents	59,612	53,443

Interest-bearing deposits with banks	436	751
Residential mortgage loans held for sale (at fair value)	9,450	10,439
Investments available-for-sale (at fair value)	291,167	256,571
Investments held-to-maturity – fair value of $282,438 (2006) and $302,967 (2005)	279,221	295,648
Other equity securities	18,164	15,213
Total loans and leases	1,781,964	1,684,379
Less: allowance for loan and lease losses	(18,910)	(16,886)

Net loans and leases	1,763,054	1,667,493
Premises and equipment, net	45,616	45,385
Accrued interest receivable	13,894	13,144
Goodwill	10,836	10,272
Other intangible assets	12,173	12,218
Other assets	82,730	79,039

Total assets	$2,586,353	$2,459,616

LIABILITIES
Noninterest-bearing deposits	$420,744	$439,277
Interest-bearing deposits	1,397,603	1,363,933

Total deposits	1,818,347	1,803,210
Short-term borrowings	484,203	380,220
Other long-term borrowings	1,983	2,158
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	20,082	21,145

Total liabilities	2,359,615	2,241,733

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock – par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,785,758 (2006) and 14,793,987 (2005)	14,786	14,794
Additional paid in capital	26,565	26,599
Retained earnings	187,016	177,084
Accumulated other comprehensive loss	(1,629)	(594)

Total stockholders' equity	226,738	217,883

Total liabilities and stockholders' equity	$2,586,353	$2,459,616

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Interest and fees on loans and leases	$31,287	$22,411	$60,145	$43,452
Interest on loans held for sale	142	223	292	390
Interest on deposits with banks	4	22	14	26
Interest and dividends on securities:
Taxable	3,369	2,957	6,400	6,285
Exempt from federal income taxes	2,928	3,415	5,944	7,009
Interest on federal funds sold	143	204	255	257

TOTAL INTEREST INCOME	37,873	29,232	73,050	57,419
Interest Expense:
Interest on deposits	8,794	4,855	16,468	9,043
Interest on short-term borrowings	4,650	2,099	8,399	4,117
Interest on long-term borrowings	577	751	1,154	1,532

TOTAL INTEREST EXPENSE	14,021	7,705	26,021	14,692

NET INTEREST INCOME	23,852	21,527	47,029	42,727
Provision for loan and lease losses	1,045	900	1,995	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,807	20,627	45,034	41,727
Noninterest Income:
Securities gains	1	825	1	840
Service charges on deposit accounts	1,950	1,984	3,798	3,655
Gains on sales of mortgage loans	549	889	1,331	1,620
Fees on sales of investment products	763	640	1,481	1,085
Trust and investment management fees	2,196	944	4,312	1,816
Insurance agency commissions	1,618	1,224	3,726	3,035
Income from bank owned life insurance	567	559	1,120	1,114
Visa check fees	612	550	1,147	1,041
Other income	1,139	1,438	2,325	2,687

TOTAL NONINTEREST INCOME	9,395	9,053	19,241	16,893
Noninterest Expenses:
Salaries and employee benefits	12,730	11,454	25,201	22,743
Occupancy expense of premises	2,039	1,964	4,165	3,888
Equipment expenses	1,412	1,294	2,728	2,616
Marketing	472	406	813	694
Outside data services	833	701	1,614	1,441
Amortization of intangible assets	742	505	1,484	1,001
Other expenses	2,600	2,829	5,179	5,207

TOTAL NONINTEREST EXPENSES	20,828	19,153	41,184	37,590

Income Before Income Taxes	11,374	10,527	23,091	21,030
Income Tax Expense	3,279	2,730	6,656	5,377

NET INCOME	$8,095	$7,797	$16,435	$15,653

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2006	2005	2006	2005

Basic Net Income Per Share	$0.55	$0.53	$1.11	$1.07
Diluted Net Income Per Share	0.54	0.53	1.10	1.06
Dividends Declared Per Share	0.22	0.21	0.44	0.41

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$16,435	$15,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,260	3,349
Provision for loan and lease losses	1,995	1,000
Stock compensation expense	300	0
Deferred income taxes (benefits)	46	(1,402)
Origination of loans held for sale	(118,052)	(138,169)
Proceeds from sales of loans held for sale	120,371	135,948
Gains on sales of loans held for sale	(1,331)	(1,620)
Securities gains	(1)	(840)
Net (increase) in accrued interest receivable	(750)	(96)
Net (increase) in other assets	(5,688)	(70)
Net (decrease) in accrued expenses and other liabilities	(1,063)	(592)
Other – net	409	560

Net cash provided by operating activities	16,931	13,721
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	315	(8,510)
Proceeds from sale (purchases) of other equity securities	(2,951)	1,161
Purchases of investments available-for-sale	(94,984)	(25,600)
Proceeds from sales of investments available-for-sale	0	66,963
Proceeds from the sales of other real estate owned	0	108
Proceeds from maturities, calls and principal payments of investments held-to-maturity	16,208	2,632
Proceeds from maturities, calls and principal payments of investments available-for-sale	58,707	42,301
Net increase in loans and leases	(97,585)	(72,328)
Purchase of loans and leases	(2,148)	0
Proceeds from sale of loans and leases	68,087	0
Expenditures for premises and equipment	(2,572)	(6,075)

Net cash provided by (used in) investing activities	(122,862)	652
Cash flows from financing activities:
Net increase in deposits	15,137	49,121
Net increase in short-term borrowings	103,808	7,222
Retirement of long-term borrowings	0	(25,000)
Common stock purchased and retired	(866)	(1,437)
Proceeds from issuance of common stock	524	716
Dividends paid	(6,503)	(5,998)

Net cash provided by financing activities	112,100	24,624

Net increase in cash and cash equivalents	6,169	38,997
Cash and cash equivalents at beginning of period	53,443	49,195

Cash and cash equivalents at end of period	$59,612	$88,192

Back to Contents

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,

(Dollars in thousands)	2006	2005

Supplemental Disclosures:
Interest payments	$25,279	$14,717
Income tax payments	7,042	6,480
Noncash Investing Activities:
Transfers from loans to other real estate owned	0	73
Reclassification of borrowings from long-term to short-term	175	40,275

See Notes to Consolidated Financial Statements.

Back to Contents

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (loss)	Total Stock - holders’ Equity

Balances at January 1, 2006	$14,794	$26,599	$177,084	$(594)	$217,883
Comprehensive income:
Net income			16,435		16,435
Other comprehensive loss, net of tax effects and reclassification adjustment				(1,035)	(1,035)

Total comprehensive income					15,400
Cash dividends – $0.44 per share			(6,503)		(6,503)
Stock compensation expense	0	300			300
Common stock issued pursuant to:
Director stock purchase plan – 2,381 shares	3	81			84
Stock option plan – 5,226 shares	5	156			161
Employee stock purchase plan – 9,164 shares	9	270			279
Stock repurchases – 25,000 shares	(25)	(841)			(866)

Balances at June 30, 2006	$14,786	$26,565	$187,016	$(1,629)	$226,738

Balances at January 1, 2005	$14,629	$21,522	$156,315	$2,617	$195,083
Comprehensive income:
Net income			15,653		15,653
Other comprehensive loss, net of tax effects and reclassification adjustment				(723)	(723)

Total comprehensive income					14,930
Cash dividends – $0.41 per share			(5,998)		(5,998)
Common stock issued pursuant to:
Director stock purchase plan- 1,693 shares	2	54			56
Stock option plan – 18,861 shares	19	356			375
Employee stock purchase plan – 11,175 shares	11	274			285
Stock repurchases- 45,500 shares	(46)	(1,391)			(1,437)

Balances at June 30, 2005	$14,615	$20,815	$165,970	$1,894	$203,294

See Notes to Consolidated Financial Statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

     The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2005 Annual Report on Form 10-K. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2006.

     The accounting and reporting policies of Sandy Spring Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Sandy Spring Bank (the “Bank”), together with its subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc., conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. Certain reclassifications have been made to amounts previously reported to conform to current classifications.

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

     In June 2006, the FASB published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process that involves both the recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to recognition of a tax position, a company must determine based on the technical merits of the position, whether it is more likely than not that a tax position will be sustained upon examination. Once the more-likely-than-not threshold is met, the enterprise must assume that the appropriate taxing authority with full knowledge of all relevant information will examine the position. In measuring the amount of the benefit to recognize in the financial statements, a company must use the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s consolidated financial statements.

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

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, settled, or vesting on or after January 1, 2006. The fair value at date of grant of the stock option is estimated using a binomial pricing model based on assumptions noted in the table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in expense of approximately $0.3 million, net of a tax benefit of approximately $44 thousand for the six month period ended June 30, 2006 and $0.1 million, net of a tax benefit of $22 thousand for the three month period ended June 30, 2006.

     At June 30, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 omnibus stock plan, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value recognition and measurement principles of APB 25, and related interpretations in accounting for its stock-based compensation plans. Therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Back to Contents

     The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,550,939 are available for issuance at June 30, 2006, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

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

     Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the six month periods ended June 30, 2006 and 2005 (unaudited):

(In thousands, except per share data)	2006	2005

Net income, as reported	$16,435	$15,653
Basic earnings per share	1.11	1.07
Diluted earnings per share	1.10	1.06
Stock-based compensation cost, net of related tax effects	244	0

Information calculated as if fair value method had been
applied to all awards:

Net income, as reported	$16,435	$15,653
Add: Stock-based compensation expense recognized
during the period, net of related tax effects	244	0
Less: Stock-based compensation expense determined
under the fair value-based method, net of tax effects	(244)	(550)

Pro forma net income	$16,435	$15,103

Pro forma basic earnings per share	$1.11	$1.03

Pro forma diluted earnings per share	$1.10	$1.02

     Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the three month periods ended June 30, 2006 and 2005 (unaudited):

Back to Contents

(In thousands, except per share data)	2006	2005

Net income, as reported	$8,095	$7,797
Basic earnings per share	0.55	0.53
Diluted earnings per share	0.54	0.53
Stock-based compensation cost, net of related tax effects	127	0

Information calculated as if fair value method had been
applied to all awards:

Net income, as reported	$8,095	$7,797
Add: Stock-based compensation expense recognized
during the period, net of related tax effects	127	0
Less: Stock-based compensation expense determined
under the fair value-based method, net of tax effects	(127)	(272)

Pro forma net income	$8,095	$7,525

Pro forma basic earnings per share	$0.55	$0.51

Pro forma diluted earnings per share	$0.54	$0.51

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

     The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $30 thousand and $0.3 million, respectively.

No options were granted for the six month periods ended June 30, 2006 and 2005.

A summary of share option activity for the six month period ended June 30, 2006 follows:

				Weighted
	Number		Weighted	Average
	of		Average	Remaining	Aggregate
	Outstanding		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares		Price	Life(Years)	Value

			(Unaudited)

Balance at January 1, 2006	1,004,473		$33.08	6.9	$3,635
Granted	0		0	0
Exercised	(5,226)		30.95	6.0
Forfeited or expired	(6,303)		38.13	6.5

Balance at June 30, 2006	992,944	$	33.06	6.4	$4,195

Exercisable at June 30, 2006	832,958		$32.08		$4,195

A summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the six month period then ended, is presented below (unaudited):

		Weighted
	Number	Average
	of Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at January 1, 2006	166,017	$6.72
Granted	0	0
Vested	0	0
Forfeited	(6,031)	6.72

Nonvested at June 30, 2006	159,986	6.72

Back to Contents

     The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

     The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.1 million as of December 31, 2005 and $0.8 million as of June 30, 2006. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

     The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 – Per Share Data

     The calculations of net income per common share for the three and six month periods ended June 30 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended		Six Months Ended
per share data)	June 30,		June 30,

	2006	2005	2006	2005

Basic:
Net income available to common stockholders	$8,095	$7,797	$16,435	$15,653
Average common shares outstanding	14,796	14,621	14,797	14,629
Basic net income per share	$0.55	$0.53	$1.11	$1.07

Diluted:
Net income available to common stockholders	$8,095	$7,797	$16,435	$15,653

Average common shares outstanding	14,796	14,621	14,797	14,629
Stock option adjustment	125	99	126	111

Average common shares outstanding–diluted	14,921	14,720	14,923	14,740
Diluted net income per share	$0.54	$0.53	$1.10	$1.06

     Options for 585,943 shares and 367,585 shares of common stock were not included in computing diluted net income per share for the six month periods ended June 30, 2006 and 2005, respectively, because their effects are antidilutive. For the three months ended June 30, 2006 and 2005, options for 584,333 and 368,893 shares of common stock were not included, respectively.

Note 6 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

     The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits equal the sum of three parts: (a) the benefit accrued as of December 31, 2000, based on the formula of 1.50% of the highest five year average salary as of that date times years of service as of that date, plus (b) 1.75% of each year’s earnings after December 31, 2000 through December 31, 2005, plus (c) 1.00% of each year’s earnings after December 31, 2005. In addition, if the participant’s age plus years of service as of January 1, 2001, equal at least 60 and the participant had at least 15 years of service at that date, he or she will receive an additional benefit of 1.00% of year 2000 earnings for each of the first 10 years of service completed after December 31, 2000. Early retirement is also permitted by the Plan at age 55 after 10 years of service. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming years. The Company’s funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded when comparing the fair value of plan assets to the accumulated benefit obligation. The Company, with input from its actuaries, estimates that the 2006 contribution will be approximately $1.0 million which will maintain the pension plan’s fully funded status based on its accumulated benefit obligation.

Back to Contents

The FASB has proposed changes to the existing reporting for defined benefit postretirement plans that would, among other changes, require the Company to recognize on its balance sheet the overfunded or underfunded status of the above described defined benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference would be recorded as an adjustment to the beginning balances of retained earnings and/or other comprehensive income. At December 31, 2005 the projected benefit obligation of the plan exceeded the fair value of plan assets by $2.8 million. This amount may change significantly by December 31, 2006 as a result of possible changes in the current FASB proposal or due to a management decision to change the amount of the 2006 contribution.

Net periodic benefit cost for the three and six month periods ended June 30 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Service cost for benefits earned	$276	$405	$552	$811
Interest cost on projected benefit obligation	307	273	615	546
Expected return on plan assets	(344)	(287)	(688)	(574)
Amortization of prior service cost	(43)	(16)	(87)	(32)
Recognized net actuarial loss	112	84	223	168

Net periodic benefit cost	$308	$459	$615	$919

Cash and Deferred Profit Sharing Plan

     The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $0.7 million and $1.3 million for the six month periods ended June 30, 2006 and 2005, respectively and $0.3 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively.

     The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $1.0 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively and $0.6 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively.

Supplemental Executive Retirement Agreements

     The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.5 million and $0.3 million for the six month periods ended June 30, 2006 and 2005, respectively and $0.3 million and $0.1 million for the three month periods ended June 30, 2006 and 2005, respectively.

Executive Health Insurance Plan

     The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $42 thousand and $0.1 million for the six month periods ended June 30, 2006 and 2005, respectively and $21 thousand and $64 thousand for the three month periods ended June 30, 2006 and 2005, respectively.

Note 7 – Unrealized Losses on Investments

     Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Back to Contents

     Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2006 and 2005 are as follows:

(In thousands)		Continuous unrealized losses existing for:

Available for sale as of June 30, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$262,495	$2,098	$1,616	$3,714
U.S. Treasury Notes	592	8	0	8
Mortgage-backed	340	6	2	8

	$263,427	$2,112	$1,618	$3,730

(In thousands)		Continuous unrealized losses existing for:

Available for sale as of June 30, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$128,912	$234	$1,314	$1,548
State and municipal	592	0	17	17
Mortgage-backed	340	1	59	60

	$139,863	$235	$1,390	$1,625

     Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of June 30, 2006 and 2005 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of June 30, 2006 and 2005 all have minimal duration risk (1.78 years in 2006 and 1.64 years in 2005), low credit risk, and minimal loss (approximately 1.40% in 2006 and 1.15% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

     Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2006 and 2005 are as follows:

(In thousands)		Continuous unrealized losses existing for:

Held to Maturity as of June 30, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$32,917	$1,486	$0	$1,486
State and municipal	42,540	216	237	453

	$75,457	$1,702	$237	$1,939

(In thousands)		Continuous unrealized losses existing for:

Held to Maturity as of June 30, 2005	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	31,135	28	172	200

	$31,135	$28	$172	$200

Back to Contents

     Approximately 87% and 81% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of June 30, 2006 and 2005, respectively, are rated AAA and 13% and 19% as of June 30, 2006 and 2005, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (5.88 years in 2006 and 2.54 years in 2005), low credit risk, and minimal losses (approximately 2.51% in 2006 and 0.64% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 8 – Segment Reporting

     The Company operates in four operating segments–Community Banking, Insurance, Leasing, and Investment Management. Only Community Banking currently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

     The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million and $0.4 million for the three month periods ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the amortization related to acquired entities totaled $0.9 million and $0.9 million, respectively.

     The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million and $49 thousand for the three month periods ended June 30, 2006 and 2005, respectively. For the six month periods ending June 30, 2006 and 2005, the expense related to the amortization of intangibles totaled $0.2 million and $0.1 million, respectively.

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

     The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $595.0 million in assets under management as of June 30, 2006. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for the three months ended June 30, 2006 and $0.4 million for the six months ended June 30, 2006.

Back to Contents

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total

Quarter ended June 30, 2006

Interest income	$37,506	$8	$549	$5	$(195)	$37,873
Interest expense	14,033	0	183	0	(195)	14,021
Provision for loan and lease losses	1,045	0	0	0	0	1,045
Noninterest income	6,507	1,831	238	1,014	(195)	9,395
Noninterest expenses	18,384	1,453	255	931	(195)	20,828

Income before income taxes	10,551	386	349	88	0	11,374
Income tax expense	2,963	153	129	34	0	3,279

Net income	$7,588	$233	$220	$54	0	$8,095

Assets	$2,584,663	$11,461	$29,674	$7,178	$(46,623)	$2,586,353

Quarter ended June 30, 2005

Interest income	$28,870	$6	$444	$0	$(88)	$29,232
Interest expense	7,712	0	81	0	(88)	7,705
Provision for loan and lease losses	900	0	0	0	0	900
Noninterest income	7,479	1,400	360	0	(186)	9,053
Noninterest expenses	18,000	1,138	201	0	(186)	19,153

Income before income taxes	9,737	268	522	0	0	10,527
Income tax expense	2,418	106	206	0	0	2,730

Net income	$7,319	$162	$316	$0	$0	$7,797

Assets	$2,346,079	$9,921	$23,782	$0	$(31,477)	$2,348,305

Back to Contents

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total

Year to Date June 30, 2006

Interest income	$72,333	$29	$1,057	$7	$(376)	$73,050
Interest expense	26,056	0	340	1	(376)	26,021
Provision for loan and lease losses	1,995	0	0	0	0	1,995
Noninterest income	12,993	4,124	513	2,015	(404)	19,241
Noninterest expenses	36,495	2,838	475	1,780	(404)	41,184

Income before income taxes	20,780	1,315	755	241	0	23,091
Income tax expense	5,741	521	299	95	0	6,656

Net income	$15,039	$794	$456	$146	$0	$16,435

Assets	$2,584,663	$11,461	$29,674	$7,178	$(46,623)	$2,586,353

Year to Date June 30, 2005

Interest income	$56,782	$13	$852	$0	$(228)	$57,419
Interest expense	14,705	0	215	0	(228)	14,692
Provision for loan and lease losses	1,000	0	0	0	0	1,000
Noninterest income	13,333	3,344	584	0	(368)	16,893
Noninterest expenses	35,290	2,254	414	0	(368)	37,590

Income before income taxes	19,120	1,103	807	0	0	21,030
Income tax expense	4,621	437	319	0	0	5,377

Net income	$14,499	$666	$488	$0	$0	$15,653

Assets	$2,346,079	$9,921	$23,782	$0	$(31,477)	$2,348,305

Note 9 – Comprehensive Income

     The components of total comprehensive income for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	For the three months ended June 30,

	2006			2005

(In thousands)	Pretax Amount	Tax Benefit/ (Expense)	Net Amount	Pretax Amount	Tax Benefit/ (Expense)	Net Amount

Net Income			$8,095			$7,797
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	(1,060)	419	(641)	2,329	(921)	1,408
Reclassification adjustment for (gains) losses included in net income	(1)	0	(1)	(825)	326	(499)

Total change in other comprehensive income	(1,061)	419	(642)	1,504	(595)	909
Total comprehensive income			$7,453			$8,706

	For the six months ended June 30,

		2006			2005

(In thousands)	Pretax Amount	Tax Benefit/ (Expense)	Net Amount	Pretax Amount	Tax Benefit/ (Expense)	Net Amount

Net Income			$16,435			$15,653
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	(1,711)	677	(1,034)	(356)	141	(215)
Reclassification adjustment for (gains) losses included in net income	(1)	0	(1)	(840)	332	(508)

Total change in other comprehensive income	(1,712)	677	(1,035)	(1,196)	473	(723)

Total comprehensive income			$15,400			$14,930

Back to Contents

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

THE COMPANY

     The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates thirty-two community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland, together with an insurance subsidiary, an equipment leasing company and an investment management company in McLean, Virginia.

     The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2006, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 46% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 54%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities may arise.

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

Non-GAAP Financial Measure

     The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure as defined in Securities and Exchange Commission Regulation G and Item 10 of Commission Regulation S-K. This traditional efficiency ratio is used as a measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP-based ratio, and that it is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

Back to Contents

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

Table 1 – GAAP based and traditional efficiency ratios

	Three Months Ended		Six Months Ended

	June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Noninterest expenses–GAAP based	$20,828	$19,153	$41,184	$37,590
Net interest income plus noninterest income– GAAP based	33,247	30,580	66,270	59.620
Efficiency ratio–GAAP based	62.65%	62.63%	62.15%	63.05%

Noninterest expenses–GAAP based	$20,828	$19,153	$41,184	$37,590
Less non-GAAP adjustment:	742	505	1,484	1,001
Amortization of intangible assets	742	505	1,484	1,001

Noninterest expenses–traditional ratio	20,086	18,648	39,700	36,589

Net interest income plus noninterest income–
GAAP based	33,247	30,580	66,270	59,620
Plus non-GAAP adjustment:
Tax-equivalency	1,499	1,766	2,941	3,475
Less non-GAAP adjustments:
Securities gains (losses)	1	825	1	840
Net interest income plus noninterest

Income – traditional ratio	34,745	31,521	69,210	62,255

Efficiency ratio – traditional	57.81%	59.16%	57.36%	58.77%

A.   FINANCIAL CONDITION

     The Company's total assets were $2.6 billion at June 30, 2006, increasing $126.7 million or 5% during the first six months of 2006. Earning assets increased by 5% or $122.5 million in the first half of 2006 to $2.4 billion at June 30, 2006.

     Total loans and leases, excluding loans held for sale, increased 6% or $97.6 million during the first six months of 2006, to $1.8 billion despite the sale of $68.6 million in mortgage loans. The Company sold lower yielding residential mortgage loans to fund commercial loan growth. During this period, commercial loans and leases increased by $96.6 million or 12%, attributable primarily to commercial construction loans (up 20%) and commercial mortgage loans (up 11%.) Consumer loans increased by $13.3 million or 4%, due to an 8% increase in equity lines of credit. Residential real estate loans declined by $12.3 million or 2% as a result of the loan sale mentioned above. Residential mortgage loans held for sale decreased by $1.0 million from December 31, 2005, to $9.5 million at June 30, 2006.

Back to Contents

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	June 30, 2006%		December 31, 2005%

Residential real estate	$556,369	31%	$568,703	34%
Commercial loans and leases	877,048	49	780,427	46
Consumer	348,547	20	335,249	20

Total Loans and Leases	1,781,964	100%	1,684,379	100%

Less: Allowance for credit losses	(18,910)		(16,886)

Net loans and leases	$1,763,054		$1,667,493

     Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At June 30, 2006, the Company had a total of $44.3 million in residential real estate loans and $2.5 million in consumer loans with a LTV greater than 90%. Commercial loans, with a LTV greater than 75% to 85% depending on the type of loan, totaled $25.9 million at June 30, 2006. Interest only loans at June 30, 2006 include almost all of the $204.5 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio)and $57.9 million in other loans. The aggregate of these loan concentrations was $335.1 million at June 30, 2006, which represented 19% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

     The total investment portfolio increased by 4% or $21.1 million from December 31, 2005, to $588.6 million at June 30, 2006. The increase was driven by growth of $34.6 million or 13% in available-for-sale securities and $3.0 million or 19% in other equity securities, offset by a decline of $16.4 million or 6% in held-to-maturity securities. The increase in available-for-sale securities was primarily to provide additional required collateral for the Company’s growing portfolio of customer repurchase agreements. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $4.8 million during the first six months of 2006, reaching $11.7 million at June 30, 2006.

Table 3 – Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	June 30, 2006%		December 31, 2005%

Noninterest-bearing deposits	$420,744	23%	$439,277	24%
Interest-bearing deposits:
Demand	222,345	12	245,428	14
Money market savings	360,758	20	369,555	20
Regular savings	185,735	10	208,496	12
Time deposits less than $100,000	365,825	20	299,854	17
Time deposits $100,000 or more	262,940	15	240,600	13

Total interest-bearing	1,397,603	77	1,363,933	76

Total deposits	$1,818,347	100%	$1,803,210	100%

     Total deposits were $1.8 billion at June 30, 2006, increasing $15.1 million or 1% from December 31, 2005. During the first six months of 2006, growth rates of 22% were achieved for time deposits of less than $100,000 (up $66.0 million), and 9% for time deposits of $100,000 or more (up $22.3 million). Over the same period, decreases of 11% were recorded for interest-bearing regular savings (down $22.8 million), 9% for interest bearing demand deposits (down $23.1 million), and 4% for non-interest bearing demand deposits (down $18.5 million). These decreases were due largely to customers seeking out higher rates due to the current interest rate environment.

Back to Contents

     Total borrowings were $521.2 million at June 30, 2006, which represented an increase of $103.8 million or 25% from December 31, 2005. Short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) increased to $247.4 million during the period, an increase of $54.9 million or 29%. In addition, customer repurchase agreements increased to $235.9 million during the first six months of the year, an increase of $65.1 million or 38%. The increase in FHLB advances was necessary to fund the growth in the loan portfolio while the increase in customer repurchase agreements reflected customer reaction to the current interest rate environment.

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

Back to Contents

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp

POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
June 2006	-7.05	-6.12	-4.47	-1.83	1.40	-1.71	-6.34	-11.95
December 2005	-0.73	-1.74	-2.04	-0.57	-1.70	-5.79	-12.24	-22.51

     The Net Interest Income at Risk position decreased since the 4th quarter of 2005 in all down-rate scenarios, but increased in all up-rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the –400bp level, with a measure of -11.95%. This is also well within our prescribed policy limit of 25%. The sensitivity of net interest income indicated by this analysis is consistent with management’s decision to position the balance sheet in anticipation of the rising interest rate cycle coming to a close in the near future.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	-40%	-30%	-22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
June 2006	-19.39	-15.19	-10.39	-4.70	-0.43	-5.84	-12.40	-20.07
December 2005	-10.85	-7.49	-4.37	-1.24	-0.74	-5.59	-12.31	-20.01

     Measures of the economic value of equity (EVE) at risk position increased over year-end 2005 in all rising rate shock bands and increased slightly in all falling rate bands except for a decrease at the -100bp level. The lengthening of duration for investments and loans coupled with a shortening of duration for deposits and borrowings were key contributors to the increased risk position. The economic value of equity exposure at +200bp is now -10.39% compared to –4.37% at year-end 2005, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

Liquidity

     Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days.The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2006 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $27.5 million, which increased from an excess of $25.0 million at March 31, 2006. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

Back to Contents

     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $749.6 million from the Federal Home Loan Bank of Atlanta, of which $249.3 million was outstanding at June 30, 2006. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $258.5 million at June 30, 2006, against which there was $1.0 outstanding. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2006.

     The following is a schedule of significant commitments at June 30, 2006:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$373,079
Other commitments to extend credit	198,707
Standby letters of credit	42,821

$614,607

Capital Management

     The Company recorded a total risk-based capital ratio of 13.08% at June 30, 2006, compared to 13.22% at December 31, 2005; a tier 1 risk-based capital ratio of 12.13%, compared to 12.32%; and a capital leverage ratio of 9.48%, compared to 9.63%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2006, is appropriate.

     Stockholders' equity for June 30, 2006, totaled $226.7 million, representing an increase of $8.9 million or 4% from $217.9 million at December 31, 2005. The accumulated other comprehensive loss, a component of stockholders’ equity comprised of net unrealized gains and losses on available-for-sale securities, net of taxes, increased by 174% or $1.0 million from December 31, 2005 to ($1.6 million) at June 30, 2006.

     Internal capital generation (net income less dividends) added $9.9 million to total stockholders’ equity during the first six months of 2006. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 9% compared to 10% reported for the full-year 2005.

     External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $0.5 million during the six month period ended June 30, 2006. However, share repurchases amounted to $0.9 million from December 31, 2005 through June 30, 2006, for a net decrease in stockholders equity from these sources of $0.4 million.

     Dividends for the first six months of the year were $0.44 per share in 2006, compared to $0.41 per share in 2005, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 40% versus 39%.

B.   RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

     Net income for the first six months of the year increased $0.8 million or 5% to $16.4 million in 2006 from 2005, representing annualized returns on average equity of 14.94% in 2006 and 15.91% in 2005, respectively. Diluted earnings per share (EPS) for the first six months of the year were $1.10 in 2006, compared to $1.06 in 2005.

     The primary factors driving the growth in net income for the first six months of 2006 were the $4.3 million, or 10%, increase in net interest income, due primarily to loan growth, and the $2.3 million, or 14%, increase in noninterest income, due primarily to a $2.5 million, or 137%, increase in trust and investment management fees and a $0.7 million, or 23%, increase in insurance agency commissions. These increases were offset in part by a $1.0 million increase in the provision for loan and lease losses, which was due mainly to the growth in loans, and the $3.6 million, or 10% increase in noninterest expenses, primarily due to a $2.5 million, or 11%, increase in salaries and employee benefits.

     The net interest margin decreased by 7 basis points to 4.32% for the six months ended June 30, 2006, from 4.39% for the same period of 2005, as the net interest spread decreased by 24 basis points. These results are due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve), together with a decline in average noninterest-bearing deposits resulting from increased competition for such deposits in the Company’s market area. Noninterest-bearing deposits also declined due to the migration of such balances into customer repurchase agreements as a result of the increasing rates paid on such instruments reflecting the current interest rate environment.

Back to Contents

Table 4 – Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)

	For the six months ended June 30,
	2006			2006

	Average Balance	Interest (1)	Annualized Average Yield/Rate	Average Balance	Interest (1)	Annualized Average Yield/Rate
Assets
Total loans and leases (2)	$1,764,817	$60,436	6.89%	$1,486,785	$43,842	5.93%
Total securities	554,606	15,285	5.60	616,646	16,769	5.50
Other earning assets	11,659	270	4.67	20,523	283	2.76

TOTAL EARNING ASSETS	2,331,082	75,991	6.57%	2,123,954	60,894	5.78%
Nonearning assets	189,539			176,297

Total assets	$2,520,621			$2,300,251

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$234,854	328	0.28%	$238,547	307	0.26%
Money market savings deposits	367,380	4,906	2.69	375,643	2,515	1.35
Regular savings deposits	194,777	403	0.42	221,716	360	0.33
Time deposits	593,441	10,832	3.68	473,146	5,861	2.50

Total interest-bearing deposits	1,390,452	16,469	2.39	1,309,052	9,043	1.39
Short-term borrowings	431,278	8,399	3.93	277,387	4,117	2.97
Long-term borrowings	37,065	1,153	6.23	67,626	1,532	4.52

Total interest-bearing liabilities	1,858,795	26,021	2.82	1,654,065	14,692	1.78

Noninterest-bearing demand deposits	418,838			428,454
Other noninterest-bearing liabilities	21,130			19,352
Stockholders' equity	221,858			198,380

Total liabilities and stockholders' equity	$2,520,621			$2,300,251

Net interest income and spread		$49,970	3.75%		$46,202	3.99%

Less: tax equivalent adjustment		2,941			3,475

Net interest income		47,029			42,727

Net interest margin (3)			4.32%			4.39%
Ratio of average earning assets to
Average interest-bearing liabilities	125.41%			128.41%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $2.9 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Back to Contents

Net Interest Income

     Net interest income for the first six months of the year was $47.0 million in 2006, an increase of 10% from $42.7 million in 2005, due primarily to a 19% increase in average loans and leases and a 96 basis point increase in tax-equivalent yield on loans when compared to the first six months of 2005. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also increased by 8%, to $50.0 million in 2006 from $46.2 million in 2005. The effects of changes in average balances, yields and rates are presented in Table 5.

     For the first six months, total interest income increased by $15.6 million or 27% in 2006, compared to 2005. On a non-GAAP tax-equivalent basis, interest income increased by 25%. Average earning assets increased by 10% versus the prior period to $2.3 billion from $2.1 billion; while the average yield earned on those assets increased by 79 basis points to 6.57%. Comparing the first six months of 2006 versus the same period in 2005, average total loans and leases grew by 19% to $1.8 billion (76% of average earning assets, versus 70% a year ago), while recording a 96 basis point increase in average yield to 6.89%. Average residential real estate loans increased by 14% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 8% (attributable primarily to home equity line growth); and, average commercial loans and leases grew by 28% (due to increases in all categories of commercial loans and leases). Over the same period, average total securities decreased by 10% to $554.6 million (24% of average earning assets, versus 29% a year ago), while the average yield earned on those assets increased by 10 basis points to 5.60%.

     Interest expense for the first six months of the year increased by $11.3 million or 77% in 2006 compared to 2005. Average total interest-bearing liabilities increased by 12% over the prior year period, while the average rate paid on these funds increased by 104 basis points to 2.82%. As shown in Table 4, all categories of interest-bearing liabilities showed increases in the average rate as market interest rates continued to rise.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2006 vs. 2005			2005 vs. 2004

	Increase Or	Due to Change In Average:*		Increase Or	Due to Change In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans and leases	$16,594	$8,909	$7,865	$10,297	$7,779	$2,518
Securities	(1,484)	(1,707)	223	(6,282)	(8,679)	2,397
Other earning assets	(13)	(155	142	131	(68)	199

Total interest income	15,097	7,047	8,050	4,146	(968)	5,114
Interest expense on funding of earning assets:
Interest-bearing demand deposits	21	(5)	26	(19)	16	(35)
Regular savings deposits	43	(47)	90	2	33	(31)
Money market savings deposits	2,391	(57)	2,448	1,511	10	1,501
Time deposits	4,971	1,737	3,234	1,824	555	1,269
Total borrowings	3,903	2,313	1,590	(5,183)	(3,460)	(1,723)

Total interest expense	11,329	3,941	7,388	(1,865)	(2,846)	981

Net interest income	$3,768	$3,106	$662	$6,011	$1,878	$4,133

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

Back to Contents

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

     The provision for loan and lease losses totaled $2.0 million for the first six months of 2006 compared to $1.0 million in the same period of 2005. The Company experienced net recoveries during the first six months of 2006 and 2005 of $29 thousand and $19 thousand, respectively.

     Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2006, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.06% of total loans and leases at June 30, 2006 and 1.00% at December 31, 2005. The allowance increased during the first six months of 2006 by $2.0 million, from $16.9 million at December 31, 2005, to $18.9 million at June 30, 2006. The increase in the allowance during the first six months of 2006 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

Back to Contents

     Nonperforming loans and leases increased by $1.3 million to $2.7 million at June 30, 2006 from $1.4 million at December 31, 2005, while nonperforming assets also increased by $1.3 million for the same period to $2.7 million at June 30, 2006. Expressed as a percentage of total assets, nonperforming assets increased to 0.10% at June 30, 2006 from 0.06% at December 31, 2005. The allowance for loan and lease losses represented 706% of nonperforming loans and leases at June 30, 2006, compared to coverage of 1,210% at December 31, 2005. The increase in nonperforming loans and leases was due primarily to one commercial loan totaling $1.1 million that is subject to a Small Business Administration guarantee and on which a specific reserve of $0.2 million has been established. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at June 30, 2006 and December 31, 2005. The balance of impaired loans and leases was $0.1 million at June 30, 2006, with specific reserves against those loans of $0.1 million, compared to $0.4 million at December 31, 2005, with specific reserves of $31,000.

Table 6 – Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005

Balance, January 1	$16,886	$14,654
Provision for loan and lease losses	1,995	2,600
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(2)	(491)
Consumer	(19)	(44)

Total charge-offs	(21)	(535)
Loan recoveries:
Residential real estate	0	64
Commercial loans and leases	14	89
Consumer	36	14

Total recoveries	50	167

Net recoveries (charge-offs)	29	(368)

Balance, period end	$18,910	$16,886

Net recoveries (charge-offs) to average loans and leases (annual basis)	0.00%	(0.02)%
Allowance to total loans and leases	1.06%	1.00%

	June 30, 2006	December 31, 2005

Non-accrual loans and leases	$1,691	$437
Loans and leases 90 days past due	988	958

Total nonperforming loans and leases*	2,679	1,395

Total nonperforming assets	$2,679	$1,395

Nonperforming assets to total assets	0.10%	0.06%

Back to Contents

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $12.3 million at June 30, 2006, compared to $5.9 million at December 31, 2005. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

     Total noninterest income was $19.2 million for the six month period ended June 30, 2006, a 14% or $2.3 million increase from the same period of 2005. The increase in noninterest income for the first six months of 2006 was due primarily to an increase of $2.5 million or 137% in trust and investment management fees, resulting from the acquisition of West Financial Services in October, 2005, and a 27% increase in trust fees over the prior year period. Insurance agency commissions grew by 23% or $0.7 million as a result of higher premiums from existing commercial property and casualty lines as well as the acquisition of Neff & Associates in January, 2006. In addition, Visa check fees increased $0.1 million or 10%, and fees on sales of investment products increased $0.4 million or 36% due to increased sales of such products. These increases were somewhat offset by a decrease in gains on sales of mortgage loans of $0.3 million or 18%, a decrease in other noninterest income of $0.4 million or 13%, and a decrease in securities gains of $0.8 million.

     Total noninterest expenses were $41.2 million for the six month period ended June 30, 2006, a 10% or $3.6 million increase from the same period in 2005. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first six months of 2006 occurred in salaries and employee benefits which increased $2.5 million or 11% due in part to the acquisition of West Financial Services, Inc. in October 2005 and Neff & Associates in January 2006 and also to the growth in the number of full-time equivalent employees. Occupancy and equipment expenses increased $0.4 million or 6% due to acquisitions and growth in the branch network. Average full-time equivalent employees increased to 626 during the first six months of 2006, from 577 during the like period in 2005, an 8% increase. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $26,000 in 2006 and $27,000 in 2005.

Income Taxes

     The effective tax rate increased to 28.8% for the six month period ended June 30, 2006, from 25.6% for the prior year period. This increase was primarily due to a decline in the interest income from state tax-advantaged investments, the growth in interest income earned on the loan portfolio and the increase in noninterest income which is taxed at a full statutory rate.

C.   RESULTS OF OPERATIONS – SECOND QUARTER 2006 AND 2005

     Second quarter net income of $8.1 million ($0.54 per share-diluted) in 2006 was $0.3 million or 4% above net income of $7.8 million ($0.53 per share-diluted) shown for the same quarter of 2005. Annualized returns on average equity for these periods were 14.48% in 2006 versus 15.63% in 2005

.

     Second quarter net interest income was $23.9 million in 2006, an increase of $2.3 million or 11% from $21.6 million in 2005, due primarily to loan growth. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by $2.1 million or 9%. The net interest margin decreased by 9 basis points to 4.30% for the quarter ended June 30, 2006 from 4.39% in 2005, due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve).

     The provision for loan and lease losses totaled $1.0 million in the second quarter of 2006 compared to $0.9 million in the second quarter of 2005. The Company experienced net recoveries during the second quarter of 2006 and 2005 of $5 thousand and $35 thousand respectively.

Back to Contents

     Second quarter noninterest income was $9.4 million in 2006, representing a 4% or $0.3 million increase from the same period in 2005. Net securities gains, which are included in noninterest income, decreased $0.8 million in the second quarter of 2006 versus the second quarter of 2005. Excluding net securities gains, noninterest income increased $1.2 million or 14% compared with the prior year period. Compared to the second quarter of 2005, the second quarter of 2006 showed an increase of $1.3 million or 133% in trust and investment management fees, reflecting the acquisition of West Financial Services in the fourth quarter of 2005. Insurance agency commissions increased by $0.4 million or 32% in the second quarter of 2006 compared to the same period in 2005, due largely to the acquisition of Neff & Associates in the first quarter of 2006. In addition, fees on sales of investment products increased $0.1million or 19% for the quarter ended June 30, 2006 compared to 2005. These increases were offset somewhat by a decrease in the gain on sale of mortgage loans of $0.3 million or 38% and a decline in other noninterest income of $0.3 million or 21% compared to the same period in 2005.

     Second quarter noninterest expenses increased $1.7 million or 9% to $20.8 million in 2006 from $19.1 million in 2005. This increase was mainly the result of increases in salaries and employee benefits of $1.3 million or 11% due primarily to the acquisitions mentioned above and also to an increase in the number of full-time equivalent employees. Intangibles amortization also increased by $0.2 million or 47% in the second quarter of 2006 compared to the same period in 2005 due to the acquisitions of West Financial Services and Neff & Associates.

     The second quarter effective tax rate increased to 28.8%, from the 25.9% recorded in the second quarter of 2005. This increase was primarily due to a decline in the interest income from state tax advantaged investments, the growth in interest income earned on the loan portfolio and the increase in noninterest income which is taxed at a full statutory rate.

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

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2005 Annual Report on Form 10-K.

Back to Contents

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information on the Company’s purchases of its common stock during the six months ended June 30, 2006.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 2006	0	NA	0	686,634
February 2006	0	NA	0	686,634
March 2006	0	NA	0	686,634
April 2006	0	NA	0	686,634
May 2006	25,000	34.63	25,000	661,634
June 2006	0	NA	0	661,634

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On May 24, 2005, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or approximately 732,000 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2005. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2007, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At June 30, 2006, a total of 661,634 shares remained under the plan.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual shareholders’ meeting held on April 19, 2006, the shareholders of the Company elected six directors by the following vote:

Nominee	For	Withheld

Mark E. Friis	11,280,996	138,232
Susan D. Goff	11,122,119	297,109
Pamela A. Little	11,373,896	45,332
Robert L. Mitchell	11,261,020	158,208
Robert L. Orndorff, Jr.	11,388,613	30,615
David E. Rippeon	11,386,898	32,330

There were no solicitations in opposition to management’s nominees and all such nominees were elected. Mr. Friis and Ms. Little were incoming director-nominees elected for two-year terms, while Ms. Goff, Mr. Mitchell, Mr. Orndorff and Mr. Rippeon were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are John Chirtea, Solomon Graham, Gilbert L. Hardesty, Hunter R. Hollar, Charles F. Mess, Craig A. Ruppert, Lewis R. Schumann, and W. Drew Stabler.

Also at the annual meeting, the shareholders ratified the appointment of McGladrey & Pullen, LLP, as the independent auditors for 2006 by the following vote:

For	Against	Withheld	Broker Non Votes

10,733,700	12,757	39,471	0

Back to Contents

Item 6. EXHIBITS

Exhibit 31(a) and (b)	Rule 13a-14(a) / 15d-14(a) Certifications
Exhibit 32 (a) and (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC. (Registrant)

By:	/S/ HUNTER R. HOLLAR
Hunter R. Hollar President and Chief Executive Officer

Date: August 8, 2006

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 8, 2006