Form 10-Q
period 2006-09-30
SANDY SPRING BANCORP INC
filed 2006-11-07
CIK 824410

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: O-19065

Sandy Spring Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-1532952 (I.R.S. Employer Identification Number)

17801 Georgia Avenue, Olney, Maryland (Address of principal office)	20832 (Zip Code)	301-774-6400 (Telephone Number)

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

YES NO

The number of shares of common stock outstanding as of October 18, 2006 is 14,812,306 shares.

SANDY SPRING BANCORP, INC.

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$42,558	$47,294
Federal funds sold	25,129	6,149

Cash and cash equivalents	67,687	53,443
Interest-bearing deposits with banks	317	751
Residential mortgage loans held for sale (at fair value)	21,111	10,439
Investments available-for-sale (at fair value)	261,645	256,571
Investments held-to-maturity — fair value of $278,415 (2006) and $302,967 (2005)	272,143	295,648
Other equity securities	17,350	15,213
Total loans and leases	1,815,490	1,684,379
Less: allowance for loan and lease losses	(19,433)	(16,886)

Net loans and leases	1,796,057	1,667,493
Premises and equipment, net	45,831	45,385
Accrued interest receivable	15,399	13,144
Goodwill	12,606	12,042
Other intangible assets	11,431	12,218
Other assets	76,881	77,269

Total assets	$2,598,458	$2,459,616

LIABILITIES
Noninterest-bearing deposits	$416,712	$439,277
Interest-bearing deposits	1,531,138	1,363,933

Total deposits	1,947,850	1,803,210
Short-term borrowings	356,563	380,220
Other long-term borrowings	1,896	2,158
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	23,456	21,145

Total liabilities	2,364,765	2,241,733
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,811,974 (2006) and 14,793,987 (2005)	14,812	14,794
Additional paid in capital	27,349	26,599
Retained earnings	191,884	177,084
Accumulated other comprehensive loss	(352)	(594)

Total stockholders’ equity	233,693	217,883

Total liabilities and stockholders’ equity	$2,598,458	$2,459,616

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Interest and fees on loans and leases	$32,686	$24,423	$92,831	$67,875
Interest on loans held for sale	222	422	514	812
Interest on deposits with banks	4	32	18	58
Interest and dividends on securities:
Taxable	4,090	2,925	10,490	9,210
Exempt from federal income taxes	2,839	3,275	8,783	10,284
Interest on federal funds sold	177	314	432	571

TOTAL INTEREST INCOME	40,018	31,391	113,068	88,810
Interest Expense:
Interest on deposits	10,378	5,700	26,846	14,743
Interest on short-term borrowings	4,943	2,413	13,342	6,530
Interest on long-term borrowings	575	752	1,729	2,284

TOTAL INTEREST EXPENSE	15,896	8,865	41,917	23,557

NET INTEREST INCOME	24,122	22,526	71,151	65,253
Provision for loan and lease losses	550	600	2,545	1,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,572	21,926	68,606	63,653
Noninterest Income:
Securities gains	0	1,761	1	2,601
Service charges on deposit accounts	1,904	2,050	5,702	5,705
Gains on sales of mortgage loans	718	1,205	2,049	2,825
Fees on sales of investment products	783	473	2,264	1,558
Trust and investment management fees	2,164	1,116	6,476	2,932
Insurance agency commissions	1,406	1,114	5,132	4,149
Income from bank owned life insurance	591	570	1,711	1,684
Visa check fees	603	556	1,750	1,597
Other income	1,421	1,267	3,746	3,954

TOTAL NONINTEREST INCOME	9,590	10,112	28,831	27,005
Noninterest Expenses:
Salaries and employee benefits	12,622	11,373	37,823	34,116
Occupancy expense of premises	2,175	2,099	6,340	5,987
Equipment expenses	1,384	1,415	4,112	4,031
Marketing	1,160	253	1,973	947
Outside data services	872	718	2,486	2,159
Amortization of intangible assets	743	501	2,227	1,502
Other expenses	2,738	2,385	7,917	7,592

TOTAL NONINTEREST EXPENSES	21,694	18,744	62,878	56,334

Income Before Income Taxes	11,468	13,294	34,559	34,324
Income Tax Expense	3,346	3,827	10,002	9,204

NET INCOME	$8,122	$9,467	$24,557	$25,120

Basic Net Income Per Share	$0.55	$0.65	$1.66	$1.72
Diluted Net Income Per Share	0.55	0.64	1.65	1.70
Dividends Declared Per Share	0.22	0.21	0.66	0.62

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$24,557	$25,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,488	5,025
Provision for loan and lease losses	2,545	1,600
Stock compensation expense	461	0
Deferred income taxes (benefits)	1,360	(1,402)
Origination of loans held for sale	(210,617)	(251,021)
Proceeds from sales of loans held for sale	202,062	244,231
Gains on sales of loans held for sale	(2,117)	(2,825)
Gains on sales of premises and equipment	0	(21)
Securities gains	(1)	(2,601)
Net (increase) in accrued interest receivable	(2,255)	(11)
Net (increase) decrease in other assets	(3,919)	2,693
Net increase in accrued expenses and other liabilities	2,054	6,486
Other – net	443	803

Net cash provided by operating activities	21,061	28,077
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	434	(192)
Proceeds from sale (purchases) of other equity securities	(2,137)	1,845
Purchases of investments available-for-sale	(94,984)	(82,245)
Proceeds from sales of investments available-for-sale	0	85,491
Proceeds from the sales of other real estate owned	0	108
Proceeds from maturities, calls and principal payments of investments held-to-maturity	23,206	3,627
Proceeds from maturities, calls and principal payments of investments available-for-sale	90,358	70,887
Net increase in loans and leases	(197,050)	(133,683)
Purchase of loans and leases	(2,148)	0
Proceeds from sale of loans and leases	68,087	0
Expenditures for premises and equipment	(3,854)	(7,010)

Net cash (used in) investing activities	(118,088)	(61,172)
Cash flows from financing activities:
Net increase in deposits	144,640	72,387
Net increase (decrease) in short-term borrowings	(23,919)	7,138
Retirement of long-term borrowings	0	(25,000)
Common stock purchased and retired	(866)	(1,437)
Proceeds from issuance of common stock	1,173	929
Dividends paid	(9,757)	(9,066)

Net cash provided by financing activities	111,271	44,951

Net increase in cash and cash equivalents	14,244	11,856
Cash and cash equivalents at beginning of period	53,443	49,195

Cash and cash equivalents at end of period	$67,687	$61,051

Supplemental Disclosures:
Interest payments	$40,866	$23,434
Income tax payments	7,042	9,185
Noncash Investing Activities:
Transfers from loans to other real estate owned	0	73
Reclassification of borrowings from long-term to short-term	262	40,362

See Notes to Consolidated Financial Statements.

Back to Index

Sandy Spring Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances at January 1, 2006	$14,794	$26,599	$177,084	$(594)	$217,883
Comprehensive income:
Net income			24,557		24,557
Other comprehensive income, net of tax effects and reclassification adjustment				242	242

Total comprehensive income					24,799
Cash dividends - $0.66 per share			(9,757)		(9,757)
Stock compensation expense	0	461			461
Common stock issued pursuant to:
Director stock purchase plan – 2,381 shares	3	81			84
Stock option plan – 26,226 shares	26	622			648
Employee stock purchase plan – 14,380 shares	14	427			441
Stock repurchases – 25,000 shares	(25)	(841)			(866)

Balances at September 30, 2006	$14,812	$27,349	$191,884	$(352)	$233,693

Balances at January 1, 2005	$14,629	$21,522	$156,315	$2,617	$195,083
Comprehensive income:
Net income			25,120		25,120
Other comprehensive loss, net of tax effects and reclassification adjustment				(2,539)	(2,539)

Total comprehensive income					22,581
Cash dividends - $0.62 per share			(9,066)		(9,066)
Common stock issued pursuant to:
Director stock purchase plan- 1,693 shares	2	54			56
Stock option plan – 23,486 shares	23	437			460
Employee stock purchase plan – 15,507 shares	16	397			413
Stock repurchases- 45,500 shares	(46)	(1,391)			(1,437)

Balances at September 30, 2005	$14,624	$21,019	$172,369	$78	$208,090

See Notes to Consolidated Financial Statements.

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp’s 2005 Annual Report on Form 10-K. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2006.

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

Note 2 – Acquisitions

In October 2005, the Company completed the acquisition of West Financial Services, Inc. (“WFS”) located in McLean, Virginia, an asset management and financial planning company with approximately $621 million in assets under management. Under the terms of the acquisition agreement, the Company purchased WFS with a combination of stock and cash totaling approximately $5.9 million. Additional contingent payments may be made and recorded in 2006, 2007 and 2008 based on the financial results attained by WFS during those periods.

In the transaction, $0.9 million of assets were acquired, primarily accounts receivable, and $1.3 million of liabilities were assumed, primarily operating payables. The acquisition resulted in the recognition of $3.6 million of goodwill, which will not be amortized, and $4.6 million of identified intangible assets which will be amortized on a straight-line basis over periods ranging from 4 to 10 years. This acquisition was considered immaterial and, accordingly, no pro forma results of operations are provided for the pre-acquisition periods.

On September 30, 2006, the Company corrected and restated its purchase price allocation to reflect the deferred tax liability associated principally with the identified intangible assets. This correction and restatement resulted in an increase in goodwill and a reduction in other assets of $1.8 million at September 30, 2006 and December 31, 2005, respectively.

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

Note 3 - New Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements. This Issue is effective for fiscal years beginning after December 15, 2007.

Back to Index

In September 2006, the FASB published FASB Statement No. 157, “Fair Value Measurements” (“SFAS No.157” or the “Statement”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB published FASB Statement No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158” or the “Statement”). The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its balance sheet. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For defined benefit pension plans, the benefit obligation is defined as the projected benefit obligation. The statement also requires recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions,” or FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 or 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. Further, SFAS No. 158 requires that an entity measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions.)

The Statement also requires disclosure, in the notes to the financial statements, of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting this Statement on the Company’s consolidated financial statements. See Note 6 for additional information concerning this new pronouncement.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and if either method results in the determination of a material error, then the company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not expect the adoption of this Bulletin to have a material impact on the Company’s consolidated financial statements.

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

Back to Index

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, settled, or vesting on or after January 1, 2006. The fair value at date of grant of the stock option is estimated using a binomial pricing model based on assumptions noted in the table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in expense of approximately $0.3 million, net of a tax benefit of approximately $0.1 million, for the nine month period ended September 30, 2006, and $0.1 million, net of a tax benefit of $33 thousand, for the three month period ended September 30, 2006.

At September 30, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value recognition and measurement principles of APB 25, and related interpretations in accounting for its stock-based compensation plans. Therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,562,762 are available for issuance at September 30, 2006, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

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

Back to Index

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the nine month periods ended September 30, 2006 and 2005 (unaudited):

(In thousands, except per share data)	2006	2005

Net income, as reported	$24,557	$25,120
Basic earnings per share	1.66	1.72
Diluted earnings per share	1.65	1.70
Stock-based compensation cost, net of related tax effects	373	0

Information calculated as if fair value method had been applied to all awards:
Net income, as reported	$24,557	$25,120
Add: Stock-based compensation expense recognized during the period, net of related tax effects	373	0
Less: Stock-based compensation expense determined under the fair value-based method, net of tax effects	(373)	(849)

Pro forma net income	$24,557	$24,271

Pro forma basic earnings per share	$1.66	$1.66

Pro forma diluted earnings per share	$1.65	$1.65

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the three month periods ended September 30, 2006 and 2005 (unaudited):

(In thousands, except per share data)	2006	2005

Net income, as reported	$8,122	$9,467
Basic earnings per share	0.55	0.65
Diluted earnings per share	0.55	0.64
Stock-based compensation cost, net of related tax effects	129	0

Information calculated as if fair value method had been applied to all awards:
Net income, as reported	$8,122	$9,467
Add: Stock-based compensation expense recognized during the period, net of related tax effects	129	0
Less: Stock-based compensation expense determined under the fair value-based method, net of tax effects	(129)	(304)

Pro forma net income	$8,122	$9,163

Pro forma basic earnings per share	$0.55	$0.63

Pro forma diluted earnings per share	$0.55	$0.62

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

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0.3 million and $0.3 million, respectively.

No options were granted for the nine month periods ended September 30, 2006 and 2005.

A summary of share option activity for the nine month period ended September 30, 2006 follows:

Back to Index
(Dollars in thousands, except per share data):	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

		(Unaudited)
Balance at January 1, 2006	1,004,473	$33.08	6.9	$3,635
Granted	0	0	0
Exercised	(22,476)	23.54	4.6
Forfeited or expired	(32,173)	37.43	7.0

Balance at September 30, 2006	949,824	$33.15	6.2	$3,812

Exercisable at September 30, 2006	792,611	$32.16		$3,812

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the nine month period then ended, is presented below (unaudited):

	Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	166,017	$6.72
Granted	0	0
Vested	0	0
Forfeited	(8,804)	6.72

Nonvested at September 30, 2006	157,213	6.72

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.1 million as of December 31, 2005 and $0.7 million as of September 30, 2006. That cost is expected to be recognized over a weighted average period of approximately 1.25 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three and nine month periods ended September 30, 2006 and 2005 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Basic:
Net income available to common stockholders	$8,122	$9,467	$24,557	$25,120
Average common shares outstanding	14,793	14,620	14,795	14,626
Basic net income per share	$0.55	$0.65	$1.66	$1.72

Diluted:
Net income available to common stockholders	$8,122	$9,467	$24,557	$25,120
Average common shares outstanding	14,793	14,620	14,795	14,626
Stock option adjustment	122	115	125	113
Average common shares outstanding–diluted	14,915	14,735	14,920	14,739

Diluted net income per share	$0.55	$0.64	$1.65	$1.70

Back to Index

Options for 581,724 shares and 370,047 shares of common stock were not included in computing diluted net income per share for the nine month periods ended September 30, 2006 and 2005, respectively, because their effects are antidilutive. For the three months ended September 30, 2006 and 2005, options for 573,423 and 365,118 shares of common stock were not included, respectively, for the same reason.

Note 6 - Pension, Profit Sharing, and Other Employee Benefit Plans

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

FASB Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the overfunded or underfunded status of the above described defined benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference would be recorded as an adjustment to the beginning balances of retained earnings and/or other comprehensive income. At December 31, 2005 the projected benefit obligation of the plan exceeded the fair value of plan assets by $2.8 million. This amount may change significantly by December 31, 2006 due to a management decision to change the amount of the 2006 contribution. Management is currently evaluating the impact of adopting this Statement on the Company’s consolidated financial statements. See Note 3 for a description of this new accounting pronouncement.

Net periodic benefit cost for the three and nine month periods ended September 30 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2006	2005	2006	2005

Service cost for benefits earned	$276	$406	$828	$1,217
Interest cost on projected benefit obligation	307	273	922	819
Expected return on plan assets	(344)	(288)	(1,032)	(862)
Amortization of prior service cost	(43)	(15)	(131)	(47)
Recognized net actuarial loss	112	83	334	251

Net periodic benefit cost	$308	$459	$921	$1,378

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $1.1 million and $1.8 million for the nine month periods ended September 30, 2006 and 2005, respectively and $0.3 million and $0.5 million for the three month periods ended September 30, 2006 and 2005, respectively.

Back to Index

The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $1.6 million and $1.9 million for the nine month periods ended September 30, 2006 and 2005, respectively and $0.5 million and $0.5 million for the three month periods ended September 30, 2006 and 2005, respectively.

Supplemental Executive Retirement Agreements

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.8 million and $0.4 million for the nine month periods ended September 30, 2006 and 2005, respectively and $0.3 million and $0.1 million for the three month periods ended September 30, 2006 and 2005, respectively.

Executive Health Insurance Plan

The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $0.1 million and $0.1 million for the nine month periods ended September 30, 2006 and 2005, respectively and $21 thousand and $0 for the three month periods ended September 30, 2006 and 2005, respectively.

Note 7 – Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2006 and 2005 are as follows:

(In thousands) Available for sale as of September 30, 2006		Continuous unrealized losses existing for:

	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$189,163	$180	$1,802	$1,982
U.S. Treasury Notes	595	0	4	4
Mortgage-backed	332	0	5	5

	$190,090	$180	$1,811	$1,991

(In thousands) Available for sale as of September 30, 2005		Continuous unrealized losses existing for:

	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$209,765	$953	$1,351	$2,304
State and municipal	595	5	0	5
Mortgage-backed	364	2	4	6

	$210,724	$960	$1,355	$2,315

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of September 30, 2006 and 2005 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of September 30, 2006 and 2005 all have minimal duration risk (1.37 years in 2006 and 1.41 years in 2005), low credit risk, and minimal loss (approximately 1.04% in 2006 and 1.09% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Back to Index

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2006 and 2005 are as follows:

(In thousands) Held to Maturity as of September 30, 2006		Continuous unrealized losses existing for:

	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$33,656	$0	$750	$750
State and municipal	14,490	5	101	106

	$48,146	$5	$851	$856

(In thousands) Held to Maturity as of September 30, 2005		Continuous unrealized losses existing for:

	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$34,021	$375	$0	$375
State and municipal	16,376	17	121	138

	$50,397	$392	$121	$513

Approximately 87% and 97% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of September 30, 2006 and 2005, respectively, are rated AAA and 13% and 3% as of September 30, 2006 and 2005, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.53 years in 2006 and 3.98 years in 2005), low credit risk, and minimal losses (approximately 1.75% in 2006 and 1.01% in 2005) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 8 - Segment Reporting

The Company operates in four operating segments—Community Banking, Insurance, Leasing, and Investment Management. Only Community Banking currently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements. However, the segment data reflect intersegment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million and $0.4 million for the three month periods ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the amortization related to acquired entities totaled $1.3 million and $1.3 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million and $54 thousand for the three month periods ended September 30, 2006 and 2005, respectively. For the nine month periods ending September 30, 2006 and 2005, the expense related to the amortization of intangibles totaled $0.3 million and $0.1 million, respectively.

Back to Index

The Leasing segment is conducted through The Equipment Leasing Company, located in Sparks, Maryland, a subsidiary of the Bank that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is a “small ticket” by industry standards, averaging less than $30,000, with individual leases generally not exceeding $500,000. Major revenue sources include interest income. Expenses include personnel and support charges.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $621.0 million in assets under management as of September 30, 2006. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for the three months ended September 30, 2006 and $0.6 million for the nine months ended September 30, 2006.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total

Quarter ended September 30, 2006
Interest income	$39,651	$18	$592	$8	$(251)	$40,018
Interest expense	15,922	0	225	0	(251)	15,896
Provision for loan and lease losses	550	0	0	0	0	550
Noninterest income	6,878	1,715	156	1,047	(206)	9,590
Noninterest expenses	19,374	1,417	252	857	(206)	21,694

Income before income taxes	10,683	316	271	198	0	11,468
Income tax expense	3,036	125	108	77	0	3,346

Net income	$7,647	$191	$163	$121	$0	$8,122

Assets	$2,595,057	$12,777	$31,943	$7,625	$(48,944)	$2,598,458
Quarter ended September 30, 2005
Interest income	$31,062	$12	$472	$0	$(155)	$31,391
Interest expense	8,877	0	143	0	(155)	8,865
Provision for loan and lease losses	600	0	0	0	0	600
Noninterest income	8,819	1,220	233	0	(160)	10,112
Noninterest expenses	17,503	1,151	250	0	(160)	18,744

Income before income taxes	12,901	81	312	0	0	13,294
Income tax expense	3,671	32	124	0	0	3,827

Net income	$9,230	$49	$188	$0	$0	$9,467

Assets	$2,382,801	$9,669	$25,051	$0	$(34,161)	$2,383,360

Back to Index

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total

Year to Date September 30, 2006
Interest income	$111,983	$48	$1,649	$15	$(627)	$113,068
Interest expense	41,978	0	565	1	(627)	41,917
Provision for loan and lease losses	2,545	0	0	0	0	2,545
Noninterest income	19,871	5,839	670	3,062	(611)	28,831
Noninterest expenses	55,870	4,255	727	2,637	(611)	62,878

Income before income taxes	31,461	1,632	1,027	439	0	34,559
Income tax expense	8,777	646	406	173	0	10,002

Net income	$22,684	$986	$621	$266	$0	$24,557

Assets	$2,595,057	$12,777	$31,943	$7,625	$(48,944)	$2,598,458
Year to Date September 30, 2005
Interest income	$87,844	$25	$1,324	$0	$(383)	$88,810
Interest expense	23,582	0	358	0	(383)	23,557
Provision for loan and lease losses	1,600	0	0	0	0	1,600
Noninterest income	22,152	4,564	817	0	(528)	27,005
Noninterest expenses	52,793	3,405	664	0	(528)	56,334

Income before income taxes	32,021	1,184	1,119	0	0	34,324
Income tax expense	8,292	469	443	0	0	9,204

Net income	$23,729	$715	$676	$0	$0	$25,120

Assets	$2,382,801	$9,669	$25,051	$0	$(34,161)	$2,383,360

Note 9 – Comprehensive Income

The components of total comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	For the three months ended September 30,

	2006			2005

(In thousands)	Pretax Amount	Tax Benefit/ (Expense)	Net Amount	Pretax Amount	Tax Benefit/ (Expense)	Net Amount

Net Income			$8,122			$9,467
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	2,111	(834)	1,277	(1,243)	492	(751)
Reclassification adjustment for (gains) losses included in net income	0	0	0	(1,761)	696	(1,065)

Total change in other comprehensive income	2,111	(834)	1,277	(3,004)	1,188	(1,816)

Total comprehensive income			$9,399			$7,651

Back to Index

	For the nine months ended September 30,

	2006			2005

(In thousands)	Pretax Amount	Tax Benefit/ (Expense)	Net Amount	Pretax Amount	Tax Benefit/ (Expense)	Net Amount

Net Income			$24,557			$25,120
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	402	(159)	243	(1,599)	632	(967)
Reclassification adjustment for (gains) losses included in net income	(1)	0	(1)	(2,601)	1,029	(1,572)

Total change in other comprehensive income	401	(159)	242	(4,200)	1,661	(2,539)

Total comprehensive income			$24,799			$22,581

Note 10 – Subsequent Event

On October 10, 2006, the Company entered into a merger agreement to acquire Potomac Bank of Virginia (“Potomac”). Potomac, with assets of $254 million as of September 30, 2006, is a commercial bank headquartered in Fairfax, Virginia with four full-service branches located in Fairfax, Vienna, and Chantilly, Virginia.

Under the terms of the agreement, each outstanding share of Potomac’s common stock will be converted into either $21.75 in cash or 0.6143 of a share of the Company’s common stock. Each shareholder of Potomac will be entitled to elect the number of shares of Potomac common stock to be exchanged for cash or shares of the Company’s common stock, subject to a proration which will provide that 50% of the outstanding shares of Potomac common stock will receive cash and 50% will receive shares of the Company’s common stock.

The acquisition is subject to approval by both the Potomac shareholders and applicable bank regulatory authorities and is expected to be completed during the first quarter of 2007. As a result of the acquisition, Potomac will become a newly-formed division of Sandy Spring Bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2006, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 47% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 53%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities may arise.

Back to Index

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

Table 1 – GAAP based and traditional efficiency ratios

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Noninterest expenses–GAAP based	$21,694	$18,744	$62,878	$56,334
Net interest income plus noninterest income–GAAP based	33,712	32,638	99,982	92,258
Efficiency ratio–GAAP based	64.35%	57.43%	62.89%	61.06%

Noninterest expenses–GAAP based	$21,694	$18,744	$62,878	$56,334
Less non-GAAP adjustment:
Amortization of intangible assets	743	501	2,227	1,502

Noninterest expenses–traditional ratio	20,951	18,243	60,651	54,832
Net interest income plus noninterest income–GAAP based	33,712	32,638	99,982	92,258
Plus non-GAAP adjustment:
Tax-equivalency	1,677	1,853	4,618	5,328
Less non-GAAP adjustments:
Securities gains (losses)	0	1,761	1	2,601

Net interest income plus noninterest Income – traditional ratio	35,389	32,730	104,599	94,985
Efficiency ratio – traditional	59.20%	55.74%	57.98%	57.73%

Back to Index

A. FINANCIAL CONDITION

The Company’s total assets were $2.6 billion at September 30, 2006, increasing $138.8 million or 6% during the first nine months of 2006. Earning assets increased by 6% or $144.0 million in the first nine months of 2006 to $2.4 billion at September 30, 2006.

Total loans and leases, excluding loans held for sale, increased 8% or $131.1 million during the first nine months of 2006, to $1.8 billion despite the sale of $68.6 million in mortgage loans. The Company sold lower yielding residential mortgage loans to fund commercial loan growth. During this period, commercial loans and leases increased by $114.4 million or 15%, attributable primarily to commercial loans and leases (up 10%) and commercial mortgage loans (up 21%.) Consumer loans increased by $13.5 million or 4%, primarily due to a 51% increase in home equity loans. Residential real estate loans grew by $3.2 million or 1% despite the loan sale mentioned above. Residential mortgage loans held for sale increased by $10.7 million from December 31, 2005, to $21.1 million at September 30, 2006.

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	September 30, 2006%		December 31, 2005%

Residential real estate	$571,878	32%	$568,703	34%
Commercial loans and leases	894,819	49	780,427	46
Consumer	348,793	19	335,249	20

Total Loans and Leases	1,815,490	100%	1,684,379	100%

Less: Allowance for credit losses	(19,433)		(16,886)

Net loans and leases	$1,796,057		$1,667,493

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At September 30, 2006, the Company had a total of $51.1 million in residential real estate loans and $2.3 million in consumer loans with a LTV greater than 90%. Commercial loans, with a LTV greater than 75% to 85% depending on the type of loan, totaled $25.7 million at September 30, 2006. Interest only loans at September 30, 2006 include almost all of the $198.9 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio) and $66.5 million in other loans. The aggregate of these loan concentrations was $344.5 million at September 30, 2006, which represented 19% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

Back to Index

The total investment portfolio decreased by 3% or $16.3 million from December 31, 2005, to $551.1 million at September 30, 2006. The decrease was driven by a decline of $23.5 million or 8% in held-to-maturity securities, offset by an increase of $5.1 million or 2% in available-for-sale securities and $2.1 million or 14% in other equity securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $18.5 million during the first nine months of 2006, reaching $25.4 million at September 30, 2006.

Table 3 – Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	September 30, 2006%		December 31, 2005%

Noninterest-bearing deposits	$416,712	21%	$439,277	24%
Interest-bearing deposits:
Demand	213,180	11	245,428	14
Money market savings	479,426	25	369,555	20
Regular savings	168,332	9	208,496	12
Time deposits less than $100,000	393,811	20	299,854	17
Time deposits $100,000 or more	276,389	14	240,600	13

Total interest-bearing	1,531,138	79	1,363,933	76

Total deposits	$1,947,850	100%	$1,803,210	100%

Total deposits were $1.9 billion at September 30, 2006, increasing $144.6 million or 8% from December 31, 2005. During the first nine months of 2006, growth rates of 31% were achieved for time deposits of less than $100,000 (up $94.0 million), 15% for time deposits of $100,000 or more (up $35.8 million), and 30% for money market deposits (up $109.9 million.) This increase in money market deposits was due primarily to a new deposit sweep product described below. Over the same period, decreases of 19% were recorded for interest-bearing regular savings (down $40.2 million), 13% for interest bearing demand deposits (down $32.2 million), and 5% for non-interest bearing demand deposits (down $22.6 million). These decreases were due largely to customers seeking out higher rates due to the current interest rate environment.

Total borrowings were $393.5 million at September 30, 2006, which represented a decrease of $23.9 million or 6% from December 31, 2005. Short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) increased to $227.4 million during the period, an increase of $44.9 million or 25%. In addition, customer repurchase agreements decreased to $129.2 million during the first nine months of the year, a decrease of $41.6 million or 24%. The increase in FHLB advances was necessary to fund the growth in the loan portfolio while the decrease in customer repurchase agreements reflects the implementation of a new sweep account product during the 3rd quarter of 2006 for commercial clients, in which overnight funds are shifted into a money market deposit account, providing customers a higher yield compared to the repurchase agreements. This new product also does not require the bank to post investment securities as collateral. This enables the bank to utilize the proceeds from the maturity or sale of such securities to fund loan growth.

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

Back to Index

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp

POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
September 2006	-8.58	-6.83	-4.55	-0.91	0.61	-2.15	-5.74	-10.94
December 2005	-0.73	-1.74	-2.04	-0.57	-1.70	-5.79	-12.24	-22.51

The Net Interest Income at Risk position decreased since the 4th quarter of 2005 in all down-rate scenarios, but increased in all up-rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the –400bp level, with a measure of -10.94%. This is also well within our prescribed policy limit of 25%. The sensitivity of net interest income indicated by this analysis is consistent with management’s decision to position the balance sheet in anticipation of an end to the rising interest rate cycle in the near future.

Back to Index

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	-40%	-30%	-22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
September 2006	-17.23	-12.28	-7.28	-1.71	-3.16	-9.95	-17.87	-27.27
December 2005	-10.85	-7.49	-4.37	-1.24	-0.74	-5.59	-12.31	-20.01

Measures of the economic value of equity (EVE) at risk position increased over year-end 2005 in all rising rate shock bands as well as all falling rate bands. The lengthening of duration for investments, loans, and borrowings coupled with a shortening of duration for deposits were key contributors to the increased risk position. Although assumed to be unlikely, our largest exposure is at the –400bp level, with a measure of -27.27%. This is also well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2006 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $25.1 million, which decreased from an excess of $27.5 million at June 30, 2006. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

During the 3rd quarter of 2006, the Company introduced a deposit sweep product for its commercial customers, as an alternative to the existing repurchase agreement option, in which overnight funds are transferred to a money market deposit account yielding a higher rate of return for the client. The shift of funds from repurchase agreements to the deposit sweep account reduces the required amount of available-for-sale securities the Company must hold as collateral and therefore provides another potential source of liquidity for funding loan growth.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $775.5 million from the Federal Home Loan Bank of Atlanta, of which $524.0 million was available based on pledged collateral with $229.2 million outstanding at September 30, 2006. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $156.2 million at September 30, 2006, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2006.

The following is a schedule of significant commitments at September 30, 2006:

(In thousands)

Commitments to extend credit:
Unused lines of credit (home equity and business)	$367,555
Other commitments to extend credit	187,064
Standby letters of credit	42,108

$596,727

Back to Index

Capital Management

The Company recorded a total risk-based capital ratio of 13.20% at September 30, 2006, compared to 13.14% at December 31, 2005; a tier 1 risk-based capital ratio of 12.23%, compared to 12.23%; and a capital leverage ratio of 9.52%, compared to 9.56%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2006, is appropriate.

Stockholders’ equity for September 30, 2006, totaled $233.7 million, representing an increase of $15.8 million or 7% from $217.9 million at December 31, 2005. The accumulated other comprehensive loss, a component of stockholders’ equity comprised of net unrealized gains and losses on available-for-sale securities, net of taxes, decreased by 41% or $0.2 million from December 31, 2005 to ($0.4 million) at September 30, 2006.

Internal capital generation (net income less dividends) added $14.8 million to total stockholders’ equity during the first nine months of 2006. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 9% compared to 10% reported for the full-year 2005.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and the director stock purchase plan) totaled $1.2 million during the nine month period ended September 30, 2006. However, share repurchases amounted to $0.9 million from December 31, 2005 through September 30, 2006, for a net increase in stockholders equity from these sources of $0.3 million.

Dividends for the first nine months of the year were $0.66 per share in 2006, compared to $0.62 per share in 2005, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 40% versus 36%.

B. RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net income for the first nine months of the year decreased $0.6 million or 2% to $24.6 million in 2006 from 2005, representing annualized returns on average equity of 14.64% in 2006 and 16.74% in 2005, respectively. Diluted earnings per share (EPS) for the first nine months of the year were $1.65 in 2006, compared to $1.70 in 2005.

Net interest income grew by $5.9 million, or 9%, to $71.1 million for the first nine months of 2006, while total noninterest income grew by $1.8 million, or 7% for the period. However, this growth was more than offset by a $0.9 million or 59% increase in the provision for loan and lease losses, a $6.5 million, or 12%, increase in noninterest expenses, and $0.8 increase in income tax expense.

The increase in net interest income was achieved in spite of decreased net interest margin and net interest spread. Net interest margin decreased by 9 basis points to 4.30% for the nine months ended September 30, 2006, from 4.39% for the same period of 2005, as the net interest spread decreased by 26 basis points. These declines in margin and spread are due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve), together with a decline in average noninterest-bearing deposits resulting from increased competition for such deposits in the Company’s market area. Noninterest-bearing deposits also declined due to the migration of such balances into customer repurchase agreements and the Company’s new deposit sweep product as a result of the increasing rates paid on such instruments reflecting the current interest rate environment.

Back to Index

Table 4 – Consolidated Average Balances, Yields and Rates

(Dollars in thousands and tax equivalent)	For the nine months ended September 30,

	2006			2005

	Average Balance	Interest (1)	Annualized Average Yield/Rate	Average Balance	Interest (1)	Annualized Average Yield/Rate

Assets
Total loans and leases (2)	$1,779,941	$93,345	7.01%	$1,514,796	$68,687	6.06%
Total securities	564,228	23,891	5.67	608,712	24,822	5.45
Other earning assets	12,560	450	4.80	27,169	629	3.08

TOTAL EARNING ASSETS	2,356,729	117,686	6.68%	2,150,677	94,138	5.85%
Nonearning assets	189,941			177,908

Total assets	$2,546,670			$2,328,585

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$229,629	497	0.29%	$238,118	471	0.26%
Money market savings deposits	375,259	8,102	2.89	376,951	4,194	1.49
Regular savings deposits	189,042	556	0.39	220,055	572	0.35
Time deposits	613,283	17,691	3.86	485,045	9,506	2.62

Total interest-bearing deposits	1,407,213	26,846	2.55	1,320,169	14,743	1.49
Short-term borrowings	440,131	13,342	4.05	281,771	6,530	3.07
Long-term borrowings	37,021	1,729	6.23	66,490	2,284	4.57

Total interest-bearing liabilities	1,884,365	41,917	2.97	1,668,430	23,557	1.88

Noninterest-bearing demand deposits	416,167			438,455
Other noninterest-bearing liabilities	21,810			21,044
Stockholders’ equity	224,328			200,656

Total liabilities and stockholders’ equity	$2,546,670			$2,328,585

Net interest income and spread		$75,769	3.71%		$70,581	3.97%

Less: tax equivalent adjustment		4,618			5,328

Net interest income		71,151			65,253

Net interest margin (3)			4.30%			4.39%

Ratio of average earning assets to
Average interest-bearing liabilities	125.07%			128.90%

(1)

Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $4.6 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Non-accrual loans are included in the average balances.
(3)	Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first nine months of the year was $71.2 million in 2006, an increase of 9% from $65.3 million in 2005, due primarily to an 18% increase in average loans and leases and a 95 basis point increase in tax-equivalent yield on loans when compared to the first nine months of 2005. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, also increased by 7%, to $75.8 million in 2006 from $70.6 million in 2005. The effects of changes in average balances, yields and rates are presented in Table 4.

For the first nine months, total interest income increased by $24.3 million or 27% in 2006, compared to 2005. On a non-GAAP tax-equivalent basis, interest income increased by 25%. Average earning assets increased by 10% versus the prior period to $2.4 billion from $2.2 billion; while the average yield earned on those assets increased by 83 basis points to 6.68%. Comparing the first nine months of 2006 versus the same period in 2005, average total loans and leases grew by 18% to $1.8 billion (76% of average earning assets, versus 70% a year ago), while recording a 95 basis point increase in average yield to 7.01%. Average residential real estate loans increased by 10% (reflecting increases in both mortgage and construction lending); average consumer loans increased by 7% (attributable primarily to home equity loan growth); and, average commercial loans and leases grew by 29% (due to increases in all categories of commercial loans and leases). Over the same period, average total securities decreased by 7% to $564.2 million (24% of average earning assets, versus 28% a year ago), while the average yield earned on those assets increased by 22 basis points to 5.67%.

Back to Index

Interest expense for the first nine months of the year increased by $18.4 million or 78% in 2006 compared to 2005. Average total interest-bearing liabilities increased by 13% over the prior year period, while the average rate paid on these funds increased by 109 basis points to 2.97%. As shown in Table 4, all categories of interest-bearing liabilities showed increases in the average rate as market interest rates continued to rise.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

	2006 vs. 2005			2005 vs. 2004

	Increase Or (Decrease)	Due to Change In Average: *		Increase Or (Decrease)	Due to Change In Average:*

(In thousands and tax equivalent)		Volume	Rate		Volume	Rate

Interest income from earning assets:
Loans and leases	$24,658	$13,016	$11,642	$16,828	$11,534	$5,294
Securities	(931)	(1,860)	929	(3,495)	(11,803)	8,308
Other earning assets	(179)	(430)	251	341	(70)	411

Total interest income	23,548	10,726	12,822	13,674	(339)	14,013
Interest expense on funding of earning assets:
Interest-bearing demand deposits	26	(17)	43	(32)	16	(48)
Regular savings deposits	(16)	(86)	70	2	23	(21)
Money market savings deposits	3,908	42	3,866	2,589	39	2,550
Time deposits	8,185	2,939	5,246	3,047	889	2,158
Total borrowings	6,257	3,746	2,511	(7,928)	(5,434)	(2,494)

Total interest expense	18,360	6,624	11,736	(2,322)	(4,467)	2,145

Net interest income	$5,188	$4,102	$1,086	$15,996	$4,128	$11,868

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

Back to Index

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

The provision for loan and lease losses totaled $2.5 million for the first nine months of 2006 compared to $1.6 million in the same period of 2005. The Company experienced net recoveries during the first nine months of 2006 and 2005 of $2 thousand and $14 thousand, respectively.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2006, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.07% of total loans and leases at September 30, 2006 and 1.00% at December 31, 2005. The allowance increased during the first nine months of 2006 by $2.5 million, to $19.4 million at September 30, 2006, from $16.9 million at December 31, 2005. The increase in the allowance during the first nine months of 2006 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

Nonperforming loans and leases increased by $2.4 million to $3.8 million at September 30, 2006 from $1.4 million at December 31, 2005, while nonperforming assets also increased by $2.4 million for the same period to $3.8 million at September 30, 2006. Expressed as a percentage of total assets, nonperforming assets increased to 0.15% at September 30, 2006 from 0.06% at December 31, 2005. The allowance for loan and lease losses represented 506% of nonperforming loans and leases at September 30, 2006, compared to coverage of 1,210% at December 31, 2005. The increase in nonaccrual loans and leases was due primarily to one commercial loan totaling $1.1 million that is subject to a Small Business Administration guarantee and on which a specific reserve of $0.2 million has been established. The increase in loans and leases 90 days past due was mainly the result of four loans. Two of these loans are matured loans which are current as to interest payments and are supported by strong client financials. The other two loans have more than adequate collateral. No losses are expected on any of these four loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at September 30, 2006 and December 31, 2005. The balance of impaired loans and leases was $0.1 million at September 30, 2006, with specific reserves against those loans of $0.1 million, compared to $0.4 million at December 31, 2005, with specific reserves of $31,000.

Back to Index

Table 6 — Analysis of Credit Risk

(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Balance, January 1	$16,886	$14,654
Provision for loan and lease losses	2,545	1,600
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(38)	(70)
Consumer	(19)	(30)

Total charge-offs	(57)	(100)
Loan recoveries:
Residential real estate	0	49
Commercial loans and leases	20	57
Consumer	39	8

Total recoveries	59	114

Net recoveries (charge-offs)	2	14

Balance, period end	$19,433	$16,268

Net recoveries (charge-offs) to average loans and leases (annual basis)	0.00%	0.00%
Allowance to total loans and leases	1.07%	1.03%

The following table presents nonperforming assets at the dates indicated:

	September 30, 2006	December 31, 2005	September 30, 2005

Non-accrual loans and leases	$1,495	$437	$1,032
Loans and leases 90 days past due	2,346	958	2,289

Total nonperforming loans and leases*	3,841	1,395	3,321

Total nonperforming assets	$3,841	$1,395	3,321

Nonperforming assets to total assets	0.15%	0.06%	0.14%

*

Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $11.5 million at September 30, 2006, compared to $5.9 million at December 31, 2005. These are credits where known information about the borrowers’ possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Back to Index

Noninterest Income and Expenses

Total noninterest income was $28.8 million for the nine month period ended September 30, 2006, a 7% or $1.8 million increase from the same period of 2005. The increase in noninterest income for the first nine months of 2006 was due primarily to an increase of $3.5 million or 121% in trust and investment management fees, resulting from the acquisition of West Financial Services in October, 2005. Insurance agency commissions grew by 24% or $1.0 million as a result of higher premiums from existing commercial property and casualty lines as well as the acquisition of Neff & Associates in January, 2006. In addition, Visa check fees increased $0.2 million or 10%, and fees on sales of investment products increased $0.7 million or 45% due to increased sales of such products. These increases were offset in part by a decrease in securities gains of $2.6 million, a decrease in gains on sales of mortgage loans of $0.8 million or 27%, and a decrease in other noninterest income of $0.2 million or 5%.

Total noninterest expenses were $62.9 million for the nine month period ended September 30, 2006, a 12% or $6.5 million increase from the same period in 2005. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first nine months of 2006 occurred in salaries and employee benefits which increased $3.7 million or 11% due in part to the acquisition of West Financial Services, Inc. in October 2005 and Neff & Associates in January 2006, and to the growth in the number of full-time equivalent employees. The amortization of intangible assets increased by $0.7 million or 48% due to the acquisitions of West Financial Services, Inc. in October 2005 and Neff & Associates in January 2006. Marketing expenses increased by $1.0 million or 108% as part of the Company’s plan to increase brand recognition and to grow market share, while outside data services grew by $0.3 million or 15%. Occupancy and equipment expenses increased $0.4 million or 6% due to acquisitions and growth in the branch network. Average full-time equivalent employees increased to 626 during the first nine months of 2006, from 582 during the like period in 2005, an 8% increase. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $39,000 in 2006 and $43,000 in 2005.

Income Taxes

The effective tax rate increased to 28.9% for the nine month period ended September 30, 2006, from 26.8% for the prior year period. This increase was primarily due to a decline in the interest income from state tax-advantaged investments, the growth in interest income earned on the loan portfolio and the increase in noninterest income, which is taxed at a full statutory rate.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2006 AND 2005

Third quarter net income of $8.1 million ($0.55 per share-diluted) in 2006 was $1.3 million or 14% below net income of $9.5 million ($0.64 per share-diluted) shown for the same quarter of 2005. Annualized returns on average equity for these periods were 14.06% in 2006 versus 18.31% in 2005.

Third quarter net interest income was $24.1 million in 2006, an increase of $1.6 million or 7% from $22.5 million in 2005, due primarily to loan growth. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by $1.4 million or 6%. The net interest margin decreased by 14 basis points to 4.25% for the quarter ended September 30, 2006 from 4.39% in 2005, due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve) and a decrease of $47.2 million or 10% in noninterest-bearing deposits compared to the prior year quarter. This decrease was due to client reaction to the higher rate environment.

The provision for loan and lease losses totaled $0.6 million in the third quarter of 2006 compared to $0.6 million in the third quarter of 2005. The Company experienced net (charge-offs)/recoveries during the third quarter of 2006 and 2005 of ($27 thousand) and $5 thousand respectively.

Third quarter noninterest income was $9.6 million in 2006, representing a 5% or $0.5 million decrease from the same period in 2005. Compared to the third quarter of 2005, the third quarter of 2006 showed an increase of $1.0 million or 94% in trust and investment management fees, reflecting the acquisition of West Financial Services in the fourth quarter of 2005. Insurance agency commissions increased by $0.3 million or 26% in the third quarter of 2006 compared to the same period in 2005, due largely to the acquisition of Neff & Associates in the first quarter of 2006. In addition, fees on sales of investment products increased $0.3 million or 66% for the quarter ended September 30, 2006 compared to 2005. However, these increases were more than offset by a decrease in securities gains of $1.8 million, a decrease in the gain on sale of mortgage loans of $0.5 million or 40% and a decline in service charges on deposit accounts of $0.1 million or 7% compared to the same period in 2005.

Third quarter noninterest expenses increased $3.0 million or 16% to $21.7 million in 2006 from $18.7 million in 2005. This increase was mainly the result of increases in salaries and employee benefits of $1.2 million or 11% due primarily to the acquisitions mentioned above and also to an increase in the number of full-time equivalent employees. Other increases included marketing expenses, which grew by $0.9 million in the 3rd quarter of 2006 compared to $0.3 in the 3rd quarter of 2005 due to the timing of such expenses incurred under the Company’s plan to increase brand recognition and to grow market share. In addition, outside data services increased by $0.2 million or 21%, intangibles amortization which increased by $0.2 million or 48% and other noninterest expenses which grew by $0.4 million or 15%.

Back to Index

The third quarter effective tax rate increased to 29.2%, from the 28.8% recorded in the third quarter of 2005. This increase was primarily due to a decline in the interest income from state tax advantaged investments, the growth in interest income earned on the loan portfolio and the increase in noninterest income, which is taxed at a full statutory rate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2005 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the nine months ended September 30, 2006.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)

January 2006	0	NA	0	686,634
February 2006	0	NA	0	686,634
March 2006	0	NA	0	686,634
April 2006	0	NA	0	686,634
May 2006	25,000	34.63	25,000	661,634
June 2006	0	NA	0	661,634
July 2006	0	NA	0	661,634
August 2006	0	NA	0	661,634
September 2006	0	NA	0	661,634
(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.
(2)

On May 24, 2005, the Company publicly announced a stock repurchase program that permits the repurchase of up to 5%, or approximately 732,000 shares, of its outstanding common stock. The current program replaced a similar plan that expired on March 31, 2005. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2007, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At September 30, 2006, a total of 661,634 shares remained under the plan.

(3)	Indicates the number of shares remaining under the plan at the end of the indicated month.

Back to Index

Item 6. EXHIBITS

Exhibit 31(a) and (b)	Rule 13a-14(a) / 15d-14(a) Certifications
Exhibit 32 (a) and (b)	18 U.S.C. Section 1350 Certifications

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By:	/S/ HUNTER R. HOLLAR

Hunter R. Hollar President and Chief Executive Officer

Date: November 6, 2006

By:	/S/ PHILIP J. MANTUA

Philip J. Mantua Executive Vice President and Chief Financial Officer

Date: November 6, 2006