Form 10-K
period 2006-12-31
SANDY SPRING BANCORP INC
filed 2007-03-06
CIK 824410

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
Commission File Number 0-19065
SANDY SPRING BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1532952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 301-774-6400.
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	The NASDAQ Stock Market

(Title of Class)	(Name of Each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐           Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
☐ Yes ☑ No
The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol SASR. The aggregate market value of approximately 14,786,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $533 million based on the closing sales price of $36.06 per share of the registrant’s Common Stock on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
As of the close of business on February 16, 2007, approximately 15,723,367 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2007 (the “Proxy Statement”).

*	The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.

Forward-Looking Statements
Sandy Spring Bancorp, Inc. (the “Company”) makes forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management’s estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company’s actual future results may differ materially from those indicated. In addition, the Company’s past results of operations do not necessarily indicate its future results. Please also see the discussion of “Risk Factors” on page 66.

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

	Item of Form 10-K	Location
PART I
Item 1.	Business	“Forward-Looking Statements” on page 2, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 4, and “Business” on pages 58 through 66.
Item 1A.	Risk Factors	“Forward-Looking Statements” on page 2, “Risk Factors” on pages 66 through 69
Item 1B.	Unresolved Staff Comments	Not applicable.
Item 2.	Properties	“Properties” on pages 72.
Item 3.	Legal Proceedings	Note 19 “Litigation” on page 52.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 6 “Equity Compensation Plans” on page 7.
Item 6.	Selected Financial Data	“Six Year Summary of Selected Financial Data” on page 5.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 23.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 2 and “Market Risk Management” on pages 20 through 23.
Item 8.	Financial Statements and Supplementary Data	Pages 26 through 58.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable.
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 23.
Item 9B.	Other Information	Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference.
Information regarding executive officers is included under the caption “Executive Officers” on page 71 of this Report.
Item 11.	Executive Compensation	The material labeled “Corporate Governance and Other Matters,” “ Executive Compensation,” and “Compensation Committee Report” in the Proxy Statement is incorporated in this Report by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, “Stock Ownership of Directors and Executive Officers” in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plans” on page 7.
Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” and “Transactions and Relationships with Management” in the Proxy Statement is incorporated in this Report by reference.
Item 14.	Principal Accounting Fees and Services	The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.
PART IV
Item 15.	Exhibits, Financial Statement Schedules	“Exhibits, Financial Statement Schedules” on pages 73 through 74.
SIGNATURES		“Signatures” on page 75.

Sandy Spring Bancorp, Inc.
With $2.6 billion in assets, Sandy Spring Bancorp is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. Sandy Spring Bancorp, Inc. is the third largest publicly traded banking company headquartered in Maryland. Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking, and trust services through 33 community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland. Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services. Visit www.sandyspringbank.com to locate an ATM near you or for more information about Sandy Spring Bank.
About This Report
This report comprises the entire 2006 Form 10-K, other than exhibits, as filed with the SEC. The 2006 annual report to shareholders, included in this report, and the annual proxy materials for the 2007 annual meeting are being distributed together to the shareholders. Please see page 79 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.
This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.
The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002	2001

Results of Operations:
Tax-equivalent interest income	$159,686	$129,288	$117,137	$120,285	$129,300	$132,723
Interest expense	58,687	33,982	34,768	37,432	44,113	61,262
Tax-equivalent net interest income	100,999	95,306	82,369	82,853	85,187	71,461
Tax-equivalent adjustment	6,243	7,128	8,156	8,237	6,920	5,214
Provision for loan and lease losses	2,795	2,600	0	0	2,865	2,470
Net interest income after provision for loan and lease losses	91,961	85,578	74,213	74,616	75,402	63,777
Noninterest income	38,895	36,909	30,949	33,969	29,953	22,102
Noninterest expenses	85,096	77,194	92,474	67,040	63,843	54,523
Income before taxes	45,760	45,293	12,688	41,545	41,512	31,356
Income tax expense (benefit)	12,889	12,195	(1,679)	9,479	10,927	8,342
Net income	32,871	33,098	14,367	32,066	30,585	23,014
Cash dividends	13,028	12,329	11,332	10,725	10,012	8,881
Per Share Data:
Net income – basic	$2.22	$2.26	$0.99	$2.21	$2.11	$1.60
Net income – diluted	2.20	2.24	0.98	2.18	2.08	1.58
Dividends declared	0.88	0.84	0.78	0.74	0.69	0.61
Book value (at year end)	16.04	14.73	13.34	13.35	12.25	10.37
Tangible book value (at year end) (1)	14.48	13.09	12.16	12.03	10.76	8.69
Financial Condition (at year end):
Assets	$2,610,457	$2,459,616	$2,309,343	$2,334,424	$2,308,486	$2,082,916
Deposits	1,994,223	1,803,210	1,732,501	1,561,830	1,492,212	1,387,459
Loans and leases	1,805,579	1,684,379	1,445,525	1,153,428	1,063,853	995,919
Securities	540,908	567,432	666,108	998,205	1,046,258	914,479
Borrowings	351,540	417,378	361,535	563,381	613,714	525,248
Stockholders’ equity	237,777	217,883	195,083	193,449	178,024	150,133
Financial Condition (average for the year):
Assets	2,563,673	2,352,061	2,406,318	2,344,743	2,161,689	1,947,940
Deposits	1,866,346	1,771,381	1,652,306	1,541,336	1,412,645	1,295,000
Loans and leases	1,788,702	1,544,990	1,292,209	1,103,279	1,056,838	997,657
Securities	559,350	603,882	906,901	1,059,583	931,192	782,483
Borrowings	451,251	355,537	536,758	593,684	571,021	497,815
Stockholders’ equity	229,360	204,142	197,556	185,418	161,903	141,004
Performance Ratios (for the year):
Return on average equity	14.33%	16.21%	7.27%	17.29%	18.89%	16.32%
Return on average assets	1.28	1.41	0.60	1.37	1.42	1.18
Yield on average interest-earning assets	6.73	5.95	5.23	5.49	6.39	7.32
Rate on average interest-bearing liabilities	3.08	2.02	1.94	2.08	2.59	3.96
Net interest spread	3.65	3.93	3.29	3.41	3.80	3.36
Net interest margin	4.26	4.39	3.68	3.78	4.21	3.94
Efficiency ratio – GAAP based (2)	63.67	61.71	87.93	61.74	58.99	61.71
Efficiency ratio – traditional (2)	58.71	58.16	62.86	56.26	54.09	55.23
Dividends declared per share to diluted net income per share	40.00	37.50	79.59	33.94	33.17	38.61
Capital and Credit Quality Ratios:
Average equity to average assets	8.95%	8.68%	8.21%	7.91%	7.49%	7.24%
Total risk-based capital ratio	13.62	13.22	13.82	15.51	14.95	14.06
Allowance for credit losses to loans and leases	1.08	1.00	1.01	1.29	1.41	1.27
Non-performing assets to total assets	0.15	0.06	0.08	0.13	0.12	0.38
Net charge-offs to average loans and leases	0.01	0.02	0.02	0.01	0.05	0.14

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

SECURITIES LISTING, PRICES AND DIVIDENDS
Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) Global Select Market under the symbol SASR.
Transfer Agent and Registrar
American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038
Recent Stock Prices and Dividends
Shareholders received quarterly cash dividends totaling $13.0 million in 2006 and $12.3 million in 2005. Regular dividends have been declared for one hundred and six consecutive years. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-six years. Since 2001, dividends per share have risen at a compound annual growth rate of 8%. The increase in dividends per share was 5% in 2006.
The ratio of dividends per share to diluted net income per share was 40% in 2006, compared to 38% for 2005. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.
Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 19,439 in 2006 and 21,272 in 2005, while issuances pursuant to the stock option plan were 35,998 and 42,478 in the respective years. Shares issued under the director stock purchase plan, which commenced on May 1, 2004 totaled 2,381 shares in 2006 and 1,693 shares in 2005.
The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 732,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under the Company’s omnibus stock plan and other stock option, benefit and compensation plans, as well as for other corporate purposes. A total of 1,176,620 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2006 under the stock repurchase program. There were 25,000 shares repurchased in 2006 and 45,500 shares repurchased in 2005 under the stock repurchase program.
The number of common shareholders of record was approximately 2,300 as of February 7, 2007.
Quarterly Stock Information

	2006			2005
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$34.70	$37.99	$0.22	$31.82	$36.79	$0.20
2nd	33.98	37.54	0.22	30.61	35.08	0.21
3rd	34.22	37.13	0.22	32.68	37.36	0.21
4th	34.76	38.82	0.22	31.75	38.48	0.22

Total			$0.88			$0.84

The following graph and table show the cumulative total return on the Common Stock of Bancorp over the last five years, compared with the cumulative total return of a broad stock market index, the Standard and Poor’s 500 Index (“S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of from $1 billion to $3 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2001, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2001, in the Common Stock and the securities included in the indexes.

	2001	2002	2003	2004	2005	2006
Sandy Spring Bancorp, Inc.	$100.0	$99.4	$117.8	$120.9	$110.0	$120.4
S&P 500 Index	$100.0	$77.9	$100.2	$111.1	$116.6	$135.0
Peer Group Index	$100.0	$131.5	$172.3	$190.7	$183.7	$198.4
The Peer Group index includes the twenty-four publicly-traded bank holding companies other than Bancorp headquartered in the states of Maryland, Virginia, Pennsylvania, New Jersey, and West Virginia (the Mid-Atlantic Region) with assets at December 31, 2005, of at least $1 billion and not more than $3 billion. The institutions included in this index are Burke & Herbert Bank & Trust Company, Cardinal Financial Company, City Holding Company, Center Bancorp, Inc., Citizen’s & Northern Corporation, First Community Bancshares, Inc., First Mariner Bancorp, First National Community Bancorp, Inc., First United Corporation, FNB Corporation, Interchange Financial Services Corporation, Lakeland Bancorp, Incorporated, Omega Financial Corp., Peapack-Gladstone Financial Corporation, Pennsylvania Commerce Bancorp, Inc., Royal Bancshares of Pennsylvania, Inc., Sterling Financial Corp., Summit Financial Group, Inc., TowneBank, Union Bankshares Corporation, Univest Corporation of Pennsylvania, Virginia Commerce Bancorp, Inc., Virginia Financial Group, Inc., and Yardville National Bancorp. Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.
Equity Compensation Plans
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2006, consisting only of the 1992 and 1999 stock option plan (each expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.
Equity Compensation Plan Information

			Number of securities
			remaining available
			for future
	Number of securities to be		issuance under equity
	issued upon exercise of		compensation plans
	outstanding options,	Weighted average exercise	excluding securities
	warrants	price of outstanding options,	reflected
	and rights	warrants and rights	in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,032,585	$33.77	1,459,426
Equity compensation plans not approved by security holders	0	0	0
Total	1,032,585	$33.77	1,459,426

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) achieved solid earnings for the year ended December 31, 2006. Net income for the year ended December 31, 2006, totaled $32.9 million ($2.20 per diluted share), as compared to $33.1 million ($2.24 per diluted share) for the prior year. These results reflect the following events:
•	A 7% increase in net interest income due primarily to continued growth in the loan portfolio, which was offset somewhat by a decrease in the net interest margin from 4.39% in 2005 to 4.26% in 2006.

•	A slight increase in the provision for loan and lease losses to $2.8 million in 2006 from $2.6 million in 2005 due mainly to growth in the loan portfolio.

•	An increase of 5% in noninterest income over the prior year due in large part to increased trust and investment management fees and higher insurance agency commissions, offset by a decrease in security gains.

•	An increase of 10% in noninterest expenses compared to the prior year due primarily to an increase in salaries and employee benefits reflecting the acquisitions of West Financial Services, Inc. and Neff & Associates, and an increase in marketing expenses as part of the Company’s strategic plan.
The Company maintained steady growth during 2006. Loan balances increased by 7% over the prior year with strong growth in the commercial loan portfolio which was somewhat offset by a decrease in the mortgage loan portfolio, reflecting a loan sale of $68.6 million in the second quarter of 2006. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 6% over 2005 despite an extremely competitive market for deposit gathering. This funding growth reflects the Company’s emphasis on the fundamentals of relationship banking.
Net interest income increased by $6.6 million, or 7%, due primarily to growth in the loan portfolio and higher loan yields which were offset, in part, by increased rates on interest bearing deposits and a decline in noninterest bearing deposits due to heightened competition for deposits in a flat yield curve environment. The net interest margin decreased from 4.39% for the year 2005 to 4.26% for the year 2006. Noninterest income increased by 5% to $38.9 million compared to the prior year. This increase was due primarily to an increase of $3.8 million in trust and investment management fees and an increase of $1.2 million in insurance agency commissions, partially offset by a decrease of $3.3 million in securities gains. Expressed as a percentage of net interest income and noninterest income, noninterest income totaled 29% of total revenue. Noninterest expenses grew by $7.9 million or 10% versus the prior year primarily due to an increase of $3.5 million in salaries and benefits resulting from the acquisitions of West Financial Services, Inc. and Neff & Associates in addition to a larger staff, an increase in marketing expenses of $1.4 million, and growth of $0.8 million in intangibles amortization as a result of the acquisitions mentioned above.
Comparing December 31, 2006 balances to December 31, 2005, total assets increased 6% to $2.6 billion. Total deposits grew 11% to $2.0 billion, while total loans and leases grew to $1.8 billion from $1.7 billion, a 7% increase. During the same period, stockholders’ equity increased to $237.8 million or 9% of total assets.
Asset quality, as measured by the following ratios, continued to be favorable. Non-performing assets represented 0.15% of total assets at year-end 2006, versus 0.06% at year-end 2005. The ratio of net charge-offs to average loans and leases was 0.01% in 2006, compared to 0.02% in 2005.
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
The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 84% of the total allowance at December 31, 2006.
The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 16% of the total allowance at December 31, 2006. The Company has historically had favorable credit quality. The actual occurrence and severity of losses involving risk rated credits can differ substantially from estimates, and some risk-rated credits may not be identified. A 10% increase or decrease in risk rated credits without specific allowances would have resulted in a corresponding increase or decrease of approximately $171,000 in the recommended allowance computed by the allowance methodology at December 31, 2006.

Table 1 – Consolidated Average Balances, Yields and Rates (1)
(Dollars in thousands and tax equivalent)

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases (2) Residential real estate(3)	$588,426	$36,723	6.24%	$550,129	$31,628	5.75%	$475,098	$25,106	5.28%
Consumer	344,316	23,172	6.73	323,534	17,856	5.52	279,338	12,847	4.60
Commercial loans and leases	855,960	66,657	7.79	671,327	46,151	6.87	537,773	34,088	6.34

Total loans and leases	1,788,702	126,552	7.08	1,544,990	95,635	6.19	1,292,209	72,041	5.58

Securities:
Taxable	310,740	14,710	4.73	309,769	12,875	4.16	588,436	23,000	3.91%
Nontaxable	248,610	17,220	6.93	294,113	19,996	6.80	318,465	21,516	6.76

Total securities	559,350	31,930	5.71	603,882	32,871	5.44	906,901	44,516	4.91
Interest-bearing deposits with banks	2,501	123	4.92	2,095	63	3.01	1,817	31	1.71
Federal funds sold	21,145	1,081	5.12	22,082	719	3.26	39,456	549	1.39

Total earning assets	$2,371,698	$159,686	6.73%	$2,173,049	$129,288	5.95%	$2,240,383	$117,137	5.23%
Less: allowances for loan and lease losses	(18,584)			(15,492)			(14,823)
Cash and due from banks	46,741			46,682			42,133
Premises and equipment, net	45,980			44,945			40,407
Other assets	117,838			102,877			98,218

Total assets	$2,563,673			$2,352,061			$2,406,318

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$226,699	$657	0.29%	$237,511	$640	0.27%	$232,652	$657	0.28%
Regular savings deposits	182,610	687	0.38	216,951	801	0.37	216,257	762	0.35
Money market savings deposits	409,578	12,655	3.09	376,090	6,268	1.67	369,046	2,469	0.67
Time deposits	631,712	25,335	4.01	498,774	13,773	2.76	439,729	9,171	2.09

Total interest-bearing deposits	1,450,599	39,334	2.71	1,329,326	21,482	1.62	1,257,684	13,059	1.04
Short-term borrowings	414,274	17,049	4.12	295,462	9,638	3.26	392,579	15,809	4.03
Long-term borrowings	36,977	2,304	6.23	60,075	2,862	4.76	144,179	5,900	4.09

Total interest-bearing liabilities	1,901,850	58,687	3.08	1,684,863	33,982	2.02	1,794,442	34,768	1.94

Net interest income and spread		$100,999	3.65%		$95,306	3.93%		$82,369	3.29%

Noninterest-bearing demand deposits	415,747			442,055			394,622
Other liabilities	16,716			21,001			19,698
Stockholders’ equity	229,360			204,142			197,556

Total liabilities and stockholders’ equity	$2,563,673			$2,352,061			$2,406,318

Interest income/ earning assets			6.73%			5.95%			5.23%
Interest expense/ earning assets			2.47			1.56			1.55

Net interest margin			4.26%			4.39%			3.68%

(1)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $6.2 million in 2006, $7.1 million in 2005, and $8.2 million in 2004.

(2)	Non-accrual loans are included in the average balances.

(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.
Net interest income for 2006 was $94.8 million, representing an increase of $6.6 million or 7% from 2005. Comparing 2005 to 2004 net interest income increased 19% to $88.2 million.
For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.
The tabular analysis of net interest income performance (entitled “Table 1 – Consolidated Average Balances, Yields and Rates”) shows a decrease in net interest margin for 2006 of 13 basis points, or 3% when compared to 2005. Comparing the years 2006 and 2005 shown in Table 1, average earning assets increased by 9%. Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes. The decrease in tax-equivalent net interest margin in 2006 resulted primarily from a decrease in the average balance of noninterest bearing deposits combined with a higher yield on interest bearing deposits in a flat yield curve environment. The increase in net interest income in 2005 resulted primarily from an increase in the average balance of higher-yielding loans and a decrease in average borrowings, offset in part by the effects of a decrease in the average balance of securities and an increase in rates on interest-bearing deposits. Tax-equivalent net interest income increased by 6% in 2006 (to $101.0 million in 2006 from $95.3 million in 2005) and increased 16% in 2005 (from $82.4 million in 2004). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has led to greater sophistication in margin management and heightened emphasis on noninterest revenues. During 2006, margin compression continued as a result of a flat yield curve environment and intense competition for deposits among banks and other providers of financial services. The Company is continuing its emphasis on producing consistent earnings results from its core loan, deposit and noninterest income businesses.
Table 2 – Effect of Volume and Rate Changes on Net Interest Income

		2006 vs. 2005			2005 vs. 2004
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans and leases	$30,916	$16,217	$14,699	$23,594	$15,087	$8,507
Securities	(941)	(2,495)	1,554	(11,645)	(17,278)	5,633
Other investments	423	(18)	441	202	(94)	296

Total interest income	30,398	13,704	16,694	12,151	(2,285)	14,436
Interest expense on funding of earning assets:
Interest-bearing demand deposits	17	(30)	47	(18)	14	(32)
Regular savings deposits	(114)	(129)	15	39	2	37
Money market savings deposits	6,387	603	5,784	3,799	48	3,751
Time deposits	11,562	4,287	7,275	4,602	1,348	3,254
Total borrowings	6,853	3,772	3,081	(9,209)	(6,639)	(2,570)

Total interest expense	24,705	8,503	16,202	(787)	(5,227)	4,440

Net interest income	$5,693	$5,201	$492	$12,938	$2,942	$9,996

*	Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.
Interest Income
The Company’s interest income increased by $31.3 million or 26% in 2006, compared to 2005, preceded by an increase of $13.2 million or 12% over 2004. On a tax-equivalent basis, the respective changes were an increase of 24% in 2006, and an increase of 10% in 2005. Table 2 shows that, in 2006, the positive effect of the significant increase in average earning asset yields exceeded the negative effect of the increase in average interest-bearing deposits.
During 2006, average loans and leases, yielding 7.08% versus 6.19% a year earlier, grew 16% to $1.8 billion, with increases in all major categories of loans. Average residential real estate loans rose 7% (attributable to both mortgage and construction lending), average consumer loans increased 6%, and average commercial loans and leases were higher by 28%. In 2006, average loans and leases comprised 75% of average earning assets, compared to ratios of 71% in 2005 and 58% in 2004. Average total securities, yielding 5.71% in 2006 versus 5.44% last year, declined 7% to $559.4 million. Non-taxable securities declined in 2006 by 15% compared to 2005. Average total securities comprised 24% of average earning assets in 2006, compared to 28% in 2005 and 40%

in 2004. These results were consistent with its strategic plan which calls for the Company to migrate an increasing share of its assets from investment securities to its commercial loan portfolio.
Interest Expense
Interest expense increased by 73% or $24.7 million in 2006, compared to 2005, primarily as a result of a 106 basis point rise in the average rate paid on deposits and borrowings (increasing to 3.08% from 2.02%).
Deposit and borrowing activity during 2006 was driven primarily by the flat yield curve rate environment which brought about an extremely competitive market for deposits as market interest rates increased throughout the year. High short-term rates were a primary factor in the decline in noninterest bearing deposits and the higher certificate of deposit rates necessary for the Company to maintain its market share of such deposits. This was accompanied by an increase in average rates in all categories of interest-bearing liabilities. Average borrowings grew $95.7 million or 27% compared to 2005.
In 2005, interest expense decreased due to a decline in the average rate paid on borrowings, due primarily to the payoff of $195.0 million of FHLB borrowings in December 2004.
Interest Rate Performance
Net interest margin decreased by 13 basis points in 2006, as compared to a decrease in net interest spread of 28 basis points. The difference between these two indicators of interest rate performance is attributable primarily to an increase in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During periods of rising interest rates, as in 2006, the relative benefit of interest-free, versus interest-bearing, funding sources on the net interest margin increases. Interest-free funding of average earning assets declined to 27.2% of average earning assets in 2006, compared to 29.7% in 2005, primarily as a result of a reduction in noninterest-bearing demand deposits, partially offset by an increase in stockholders’ equity. During 2006, the Company experienced a greater relative increase in the funding rate compared to the yield on earning assets, resulting in a decrease in the net interest margin and spread.
In 2005 versus 2004, a greater relative increase in the yield on earning assets compared to the funding rate resulted in an increase in the net interest margin and spread.
Noninterest Income
Total noninterest income was $38.9 million in 2006, a 5% or $2.0 million increase from 2005. The primary reasons for the increase in noninterest income for 2006, as compared to 2005 were a $3.8 million increase in trust and investment management fees, primarily due to the acquisition of West Financial Services late in 2005, and a $1.2 million increase in insurance agency commissions, partly due to the acquisition of the Neff & Associates in January 2006. In addition, the Company experienced increases in fees on sales of investment products (up $0.9 million), service charges on deposit accounts (up $0.2 million) and Visa check fees (up $0.2 million). These increases were partially offset by a decrease in securities gains (down $3.3 million), gains on sales of mortgage loans (down $0.8 million) and other noninterest income (down $0.3 million). Comparing 2005 to 2004, noninterest income increased $6.0 million or 19%. This increase was largely due to a rise in security gains and trust and investment management fees. The Company also saw an increase in insurance agency commissions and gains on sales of mortgage loans.
There were virtually no securities gains in 2006, a decrease from $3.3 million for 2005. Net securities gains of $0.6 million were recorded in 2004. During 2005, sales of available-for-sale securities generated $4.0 million in gains and $0.7 million in losses.
Trust and investment management fee income amounted to $8.8 million in 2006, an increase of $3.8 million or 75% over 2005, reflecting increased assets under management and the acquisition of West Financial Services in the fourth quarter of 2005. During 2006, investment management fees in West Financial Services increased to $4.1 million, an increase of $3.2 million over 2005. Trust services fees increased to $4.7 million, an increase of $0.5 million or 12% over the prior year due mainly to a 13% increase in assets under management. Revenues of $5.0 million for 2005 represented an increase of $1.7 million or 49% over 2004. This increase was aided by strong sales combined with higher estate and trust settlement administration fees.
Insurance agency commissions increased by $1.2 million or 22% in 2006 compared to 2005 after an increase of $1.2 million or 28% over 2004. The increase in 2006 was due to the acquisition of Neff & Associates in January 2006 together with higher commissions on commercial lines.
Gains on mortgage sales decreased by 21% or $0.8 million in 2006 compared to 2005, after an increase of 14% in 2005 compared to 2004. The Company achieved gains of $3.0 million on sales of $296.9 million in 2006 compared to gains of $3.8 million on sales of $326.0 million in 2005 and gains of $3.3 million on sales of $273.2 million in 2004.

Income from bank owned life insurance remained virtually unchanged from 2005 to 2006 as well as from 2004 to 2005. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $60.0 million at December 31, 2006 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 6.63% for the year ended December 31, 2006.
Fees on sales of investment products grew by $0.9 million or 40% in 2006, compared to 2005, reflecting the emphasis on sales of mutual funds that pay trailer fees, thus providing an annuitized stream of revenue, instead of one-time fees payable at the time of sale. Fees on sales of investment products decreased by $0.4 million or 15% in 2005, compared to 2004, as a result of decreases in fees from sales of mutual funds and variable rate annuities.
Noninterest Expenses
Noninterest expenses increased $7.9 million or 10% in 2006, compared to 2005. The increase in expenses in 2006 was primarily due to an increase in salaries and employee benefits. Comparing 2005 to 2004, noninterest expenses decreased $15.3 million or 17% due to expenses of $18.4 million for the early payoff of FHLB advances and an impairment charge to reduce the carrying value of goodwill for the Company’s leasing subsidiary of $1.3 million both of which occurred in 2004.
Salaries and employee benefits, the largest component of noninterest expenses, increased $3.5 million or 7% in 2006, primarily due to increased salaries. The increase in salary expense of $3.3 million or 9% was due to the acquisition of West Financial Services in the fourth quarter of 2005 and Neff & Associates in January 2006 as well as a larger staff. Salaries and employee benefits increased $5.5 million in 2005 due to an increase in incentive compensation accruals in 2005 and increased $3.6 million in 2004. The increase in compensation and benefit costs for 2004 resulted from a larger staff, merit increases, and employment severance payments in the fourth quarter of 2004. Average full-time equivalent employees reached 626 in 2006, representing an increase of 6% from 591 in 2005, which was 2% above the 581 full-time equivalent employees in 2004.
In 2006, occupancy expense increased 5% or $0.4 million. This increase was due to the opening of two new branches in 2006. The rate of increase was 11% or $0.8 million in 2005 over 2004, primarily due to the opening of two new branches in 2005 and a full year of operation in our Columbia office building. Marketing expense increased by $1.4 million or 111% in 2006 following a decrease of $0.5 million or 29% in 2005. The increase was part of the Company’s strategic plan to increase brand awareness within the markets that the Company’s serves.
Other noninterest expenses of $11.9 million was $1.5 million or 14% above the $10.4 million recorded for 2005. The most significant increases occurred in consulting and professional fees, which increased $0.3 million.
The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately three years at December 31, 2006. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.
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
In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude the goodwill impairment loss in 2004, the amortization of intangibles, and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and traditional based efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios, GAAP based and traditional, increased in 2006. This increase was mainly the result of the rise in noninterest expenses in 2006 over 2005 coupled with the decrease in the net interest margin from 4.39% in 2005 to 4.26% in 2006.
Table 3 – GAAP based and traditional efficiency ratios

(Dollars in thousands)	2006	2005	2004	2003	2002

Noninterest expenses – GAAP based	$85,096	$77,194	$92,474	$67,040	$63,843
Net interest income plus noninterest income – GAAP based	133,651	125,087	105,162	108,585	108,220

Efficiency ratio – GAAP based	63.67%	61.71%	87.93%	61.74%	58.99%

Noninterest expenses – GAAP based	$85,096	$77,194	$92,474	$67,040	$63,843
Less non-GAAP adjustments:
Amortization of intangible assets	2,967	2,198	1,950	2,480	2,659
Goodwill impairment loss	0	0	1,265	0	0
FHLB prepayment penalties	0	0	18,363	0	0

Noninterest expenses – traditional ratio	$82,129	$74,996	$70,896	$64,560	$61,184

Net interest income plus noninterest income – GAAP based	133,651	125,087	105,162	108,585	108,220
Plus non-GAAP adjustment:
Tax-equivalency	6,243	7,128	8,156	8,237	6,920
Less non-GAAP adjustments:
Securities gains	1	3,262	540	996	2,016
Income from early termination of a sublease	0	0	0	1,077	0
Net interest income plus noninterest Income – traditional ratio	$139,893	$128,953	$112,778	$114,749	$113,124

Efficiency ratio – traditional	58.71%	58.16%	62.86%	56.26%	54.09%

Provision for Income Taxes
The Company had an income tax expense of $12.9 million in 2006, compared with an income tax expense of $12.2 million in 2005 and an income tax benefit of $1.7 million in 2004. The resulting effective tax rates were 28% for 2006, 27% for 2005, and (13%) for 2004. The negative effective tax rate for 2004 was mainly the result of the lower level of net income before taxes which, when reduced by the interest income from tax-exempt securities and tax-exempt income from bank owned life insurance, resulted in a net loss for tax purposes.
Balance Sheet Analysis
The Company’s total assets increased $150.8 million to $2.6 billion at December 31, 2006. Earning assets increased $139.9 million to $2.4 billion at December 31, 2006.
Loans and Leases
Residential real estate loans, comprised of residential construction and permanent residential mortgage loans decreased $26.5 million, or 5%, during 2006 to $542.3 million at December 31, 2006, primarily due to the sale of $68.6 million in loans during the second quarter of 2006. This sale was due to management’s decision to sell lower-yielding residential mortgage loans to fund commercial loan growth. Residential construction loans, a specialty of the Company for many years, declined to $151.4 million in 2006, a decrease of $4.0 million or 3%, reflecting the slowing of the home construction industry. Permanent residential mortgages, most of which are 1-4 family, decreased by $22.5 million or 5%, to $390.9 million, due to the loan sale mentioned above.
Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. The Company’s long-standing community roots and extensive experience in this market segment make it a natural growth area, while building and expanding such banking relationships are natural results of the Company’s increased emphasis on client relationship management.
Consistent with this strategy, the Company has targeted growth in the commercial loan portfolio as a central tenet of its long-term strategic plan. This involves a planned migration of assets from the investment portfolio to the commercial loan portfolio and emphasis on growth in related deposit accounts and other services such as investment management and insurance services.

Commercial loans and leases increased by $138.1 million or 18% during 2006, to $918.5 million at December 31, 2006. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans. The increase in commercial lending was due in large part to adoption of a strategic focus that places a high priority on commercial lending. This strategy has involved not only recruitment and training of experienced commercial lending officers, but also a restructuring of the loan approval process to enable the Company to respond quickly as client needs arise.
In general, the Company’s commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages rose $93.7 million or 23% during 2006, to $509.7 million at year-end. Commercial construction credits grew $13.8 million or 8% during the year, to $192.5 million at December 31, 2006. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers. Other commercial loans increased $20.1 million or 12% during 2006 to $182.2 million at year-end.
The Company’ equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $55 thousand, with individual leases generally not exceeding $500 thousand. The Company’s equipment leasing business saw significant growth during 2006. As a result, the leasing portfolio grew $10.4 million or 44% in 2006, to $34.1 million at year-end.
Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines of credit. The consumer loan portfolio increased 3% or $9.6 million in 2006, to $344.8 million at December 31, 2006. This growth was driven largely by an increase of $28.8 million or 59% in home equity loans during 2006 to $77.6 million at year-end. This increase was primarily a result of the Company’s strategy to place more emphasis on this product as part of a multi-product client relationship.
Table 4 – Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2006	2005	2004	2003	2002

Residential real estate:
Residential mortgages	$390,852	$413,324	$371,924	$331,129	$281,088
Residential construction	151,399	155,379	137,880	88,500	73,585
Commercial loans and leases:
Commercial real estate	509,726	415,983	386,911	323,099	292,257
Commercial construction	192,547	178,764	88,974	51,518	59,447
Leases	34,079	23,644	15,618	16,031	22,621
Other commercial	182,159	162,036	135,116	100,290	101,689
Consumer	344,817	335,249	309,102	242,861	233,166

Total loans and leases	$1,805,579	$1,684,379	$1,445,525	$1,153,428	$1,063,853

Table 5 – Loan Maturities and Interest Rate Sensitivity

	At December 31, 2006
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total

Residential construction loans	$86,020	$65,379	$0	$151,399
Commercial construction loans	192,547	0	0	192,547
Commercial loans not secured by real estate	116,732	59,422	6,005	182,159

Total	$395,299	$124,801	$6,005	$526,105

Rate Terms:
Fixed	$24,247	$53,756	$6,005	$84,008
Variable or adjustable	371,052	71,045	0	442,097

Total	$395,299	$124,801	$6,005	$526,105

Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 5% or $26.5 million to $540.9 million at December 31, 2006, from $567.4 million at December 31, 2005. The investment portfolio declined due to the maturity of securities, which provided liquidity needed to fund loan growth in 2006.

The portfolio will be restructured to further reduce duration and interest rate risk by reducing the heavy concentration in municipal bonds and by restructuring the large amount of pledged agency securities into shorter duration agencies or MBS, whichever exhibits higher yields at a value price. These strategies will be executed with consideration given to interest rate trends and the structure of the yield curve with constant due diligence of economic projections and analysis.
Table 6 – Analysis of Securities
The composition of securities at December 31 for each of the latest three years was:

(In thousands)	2006	2005	2004

Available-for-Sale: (1)
U.S. Treasury	$597	$594	$0
U.S. Agency	243,089	242,339	251,601
State and municipal	2,390	2,414	52,172
Mortgage-backed (2)	1,577	1,721	12,588
Corporate debt	0	0	4,855
Trust preferred	8,992	9,303	22,722
Marketable equity securities	200	200	2,965

Total	256,845	256,571	346,903
Held-to-Maturity and Other Equity
U.S. Agency	34,408	34,398	34,382
State and municipal	232,936	261,250	270,911
Other equity securities	16,719	15,213	13,912

Total	284,063	310,861	319,205

Total securities (3)	$540,908	$567,432	$666,108

(1)	At estimated fair value.

(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2006, 2005 or 2004.
Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2006 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.
Table 7 – Maturity Table for Debt Securities at December 31, 2006

	Years to Maturity
	Within		Over 1		Over 5		Over
	1		Through 5		Through 10		10
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities
Available-for-Sale(1)
U.S. Treasury	$600	3.66%	$0	0.00%	$0	0.00%	$0	0.00%	$600	3.66%
U. S. Agency	233,414	4.56	11,274	3.08	0	0.00	0	0.00	244,688	4.50
State and municipal (2)	954	7.68	1,099	7.59	250	8.75	0	0.00	2,303	7.75
Mortgage-backed	21	8.22	758	7.86	101	8.46	653	7.87	1,533	7.91
Corporate debt	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00
Trust preferred	1,800	9.32	6,085	9.29	0	0	0	0	7,885	9.29

Total	$236,789	4.61%	$19,216	5.49%	$351	8.67%	$653	7.87%	$257,009	4.69%

Debt Securities
Held-to-Maturity
U. S. Agency	$34,408	4.76%	$0	0.00%	$0	0.00%	$0	0.00%	$34,408	4.76%
State and municipal	42,392	6.94	146,014	6.97	38,234	6.96	6,296	7.29	232,936	6.97

Total	$76,800	5.96%	$146,014	6.97%	$38,234	6.96%	$6,296	7.29%	$267,344	6.69%

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.
Other Earning Assets
Residential mortgage loans held for sale increased $0.2 million to $10.6 million as of December 31, 2006 from $10.4 million as of December 31, 2005. Originations and sales of these loans and the resulting gains on sales decreased during 2006 due to a continued rise in short-term interest rates throughout the year. Although the balance in loans held for sale increased slightly at December 31, 2006 compared to 2005, the average balance for 2006 was $10.8 million, down $7.3 million or 40% over 2005 reflecting decreased mortgage loan volume that resulted in a decrease in gains on the sale of these loans.
The aggregate of federal funds sold and interest-bearing deposits with banks increased $45.1 million to $52.0 million in 2006.
Bank owned life insurance increased $2.4 million or 4% to $60.0 million as of December 31, 2006 due to the increase in cash surrender value of the underlying policies.
Deposits and Borrowings
Total deposits were $2.0 billion at December 31, 2006, increasing $191.0 million or 11% from $1.8 billion at December 31, 2005. Average balances of deposits grew 5% over 2005. Year-end balances in 2006 were less than 2005 for noninterest-bearing demand deposits, down $44.6 million or 10%, with decreases recorded for both personal and business accounts. For the same period, interest-bearing deposits grew $235.6 million or 17%, attributable in large part to an increase in certificates of deposit, which increased by 27% (up $147.1 million) and money market savings, which increased 40% (up $148.6 million). These large increases were offset by a reduction in regular savings of 23% (down $48.5 million) and demand deposits of 5% (down $11.6 million). The overall growth in deposits was due mainly to the implementation by the Company in the third quarter of 2006 of a new sweep account product for commercial clients, in which overnight funds are swept into a money market deposit account. This provides customers with a higher yield compared to overnight repurchase agreements. At December 31, 2006, $128.7 million of repurchase account balances had moved to this new product. When deposits are combined with short-term borrowings from core customers, such growth in customer funding sources totaled 6% over the prior year. The decrease in short-term borrowings at December 31, 2006 was due in part to the new sweep account product described above.
Total borrowings decreased by $65.8 million or 16% during 2006, to $351.5 million at December 31, 2006, primarily as the result of increased deposits as mentioned above.
Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2006, total stockholders’ equity increased 9% or $19.9 million to $237.8 million at December 31, 2006, from $217.9 million at December 31, 2005. Internal capital generation (net income less dividends), which totaled $19.8 million, was responsible for most of this increase in total stockholders’ equity.
Stockholders’ equity was negatively affected by a decline of $3.4 million in accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities after tax effects and an adjustment for the implementation of FAS 158) from ($0.6 million) at December 31, 2005 to ($4.0 million) at December 31, 2006. This change resulted from a required adjustment that increased the accumulated other comprehensive loss related to the accounting change for pension benefits that was partially offset with an increase in the value of available-for-sale securities in 2006.
External capital formation, resulting from exercises of stock options and from stock issuances under the employee and director stock purchase plans totaled $1.5 million during 2006. Share repurchases amounted to $0.8 million over the same period, for a net increase in stockholders’ equity from these sources of $0.7 million. The ratio of average equity to average assets was 8.95% for 2006, as compared to 8.68% for 2005 and 8.21% for 2004.
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2006, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 13.62%, a Tier 1 risk-based capital ratio of 12.64%, and a leverage ratio of 9.81%. Tier 1 capital of $253.7 million and total qualifying capital of $273.1 million each included $35.0 million in trust preferred securities as permitted under Federal Reserve Guidelines (see “Note 11—Long-term Borrowings” of the Notes to the Consolidated Financial Statements). Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2006, the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act and still would have been considered “well-capitalized” if the trust preferred securities had been excluded from regulatory capital. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 22—Regulatory Matters” of the Notes to the Consolidated Financial Statements.
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
The allowance is increased by provisions for loan and lease losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. Provisions amounted to $2.8 million in 2006 and $2.6 million in 2005. There was no such provision in 2004. Net charge-offs of $0.2 million, $0.4 million and $0.2 million, were recorded in 2006, 2005 and 2004, respectively. The ratio of net charge-offs to average loans and leases was 0.01% in 2006 and 0.02% in 2005 and 2004. At December 31, 2006, the allowance for loan and lease losses was $19.5 million, or 1.08% of total loans and leases, versus $16.9 million, or 1.00% of total loans and leases, at December 31, 2005.
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
Table 8 – Allowance for Loan and Lease Losses

	December 31,
	2006		2005		2004		2003		2002
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		and		and		and		and		and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases

Amount applicable to:
Residential real estate:
Residential mortgages	$2,411	22%	$2,896	24%	$2,571	26%	$2,733	29%	$2,338	26%
Residential construction	1,616	8	1,754	9	1,520	10	681	8	937	7

Total	4,027	30	4,650	33	4,091	36	3,414	37	3,275	33
Commercial loans and leases:
Commercial real estate	5,461	28	4,119	25	4,722	27	5,437	25	3,637	24
Commercial construction	2,197	11	2,152	11	834	6	553	4	1,966	5
Other commercial	4,857	10	2,587	10	1,918	9	2,338	12	2,191	14

Subtotal	12,515	49	8,858	46	7,474	42	8,328	41	7,794	43
Leases	364	2	298	1	128	1	283	1	566	2

Total	12,879	51	9,156	47	7,602	43	8,611	42	8,360	45
Consumer	2,586	19	3,080	20	2,961	21	2,029	21	2,912	22
Unallocated	0		0		0		826		489

Total allowance	$19,492		$16,886		$14,654		$14,880		$15,036

During 2006, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2006, when measured against the total allowance, was 0%, as it was in 2005. The total allowance at December 31, 2006, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.
The allowance increased by $2.6 million or 15% during 2006, which was the amount of the provision for 2006 less the net charge-offs for the year. The required allowance for commercial real estate and other commercial loans increased by $3.6 million, reflective of the significant growth in loan balances as a result of the Company’s emphasis on commercial lending. The required allowance for consumer and residential loans decreased $1.1 million during the year, mainly due to a minimal level of delinquencies.
At December 31, 2006, total non-performing loans and leases were $3.7 million, or 0.21% of total loans and leases, compared to $1.4 million, or 0.08% of total loans and leases, at December 31, 2005. The increase in non-performing loans is primarily the result of four commercial loans totaling $2.3 million. The Company estimates a maximum potential loss of $0.4 million on these four loans. The balances of such loans are either SBA guaranteed or are well secured by collateral. As shown in Table 10, although the ratio of non-performing loans and leases to total loans and leases increased in 2006, the ratio has been much lower than it was in 2002 and 2003. The allowance represented 522% of non-performing loans and leases at December 31, 2006, versus coverage of 1,210% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $0.2 million at December 31, 2006 and was $0 at December 31, 2005.
The balance of impaired loans was $0.3 million at December 31, 2006, with reserves of $0.1 million against those loans, compared to $0.4 million at December 31, 2005, with reserves of $31 thousand.
The Company’s borrowers are concentrated in six counties of the State of Maryland. Commercial and residential mortgages, including home equity loans and lines, represented 65% of total loans and leases at December 31, 2006, compared to 64% at December 31, 2005. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.
Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At December 31, 2006, the Company had a total of $41.6 million in residential real estate loans and $2.1 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. Commercial loans, with an LTV greater than 75% to 85%, depending on the type of loan, totaled $28.3 million at December 31, 2006. The Company had interest-only loans totaling $69.1 million in its loan portfolio at December 31, 2006. In addition, virtually all of the Company’s equity lines of credit, $193.9 million at December 31, 2006, which were included in the consumer loan portfolio, were made on an interest-only basis. The aggregate of all loans with these terms was $335.0 million at December 31, 2006, which represented 19% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.

Table 9 – Summary of Loan and Lease Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Balance of loan and lease loss allowance, January 1,	$16,886	$14,654	$14,880	$15,036	$12,653
Provision for loan and lease losses	2,795	2,600	0	0	2,865
Loan and lease charge-offs:
Residential real estate	0	0	(109)	(148)	(165)
Commercial loans and leases	(230)	(491)	(173)	(122)	(467)
Consumer	(85)	(44)	(214)	(87)	(158)

Total charge-offs	(315)	(535)	(496)	(357)	(790)
Loan and lease recoveries:
Residential real estate	0	64	54	126	0
Commercial loans and leases	89	89	169	63	284
Consumer	37	14	47	12	24

Total recoveries	126	167	270	201	308

Net charge-offs	(189)	(368)	(226)	(156)	(482)

Balance of loan and lease allowance, December 31	$19,492	$16,886	$14,654	$14,880	$15,036

Net charge-offs to average loans and leases	0.01%	0.02%	0.02%	0.01%	0.05%
Allowance to total loans and leases	1.08%	1.00%	1.01%	1.29%	1.41%
Table 10 – Analysis of Credit Risk

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans and leases (1)	$1,910	$437	$746	$522	$588
Loans and leases 90 days past due	1,823	958	1,043	2,333	2,157
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases (2)	3,733	1,395	1,789	2,855	2,745
Other real estate owned, net	182	0	0	77	0

Total non-performing assets	$3,915	$1,395	$1,789	$2,932	$2,745

Non-performing loans and leases to total loans and leases	0.21%	0.08%	0.12%	0.25%	0.26%
Allowance for loan and lease losses to non-performing loans and leases	522%	1,210%	819%	521%	548%
Non-performing assets to total assets	0.15%	0.06%	0.08%	0.13%	0.12%

(1)	Gross interest income that would have been recorded in 2006 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $0.1 million, while interest actually recorded on such loans was $0. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $10.1 million at December 31, 2006. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.
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
Table 11 — Estimated Changes in Net Interest Income

CHANGE IN
INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	25%	20%	17.5%	12.5%	12.5%	17.5%	20%	25%
December 2006	-13.67	-10.94	-7.68	-3.12	0.37	-2.27	-5.37	-9.87
December 2005	-0.73	-1.74	-2.04	-0.57	-1.70	-5.79	-12.24	-22.51
As shown above, measures of net interest income at risk increased from December 31, 2005 in the +100bp through +400bp interest rate shock levels and decreased in the -100bp through -400bp interest rate shock levels. All measures remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the +400 bp level, with a measure of –13.67%. This is also within our prescribed policy limit of 25%. The sensitivity of net interest income indicated by this analysis is consistent with management’s decision to position the balance sheet in anticipation of the rising interest rate cycle coming to a close in the near future.
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

Table 12 — Estimated Changes in Economic Value of Equity (EVE)

CHANGE IN
INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	40%	30%	22.5%	10%	12.5%	22.5%	30%	40%
December 2006	-17.78	-13.07	-7.18	-1.67	-6.09	-14.95	-24.51	-35.53
December 2005	-10.85	-7.49	-4.37	-1.24	-0.74	-5.59	-12.31	-20.01
Measures of the economic value of equity (EVE) at risk increased over year-end 2005 in all interest rate shock levels. Short-term FHLB advances with optionality as well as decreases in noninterest bearing deposit balances were key contributors to the increased risk position. The economic value of equity exposure at +200 bp is now –7.18% compared to –4.37% at year-end 2005, and is well within the policy limit of 22.5%, as are measures at all other shock levels.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company’s liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2006. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total earning assets at December 31, 2006. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.
Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to one hundred eighty (180) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2006, show short-term investments exceeding short-term borrowings by $72.5 million over the subsequent 180 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.
The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $779.1 million with the Federal Home Loan Bank of Atlanta, of which $543.9 million was available for borrowing based on pledged collateral, with $217.2 million borrowed against it as of December 31, 2006. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $156.6 million at December 31, 2006, against which there were no outstanding borrowings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2006.
The Company’s time deposits of $100 thousand or more represented 14.07% of total deposits at December 31, 2006, and are shown by maturity in the table below.

	Months to Maturity

	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	TOTAL

Time deposits—$100 thousand or more	$56,496	$104,900	$85,461	$33,772	$280,629
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
Off-Balance Sheet Arrangements
With the exception of Bancorp’s obligations in connection with its Trust Preferred Securities, irrevocable letters of credit, and loan commitments, Bancorp has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The Trust Preferred Securities were issued by Sandy

Spring Capital Trust II (the “Trust”), a subsidiary of Bancorp created for the purpose of issuing the Trust Preferred Securities and purchasing Bancorp’s junior subordinated debentures, which are its sole assets. These long-term borrowings bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. Bancorp owns all of the Trust’s outstanding securities. Bancorp and the Trust believe that, taken together, Bancorp’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the Trust Preferred Securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations under the preferred. For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk” and “Note 11-Long-term Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.
Contractual Obligations
The Company enters into contractual obligations in the normal course of business. Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, a long term contract with a data processing provider and purchase contracts related to construction of new branch offices. Payments required under these obligations, are set forth in the table below as of December 31, 2006.

	Payment Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$1,808	$0	$0	$0	$1,808
Operating Lease obligations	31,008	3,760	7,397	7,133	12,718
Purchase obligations (1)	116,460	110,928	5,532	0	0

Total	$149,276	$114,688	$12,929	$7,133	$14,526

(1)	Represents payments required under contract, based on average monthly charges for 2006 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September 2009. In addition, includes estimated cost of approximately $63.7 million for the acquisition of Potomac Bank of Virginia, a bank located in Fairfax, Virginia. Such purchase was completed in February, 2007. Also includes estimated cost of approximately $44.2 million for the acquisition of CN Bancorp, Inc. and its wholly-owned subsidiary, County National Bank, located in Pasadena, Maryland. Such purchase is expected to be completed in the second quarter of 2007.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
The attestation report by the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP, on management’s assessment of internal control over financial reporting begins on the following page.
Fourth Quarter 2006 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sandy Spring Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Sandy Spring Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sandy Spring Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, Sandy Spring Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of Sandy Spring Bancorp, Inc. and Subsidiaries and our report dated March 5, 2007 expressed an unqualified opinion.
/s/ McGladrey and Pullen, LLP
Frederick, Maryland
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.
Olney, Maryland 20832
We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 Sandy Spring Bancorp, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting and an unqualified opinion on the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting.
/s/ McGladrey and Pullen, LLP
Frederick, Maryland
March 5, 2007

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2006	2005

Assets
Cash and due from banks	$54,945	$47,294
Federal funds sold	48,978	6,149

Cash and cash equivalents	103,923	53,443

Interest-bearing deposits with banks	2,974	751
Residential mortgage loans held for sale	10,595	10,439
Investments available for sale (at fair value)	256,845	256,571
Investments held to maturity — fair value of $273,206 (2006) and $302,967 (2005)	267,344	295,648
Other equity securities	16,719	15,213

Total loans and leases	1,805,579	1,684,379
Less: allowance for loan and lease losses	(19,492)	(16,886)

Net loans and leases	1,786,087	1,667,493

Premises and equipment, net	47,756	45,385
Accrued interest receivable	15,200	13,144
Goodwill	12,494	12,042
Other intangible assets, net	10,653	12,218
Other assets	79,867	77,269

Total assets	$2,610,457	$2,459,616

Liabilities
Noninterest-bearing deposits	$394,662	$439,277
Interest-bearing deposits	1,599,561	1,363,933

Total deposits	1,994,223	1,803,210

Short-term borrowings	314,732	380,220
Other long-term borrowings	1,808	2,158
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	26,917	21,145

Total liabilities	2,372,680	2,241,733

Commitments and contingencies (Notes 2, 7, 10, 11, 18 and 19)

Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 14,826,805 (2006) and 14,793,987 (2005)	14,827	14,794
Additional paid in capital	27,869	26,599
Retained earnings	199,102	177,084
Accumulated other comprehensive income (loss)	(4,021)	(594)

Total stockholders’ equity	237,777	217,883

Total liabilities and stockholders’ equity	$2,610,457	$2,459,616

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Interest income:
Interest and fees on loans and leases	$125,813	$94,562	$71,336
Interest on loans held for sale	739	1,073	705
Interest on deposits with banks	123	63	31
Interest and dividends on securities:
Taxable	14,132	12,327	21,927
Exempt from federal income taxes	11,555	13,416	14,433
Interest on federal funds sold	1,081	719	549

Total interest income	153,443	122,160	108,981
Interest expense:
Interest on deposits	39,334	21,482	13,059
Interest on short-term borrowings	17,049	9,638	15,809
Interest on long-term borrowings	2,304	2,862	5,900

Total interest expense	58,687	33,982	34,768

Net interest income	94,756	88,178	74,213
Provision for loan and lease losses	2,795	2,600	0

Net interest income after provision for loan and lease losses	91,961	85,578	74,213
Noninterest income:
Securities gains	1	3,262	540
Service charges on deposit accounts	7,903	7,688	7,481
Gains on sales of mortgage loans	2,978	3,757	3,283
Fees on sales of investment products	2,960	2,109	2,472
Trust and investment management fees	8,762	5,006	3,352
Insurance agency commissions	6,477	5,309	4,135
Income from bank owned life insurance	2,350	2,259	2,247
Visa check fees	2,381	2,167	1,956
Other income	5,083	5,352	5,483

Total noninterest income	38,895	36,909	30,949
Noninterest expenses:
Salaries and employee benefits	50,518	47,013	41,534
Occupancy expense of premises	8,493	8,053	7,229
Equipment expenses	5,476	5,410	5,428
Marketing	2,583	1,225	1,717
Outside data services	3,203	2,940	2,906
Goodwill impairment loss	0	0	1,265
Amortization of intangible assets	2,967	2,198	1,950
Debt retirement expense	0	0	18,363
Other expenses	11,856	10,355	12,082

Total noninterest expenses	85,096	77,194	92,474

Income before income taxes	45,760	45,293	12,688
Income tax expense (benefit)	12,889	12,195	(1,679)

Net income	$32,871	$33,098	$14,367

Basic net income per share	$2.22	$2.26	$0.99
Diluted net income per share	$2.20	$2.24	$0.98
Dividends declared per share	$0.88	$0.84	$0.78
See Notes to Consolidated Financials Statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$32,871	$33,098	$14,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,859	6,836	9,017
Provision for loan and lease losses	2,795	2,600	0
Stock option expense	624	0	0
Deferred income taxes (benefits)	(986)	(2,755)	922
Origination of loans held for sale	(294,027)	(316,494)	(273,916)
Proceeds from sales of loans held for sale	296,916	326,022	273,197
Gains on sales of loans	(2,978)	(3,757)	(3,283)
Securities gains	(1)	(3,262)	(540)
Gains on sales of premises and equipment	0	(21)	0
Net (increase) decrease in accrued interest receivable	(2,056)	(1,470)	1,987
Net (increase) decrease in other assets	(3,913)	854	(8,749)
Net increase (decrease) in accrued interest payable and other liabilities	5,485	(354)	4,840
Other-net	(530)	1,078	2,051

Net cash provided by operating activities	43,059	42,375	19,893
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	(2,223)	(141)	114
Purchases of investments held to maturity	0	0	(26,728)
Purchases of other equity securities	(1,506)	(1,301)	(5,327)
Proceeds from redemptions of other equity securities	0	0	12,526
Purchases of investments available for sale	(94,984)	(107,244)	(418,406)
Proceeds from sales of investments available for sale	0	124,311	412,541
Proceeds from maturities, calls and principal payments of investments held to maturity	27,936	9,137	58,710
Proceeds from maturities, calls and principal payments of investments available for sale	95,396	70,978	291,190
Purchases of bank owned life insurance	0	0	(1,700)
Proceeds from sales of other real estate owned	0	108	153
Net increase in loans and leases receivable	(187,389)	(238,927)	(292,097)
Purchase of loans and leases	(2,148)	0	0
Proceeds from sale of loans and leases	68,087	0	0
Acquisition of business activity, net	(1,900)	(890)	(1,127)
Expenditures for premises and equipment	(6,674)	(8,442)	(9,106)

Net cash provided by (used in) investing activities	(105,405)	(152,411)	20,743
Cash flows from financing activities:
Net increase in deposits	191,013	70,709	170,671
Net (decrease) increase in short-term borrowings	(65,838)	80,843	(181,846)
Repayments of long-term borrowings	0	(25,000)	(20,000)
Common stock purchased and retired	(866)	(1,437)	(1,525)
Proceeds from issuance of common stock	1,424	1,498	3,524
Tax benefit from stock options exercised	121	0	0
Dividends paid	(13,028)	(12,329)	(11,332)

Net cash provided by (used in) by financing activities	112,826	114,284	(40,508)

Net increase in cash and cash equivalents	50,480	4,248	128
Cash and cash equivalents at beginning of year	53,443	49,195	49,067

Cash and cash equivalents at end of year	$103,923	$53,443	$49,195

Supplemental Disclosures:
Interest payments	$57,535	$33,638	$35,556
Income tax payments	10,400	13,070	4,458
Non-cash Investing and Financing Activities:
Transfers from loans to other real estate owned	$182	$73	$0
Reclassification of borrowings from long-term to short-term	350	67,450	550
Details of acquisition:
Fair value of assets acquired	$297	$939	$24
Fair value of liabilities assumed	(287)	(1,275)	(124)
Stock issued for acquisition	0	(5,043)	(100)
Purchase price in excess of net assets acquired	1,890	6,269	1,327

Net cash paid for acquisition	$1,900	$890	$1,127

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated Other	Total
	Common	Additional Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

Balances at December 31, 2003	$14,496	$18,970	$153,280	$6,703	$193,449
Comprehensive Income:
Net income			14,367		14,367
Other comprehensive income (loss), net of tax effects of $2,571 (unrealized losses on securities of $6,117, adjusted for a reclassification adjustment for gains of $540)				(4,086)	(4,086)

Total comprehensive income					10,281
Cash dividends-$0.78 per share					(11,332)
Stock repurchases-48,251 shares	(48)	(1,477)	(11,332)		(1,525)
Common stock issued pursuant to:
Stock option plan-161,133 shares	161	3,399			3,560
Employee stock purchase plan-18,896 shares	19	591			610
Director Stock Purchase Plan-1,120 shares	1	39			40

Balances at December 31, 2004	14,629	21,522	156,315	2,617	195,083
Comprehensive Income:
Net income			33,098		33,098
Other comprehensive income (loss), net of tax effects of $2,044 (unrealized losses on securities of $1,995, adjusted for a reclassification adjustment for gains of $3,260)				(3,211)	(3,211)

Total comprehensive income					29,887
Cash dividends-$0.84 per share			(12,329)		(12,329)
Stock repurchases-45,500 shares	(46)	(1,391)			(1,437)
Common stock issued pursuant to:
Stock option plan-42,478 shares	42	950			992
Employee stock purchase plan-21,272 shares	21	567			588
Director Stock Purchase Plan-1,693 shares	2	54			56
Acquisition of West Financial Services, Inc.
145,534 shares	146	4,897			5,043

Balances at December 31, 2005, as previously reported	14,794	26,599	177,084	(594)	217,883
Adjustment to reflect adoption of SAB 108 effective January 1, 2006			2,175		2,175

Balance as of January 1, 2006 following adoption of SAB 108	14,794	26,599	179,259	(594)	220,058
Comprehensive Income:
Net income			32,871		32,871
Other comprehensive income (loss), net of tax effects of $245 (unrealized gains on securities of $619, adjusted for a reclassification adjustment for gains of $1)				375	375

Total comprehensive income					33,246
Cash dividends-$0.88 per share			(13,028)		(13,028)
Stock compensation expense	0	624			624
Stock repurchases-25,000 shares	(25)	(841)			(866)
Common stock issued pursuant to:
Stock option plan-35,998 shares	36	824			860
Employee stock purchase plan-19,439 shares	19	582			601
Director Stock Purchase Plan-2,381 shares	3	81			84
Adjustment to initially apply FASB Statement No. 158, net of tax effects of $2,487				(3,802)	(3,802)

Balances at December 31, 2006	$14,827	$27,869	$199,102	$(4,021)	$237,777

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
Nature of Operations
Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s, and has a concentration in residential and commercial mortgage loans. The Company offers investment and wealth management services through the bank’s subsidiary, West Financial Services Inc., located in McLean, Virginia. Insurance products are available to clients through Chesapeake Insurance Group, Wolfe & Reichelt, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation. The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.
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
Assets Under Management
Assets held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of the Company or its subsidiaries. Trust department income and investment management fees are presented on an accrual basis.
Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (items with an original maturity of three months or less).
Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company’s current practice is to sell such loans on a servicing released basis.
However, during 2006, the Company sold $68.6 million in residential mortgage loans from its loan portfolio on a servicing retained basis. It has recorded an intangible asset for the value of such servicing totaling $0.6 million at December 31, 2006.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in derivative assets or derivative liabilities with changes in their fair values recorded in net gain on sale of loans.
The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower (“the time of rate lock”), consistent with EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, and, accordingly, does not recognize the value of the expected normal servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.
Forward Loan Sale Commitments
The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under SFAS No. 133 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated balance sheet in derivative assets and derivative liabilities with changes in their fair values recorded in net gain on sale of loans. The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.
Investments Held to Maturity and Other Equity Securities
Investments held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at the time of purchase are recorded at cost. The carrying values of securities held to maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability, and are recorded at cost.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an amount which, in management’s judgment, is adequate to absorb estimated losses on outstanding loans and leases. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the loan and lease portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over varying periods not exceeding 10 years.
Intangible assets that have finite lives are amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods that initially did not exceed 15 years.
Note 8 includes a summary of the Company’s goodwill and other intangible assets. The unidentifiable Intangible Assets Resulting from Branch Acquisitions resulted from two transactions: the purchase of a commercial bank in 1996 and the purchase of seven commercial bank branches in a single transaction in 1999. No goodwill was recorded as a result of these branch acquisitions. SFAS No. 147, “Acquisitions of Certain Financial Institutions” addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The Statement provides for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. After completing its analysis of the transactions identified above, the Company determined that neither met the definition of a business for purposes of SFAS No. 147 under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the Company has continued to amortize these unidentifiable intangible assets without change in method.
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
Earnings per Common Share
Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance. The number of potential shares issued pursuant to the stock option plans was determined using the treasury stock method.
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
Adopted Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. Compensation cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. Under the modified prospective method, the Company records compensation cost for new and modified awards, measured using the fair value of the award on the grant dates, over the related vesting period of such awards prospectively. Compensation cost related to any non-vested portion of awards outstanding as of that date, if any, would be based on the grant-date fair value as calculated under the original provisions of SFAS No. 123 since the Company was not required to re-measure any non-vested awards.
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, settled, or vesting on or after January 1, 2006. The fair value at date of grant of the stock option is estimated using a binomial pricing model. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value recognition and measurement principles of APB 25, and related interpretations in accounting for its stock-based compensation plans. Therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
In May 2005, the FASB issued Statement No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections –A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations. This provision is now effective for all companies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. At that date, the projected benefit obligation of its defined benefit pension plan exceeded the fair value of plan assets by $1.9 million. Accordingly, such amount is included in ”Accrued interest payable and other liabilities” in the Consolidated Balance Sheet as of December 31, 2006. The required disclosures related to the Company’s defined benefit pension plan are included in Note 14 to the Consolidated Financial Statements.
The Company has adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatements quantified under each method in light of quantitative and qualitative factors. In adopting the requirements of SAB 108, the Company adjusted Net Deferred Tax Assets, disclosed in Note 15, and included in Other Assets in the consolidated financial statements, which had been understated by $2.2 million as of January 1, 2006. Such understatement resulted from the over accrual of income tax expense in years prior to 2002, which were previously evaluated as being immaterial under the rollover method. The Company has reported the cumulative effect of the initial application of SAB 108 by adjusting retained earnings as of January 1, 2006 with a credit of $2.2 million. The adjustment of the quarterly consolidated financial results for 2006 will be accomplished by adjusting the applicable financial statement line items when such information is next presented. Reports previously filed with the SEC will not be amended.
Pending Accounting Pronouncements
In February 2006, FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to remeasurement for fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, and an amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the impact of the adoption of this interpretation and has determined that it will not have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $19.0 as of December 31, 2006 and is currently assessing the financial statement impact of implementing EITF 06-04.

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-05 is for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the 2006 presentation.
Note 2 – Acquisitions
In October 2005, the Company completed the acquisition of West Financial Services, Inc. (“WFS”) located in McLean, Virginia, an asset management and financial planning company with approximately $667 million in assets under management at December 31, 2006. Under the terms of the acquisition agreement, the Company purchased WFS with a combination of stock and cash totaling approximately $5.9 million. Additional contingent payments may be made and recorded in 2007 and 2008 based on the financial results attained by WFS during those periods.
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
On September 30, 2006, the Company corrected and restated its purchase price allocation to reflect the deferred tax liability associated principally with the identified intangible assets. This correction and restatement resulted in an increase in goodwill and a reduction in other assets of $1.8 million at December 31, 2006 and December 31, 2005, respectively.
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
Pending Acquisitions
On February 15, 2007, the Company completed its acquisition of Potomac Bank of Virginia (“Potomac”). Potomac, with assets of approximately $248 million, was a commercial bank headquartered in Fairfax, Virginia with five full-service branches located in Fairfax, Vienna, and Chantilly, Virginia. Under the terms of the merger agreement, each of the approximately 2.9 million shares of Potomac’s common stock was acquired by the Company based on a “cash election merger” structure. Each Potomac shareholder elected to receive 100% of the merger consideration in stock, 100% in cash, or a combination of stock and cash.
As a result of the Potomac shareholder elections, the Potomac shares outstanding on the acquisition date were either converted into shares of the Company common stock, based on a fixed exchange ratio of 0.6143 shares of Company stock for each share of Potomac stock or were purchased for $21.75 per share. In addition, each of the options to acquire Potomac’s stock was converted into options to purchase the Company’s stock or was settled in cash, based on the election of each option holder and the terms of the merger agreement. The total purchase price is estimated to be approximately $66.7 million, including $31.6 million in stock issued and stock options assumed, $32.1 million of Potomac stock purchased and options settled for cash and approximately $3.0 million of estimated other direct acquisition costs. The purchase price for shares issued was determined based on the value of the Company’s stock when the merger was agreed to.
As a result of the acquisition, Potomac became a newly formed division of Sandy Spring Bank. The acquisition is being accounted for using purchase accounting, which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The Company is in the process of determining the fair value of the net assets acquired and expects to have a preliminary purchase price allocation completed by the end of the first quarter of 2007. The results of Potomac’s operations will be included in the Company’s financial statements prospectively from the date of acquisition.
In December 2006, the Company entered into a merger agreement to acquire CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County National”). CNB is the holding company for County National and had consolidated total assets of $161 million at December 31, 2006. County National, with assets of $155 million as of December 31, 2006, is a commercial bank headquartered in Pasadena, Maryland, with four full-service branches located in Anne Arundel County, Maryland.
Under the terms of the agreement, each outstanding share of CNB’s common stock will be converted into either $25.00 in cash or 0.6657 of a share of the Company’s common stock. Each shareholder of CNB will be entitled to elect the number of shares of Potomac common stock to be exchanged for cash or shares of the Company’s common stock, subject to a proration which will provide that the Company will pay cash for a minimum of 40% and a maximum of 50% of the outstanding shares of CNB common stock and issue shares of the Company’s common stock in exchange for a minimum of 50% and a maximum of 60% of the outstanding shares of CNB common stock. The total purchase price is estimated to be $46.2 million, including $22.6 million in stock issued and stock options assumed and $21.6 million in stock purchased and options settled for cash, and approximately $2.0 million of estimated other direct acquisition costs.
The acquisition is subject to approval by both the CNB shareholders and applicable bank regulatory authorities and is expected to be completed during the second quarter of 2007. As a result of the acquisition, County National will become a newly formed division of Sandy Spring Bank.
Note 3 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2006 was $2.3 million and in 2005 was $2.4 million.
Note 4 – Investments Available for Sale
The amortized cost and estimated fair values of investments available for sale at December 31 are as follows:

	2006				2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$600	$0	$(3)	$597	$600	$0	$(6)	$594
U.S. Agency	244,688	32	(1,631)	243,089	244,895	27	(2,583)	242,339
State and municipal	2,303	87	0	2,390	2,301	113	0	2,414
Mortgage-backed	1,533	48	(4)	1,577	1,674	53	(6)	1,721
Trust preferred	7,885	1,107	0	8,992	7,883	1,420	0	9,303

Total debt securities	257,009	1,274	(1,638)	256,645	257,353	1,613	(2,595)	256,371
Marketable equity securities	200	0	0	200	200	0	0	200

Total investments available for sale	$257,209	$1,274	$(1,638)	$256,845	$257,553	$1,613	$(2,595)	$256,571

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 are as follows:

			Continuous unrealized losses existing
			for:
	Number
	of		Less than 12	More than 12	Total Unrealized
(In thousands)	securities	Fair Value	months	months	Losses
Available for sale as of December 31, 2006
U.S. Agency	26	$194,521	$57	$1,574	$1,631
U.S. Treasury	1	597	0	3	3
Mortgage-backed	5	300	0	4	4

	32	$195,418	$57	$1,581	$1,638

			Continuous unrealized losses existing for:
	Number
	of		Less than 12	More than 12	Total Unrealized
(In thousands)	securities	Fair Value	months	months	Losses
Available for sale as of December 31, 2005
U.S. Agency	30	$220,892	$1,252	$1,331	$2,583
U.S. Treasury	1	594	6	0	6
Mortgage-backed	6	322	3	3	6

	36	$221,808	$1,261	$1,334	$2,595

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of December 31, 2006 and 2005, are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2006 and 2005 all have modest duration risk (1.14 years in 2006 and 1.47 years in 2005), low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of changes in market interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.
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

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$236,789	$235,667	$206,999	$205,400
Due after one year through five years	19,216	19,943	48,483	48,987
Due after five years through ten years	351	357	1,349	1,431
Due after ten years	653	678	522	553

Total debt securities available for sale	$257,009	$256,645	$257,353	$256,371

Sales of investments available for sale during 2006, 2005 and 2004 resulted in the following:

(In thousands)	2006	2005	2004

Proceeds	$0	$124,311	$412,541
Gross gains	0	3,968	3,706
Gross losses	0	706	3,166
At December 31, 2006 and 2005, investments available for sale with a carrying value of $237.3 million and $246.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2006 and 2005.

Note 5 – Investments Held to Maturity and Other Equity Securities
The amortized cost and estimated fair values of investments held to maturity at December 31 are as follows:

	2006				2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agency	$34,408	$0	$(787)	$33,621	$34,398	$0	$(725)	$33,673
State and municipal	232,936	6,731	(82)	239,585	261,250	8,229	(185)	269,294

Total investments held to maturity	$267,344	$6,731	$(869)	$273,206	$295,648	$8,229	$(910)	$302,967

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 are as follows:

			Continuous unrealized losses existing
			for:
	Number
	of		Less than 12	More than 12	Total Unrealized
(In thousands)	securities	Fair Value	months	months	Losses
Held to Maturity as of December 31, 2006
U.S. Agency	4	$33,621	$0	$787	$787
State and municipal	16	14,247	6	76	82

	20	$47,868	$6	$863	$869

			Continuous unrealized losses existing for:
	Number
	of		Less than 12	More than 12	Total Unrealized
(In thousands)	securities	Fair Value	months	months	Losses
Held to Maturity as of December 31,
U.S. Agency	4	$33,673	$725	$0	$725
State and municipal	22	18,173	39	146	185

	26	$51,846	$764	$146	$910

Approximately 96% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2006 and 2005, are rated AAA and 4% as of December 31, 2006 and 2005, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.46 years in 2006 and 4.3 years in 2005), low credit risk, and minimal losses (approximately 2%) when compared to book value. The unrealized losses that exist are the result of changes in market interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.
The amortized cost and estimated fair values of debt securities held to maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$76,800	$76,316	$65,045	$64,471
Due after one year through five years	146,014	150,408	140,149	143,956
Due after five years through ten years	38,234	39,782	84,215	87,987
Due after ten years	6,296	6,700	6,239	6,553

Total debt securities held to maturity	$267,344	$273,206	$295,648	$302,967

At December 31, 2006 and 2005, investments held to maturity with a book value of $128.8 million and $92.1 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.

The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2006 or 2005.
Other equity securities at December 31 are as follows:

(In thousands)	2006	2005

Federal Reserve Bank stock	$2,027	$1,846
Federal Home Loan Bank of Atlanta stock	14,692	13,367

Total	$16,719	$15,213

Note 6 – Loans and Leases
Major categories at December 31 are presented below:

(In thousands)	2006	2005

Residential real estate:
Residential mortgages	$390,852	$413,324
Residential construction	151,399	155,379
Commercial loans and leases:
Commercial real estate	509,726	415,983
Commercial construction	192,547	178,764
Leases	34,079	23,644
Other commercial	182,159	162,036
Consumer	344,817	335,249

Total loans and leases	1,805,579	1,684,379
Less: allowance for loan and lease losses	(19,492)	(16,886)

Net loans and leases	$1,786,087	$1,667,493

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At December 31, 2006 the Company had a total of $41.6 million in residential real estate loans and $2.1 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. Commercial loans with an LTV greater than 75% to 85%, depending on the type of loan totaled $28.3 million at December 31, 2006. The Company had interest-only loans totaling $69.1 million in its loan portfolio at December 31, 2006. In addition, virtually all of the Company’s equity lines of credit, $193.9 million at December 31, 2006, which were included in the consumer loan portfolio, were made on an interest-only basis. The aggregate of all loans with these terms was $335.0 million at December 31, 2006, which represented 19% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.
Activity in the allowance for loan and lease losses for the preceding three years ended December 31 is shown below:

(In thousands)	2006	2005	2004

Balance at beginning of year	$16,886	$14,654	$14,880
Provision for loan and lease losses	2,795	2,600	0
Loan and lease charge-offs	(315)	(535)	(496)
Loan and lease recoveries	126	167	270

Net charge-offs	(189)	(368)	(226)

Balance at year end	$19,492	$16,886	$14,654

Information regarding impaired loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2006	2005	2004

Impaired loans with a valuation allowance	$286	$200	$673
Impaired loans without a valuation allowance	0	209	17

Total impaired loans	$286	$409	$690

Allowance for loan losses and lease losses related to impaired loans	$118	$31	$251
Allowance for loan and lease losses related to other than impaired loans	19,374	16,855	14,403

Total allowance for loan and lease losses	$19,492	$16,886	$14,654

Average impaired loans for the year	$250	$656	$657
Interest income on impaired loans recognized on a cash basis	$0	$0	$0
Other non-accrual loans and leases totaled $1.9 million and $0.4 million at December 31, 2006 and 2005 respectively. Gross interest income that would have been recorded in 2006 if non-accrual loans and leases had been current and, in accordance with their original terms, was $0.1 million, while interest actually recorded on such loans was $0. The Company’s policy is to continue accrual of interest on loans over 90 days delinquent unless the specific circumstances of the loan dictate otherwise. In those cases, such loans are then classified as non-accrual loans. At December 31, 2006 such loans 90 days past due and still accruing interest totaled $1.8 million.
Other real estate owned totaled $0.2 million at December 31, 2006 and $0 at December 31, 2005.
Note 7 – Premises and Equipment
Premises and equipment at December 31 consist of:

(In thousands)	2006	2005

Land	$8,356	$8,355
Buildings and leasehold improvements	49,897	45,765
Equipment	27,687	25,571

Total premises and equipment	85,940	79,691
Less: accumulated depreciation and amortization	(38,184)	(34,306)

Net premises and equipment	$47,756	$45,385

Depreciation and amortization expense for premises and equipment amounted to $4.2 million for 2006, $4.6 million for 2005 and $4.5 million for 2004. There were no contractual commitments at December 31, 2006 to construct branch facilities.
Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $4.5 million (2006), $4.1 million (2005) and $3.7 million (2004). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises. Future minimum lease payments as of December 31, 2006 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases

2007	$3,760
2008	3,616
2009	3,781
2010	3,752
2011	3,381
Thereafter	12,718

Total minimum lease payments	$31,008

Note 8 – Goodwill and Other Intangible Assets
Goodwill is no longer being amortized but rather is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Under the provisions of SFAS No. 142, the acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

		Unidentifiable
		Intangible Assets	Other
		Resulting From	Identifiable
(Dollars in thousands)	Goodwill	Branch Acquisitions	Intangibles	Total

2006
Gross carrying amount	$13,151	$17,854	$6,557	$37,562
Purchase price adjustment	(8)	0	(38)	(46)
Acquired during the year	460	0	1,440	1,900
Accumulated amortization	(1,109)	(13,069)	(2,091)	(16,269)

Net carrying amount	$12,494	$4,785	$5,868	$23,147

Weighted average remaining life		2.7	5.1

2005
Gross carrying amount	$8,444	$17,854	$2,007	$28,305
Purchase price adjustment	1,218	0	0	1,218
Acquired during the year	3,489	0	4,550	8,039
Accumulated amortization	(1,109)	(11,283)	(910)	(13,302)

Net carrying amount	$12,042	$6,571	$5,647	$24,260

Weighted average remaining life		3.7	7.2
The changes in the carrying amount of goodwill by reportable segment for the twelve months ended December 31, 2006 and 2005 are as follows:

	Community			Investment
(Dollars in thousands)	Banking	Insurance	Leasing	Management	Total

Balance January 1, 2005	$130	$3,046	$4,159	$0	$7,335
Purchase price adjustment	0	1,219	0	0	1,219
Acquired during the year	0	0	0	3,488	3,488

Balance December 31, 2005	130	4,265	4,159	3,488	12,042
Purchase price adjustment	0	(102)	0	94	(8)
Acquired during the year	0	460	0	0	460

Balance December 31, 2006	$130	$4,623	$4,159	$3,582	$12,494

At December 31, 2006, $8.9 million of goodwill will be tax deductible.
Future estimated annual amortization expense is presented below:

(In thousands)
Year	Amount

2007	$2,895
2008	2,887
2009	2,065
2010	387
2011	313
Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. Additionally, the Company performed annual goodwill impairment tests as of October 1, 2006, 2005 and 2004. The income approach and the market approach were used when estimating the fair value of the reporting units. The income approach indicates the fair value based on the present value of the cash flows expected to be generated in the future by the reporting unit. The market approach indicates the fair value of the equity of a business based on a comparison of the business to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. As a result of its 2004 annual assessment, the Company determined, using a combination of the market and income valuation approaches, that there was impairment of goodwill in the amount of $1.3 million related to The Equipment Leasing Company. The primary reason for the impairment charge in 2004 was the continuing decline in the size of the leasing portfolio and related leasing unit income despite efforts to generate growth and to control operating expenses. This impairment was charged to operations and is included in noninterest expenses. The Company will continue to review goodwill on an annual basis for impairment and more frequently as events occur or circumstances change.

Note 9 – Deposits
Deposits outstanding at December 31 consist of:

(In thousands)	2006	2005

Noninterest-bearing deposits	$394,662	$439,277
Interest-bearing deposits:
Demand	233,841	245,428
Money market savings	518,146	369,555
Regular savings	160,035	208,496
Time deposits of less than $100,000	406,910	299,854
Time deposits of $100,000 or more	280,629	240,600

Total interest-bearing deposits	1,599,561	1,363,933

Total deposits	$1,994,223	$1,803,210

Interest expense on time deposits of $100 thousand or more amounted to $11.1 million, $6.6 million and $4.2 million for 2006, 2005, and 2004, respectively.
The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)
Year	Amount

2007	$604,523
2008	44,805
2009	28,552
2010	7,520
2011	2,139

Total	$687,539

Note 10 – Short-term Borrowings
Information relating to short-term borrowings is as follows for the years ended December 31:

	2006		2005		2004

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

At Year End:

Federal Home Loan Bank advances	$215,350	4.35%	$192,450	3.98%	$70,550	4.62%
Retail repurchase agreements	99,382	4.25	170,769	3.45	117,377	1.50
Other short-term borrowings	0	0.00	17,000	4.31	44,000	3.53

Total	$314,732	4.32	$380,219	3.76%	$231,927	2.83%

Average for the Year:
Federal Home Loan Bank advances	$237,145	4.10%	$121,813	3.87%	$243,690	5.55%
Retail repurchase agreements	174,150	4.11	146,887	2.54	119,484	0.78
Other short-term borrowings	2,979	5.34	26,761	4.15	29,404	3.85
Maximum Month-end Balance:
Federal Home Loan Bank advances	$252,350		$192,450		$245,550
Retail repurchase agreements	236,427		186,760		128,731
Other short-term borrowings	5,300		27,000		69,000
The Company pledges U.S. Government Agency securities, based upon their market values, as collateral for 102% of the principal and accrued interest of its repurchase agreements.
The Company has an available line of credit for $779.1 million with the Federal Home Loan Bank of Atlanta (the “FHLB”) under which its borrowings are limited to $543.9 million based on pledged collateral at interest rates based upon current market conditions, of which $217.2 million was outstanding at December 31, 2006. At December 31, 2005, such line of credit totaled $714.8 million under which $342.1 million was available based on pledged collateral of which $194.6 million was outstanding. Both short-term and long-term FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $262.0 million, commercial loans amounting to $476.4 million, and home equity lines of credit (“HELOC”) amounting to $251.4 million at December 31, 2006 as collateral under the borrowing agreement with the FHLB. At December 31, 2005 the Company had pledged collateral of qualifying mortgage loans of $320.5 million and HELOC loans amounting to $239.4 million under the above borrowing agreement. The Company also had lines of credit available from the Federal Reserve, correspondent banks, and other institutions of $136.6 million at December 31, 2006, and $244.4 million at December 31, 2005, collateralized by state and municipal securities. In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million at December 31, 2006 and 2005. There were borrowings outstanding against this unsecured line of $0 and $17.0 million at December 31, 2006 and 2005, respectively.
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
The Company had other long-term borrowings at December 31 as follows:

(Dollars in thousands)	2006	2005

FHLB 4.13% Advance due 2013	1,808	2,158

Total other long-term borrowings	$1,808	$2,158

The 4.13% advance due in 2013 is principal reducing with payments of approximately $30 thousand paid monthly. Expected maturities may differ from contractual maturities because the Company may elect to prepay obligations.
Note 12 – Stockholders’ Equity
The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.
The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the Board of Directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The shareholders have reserved 15,000 authorized but unissued shares of common stock for purchase under the plan. Such purchases are made at the fair market value of the stock on the exercise date. At December 31, 2006, there were 9,806 shares available for issuance under the plan.
The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter. The shareholders reserved 450,000 authorized but unissued shares of common stock for purchase under the plan. Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors. At December 31, 2006, there were 353,488 shares available for issuance under this plan.
In 2005, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5% or approximately 732,000 shares of the Company’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market periodically until March 31, 2007, or earlier termination of the repurchase program by the board. Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors. Bancorp purchased the equivalent of 104,151 shares of its common stock under a prior share repurchase program, which expired on March 31, 2005 and has purchased 70,500 shares under the current share repurchase program through December 31, 2006.
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
Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2006, the Bank could have paid additional dividends of $43.7 million to its parent company without regulatory approval. In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2006. There were no other loans outstanding between the Bank and the Company at December 31, 2006 or December 31, 2005.
Note 13 – Stock Based Compensation
At December 31, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.
The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,459,426 are available for issuance at December 31, 2006, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.
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
Effective December 13, 2006, the Board of Directors approved the granting of approximately 105,623 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of December 13, 2007, 2008, and 2009, respectively. In addition, on December 13, 2006, the Board of Directors granted 31,483 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of December 13, 2007, 2008, 2009, 2010, and 2011, respectively. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in expense of approximately $0.5 million, net of a tax benefit of approximately $0.1 million, for the year ended December 31, 2006.
Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value recognition provisions in SFAS No. 123 prior to the date of adopting SFAS No. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31, 2005 and 2004, respectively:

(In thousands, except per share data)	2005	2004

Net income, as reported	$33,098	$14,367
Basic earnings per share	2.26	0.99
Diluted earnings per share	2.24	0.98
Stock-based compensation cost, net of related tax effects	0	0

Information calculated as if fair value method had been applied to all awards:

Net income, as reported	$33,098	$14,367
Add: Stock-based compensation expense recognized during the period, net of related tax effects	0	0
Less: Stock-based compensation expense determined under the fair value-based method, net of tax effects	(2,107)	(1,651)

Pro forma net income	$30,991	$12,716

Basic earnings per share – as reported	$2.26	$0.99
Basic earnings per share – pro forma	$2.11	$0.88
Diluted earnings per share – as reported	$2.24	$0.98
Diluted earnings per share – pro forma	$2.10	$0.86

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model with the following weighted-average assumptions as of December 31:

	2006	2005	2004

Dividend Yield	2.43%	2.48%	2.14%
Weighted average expected volatility	19.12%	21.27%	23.70%
Weighted average risk-free interest rate	4.75%	4.34%	4.03%
Weighted average expected lives (in years)	6	5	8
Weighted average grant-date fair value	8.14	6.72	9.87
The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.
The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $0.6 million and $0.6 million, respectively.
The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted. The Company generally issues authorized but previously unissued shares to satisfy option exercises.
The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.4 million as of December 31, 2006. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.
The following is a summary of changes in shares under option for the years ended December 31:

		2006		2005		2004

			Weighted		Weighted		Weighted
	Aggregate	Number	Average	Number	Average	Number	Average
	Intrinsic	Of	Exercise	Of	Exercise	Of	Exercise
	Value	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year		1,004,473	$33.08	824,192	$31.04	801,317	$26.74
Granted		105,623	37.40	249,061	38.13	208,028	38.00
Cancelled		(41,510)	37.73	(26,302)	36.69	(24,020)	36.19
Exercised		(36,001)	20.53	(42,478)	21.00	(161,133)	17.84

Balance, end of year	$3,761,906	1,032,585	$33.77	1,004,473	$33.08	824,192	$31.04

Options exercisable at year-end	$3,761,906	849,510	32.92
Weighted average fair value of options granted during the year			$8.14		$6.72		$9.87
The following table summarizes information about options outstanding at December 31, 2006:

		Options Outstanding		Exercisable Options

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contracted Life	Average	Exercisable	Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price

$14.54-$20.33	144,998	3.0	$ 16.19	144,998	$ 16.19
$31.25-$32.25	207,828	5.6	31.69	207,828	31.69
$37.40-$38.91	679,759	6.9	38.16	496,684	38.32

	1,032,585	6.1	33.77	849,510	32.92

A summary of the status of the Company’s nonvested options as of December 31, 2006, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value

Nonvested at January 1, 2006	166,017	$6.72
Granted	105,623	8.14
Vested	(73,455)	6.72
Forfeited	(15,110)	6.72

Nonvested at December 31, 2006	183,075	$7.54

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
The Plan’s funded status as of December 31 is as follows:

(In thousands)	2006	2005

Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$21,201	$16,348
Service cost	1,105	1,622
Interest cost	1,230	1,093
Actuarial loss	153	529
Increase/(decrease) due to amendments during the year	(782)	0
Increase/(decrease) due to discount rate change	(164)	1,912
Benefit payments	(688)	(303)

Projected obligation at December 31	22,055	21,201

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	18,431	14,445
Actual return on plan assets	1,449	889
Employer contributions	1,000	3,400
Benefit payments	(688)	(303)

Fair value of plan assets at December 31	20,192	18,431

Funded Status:
Funded status at December 31	(1,863)	(2,770)
Unrecognized prior service cost (benefit)	(1,764)	(1,157)
Unrecognized net actuarial loss	8,053	8,581
Net periodic benefit cost not yet recognized	(6,289)	0

(unfunded) Prepaid pension cost	$(1,863)	$4,654

Accumulated benefit obligation at December 31	$19,936	$17,926

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2006	2005	2004

Service cost for benefits earned	$1,105	$1,622	$1,579
Interest cost on projected benefit obligation	1,230	1,094	930
Expected return on plan assets	(1,377)	(1,179)	(987)
Amortization of prior service cost	(175)	(63)	(63)
Recognized net actuarial loss	445	335	328

Net periodic benefit cost	$1,228	$1,809	$1,787

The following shows the amounts recognized in other comprehensive income as of the beginning of the fiscal year, the amount arising during the year, the adjustment due to being recognized as a component of net periodic benefit cost during the year, and the amount remaining to be recognized and therefore a part of other comprehensive income as of December 31, 2006:

	Prior Service
(In thousands)	Cost	Net Gain/(Loss)

Included in other comprehensive income as of January 1, 2006	$(1,157)	$8,581
Additions during the year	(782)	(83)
Reclassifications due to recognition as net periodic pension cost	175	(445)

Included in other comprehensive income as December 31, 2006	$(1,764)	$8,053

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	(175)	525
There are no plan assets expected to be returned to the employer in the next twelve months.
The following items have not yet been recognized as a component of net periodic cost as December 31, 2006 and 2007, respectively:

(In thousands):	2007	2006

Prior service cost	$1,589	$1,764
Net actuarial loss	(7,528)	(8,053)

Net periodic benefit cost not yet recognized	$(5,939)	$(6,289)

The incremental effect of applying FASB Statement No. 158 on individual items in the consolidated balance sheet as of December 31, 2006 is as follows:

				After
	Before			Application of
	Application of	Adjustments		Statement 158
	Statement 158	Debit	Credit	Debit (Credit)

Other assets, excluding prepaid pension cost and deferred taxes	$70,389	$0	$0	$70,389
Prepaid pension costs	4,426	0	(4,426)	0
Deferred taxes	6,991	2,487	0	9,478

Total other assets	$81,806	$2,487	$(4,426)	$79,867

Total assets	$2,612,396	$2,487	$(4,426)	$2,610,457

Accrued interest payable and other liabilities	(25,054)	0	(1,863)	(26,917)

Total liabilities	$(2,370,817)	$0	$(1,863)	$(2,372,680)

Accumulated other comprehensive loss	219	3,802	0	4,021

Total stockholders’ equity	$(241,579)	$3,802	$0	$(237,777)

Additional Information
Weighted-Average Assumptions used to determine benefit obligations at December 31 are as follows:

	2006	2005	2004

Discount rate	6.00%	6.00%	6.50%
Rate of compensation increase	4.00%	4.50%	4.50%
Weighted-Average Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2006	2005	2004

Discount rate	6.00%	6.50%	6.50%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	4.00%	4.50%	4.50%
The expected rate of return on assets of 7.50% reflects the Plan’s predominant investment of assets in equity type securities and an analysis of the average rate of return of the S & P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years weighted by 66.7% and 33.3%, respectively.
Plan Assets
The Company’s pension plan weighted-average allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005

Equity securities	71.3%	65.9%
Debt securities	23.4%	25.0%
Cash, other	5.3%	9.1%

Total	100.0%	100.0%

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
Contributions
The Company, with input from its actuaries, estimates that the 2007 contribution will be approximately $1.1 million.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
Year	(in thousands)
2007	$282,265
2008	368,616
2009	411,627
2010	463,185
2011	613,728
2012-2016	6,315,311
Cash and Deferred Profit Sharing Plan
The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution up to the first 4% of compensation based on years of service and subject to employee contribution limitations. The Company match includes a vesting schedule with employees becoming 100% vested after four years of service. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their profit sharing allocations, 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in noninterest expenses and totaled $1.4 million in 2006, $2.3 million in 2005, and $0.8 million in 2004.
The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments are made annually and amounts included in noninterest expense under the plan amounted to $2.3 million in 2006, $2.7 million in 2005, and $14 thousand in 2004.
Supplemental Executive Retirements Agreements
The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit costs included in noninterest expenses for 2006, 2005 and 2004 were $1.0 million, $0.6 million, and $0.1 million, respectively.
Executive Health Insurance Plan
The Company has an Executive Health Insurance Plan that provides for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. Expenses (income) under the plan, covering insurance premiums and out-of-pocket expense reimbursement benefits, totaled $35 thousand in 2006, ($72 thousand) in 2005, and $0.3 million in 2004.

Note 15 – Income Taxes
Income tax expense (benefit) for the years ended December 31 consists of:

(In thousands)	2006	2005	2004

Current Income Taxes (benefit):
Federal	$11,793	$11,979	$(1,655)
State	2,082	2,971	(946)

Total current	13,875	14,950	(2,601)
Deferred Income Taxes (benefit):
Federal	(845)	(2,052)	695
State	(141)	(703)	227

Total deferred	(986)	(2,755)	992

Total income tax expense (benefit)	$12,889	$12,195	$(1,679)

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)	2006	2005

Deferred Tax Assets:
Allowance for loan and lease losses	$7,709	$6,132
Intangible assets	962	544
Employee benefits	2,573	2,037
Pension plan costs	737	0
Unrealized losses on investments available for sale	144	389
Non-Qualified Stock Option Expense	88	0
Other	289	338

Gross deferred tax assets	12,502	9,440
Deferred Tax Liabilities:
Depreciation	(1,230)	(1,782)
Pension plan costs	0	(1,787)
Deferred loan fees and costs	(1,494)	(1,580)
Other	(300)	(217)

Gross deferred tax liabilities	(3,024)	(5,366)

Net deferred tax (liabilities) assets	$9,478	$4,074

No valuation allowance exists with respect to deferred tax items.
A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2006	2005	2004

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(9.7)	(11.4)	(43.0)
State income taxes, net of federal income tax benefits	2.9	3.3	(3.7)
Other, net	0	0	(1.5)

Effective tax rate	28.2%	26.9%	(13.2)%

Note 16 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share data)	2006	2005	2004

Basic:
Net income available to common stockholders	$32,871	$33,098	$14,367
Average common shares outstanding	14,801	14,664	14,514
Basic net income per share	$2.22	$2.26	$0.99

Diluted:
Net income available to common stockholders	$32,871	$33,098	$14,367
Average common shares outstanding	14,801	14,664	14,514
Stock option adjustment	126	103	195

Average common shares outstanding-diluted	14,927	14,767	14,709
Diluted net income per share	$2.20	$2.24	$0.98

As of December 31, 2006 options for 643,672 shares of common stock were not included in computing diluted net income per share because their effects were anti-dilutive.
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

(In thousands)	2006	2005

Balance at January 1	$40,295	$24,487
Additions	6,852	17,204
Repayments	(8,805)	(1,396)

Balance at December 31	$38,342	$40,295

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

(In thousands)	2006	2005

Commitments to extend credit and available credit lines:
Commercial	$93,614	$89,227
Real Estate-development and construction	70,159	92,859
Real estate-residential mortgage	11,529	5,067
Lines of credit, principally home equity and business lines	370,848	380,538
Standby letters of credit	42,443	50,211

	$588,593	$617,902

Note 19 – Litigation
In the normal course of business, the Company becomes involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.
Note 20 – Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 97.0% of the Company’s assets and 99.0% of its liabilities at December 31, 2006 and 96.4% of its assets and 99.2% of its liabilities at December 31, 2005. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.
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
The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2006		2005

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial Assets
Cash and temporary investments (1)	$117,493	$117,591	$64,633	$64,776
Investments available for sale	256,845	256,845	256,571	256,571
Investments held to maturity and other equity securities	284,063	289,925	310,861	318,180

Loans, net of allowances	1,786,087	1,788,214	1,667,493	1,667,203
Accrued interest receivable and other assets (2)	76,810	76,810	72,322	72,322

Financial Liabilities
Deposits	$1,994,223	$1,990,623	$1,803,210	$1,795,952
Short-term borrowings	314,732	318,189	380,220	378,386
Long-term borrowings	36,808	39,298	37,158	35,687
Accrued interest payable and other liabilities (2)	3,426	3,426	2,252	2,252

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.

(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.
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
Note 21 – Parent Company Financial Information
The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company’s consolidated financial statements are presented below:
Balance Sheets

	December 31,

(In thousands)	2006	2005

Assets
Cash and cash equivalents	$2,870	$3,610
Investments available for sale (at fair value)	200	200
Investment in subsidiary	235,346	215,640
Loan to subsidiary	35,000	35,000
Other assets	556	587

Total assets	$273,972	$255,037

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	1,195	2,154

Total liabilities	36,195	37,154
Stockholders’ Equity
Common stock	14,827	14,794
Additional paid in capital	27,869	26,599
Retained earnings	199,102	177,084
Accumulated other comprehensive income(loss)	(4,021)	(594)

Total stockholders’ equity	237,777	217,883

Total liabilities and stockholders’ equity	$273,972	$255,037

Statements of Income

	Years Ended December 31,

(In thousands)	2006	2005	2004

Income:
Cash dividends from subsidiary	$13,073	$2,952	$11,368
Securities gains	0	1,758	2,675
Other income, principally interest	2,269	2,324	3,502

Total income	15,342	7,034	17,545
Expenses:
Interest	2,223	2,223	3,878
Other expenses	1,555	695	1,977

Total expenses	3,778	2,918	5,855
Income before income taxes and equity in undistributed income of subsidiary	11,564	4,116	11,690
Income tax expense(benefit)	(471)	437	69

Income before equity in undistributed income of subsidiary	12,035	3,679	11,621
Equity in undistributed income of subsidiary	20,836	29,419	2,746

Net income	$32,871	$33,098	$14,367

Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$32,871	$33,098	$14,367
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(20,836)	(29,419)	(2,746)
Securities gains	0	(1,758)	(2,675)
Stock compensation expense	624	0	0
Net change in other liabilities	(959)	(90)	(58)
Other-net	30	(49)	953

Net cash provided by operating activities	11,730	1,782	9,841
Cash Flows from Investing Activities:
Purchases of investments available for sale	0	0	0
Proceeds from sales of investments available for sale	0	4,249	5,023
Increase in note receivable from subsidiary	0	(1,435)	0

Net cash provided by investing activities	0	2,814	5,023
Cash Flows from Financing Activities:
Common stock purchased and retired	(866)	(1,437)	(1,525)
Proceeds from issuance of common stock	1,424	1,498	3,524
Dividends paid	(13,028)	(12,329)	(11,332)

Net cash used by financing activities	(12,470)	(12,268)	(9,333)

Net increase (decrease) in cash and cash equivalents	(740)	(7,672)	5,531
Cash and cash equivalents at beginning of year	3,610	11,282	5,751

Cash and cash equivalents at end of year	$2,870	$3,610	$11,282

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2006 and 2005, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to risk weighted assets):
Company	$273,143	13.62%	$160,482	8.00%	N/A
Sandy Spring Bank	269,629	13.45	160,369	8.00	$200,461	10.00%
Tier 1 Capital (to risk weighted assets):
Company	253,651	12.64	80,241	4.00	N/A
Sandy Spring Bank	215,137	10.73	80,185	4.00	120,277	6.00
Tier 1 Capital (to average assets):
Company	253,651	9.81	77,595	3.00	N/A
Sandy Spring Bank	215,137	8.32	77,555	3.00	129,258	5.00

As of December 31, 2005:
Total Capital (to risk weighted assets):
Company	$246,103	13.12%	$150,028	8.00%	N/A
Sandy Spring Bank	242,777	12.95	149,962	8.00	$187,452	10.00%
Tier 1 Capital (to risk weighted assets):
Company	229,217	12.22	75,014	4.00	N/A
Sandy Spring Bank	190,891	10.18	74,981	4.00	112,471	6.00
Tier 1 Capital (to average assets):
Company	229,217	9.55	71,977	3.00	N/A
Sandy Spring Bank	190,891	7.96	71,953	3.00	119,921	5.00
Note 23 — Segment Reporting
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
The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $1.8 million in 2006, $1.8 million in 2005 and $1.8 million in 2004.
The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million in 2006 and $0.2 per year in 2005 and 2004.
The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for such items as computers, telecommunications systems and equipment, medical equipment and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors located primarily in states along the east coast from New Jersey to Florida and in Illinois. The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $55 thousand, with individual leases generally not exceeding $500 thousand. Major revenue sources include interest income. Expenses include personnel and support charges. In 2004, leasing expenses include an additional non-cash charge of $1.3 million for impairment of goodwill related to the acquisition of The Equipment Leasing Company.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $667 million in assets under management. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million in 2006 and $0.2 million in 2005.
Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total

Year ended December 31, 2006

Interest income	$151,982	$68	$2,277	$27	$(911)	$153,443
Interest expense	58,780	0	818	0	(911)	58,687
Provision for loan and lease losses	2,795	0	0	0	0	2,795
Noninterest income	29,480	7,452	884	4,115	(3,036)	38,895
Noninterest expenses	75,618	5,690	994	3,588	(794)	85,096

Income before income taxes	44,269	1,830	1,349	554	(2,242)	45,760

Income tax expense	11,398	724	554	213	0	12,889

Net income	$32,871	$1,106	$795	$341	$(2,242)	$32,871

Assets	$2,608,392	$11,146	$32,843	$8,015	$(49,939)	$2,610,457

Year ended December 31, 2005

Interest income	$120,842	$40	$1,828	$1	$(551)	$122,160
Interest expense	34,023	0	510	0	(551)	33,982
Provision for loan and lease losses	2,600	0	0	0	0	2,600
Noninterest income	31,526	5,916	1,049	866	(2,448)	36,909
Noninterest expense	71,556	4,654	928	795	(739)	77,194

Income before income taxes	44,189	1,302	1,439	72	(1,709)	45,293
Income tax expense	11,091	516	560	28	0	12,195

Net income	$33,098	$786	$879	$44	$(1,709)	$33,098

Assets	$2,459,292	$9,274	$26,281	$6,940	$(42,171)	$2,459,616

Year ended December 31, 2004

Interest income	$107,849	$13	$1,619	$0	$(500)	$108,981
Interest expense	34,781	0	487	0	(500)	34,768
Provision for loan and lease losses	0	0	0	0	0	0
Noninterest income	26,200	4,949	1,046	0	(1,246)	30,949
Noninterest expense	87,140	3,592	2,203	0	(461)	92,474

Income (loss) before income taxes	12,128	1,370	(25)	0	(785)	12,688
Income tax expense (benefit)	(2,239)	543	17	0	0	(1,679)

Net income (loss)	$14,367	$827	$(42)	$0	$(785)	$14,367

Assets	$2,307,343	$9,520	$18,774	$0	$(26,294)	$2,309,343

Note 24 – Quarterly Financial Results (unaudited)
A summary of selected consolidated quarterly financial data for the two years ended December 31, 2006 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2006
Interest income	$35,177	$37,873	$40,018	$40,375
Net interest income	23,177	23,852	24,122	23,605
Provision for loan and lease losses	950	1,045	550	250
Income before income taxes	11,717	11,374	11,468	11,201
Net income	8,340	8,095	8,122	8,314

Basic net income per share	$0.56	$0.55	$0.55	$0.56
Diluted net income per share	0.56	0.54	0.55	0.55

2005
Interest income	$28,187	$29,232	$31,391	$33,350
Net interest income	21,200	21,527	22,526	22,925
Provision for loan and lease losses	100	900	600	1,000
Income (loss) before income taxes	10,503	10,527	13,294	10,969
Net income (loss)	7,856	7,797	9,467	7,978

Basic net income (loss) per share	$0.54	$0.53	$0.65	$0.54
Diluted net income (loss) per share	0.53	0.53	0.64	0.54
OTHER MATERIAL REQUIRED BY FORM 10-K
DESCRIPTION OF BUSINESS
General
Sandy Spring Bancorp, Inc. (the “Company”) is the one-bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 33 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank’s deposit accounts are insured by the Bank Insurance Fund (the “BIF”) administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.
The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank’s primary market area of Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (“SSIC”), a wholly-owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. Since December 2001, SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. In October 2005, the Company acquired West Financial Services, Inc. (“WFS”), an asset management and financial planning company located in McLean, Virginia. WFS faces competition primarily from other financial planners, banks, and financial management companies. In January 2006, the Company acquired Neff & Associates (“Neff”), an insurance agency located in Ocean City, Maryland. Neff faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.
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
Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2006, the Company had $80.3 million in SNC purchased outstanding and $16.0 million in SNC sold outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2006, other financial institutions had $24.0 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $50.8 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.
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

The Company’s equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for items such as computers, telecommunications systems and equipment, medical equipment, and point-of-sale systems for retail businesses. Equipment leasing is conducted through vendors and end users located primarily in east coast states from New Jersey to Florida and in Illinois. The typical lease is “small ticket” by industry standards, averaging less than $55 thousand, with individual leases generally not exceeding $500 thousand. Terms generally are fixed payment for up to five years. Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.
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
The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups — well-capitalized, adequately capitalized, or undercapitalized — based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2006. Deposit insurance rates may be increased during 2006 or later years.
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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2006, and was not required to maintain such supplemental capital.
Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.
The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2006, the Bank was well-capitalized as defined in the Federal Reserve’s regulations.
For information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 11-Long-term Borrowings,” and “Note 22 – Regulatory Matters” of the Notes to the Consolidated Financial Statements of this report.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations and related Nasdaq Stock Market rules have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on our internal control over financial reporting.
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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2006, our interest rate sensitivity simulation model projected that net interest income would decrease by 2.27% if interest rates immediately fell by 200 basis points and would decrease by 7.68% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Please see “Market Risk Management” on page 24 of this report.
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
The market price for our common stock has fluctuated, ranging between $33.98 and $38.82 per share during the 12 months ended December 31, 2006. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:
Variations in our anticipated or actual operating results or the results of our competitors;
Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
The size of the public float of our common stock;
Regulatory developments;
The announcement of acquisitions or new branch locations by us or our competitors;
Market conditions; and
General economic conditions.
Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 27,261 shares during the twelve months ended December 31, 2006, with daily volume ranging from a low of 3,574 shares to a high of 201,969 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

We may fail to realize the cost savings we estimate for mergers and acquisitions.
The success of our mergers and acquisitions may depend, in part, on our ability to realize the estimated cost savings from combining the businesses. It is possible that the potential cost savings could turn out to be more difficult to achieve than we anticipated. Our cost savings estimates also depend on our ability to combine the businesses in a manner that permits those cost savings to be realized. If our estimates turn out to be incorrect or we are not able to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.
Combining acquired businesses with Sandy Spring may be more difficult, costly, or time-consuming than we expect, or could result in the loss of customers.
It is possible that the process of merger integration of acquired companies could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger or acquisition. There also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. There can be no assurance that customers will readily accept changes to their banking arrangements or other customer relationships after the merger or acquisition.
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

EMPLOYEES
The Company and the Bank employed 676 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.
DIRECTORS
Following is a list of the directors of the Company (as of February 16, 2007) showing their principal occupations and employment. All directors of the Company are also directors of the Bank.
W. Drew Stabler, Chairman of the Board of Bancorp, Partner in Sunny Ridge Farm
John Chirtea is a Real Estate Consultant who is retired from LCOR, a real estate development company.
Mark E. Friis is President and Chief Executive Officer and senior principal of Rodgers Consulting, Inc., in Frederick, Maryland, a land planning and engineering firm.
Susan D. Goff is a retired executive, formerly employed by Mid-Atlantic Medical Services, Inc., a health maintenance organization.
Solomon Graham is founder, President and Chief Executive Officer of Quality Biological, Inc., a biotechnology firm providing reagents for medical research.
Marshall H. Groom is a former director of Potomac Bank of Virginia and past chairman of the board of that bank. Mr. Groom became a Bancorp board member effective as of February 15, 2007 and is a Director-Nominee pursuant to the terms of the definitive agreement dated October 10, 2006 and plan of merger entered into between Bancorp, Sandy Spring Bank and Potomac Bank of Virginia.
Gilbert L. Hardesty is a retired bank executive, having served as President of Crestar Bank-Annapolis from June 1994 to June 1997 and as President of Annapolis Federal Savings Bank from April 1986 to June 1994.
Hunter R. Hollar is President and Chief Executive Officer of Bancorp and the Bank.
Pamela A. Little is a financial and business consultant. She is the former Chief Financial Officer of Athena Innovative Solutions, Inc., a government contracting firm. She is also the former Chief Financial Officer of ZKD, Inc. a provider of professional services to the federal government.
Charles F. Mess, M.D. is practicing Physician of Potomac Valley Orthopaedic Associates Chtd.
Robert L. Mitchell is Chairman and Chief Executive Officer of Mitchell and Best Group, LLC, in Rockville, Maryland, which is engaged in home building and real estate development.
Robert L. Orndorff, Jr. is President of RLO Contractors, Inc. in Dayton, Maryland, an excavating contractor.
David E. Rippeon is President and Chief Executive Officer of Gaithersburg Equipment Company and Frederick Equipment Company, a tractor and equipment dealership.
Craig A. Ruppert is President and owner of The Ruppert Companies, comprised of nursery and landscaping, business investment and management, and commercial real estate development and management businesses.
Lewis R. Schumann is a Partner in the Rockville, Maryland law firm of Miller, Miller and Canby, Chtd.

EXECUTIVE OFFICERS
The following listing sets forth the name, age (as of March 12, 2007) and principal position regarding the executive officers of the Company and the Bank who are not directors:
R. Louis Caceres, 44, Executive Vice President of the Bank
Ronald E. Kuykendall, 54, Executive Vice President, General Counsel and Secretary of Bancorp and the Bank
Philip J. Mantua, 48, Executive Vice President and Chief Financial Officer of Bancorp and the Bank
Daniel J. Schrider, 42, Executive Vice President and Chief Credit Officer of the Bank
Frank H. Small, 60, Executive Vice President and Chief Operating Officer of Bancorp and the Bank
Sara E. Watkins, 50, Executive Vice President of the Bank
The principal occupation(s) and business experience of each executive officer that is not a director for at least the last five years are set forth below.
R. Louis Caceres became an Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.
Ronald E. Kuykendall became Executive Vice President, General Counsel and Secretary of Bancorp and the Bank in 2002. Prior to that, Mr. Kuykendall was Vice President General Counsel and Secretary of Bancorp and Senior Vice President of the Bank.
Philip J. Mantua, CPA, became Executive Vice President and Chief Financial Officer of Bancorp and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.
Daniel J. Schrider became Executive Vice President and Chief Credit Officer effective January 1, 2003. Prior to that, Mr. Schrider served as a Senior Vice President of the Bank.
Frank H. Small became an Executive Vice President of Bancorp and the Bank in 2001 and Chief Operating Officer of the Bank in 2002. Prior to that, Mr. Small was an Executive Vice President of the Bank.
Sara E. Watkins became an Executive Vice President of the Bank in 2002. Prior to that, Ms. Watkins was a Senior Vice President of the Bank.

PROPERTIES
The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.
COMMUNITY BANKING OFFICES

40 West — Rockledge Plaza*
1100 West Patrick St, Unit A
Frederick, MD 21702
Airpark*
7653 Lindbergh Drive
Gaithersburg, MD 20879
Annapolis West*
2051 West Street
Annapolis, MD 21401
Ashton*
1 Ashton Road
Ashton, MD 20861
Asbury*
409 Russell Avenue
Gaithersburg MD 20877
Ballenger Creek*
6560 Mercantile Drive
Frederick, MD 21703
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
Annapolis, MD 21403
Edgewater*
116 Mitchells Chance Road
Edgewater, MD 21037
Fulton-Cherry Tree Crossing*
8315 Ice Crystal Drive
Laurel, MD 20723
Gaithersburg Square*
484 North Frederick Avenue
Gaithersburg, MD 20877
Jennifer Road*
166 Jennifer Road
Annapolis, MD 21401
Laurel Lakes*
14404 Baltimore Avenue
Laurel, MD 20707
Layhill*
14241 Layhill Road
Silver Spring, MD 20906
Leisure World Plaza*
3801 International Drive, Suite 100
Silver Spring, MD 20906
Lisbon*
704 Lisbon Centre Drive
Woodbine, MD 21797
Milestone Center*
20930 Frederick Avenue
Germantown, MD 20876
Montgomery Village*
9921 Stedwick Road
Montgomery Village, MD 20886
Mt. Airy Shopping Center*
425 East Ridgeville Blvd.
Mt. Airy, MD 21771
Olney*
17801 Georgia Avenue
Olney, MD 20832
Patrick Street*
14 West Patrick Street
Frederick, MD 21701
Potomac*
9822 Falls Road
Potomac, MD 20854
Rockville*
611 Rockville Pike
Rockville, MD 20852
Sandy Spring
908 Olney-Sandy Spring Road
Sandy Spring, MD 20860
Silver Spring*
8677 Georgia Avenue
Silver Spring, MD 20910
Urbana*
8921 Fingerboard Road
Frederick, MD 21704
Wildwood*
10329 Old Georgetown Road
Bethesda, MD 20814

*ATM available

OTHER PROPERTIES
Administrative Offices
17735 Georgia Avenue
Olney, MD 20832
Sandy Spring Financial Center
148 Jennifer Road
Annapolis, MD 21401
The Equipment Leasing Company
53 Loveton Circle, Suite 100
Sparks, MD 21152
Sandy Spring Insurance Corp.
T/A Chesapeake Insurance Group
151 West Street, Suite 300
Annapolis, MD 21401
Sandy Spring Mortgage and
Columbia Center
9112 Guilford Road
Columbia, MD 21046
West Financial Services, Inc.
1355 Beverly Road, Suite 250
McLean, Virginia 22101
Neff & Associates
2805 Philadelphia Avenue, Suite 3
Ocean City, MD 21842

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements are filed as a part of this report:
  Consolidated Balance Sheets at December 31, 2006 and 2005
  Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
  Notes to the Consolidated Financial Statements
  Reports of Registered Public Accounting Firm
All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.
     The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
2(a)	Agreement and Plan of Merger dated October 10, 2006 by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Potomac Bank of Virginia	Exhibit 2.1 to Form 8-K dated October 10, 2006, SEC File No. 0-19065

2(b)	Agreement and Plan of Merger dated December 13, 2006 between Sandy Spring Bancorp, Inc. and CN Bancorp, Inc.	Exhibit 2.1 to Form 8-K dated December 13, 2006, SEC File No. 0-19065

2(c)	Agreement and Plan of Merger dated December 13, 2006 between Sandy Spring Bank and County National Bank.	Exhibit 2.2 to Form 8-K dated December 13, 2006, SEC File No. 0-19065

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.

10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(i)*	Supplemental Executive Retirement Agreement by and between Sandy Spring National Bank of Maryland and Hunter R. Hollar, as amended	Exhibit 10(i) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:
10(j)*	Form of Supplemental Executive Retirement Agreement by and between Sandy Spring Bank and each of Frank L. Bentz, III; R. Louis Caceres; Ronald E. Kuykendall; Daniel J. Schrider; Frank H. Small; and Sara E. Watkins, as amended	Exhibit 10(j) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring National Bank of Maryland, and Hunter R. Hollar	Exhibit 10A to Form 10-Q for the quarter ended March 31, 2003, SEC File No. 0-19065.

10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(o)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins	Exhibit 10(p) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall	Exhibit 10(q) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(q)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank L. Bentz, III	Exhibit 10(r) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(r)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(s)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(t) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(t)	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-117330.

10(u)	Voting Agreement dated October 10, 2006 by and among Sandy Spring Bancorp, Inc. and the shareholders of Potomac Bank of Virginia who are signatories thereto	Exhibit 10.1 to Form 8-K dated October 10, 2006, SEC File No. 0-19065

10(v)	Voting Agreement dated December 13, 2006 by and among Sandy Spring Bancorp, Inc. and the stockholders of CN Bancorp, Inc. who are signatories thereto.	Exhibit 10.1 to Form 8-K dated December 13, 2006, SEC File No. 0-19065

21	Subsidiaries

23	Consent of Registered Public Accounting Firm

31 (a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32 (a),(b)	18 U.S.C. Section 1350 Certifications

*	Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.
Shareholders may obtain, upon payment of a reasonable fee, a copy of the exhibits to this Report on Form 10-K by writing Ronald E. Kuykendall, Executive Vice President, General Counsel and Secretary, at Sandy Spring Bancorp, Inc., 17801 Georgia Avenue, Olney, Maryland 20832. Shareholders also may access a copy of the Form 10-K including exhibits on the SEC Website at www.sec.gov or through the Company’s Investor Relations Website maintained at www.sandyspringbank.com.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Hunter R. Hollar
Hunter R. Hollar President and Chief Executive Officer

February 28, 2007

Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2007.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Hunter R. Hollar	/s/ Philip J. Mantua
Hunter R. Hollar	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ John Chirtea John Chirtea	Director

/s/ Mark E. Friis Mark E. Friis	Director

/s/ Susan D. Goff Susan D. Goff	Director

/s/ Solomon Graham Solomon Graham	Director

/s/ Marshall H. Groom Marshall Groom	Director

/s/ Gilbert L. Hardesty Gilbert L. Hardesty	Director

/s/ Pamela A. Little Pamela A. Little	Director

/s/ Charles F. Mess Charles F. Mess	Director

/s/ Robert L. Orndorff, Jr. Robert L. Orndorff, Jr.	Director

/s/ David E. Rippeon David E. Rippeon	Director

/s/ Craig A. Ruppert Craig A. Ruppert	Director

/s/ Lewis R. Schumann Lewis R. Schumann	Director

/s/ W. Drew Stabler W. Drew Stabler	Chairman of the Board, Director