Form 10-Q
period 2007-03-31
SANDY SPRING BANCORP INC
filed 2007-05-07
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
     The number of shares of common stock outstanding as of April 23, 2007 is 15,735,864 shares.

SANDY SPRING BANCORP, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share data)	2007	2006

ASSETS
Cash and due from banks	$61,145	$54,945
Federal funds sold	48,138	48,978

Cash and cash equivalents	109,283	103,923

Interest-bearing deposits with banks	28,192	2,974
Residential mortgage loans held for sale	9,660	10,595
Investments available-for-sale (at fair value)	282,023	256,845

Investments held-to-maturity — fair value of $266,937 (2007) and $273,206 (2006)	261,208	267,344
Other equity securities	17,709	16,719
Total loans and leases	2,036,182	1,805,579
Less: allowance for loan and lease losses	(22,186)	(19,492)

Net loans and leases	2,013,996	1,786,087
Premises and equipment, net	50,834	47,756
Accrued interest receivable	16,485	15,200
Goodwill	53,913	12,494
Other intangible assets, net	15,244	10,653
Other assets	86,930	79,867

Total assets	$2,945,477	$2,610,457

LIABILITIES
Noninterest-bearing deposits	$449,604	$394,662
Interest-bearing deposits	1,824,718	1,599,561

Total deposits	2,274,322	1,994,223
Short-term borrowings	325,657	314,732
Other long-term borrowings	8,274	1,808
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	26,905	26,917

Total liabilities
COMMITMENTS AND CONTINGENCIES	2,670,158	2,372,680
STOCKHOLDERS’ EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 15,724,895 (2007) and 14,826,805 (2006)	15,725	14,827
Additional paid in capital	60,520	27,869
Retained earnings	203,044	199,102
Accumulated other comprehensive loss	(3,970)	(4,021)

Total stockholders’ equity	275,319	237,777

Total liabilities and stockholders’ equity	$2,945,477	$2,610,457

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Interest Income:
Interest and fees on loans and leases	$34,574	$28,858
Interest on loans held for sale	195	150
Interest on deposits with banks	90	10
Interest and dividends on securities:
Taxable	3,871	3,031
Exempt from federal income taxes	2,727	3,016
Interest on federal funds sold	437	112

TOTAL INTEREST INCOME	41,894	35,177
Interest Expense:
Interest on deposits	13,788	7,674
Interest on short-term borrowings	3,481	3,749
Interest on long-term borrowings	610	577

TOTAL INTEREST EXPENSE	17,879	12,000

NET INTEREST INCOME	24,015	23,177
Provision for loan and lease losses	839	950

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,176	22,227
Noninterest Income:
Securities gains	2	0
Service charges on deposit accounts	2,308	1,848
Gains on sales of mortgage loans	638	782
Fees on sales of investment products	800	718
Trust and investment management fees	2,281	2,116
Insurance agency commissions	2,690	2,108
Income from bank owned life insurance	684	553
Visa check fees	590	535
Other income	913	1,186

TOTAL NONINTEREST INCOME	10,906	9,846
Noninterest Expenses:
Salaries and employee benefits	13,434	12,471
Occupancy expense of premises	2,417	2,126
Equipment expenses	1,602	1,316
Marketing	529	341
Outside data services	926	781
Amortization of intangible assets	802	742
Other expenses	3,904	2,579

TOTAL NONINTEREST EXPENSES	23,614	20,356

Income Before Income Taxes	10,468	11,717
Income Tax Expense	2,923	3,377

NET INCOME	$7,545	$8,340

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Basic Net Income Per Share	$0.49	$0.56
Diluted Net Income Per Share	0.49	0.56
Dividends Declared Per Share	0.23	0.22
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$7,545	$8,340
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,393	2,066
Provision for loan and lease losses	839	950
Stock compensation expense	226	142
Deferred income taxes (benefits)	(960)	(16)
Origination of loans held for sale	(73,782)	(55,018)
Proceeds from sales of loans held for sale	75,356	58,585
Gains on sales of loans held for sale	(638)	(662)
Securities gains	(2)	0
Net (increase) in accrued interest receivable	(108)	293
Net (increase) decrease in other assets	(4,417)	702
Net decrease in accrued expenses and other liabilities	(2,272)	(4,826)
Other – net	(654)	244

Net cash provided by operating activities	3,526	10,800
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	(25,218)	67
Purchases of other equity securities	(118)	(749)
Purchases of investments available-for-sale	(4,967)	(10,000)
Proceeds from the sales of other real estate owned	192	0
Proceeds from maturities, calls and principal payments of investments held-to-maturity	9,613	4,840
Proceeds from maturities, calls and principal payments of investments available-for-sale	12,382	30,531
Net increase in loans and leases	(34,651)	(57,821)
Purchase of loans and leases	0	(2,148)
Acquisition of business activity, net	(28,039)	0
Expenditures for premises and equipment	(660)	(1,245)

Net cash (used in) investing activities	(71,466)	(36,525)
Cash flows from financing activities:
Net increase in deposits	83,134	36,145
Net increase (decrease) in short-term borrowings	(6,513)	3,563
Retirement of long-term borrowings	(64)	0
Proceeds from issuance of common stock	346	245
Dividends paid	(3,603)	(3,255)

Net cash provided by financing activities	73,300	36,698

Net increase in cash and cash equivalents	5,360	10,973
Cash and cash equivalents at beginning of period	103,923	53,443

Cash and cash equivalents at end of period	$109,283	$64,416

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Supplemental Disclosures:
Interest payments	$17,196	$11,511
Income tax payments	5,910	317
Reclassification of borrowings from long-term to short-term	87	87
Details of acquisition:
Fair value of assets acquired	$252,487	0
Fair value of liabilities assumed	(224,956)	0
Stock issued for acquisition	(32,977)	0
Purchase price in excess of net assets acquired	39,914	0

Cash paid for acquisition	34,468	0
Cash acquired with acquisition	(6,429)	0

Acquisition of business activity, net	28,039	0

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (loss)	Equity

Balances at January 1, 2007	$14,827	$27,869	$199,102	$(4,021)	$237,777

Comprehensive income:

Net income			7,545		7,545
Other comprehensive income, net of tax effects and reclassification adjustment				51	51

Total comprehensive income					7,596

Cash dividends — $0.23 per share			(3,603)		(3,603)

Stock compensation expense		226			226

Common stock issued pursuant to:

Acquisition of Potomac Bank- 886,989 shares	887	32,090			32,977

Stock option plan – 6,200 shares	6	190			196

Employee stock purchase plan – 4,901 shares	5	145			150

Balances at March 31, 2007	$15,725	$60,520	$203,044	$(3,970)	$275,319

Balances at January 1, 2006	$14,794	$26,599	$179,259	$(594)	$220,058

Comprehensive income:

Net income			8,340		8,340

Other comprehensive loss, net of tax effects				(393)	(393)

Total comprehensive income					7,947

Cash dividends — $0.22 per share			(3,255)		(3,255)

Stock Compensation Expense		142			142

Common stock issuance pursuant to:

Stock option plan – 2,950 shares	3	91			94

Employee stock purchase plan — 4,997 shares	5	146			151

Balances at March 31, 2006	$14,802	$26,978	$184,344	$(987)	$225,137

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General
     The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp’s 2006 Annual Report on Form 10-K. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2007.
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
Note 2 — Acquisitions
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
     On February 15, 2007, the Company completed the acquisition of Potomac Bank of Virginia (“Potomac”), a bank headquartered in Fairfax, Virginia. Potomac operated five branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with Potomac was to gain entry into the northern Virginia high growth market. The total consideration paid to Potomac shareholders in connection with the acquisition was $64.4 million. The results of Potomac’s operations have been included in the Company’s consolidated financial results subsequent to February 15, 2007. The assets and liabilities of Potomac were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of February 15, 2007 and are subject to further refinement as further information becomes available. The transaction resulted in total assets acquired as of February 15, 2007 of $252.5 million, including approximately $196.0 million of loans and leases; liabilities assumed were $225.0 million, including $197.0 million of deposits. Additionally, the Company recorded $39.9 million of goodwill, $5.1 million of core deposit intangible (“CDI”) and $0.3 million of other intangibles. CDI are subject to amortization and are being amortized over seven years on a straight-line basis.
     The acquisition of Potomac is considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”
Pending Acquisitions
In December 2006, the Company entered into a merger agreement to acquire CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County National”). CNB is the holding company for County National and had consolidated total assets of $164 million at March 31, 2007. County National, with assets of $158 million as of March 31, 2007, is a commercial bank headquartered in Pasadena, Maryland, with four full-service branches located in Anne Arundel County, Maryland.

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
Note 3 — New Accounting Pronouncements
Adopted Accounting Pronouncements
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

Pending Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $19.0 million as of December 31, 2006 and is currently assessing the financial statement impact of implementing EITF 06-04.
In November 2006, the EITF released Issue 06-10, “Accounting for Deferred compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”. On November 29, 2006 the FASB ratified the tentative conclusions reached by the EITF on this Issue and approved the issuance of a draft abstract for a public comment period. This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company had no collateral assignment split dollar life insurance policies as of March 31, 2006 and does not expect that the implementation of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose, at specified dates, to measure eligible items at fair value. This election is referred to as the fair value option and must generally be applied on an instrument by instrument basis; is irrevocable, unless a new election occurs; and is applied only to an entire instrument, not to only specified risks, specific cash flows, or portions of an instrument. A business entity that elects the fair value option, must report any unrealized gains and losses on the items involved, in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The effective date of SFAS No. 159 is for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.
Note 4 — Stock Based Compensation
At December 31, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,464,263 are available for issuance at March 31, 2007, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.
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
Effective December 13, 2006, the Board of Directors approved the granting of approximately 105,623 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of December 13, 2007, 2008, and 2009, respectively. In addition, on December 13, 2006, the Board of Directors granted 31,483 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of December 13, 2007, 2008, 2009, 2010, and 2011, respectively. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.2 million, net of a tax benefit of approximately $15 thousand, for the three month period ended March 31, 2007, and $0.1 million, net of tax benefit of $22 thousand, for the three month period ended March 31, 2006.
The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model.
The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $35,000 and $9,000.
No options were granted for the three month periods ended March 31, 2007 and 2006.
A summary of share option activity for the three month period ended March 31, 2007 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercised	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Share Price	Life(Years)	Value
		(Unaudited)
Balance at January 1, 2007	1,032,585	$33.77	6.1	$3,762
Options (at fair value) related to option plan of acquired Bank	60,503	18.10	5.6
Exercised	(6,200)	31.73	5.5
Forfeited or expired	(4,837)	38.31	8.0

Balance at March 31, 2007	1,082,051	$33.55	5.9	$5,237

Exercisable at March 31, 2007	899,247	$31.18		$5,237

A summary of the status of the Company’s nonvested options as of March 31, 2007, and changes during the three month period then ended, is presented below (unaudited):

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value

Nonvested at January 1, 2007	183,075	$7.54
Granted	0	0
Vested	0	0
Forfeited	(271)	8.14

Nonvested at March 31, 2007	182,804	7.54

     The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.
     The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.2 million as of March 31, 2007. That cost is expected to be recognized over a weighted average period of approximately 2 years.
     The Company generally issues authorized but previously unissued shares to satisfy option exercises.
Note 5 — Per Share Data
     The calculations of net income per common share for the three month periods ended March 31, 2007 and 2006 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended
per share data)	March 31,
	2007	2006
Basic:
Net income available to common stockholders	$7,545	$8,340
Average common shares outstanding	15,269	14,798
Basic net income per share	$0.49	$0.56

Diluted:
Net income available to common stockholders	$7,545	$8,340
Average common shares outstanding	15,269	14,798
Stock option adjustment	132	127

Average common shares outstanding-diluted	15,401	14,925
Diluted net income per share	$0.49	$0.56

     Options for 674,922 shares and 587,571 shares of common stock were not included in computing diluted net income per share for the three month periods ended March 31, 2007 and 2006, respectively, because their effects are antidilutive.
Note 6 — Pension, Profit Sharing, and Other Employee Benefit Plans
Defined Benefit Pension Plan
     The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits equal the sum of three parts: (a) the benefit accrued as of December 31, 2000, based on the formula of 1.50% of the highest five year average salary as of that date times years of service as of that date, plus (b) 1.75% of each year’s earnings after December 31, 2000 through December 31, 2005, plus (c) 1.00% of each year’s earnings after December 31, 2005. In addition, if the participant’s age plus years of service as of January 1, 2001, equal at least 60 and the participant had at least 15 years of service at that date, he or she will receive an additional benefit of 1.00% of year 2000 earnings for each of the first 10 years of service completed after December 31, 2000. Early retirement is also permitted by the Plan at age 55 after 10 years of service. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds. Contributions provide not only for benefits attributed to service to date, but also for the benefit expected to be earned in the coming years. The Company’s funding policy is to contribute at least the minimum amount necessary to keep the plan fully funded when comparing the fair value of plan assets to the accumulated benefit obligation. The Company, with input from its actuaries, estimates that the 2007 contribution will be approximately $1.3 million which will maintain the pension plan’s fully funded status based on its accumulated benefit obligation.
     FASB Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the overfunded or underfunded status of the above described defined benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference was recorded as an adjustment to the beginning balances of retained earnings and/or other comprehensive income. At December 31, 2006 the projected benefit obligation of the plan exceeded the fair value of plan assets by $1.9 million. This amount may change significantly by December 31, 2007 due to a management decision to change the amount of the 2007 contribution.
     Net periodic benefit cost for the three month periods ended March 31 includes the following components:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Service cost for benefits earned	$320	$276
Interest cost on projected benefit obligation	341	308
Expected return on plan assets	(379)	(344)
Amortization of prior service cost	(44)	(44)
Recognized net actuarial loss	136	111

Net periodic benefit cost	$374	$307

Cash and Deferred Profit Sharing Plan
     The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $0.4 million for both of the three month periods ended March 31, 2007 and 2006, respectively.
     The Company also has a performance based compensation benefit which is integrated with the Cash and Deferred Profit Sharing Plan and which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $0 and $0.5 for the three month periods ended March 31, 2007 and 2006, respectively.
Supplemental Executive Retirement Agreements
     The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.3 million and $0.2 million for the three month periods ended March 31, 2007 and 2006, respectively.

Executive Health Insurance Plan
     The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $28 thousand and $21 thousand for the three month periods ended March 31, 2007 and 2006, respectively.
Note 7 — Unrealized Losses on Investments
     Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.
     Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2007 and 2006 are as follows:

		Continuous unrealized losses
(In thousands)		existing for:
		Less than 12	More than 12	Total Unrealized
Available for sale as of March 31, 2007	Fair Value	months	months	Losses
U.S. Agency	$175,997	$30	$1,011	$1,041
U.S. Treasury Notes	599	0	1	1
Mortgage-backed	2,190	3	5	8

	$178,786	$33	$1,017	$1,050

		Continuous unrealized losses
(In thousands)		existing for:
		Less than 12	More than 12	Total Unrealized
Available for sale as of March 31, 2006	Fair Value	months	months	Losses
U.S. Agency	$200,022	$1,576	$1,385	$2,961
U.S. Treasury Notes	592	8	0	8
Mortgage-backed	328	4	3	7

	$200,942	$1,588	$1,388	$2,976

     Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of March 31, 2007 and 2006 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2007 and 2006 all have minimal duration risk (1.05 years in 2007 and 1.66 years in 2006), low credit risk, and minimal loss (approximately 0.58% in 2007 and 1.46% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.
     Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2007 and 2006 are as follows:

		Continuous unrealized losses
(In thousands)		existing for:
		Less than 12	More than 12	Total Unrealized
Held to Maturity as of March 31, 2006	Fair Value	months	months	Losses
U.S. Agency	$33,853	$0	$558	$558
State and municipal	13,803	7	62	69

	$47,656	$7	$620	$627

		Continuous unrealized losses
(In thousands)		existing for:
		Less than 12	More than 12	Total Unrealized
Held to Maturity as of March 31, 2006	Fair Value	months	months	Losses
U.S. Agency	$33,236	$1,164	$0	$1,164
State and municipal	38,930	86	202	288

	$72,166	$1,250	$202	$1,452

     Approximately 84% and 86% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of March 31, 2007 and 2006, respectively, are rated AAA and 16% and 14% as of March 31, 2007 and 2006, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.34 years in 2007 and 4.89 years in 2006), low credit risk, and minimal losses (approximately 1.30% in 2007 and 1.97% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.
Note 8 — Segment Reporting
     The Company operates in four operating segments—Community Banking, Insurance, Leasing, and Investment Management. Only Community Banking currently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K. However, the segment data reflect intersegment transactions and balances.
     The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.5 million and $0.4 million for the three month periods ended March 31, 2007 and 2006, respectively.
     The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the three month periods ended March 31, 2007 and 2006.
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
     The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $676.0 million in assets under management as of March 31, 2007. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended March 31, 2007 and 2006.
     Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total

Quarter ended March 31, 2007

Interest income	$41,509	$15	$644	$15	$(289)	$41,894
Interest expense	17,910	0	258	0	(289)	17,879
Provision for loan and lease losses	839	0	0	0	0	839
Noninterest income	6,953	2,877	149	1,083	(156)	10,906
Noninterest expenses	21,306	1,290	270	904	(156)	23,614

Income before income taxes	8,407	1,602	265	194	0	10,468
Income tax expense	2,108	634	105	76	0	2,923

Net income	$6,299	$968	$160	$118	$0	$7,545

Assets	$2,946,888	$11,611	$33,200	$8,937	$(55,159)	$2,945,477

Quarter ended March 31, 2006

Interest income	$34,826	$21	$508	$3	$(181)	$35,177
Interest expense	12,023	0	157	1	(181)	12,000
Provision for loan and lease losses	950	0	0	0	0	950
Noninterest income	6,485	2,294	275	1,001	(209)	9,846
Noninterest expenses	18,110	1,386	220	849	(209)	20,356

Income before income taxes	10,228	929	406	154	0	11,717
Income tax expense	2,778	368	170	61	0	3,377

Net income	$7,450	$561	$236	$93	$0	$8,340

Assets	$2,498,948	$10,022	$26,971	$6,940	$(43,304)	$2,499,577

Note 9 — Comprehensive Income
     The components of total comprehensive income for the three month periods ended March 31, 2007 and 2006 are as follows:

	For the three months ended March 31,
	2007			2006
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount

Net Income			$7,545			$8,340
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	733	(290)	443	(650)	257	(393)
Reclassification adjustment for (gains) losses included in net income	(2)	1	(1)	0	0	0
Adjustment for pensions (FAS 158)	(643)	252	(391)	0	0	0

Total change in other comprehensive income	88	(37)	51	(650)	257	(393)

Total comprehensive income			$7,596			$7,947

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
THE COMPANY
     The Company is the registered bank holding company for Sandy Spring Bank (the “Bank”), headquartered in Olney, Maryland. The Bank operates thirty-eight community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudoun counties in Virginia, together with an insurance subsidiary, an equipment leasing company and an investment management company in McLean, Virginia.
     The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2007, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 53% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 47%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities may arise.

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

Table 1 — GAAP based and traditional efficiency ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Noninterest expenses-GAAP based	$23,614	$20,356
Net interest income plus noninterest income- GAAP based	34,921	33,023

Efficiency ratio-GAAP based	67.62%	61.64%

Noninterest expenses-GAAP based	$23,614	$20,356
Less non-GAAP adjustment:
Amortization of intangible assets	802	742

Noninterest expenses-traditional ratio	22,812	19,614
Net interest income plus noninterest income- GAAP based	34,921	33,023
Plus non-GAAP adjustment:
Tax-equivalency	1,285	1,442
Less non-GAAP adjustments:
Securities gains (losses)	2	0

Net interest income plus noninterest Income — traditional ratio	36,204	34,465
Efficiency ratio — traditional	63.01%	56.91%

A. FINANCIAL CONDITION
     The Company’s total assets were $2.9 billion at March 31, 2007, increasing $335.0 million or 13% during the first three months of 2007. Earning assets increased by 11% or $274.1 million in the first three months of 2007 to $2.7 billion at March 31, 2007. These increases were mainly the result of the acquisition of Potomac Bank in February, 2007.
     Total loans and leases, excluding loans held for sale, increased 13% or $230.6 million during the first three months of 2007, to $2.0 billion. This increase was mainly the result of the acquisition of Potomac Bank. During this period, commercial loans and leases increased by $211.1 million or 23%, attributable primarily to commercial loans (up 35%) and commercial mortgage loans (up 22%.) Consumer loans increased by $12.8 million or 4%, primarily due to an increase in home equity loans. Residential real estate loans grew by $6.7 million or 1% due to an increase in residential mortgage loans. Residential mortgage loans held for sale decreased by $0.9 million from December 31, 2006, to $9.7 million at March 31, 2007. Virtually all of the above increases were due to the acquisition of Potomac Bank of Virginia during the first quarter of 2007. Excluding the Potomac acquisition, the loan portfolio increased 1% over December 31, 2006. This was comprised of a 4% increase in commercial loans which was somewhat offset by small declines in consumer and residential real estate loans.

Table 2 — Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	March 31, 2007%		December 31,	2006	%

Residential real estate	$548,921	27%	$542,251		30%
Commercial loans and leases	1,129,654	55	918,511		51
Consumer	357,607	18	344,817		19

Total Loans and Leases	2,036,182	100%	1,805,579		100%

Less: Allowance for credit losses	(22,186)		(19,492)

Net loans and leases	$2,013,996		$1,786,087

     Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At March 31, 2007, the Company had a total of $42.8 million in residential real estate loans and $1.8 million in consumer loans with a LTV greater than 90%. Commercial loans, with a LTV greater than 75% to 85% depending on the type of loan, totaled $33.8 million at March 31, 2007. Interest only loans at March 31, 2007 include almost all of the $200.9 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio) and $72.2 million in other loans. The aggregate of these loan concentrations was $351.5 million at March 31, 2007, which represented 17% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.
     The total investment portfolio increased by 4% or $20.0 million from December 31, 2006, to $560.9 million at March 31, 2007. The increase was driven by an increase of $25.2 million or 10% in available-for-sale securities and $1.0 million or 6% in other equity securities, offset by a decline of $6.1 million or 2% in held-to-maturity securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $24.4 million during the first three months of 2007, reaching $76.3 million at March 31, 2007.
     Table 3 — Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	March 31, 2007%		December 31,	2006%

Noninterest-bearing deposits	$449,604	20%	$394,662	20%

Interest-bearing deposits:
Demand	241,148	11	233,841	12
Money market savings	588,704	26	518,146	26
Regular savings	164,293	7	160,035	8
Time deposits less than $100,000	472,799	21	406,910	20
Time deposits $100,000 or more	357,774	15	280,629	14

Total interest-bearing	1,824,718	80	1,599,561	80

Total deposits	$2,274,322	100%	$1,994,223	100%

     Total deposits were $2.3 billion at March 31, 2007, increasing $280.1 million or 14% from December 31, 2006. During the first three months of 2007, growth rates of 16% were achieved for time deposits of less than $100,000 (up $65.9 million), 27% for time deposits of $100,000 or more (up $77.1 million),14% for money market deposits (up $70.6 million.), 14% for non-interest bearing demand deposits (up $54.9 million), 3% for interest-bearing demand deposits (up $7.3 million) and 3% for interest-bearing regular savings (up $4.3 million). These increases were mainly the result of the Potomac Bank acquisition. Excluding the Potomac acquisition, deposits increased 4% compared to December 31, 2006, due primarily to increases in time and money market deposits.
     Total borrowings were $368.9 million at March 31, 2007, which represented an increase of $17.4 million or 5% from December 31, 2006. This increase was mainly due to an increase of $15.3 million, or 15%, in customer repurchase agreements resulting from the acquisition of Potomac during the first quarter of 2007.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN
INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp

POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
March 2007	-8.59	-6.31	-4.12	-1.27	0.71	-0.67	-2.89	-5.82
December 2006	-13.67	-10.94	-7.68	-3.12	0.37	-2.27	-5.37	-9.87
     The Net Interest Income at Risk position decreased since the 4th quarter of 2006 in all rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of -8.59%. This is also well within our prescribed policy limit of 25%.
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
ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN
INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp

POLICY LIMIT	-40%	-30%	-22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
March 2007	-14.05	-9.66	-4.49	-0.24	-2.46	-8.23	-15.31	-22.57
December 2006	-17.78	-13.07	-7.18	-1.67	-6.09	-14.95	-24.51	-35.53
     Measures of the economic value of equity (EVE) at risk position decreased over year-end 2006 in all rising rate shock bands as well as all falling rate bands. The risk position improved substantially due to additional core deposits from the PBOV acquisition in February. Although assumed to be unlikely, our largest exposure is at the -400bp level, with a measure of -22.57%. This is also well within our prescribed policy limit of 40%.
Liquidity
     Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2007 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $93.1 million, which increased from an excess of $72.5 million at December 31, 2006. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.
     The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $782.7 million from the Federal Home Loan Bank of Atlanta, of which $585.1 million was available based on pledged collateral with $219.2 million outstanding at March 31, 2007. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $153.1 million at March 31, 2007, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2007.

     The following is a schedule of significant commitments at March 31, 2007:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$423,797
Other commitments to extend credit	170,114
Standby letters of credit	44,853

$638,764

Capital Management
     The Company recorded a total risk-based capital ratio of 11.50% at March 31, 2007, compared to 13.62% at December 31, 2006; a tier 1 risk-based capital ratio of 10.54%, compared to 12.64%; and a capital leverage ratio of 9.16%, compared to 9.81%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2006, is appropriate.
     Stockholders’ equity for March 31, 2007, totaled $275.3 million, representing an increase of $37.5 million or 16% from $237.8 million at December 31, 2006.
     Internal capital generation (net income less dividends) added $3.9 million to total stockholders’ equity during the first three months of 2007. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 6% compared to 9% reported for the full-year 2006.
     External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan and for the acquisition of Potomac Bank) totaled $33.3 million during the three month period ended March 31, 2007.
     Dividends for the first three months of the year were $0.23 per share in 2007, compared to $0.22 per share in 2005, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 47% versus 39% for the first three months of 2006.
B. RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
     Net income for the first three months of the year decreased $0.8 million or 10% to $7.5 million in 2007 from $8.3 million in 2006, representing annualized returns on average equity of 11.96% in 2007 and 15.26% in 2006, respectively. Diluted earnings per share (EPS) for the first three months of the year were $0.49 in 2007, compared to $0.56 in 2006.
     Net interest income grew by $0.8 million, or 4%, to $24.0 million for the first three months of 2007, while total noninterest income grew by $1.1 million, or 11% for the period. However, this growth was more than offset by a $3.3 million, or 16%, increase in noninterest expenses.
     The increase in net interest income was the result of continued growth in the loan portfolio and higher loan yields which were largely offset by increased rates on interest-bearing deposits and an increased use of time deposits, as noninterest bearing deposits continued to decrease. These factors produced a net interest margin decrease of 28 basis points to 4.07% for the three months ended March 31, 2007, from 4.35% for the same period of 2006, and the net interest spread decreasing by 39 basis points.

Table 4 - Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)

	For the three months ended March 31,
	2007			2006
			Annualized			Annualized
	Average	Interest	Average	Average	Interest	Average
	Balance	(1)	Yield/Rate	Balance	(1)	Yield/Rate

Assets
Total loans and leases (2)	$1,926,614	$34,769	7.30%	$1,728,377	$29,008	6.79%
Total securities	551,566	7,883	5.86	555,061	7,489	5.51
Other earning assets	40,617	527	5.26	11,227	122	4.41

TOTAL EARNING ASSETS	2,518,797	43,179	6.95%	2,294,665	36,619	6.46%
Nonearning assets	226,416			190,022

Total assets	$2,745,213			$2,484,687

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$231,152	189	0.33%	$236,570	165	0.28%
Money market savings deposits	547,135	4,974	3.69	371,686	2,349	2.56
Regular savings deposits	163,037	156	0.39	199,281	215	0.44
Time deposits	749,131	8,469	4.58	573,462	4,945	3.50

Total interest-bearing deposits	1,690,455	13,788	3.31	1,380,999	7,674	2.25
Short-term borrowings	316,929	3,481	4.45	403,422	3,749	3.74
Long-term borrowings	40,939	610	5.97	37,109	577	6.22

Total interest-bearing liabilities	2,048,323	17,879	3.54	1,821,530	12,000	2.66

Noninterest-bearing demand deposits	408,954			418,214
Other noninterest-bearing liabilities	32,155			23,344
Stockholders’ equity	255,781			221,599

Total liabilities and stockholders’ equity	$2,745,213			$2,484,687

Net interest income and spread		$25,300	3.41%		$24,619	3.80%

Less: tax equivalent adjustment		1,285			1,442

Net interest income		24,015			23,177

Net interest margin (3)			4.07%			4.35%

Ratio of average earning assets to Average interest-bearing liabilities	122.97%			125.97%

(1)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%), to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $1.3 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Non-accrual loans are included in the average balances.

(3)	Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.
Net Interest Income
     Net interest income for the first three months of the year was $24.0 million in 2007, an increase of 4% from $23.2 million in 2006, due primarily to an 11% increase in average loans and leases and a 51 basis point increase in tax-equivalent yield on loans when compared to the first three months of 2006. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 3%, to $25.3 million in 2007 from $24.6 million in 2006. The effects of changes in average balances, yields and rates are presented in Table 5.
     For the first three months, total interest income increased by $6.7 million or 19% in 2007, compared to 2006. On a non-GAAP tax-equivalent basis, interest income increased by 18%. Average earning assets increased by 10% versus the prior period to $2.5 billion from $2.3 billion; while the average yield earned on those assets increased by 49 basis points to 6.95%. Comparing the first three months of 2007 versus the same period in 2006, average total loans and leases grew by 11% to $1.9 billion (76% of average earning assets, versus 75% a year ago), while recording a 51 basis point increase in average yield to 7.30%. Average commercial loans and leases increased by 27% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 4% (attributable primarily to home equity loan growth); and residential real estate loans decreased by 5% (reflecting decreases in both mortgage and construction lending).

Over the same period, average total securities decreased by 1% to $551.6 million (22% of average earning assets, versus 24% a year ago), while the average yield earned on those assets increased by 35 basis points to 5.86%.
     Interest expense for the first three months of the year increased by $5.9 million or 49% in 2007 compared to 2006. Average total interest-bearing liabilities increased by 12% over the prior year period, while the average rate paid on these funds increased by 88 basis points to 3.54%. As shown in Table 4, all categories of interest-bearing liabilities, except regular savings deposits, showed increases in the average rate as market interest rates continued to rise.
Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2007 vs. 2006			2006 vs. 2005
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$5,761	$3,481	$2,280	$7,800	$4,161	$3,639
Securities	394	(51)	445	(1,142)	(1,173)	31
Other earning assets	405	377	28	65	9	56

Total interest income	6,560	3,807	2,753	6,723	2,997	3,726
Interest expense on funding of earning assets:
Interest-bearing demand deposits	24	(4)	28	18	(1)	19
Regular savings deposits	(59)	(36)	(23)	35	(18)	53
Money market savings deposits	2,625	1,357	1,268	1,267	(11)	1,278
Time deposits	3,524	1,755	1,769	2,166	725	1,441
Total borrowings	(235)	(893)	658	1,527	778	749

Total interest expense	5,879	2,179	3,700	5,013	1,473	3,540

Net interest income	$681	$1,628	$(947)	$1,710	$1,524	$186

*	Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.
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
     The provision for loan and lease losses totaled $.8 million for the first three months of 2007 compared to $1.0 million in the same period of 2006. The Company experienced net recoveries during the first three months of 2007 of $3 thousand compared to net charge-offs of $189 thousand for the first three months of 2006.
     Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2007, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.09% of total loans and leases at March 31, 2007 and 1.08% at December 31, 2006. The allowance increased during the first three months of 2007 by $2.7 million, to $22.2 million at March 31, 2007, from $19.5 million at December 31, 2006. The increase in the allowance during the first three months of 2007 was due to the increased provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio and the addition of a $1.9 million allowance associated with the acquisition of Potomac Bank.
     Nonperforming loans and leases increased by $3.4 million to $7.1 million at March 31, 2007 from $3.7 million at December 31, 2006, while nonperforming assets increased by $3.2 million for the same period to $7.1 million at March 31, 2007. Expressed as a percentage of total assets, nonperforming assets increased to 0.24% at March 31, 2007 from 0.15% at December 31, 2006. The allowance for loan and lease losses represented 314% of nonperforming loans and leases at March 31, 2007, compared to coverage of 498% at December 31, 2006. The increase in loans and leases 90 days past due was mainly the result of two loans in the amount of $2.7 million. Both these loans have more than adequate collateral. No losses are expected in either of these two loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at March 31, 2007 and $0.2 million at December 31, 2006. The balance of impaired loans and leases was $1.4 million at March 31, 2007, with specific reserves against those loans of $332,000, compared to $0.3 million at December 31, 2006, with specific reserves of $118,000.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)
Activity in the allowance for credit losses is shown below:

	Three Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006
Balance, January 1	$19,492	$16,886
Allowance acquired from acquisition	1,858	0
Provision for loan and lease losses	839	2,795
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(11)	(230)
Consumer	(15)	(85)

Total charge-offs	(26)	(315)
Loan recoveries:
Residential real estate	0	0
Commercial loans and leases	3	89
Consumer	20	37

Total recoveries	23	126

Net recoveries (charge-offs)	(3)	(189)

Balance, period end	$22,186	$19,492

Net recoveries (charge-offs) to average loans and leases (annual basis)	0.00%	0.01%
Allowance to total loans and leases	1.09%	1.08%
The following table presents nonperforming assets at the dates indicated:

	March 31, 2007	December 31, 2006
Non-accrual loans and leases	$1,982	$1,910
Loans and leases 90 days past due	5,084	1,823

Total nonperforming loans and leases*	7,066	3,733

Other real estate owned, net	0	182
Total nonperforming assets	$7,066	$3,915

Nonperforming assets to total assets	0.24%	0.15%

*	Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $7.8 million at March 31, 2007, compared to $10.1 million at December 31, 2006. These are credits where known information about the borrowers’ possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.
Noninterest Income and Expenses
     Total noninterest income was $10.9 million for the three month period ended March 31, 2007, an 11% or $1.0 million increase from the same period of 2006. The increase in noninterest income for the first three months of 2007 was due primarily to an increase of $0.6 million or 28% in insurance agency commissions as the result of the acquisition of Neff & Associates in January, 2006 and higher premiums from existing commercial property and casualty lines and service charges on deposit accounts increased $0.5 million or 25%. In addition, fees on sales of investment products increased

$0.1 million or 11% due to increased sales volumes and trust and investment management fees increased $0.2 million or 8% due mainly to growth in assets under management. Gains on sales of mortgage loans decreased $0.1 million or 18% due to market conditions and other income decreased $0.3 million or 23%.
     Total noninterest expenses were $23.6 million for the three month period ended March 31, 2007, a 16% or $3.3 million increase from the same period in 2006. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Salaries and employee benefits increased $1.0 million or 8% during the first three months of 2007 due in part to the acquisition of Potomac Bank in February 2007, as well as growth in the number of full-time equivalent employees. Marketing expenses increased by $0.2 million or 55% as part of the Company’s plan to increase brand recognition and to grow market share, while outside data services grew by $0.1 million or 19%. Occupancy and equipment expenses increased $0.3 million or 14% due to growth in the branch network and the acquisition of Potomac Bank. Average full-time equivalent employees increased to 681 during the first three months of 2007, from 624 during the like period in 2006, a 9% increase. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $11,000 in 2007 and $13,000 in 2006. Other noninterest expenses increased $1.3 million or 51% primarily due to $.6 million in merger costs incurred due to the acquisition of Potomac Bank during the first quarter of 2007.
Income Taxes
     The effective tax rate decreased to 27.9% for the three month period ended March 31, 2007, from 28.8% for the prior year period. This decrease was primarily due to the acquisition in February 2007 of Potomac Bank which is not subject to state income taxes.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Financial Condition — Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2006.
Item 4. CONTROLS AND PROCEDURES
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes in the risk factors as disclosed in the 2006 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended March 31, 2007.
Issuer Purchases of Equity Securities (1)

				(d) Maximum
			(c) Total Number of	Number that May Yet
			Shares Purchased as	Be Purchased Under
			Part of Publicly	the Plans or
	(a) Total Number of	(b) Average Price	Announced Plans or	Programs
Period	Shares Purchased	Paid per Share	Programs	(2)(3)
January 2007	0	NA	0	661,634
February 2007	0	NA	0	661,634
March 2007	0	NA	0	661,634

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2)	On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or approximately 786,000 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At March 31, 2007, a total of 661,634 shares remained under the plan.

(3)	Indicates the number of shares remaining under the plan at the end of the indicated month.
Item 6. EXHIBITS

Exhibit 31(a) and (b)	Rule 13a-14(a) / 15d-14(a) Certifications
Exhibit 32 (a) and (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC. (Registrant)

By:	/S/ HUNTER R. HOLLAR Hunter R. Hollar President and Chief Executive Officer

Date: May 7, 2007

By:	/S/ PHILIP J. MANTUA Philip J. Mantua Executive Vice President and Chief Financial Officer

Date: May 7, 2007