Form 10-Q
period 2007-06-30
SANDY SPRING BANCORP INC
filed 2007-08-07
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
YES  ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐  NO ☒

The number of shares of common stock outstanding as of July 19, 2007 is 14,454,612 shares.

SANDY SPRING BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share data)	2007	2006
ASSETS
Cash and due from banks	$60,816	$54,945
Federal funds sold	57,083	48,978
Cash and cash equivalents	117,899	103,923

Interest-bearing deposits with banks	74,050	2,974
Residential mortgage loans held for sale	17,874	10,595
Investments available-for-sale (at fair value)	222,123	256,845
Investments held-to-maturity — fair value of $251,553 (2007) and $273,206 (2006)	248,463	267,344
Other equity securities	19,785	16,719
Total loans and leases	2,165,008	1,805,579
Less: allowance for loan and lease losses	(23,661)	(19,492)
Net loans and leases	2,141,347	1,786,087
Premises and equipment, net	54,318	47,756
Accrued interest receivable	16,850	15,200
Goodwill	77,457	12,494
Other intangible assets, net	18,878	10,653
Other assets	92,365	79,867
Total assets	$3,101,409	$2,610,457
LIABILITIES
Noninterest-bearing deposits	$490,545	$394,662
Interest-bearing deposits	1,895,681	1,599,561
Total deposits	2,386,226	1,994,223
Short-term borrowings	334,566	314,732
Other long-term borrowings	8,038	1,808
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	31,324	26,917
Total liabilities	2,795,154	2,372,680
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,451,621 (2007) and 14,826,805 (2006)	16,452	14,827
Additional paid in capital	86,669	27,869
Retained earnings	207,430	199,102
Accumulated other comprehensive loss	(4,296)	(4,021)
Total stockholders' equity	306,255	237,777
Total liabilities and stockholders' equity	$3,101,409	$2,610,457

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans and leases	$38,393	$31,287	$72,967	$60,145
Interest on loans held for sale	272	142	467	292
Interest on deposits with banks	401	4	491	14
Interest and dividends on securities:
Taxable	3,750	3,369	7,621	6,400
Exempt from federal income taxes	2,581	2,928	5,308	5,944
Interest on federal funds sold	617	143	1,054	255
TOTAL INTEREST INCOME	46,014	37,873	87,908	73,050
Interest Expense:
Interest on deposits	15,577	8,794	29,365	16,468
Interest on short-term borrowings	3,586	4,650	7,067	8,399
Interest on long-term borrowings	652	577	1,262	1,154
TOTAL INTEREST EXPENSE	19,815	14,021	37,694	26,021
NET INTEREST INCOME	26,199	23,852	50,214	47,029
Provision for loan and lease losses	780	1,045	1,619	1,995
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,419	22,807	48,595	45,034
Noninterest Income:
Securities gains	4	1	6	1
Service charges on deposit accounts	2,630	1,950	4,938	3,798
Gains on sales of mortgage loans	773	549	1,411	1,331
Fees on sales of investment products	906	763	1,706	1,481
Trust and investment management fees	2,361	2,196	4,642	4,312
Insurance agency commissions	1,438	1,618	4,128	3,726
Income from bank owned life insurance	693	567	1,377	1,120
Visa check fees	717	612	1,307	1,147
Other income	1,351	1,139	2,264	2,325
TOTAL NONINTEREST INCOME	10,873	9,395	21,779	19,241
Noninterest Expenses:
Salaries and employee benefits	13,776	12,730	27,210	25,201
Occupancy expense of premises	2,709	2,039	5,126	4,165
Equipment expenses	1,501	1,412	3,103	2,728
Marketing	675	472	1,204	813
Outside data services	1,077	833	2,003	1,614
Amortization of intangible assets	1,031	742	1,833	1,484
Other expenses	4,190	2,600	8,094	5,179
TOTAL NONINTEREST EXPENSES	24,959	20,828	48,573	41,184
Income Before Income Taxes	11,333	11,374	21,801	23,091
Income Tax Expense	3,164	3,279	6,087	6,656
NET INCOME	$8,169	$8,095	$15,714	$16,435

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Basic Net Income Per Share	$0.51	$0.55	$1.00	$1.11
Diluted Net Income Per Share	0.51	0.54	1.00	1.10
Dividends Declared Per Share	0.23	0.22	0.46	0.44

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,714	$16,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,024	4,260
Provision for loan and lease losses	1,619	1,995
Stock compensation expense	561	300
Deferred income taxes (benefits)	(1,909)	46
Origination of loans held for sale	(169,398)	(118,052)
Proceeds from sales of loans held for sale	163,530	120,371
Gains on sales of loans held for sale	(1,411)	(1,331)
Securities gains	(6)	(1)
Net decrease (increase) in accrued interest receivable	125	(750)
Net (increase) in other assets	(4,582)	(5,688)
Net (decrease) in accrued expenses and other liabilities	648	(1,063)
Other - net	(1,103)	409
Net cash provided by operating activities	8,812	16,931
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with banks	(71,076)	315
Purchases of other equity securities	(567)	(2,951)
Purchases of investments available-for-sale	(6,741)	(94,984)
Proceeds from sales of other real estate owned	192	0
Proceeds from maturities, calls and principal payments of investments held-to-maturity	22,322	16,208
Proceeds from maturities, calls and principal payments of investments available-for-sale	94,349	58,707
Net increase in loans and leases	(64,767)	(97,585)
Purchase of loans and leases	0	(2,148)
Proceeds from sale of loans and leases	0	68,087
Acquisition of business activity, net	(16,587)	0
Expenditures for premises and equipment	(1,797)	(2,572)
Net cash used in investing activities	(44,672)	(122,862)
Cash flows from financing activities:
Net increase in deposits	55,327	15,137
Net increase in short-term borrowings	1,011	103,808
Retirement of long-term borrowings	(64)	0
Common stock purchased and retired	0	(866)
Proceeds from issuance of common stock	948	524
Dividends paid	(7,386)	(6,503)
Net cash provided by financing activities	49,836	112,100
Net increase in cash and cash equivalents	13,976	6,169
Cash and cash equivalents at beginning of period	103,923	53,443
Cash and cash equivalents at end of period	$117,899	$59,612

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Supplemental Disclosures:
Interest payments	$37,192	$25,279
Income tax payments	9,622	7,042
Reclassification of borrowings from long-term to short-term	323	175
Details of Acquisition:
Fair Value of assets acquired	$417,434	0
Fair Value of liabilities assumed	(365,709)	0
Stock issued for acquisition	(58,916)	0
Purchase price in excess of net assets acquired	63,458	0
Cash paid for acquisition	56,267	0
Cash and cash equivalents acquired with acquisition	(39,680)	0
Acquisition of business activity, net	16,587	0

See Notes to Consolidated Financial Statements.

 Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (loss)	Total Stock- holders’ Equity
Balances at January 1, 2007	$14,827	$27,869	$199,102	$(4,021)	$237,777

Comprehensive income:

Net income			15,714		15,714
Other comprehensive loss, net of tax effects and reclassification adjustment				(275)	(275)
Total comprehensive income					15,439
Cash dividends - $0.46 per share			(7,386)		(7,386)
Stock compensation expense		561			561
Common stock issued pursuant to:
Acquisition of Potomac Bank- 886,989 shares	887	32,190			33.077
Acquisition of County National Bank- 690,047 shares	690	25,149			25,839
Director stock purchase plan- 2,402 shares	2	75			77
Stock Option Plan- 35,462shares (38,870 shares issued less 3,408 shares retired)	36	542			578
Employee Stock Purchase Plan- 9,916 shares	10	283			293
Balances at June 30, 2007	$16,452	$86,669	$207,430	$(4,296)	$306,255

Balances at January 1, 2006	$14,794	$26,599	$179,259	$(594)	$220,058
Comprehensive income:
Net income			16,435		16,435
Other comprehensive loss, net of tax effects and reclassification adjustment				(1,035)	(1,035)
Total comprehensive income					15,400
Cash dividends - $0.44 per share			(6,503)		(6,503)
Stock Compensation Expense		300			300
Common stock issued pursuant to:
Director stock purchase plan- 2,381 shares	3	81			84
Stock option plan - 5,226 shares	5	156			161
Employee stock purchase plan - 9,164 shares	9	270			279
Stock repurchases- 25,000 shares	(25)	(841)			(866)
Balances at June 30, 2006	$14,786	$26,565	$189,191	$(1,629)	$228,913

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The foregoing financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2006 Annual Report on Form 10-K. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2007.

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

Note 2 - Acquisitions

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

On February 15, 2007, the Company completed the acquisition of Potomac Bank of Virginia (“Potomac”), a bank headquartered in Fairfax, Virginia. Potomac operated five branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with Potomac was to gain entry into the northern Virginia high growth market. The total consideration paid to Potomac shareholders and related merger costs in connection with the acquisition was $68.2 million. The results of Potomac’s operations have been included in the Company’s consolidated financial results subsequent to February 15, 2007. The assets and liabilities of Potomac were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of February 15, 2007 and are subject to further refinement as further information becomes available. The transaction resulted in total assets acquired as of February 15, 2007 of $252.5 million, including approximately $196.0 million of loans and leases; liabilities assumed were $224.3 million, including $197.0 million of deposits. Additionally, the Company recorded $40.0 million of goodwill, $5.1 million of core deposit intangible (“CDI”) and $0.3 million of other intangibles. CDI are subject to amortization and are being amortized over seven years on a straight-line basis.

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County National”). County National was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of the acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.9 million. The results of CNB’s operations have been included in the Company’s consolidated financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007 and are subject to further refinement as further information becomes available. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $23.4 million of goodwill, $4.6 million of core deposit intangible (“CDI”) and $0.1million of other intangibles. CDI are subject to amortization and are being amortized over seven years on a straight-line basis.

The acquisitions of Potomac and County National are considered immaterial for purposes of the disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 - New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement was effective for all financial instruments acquired, issued, or subject to remeasurement for fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, and an amendment of FASB Statement No. 140.”  The statement amends SFAS No. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  This statement was effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-05 was for fiscal years beginning after December 15, 2006. The adoption of this EITF release did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the overfunded or underfunded status of the above described defined benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference was recorded as an adjustment to the December 31, 2006 balance shown in accumulated other comprehensive income (loss), a component of the Company’s Stockholders Equity. At December 31, 2006 the projected benefit obligation of the plan exceeded the fair value of plan assets by $1.9 million. This amount may change significantly by December 31, 2007 due to a management decision to change the amount of the 2007 contribution.

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

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $20.4 million as of June 30, 2007 and is currently assessing the financial statement impact of implementing EITF 06-04.

In November 2006, the EITF released Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”. On November 29, 2006 the FASB ratified the tentative conclusions reached by the EITF on this Issue and approved the issuance of a draft abstract for a public comment period. This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company had no collateral assignment split dollar life insurance policies as of June 30, 2007 and does not expect that the implementation of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

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

Note 4 - Stock Based Compensation

At December 31, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below. In addition, the Company has assumed 60,503 shares of options outstanding relating to the Potomac Bank Stock Option Plan and 17,308 shares of options outstanding relating to the County National Bank Option Plan. The stock options from both of these plans were either vested or immediately vested as a result of the acquisitions. There was no compensation expense related to either the County National or Potomac Bank stock option plans for the first six months of 2007 and none will be recognized in any subsequent periods as all shares were vested prior to acquisition.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,471,620 are available for issuance at June 30, 2007, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

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

Effective December 13, 2006, the Board of Directors approved the granting of approximately 105,623 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of December 13, 2007, 2008, and 2009, respectively. In addition, on December 13, 2006, the Board of Directors granted 31,483 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of December 13, 2007, 2008, 2009, 2010, and 2011, respectively. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.3 million, net of a tax benefit of approximately $15 thousand and $0.1 million, net of tax benefit of approximately $22 thousand for the three month periods ended June 30, 2007 and 2006, respectively and $0.5 million, net of tax benefit of approximately $29 thousand and $0.3 million, net of tax benefit of approximately $44 thousand, for the six month periods ended June 30, 2007 and 2006, respectively.

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0.6 million and $30 thousand.

No options were granted for the three and six month periods ended June 30, 2007 and 2006.

A summary of share option activity for the six month period ended June 30, 2007 follows:

			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Price	Life(Years)	Value
		(Unaudited)

Balance at January 1, 2007	1,032,585	$33.77	6.1	$3,762
Options (at fair value) related to option plans of acquired companies	77,811	18.87	5.9
Exercised	(38,870)	17.93	3.8
Forfeited or expired	(13,123)	37.27	7.6
Balance at June 30, 2007	1,058,403	$33.18	6.1	$3,548

Exercisable at June 30, 2007	881,185	$32.27		$3,548

A summary of the status of the Company’s nonvested options and restricted stock awards as of June 30, 2007, and changes during the six month period then ended, is presented below (unaudited):

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number	Grant-Date	Number	Grant-Date
	Of shares	Fair Value	Of shares	Fair Value
Nonvested at January 1, 2007	183,075	$7.54	31,483	$37.40
Granted	0	0	0	0
Vested	0	0	0	0
Forfeited	(5,857)	7.43	997	37.40
Nonvested at June 30, 2007	177,218	7.54	30,486	37.40

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $0.9 million as of June 30, 2007. That cost is expected to be recognized over a weighted average period of approximately 2 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three and six month periods ended June 30. 2007 and 2006 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended		Six Months Ended
per share data)	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income available to common stockholders	$8,169	$8,095	$15,714	$16,435
Average common shares outstanding	15,974	14,796	15,623	14,797
Basic net income per share	$0.51	$0.55	$1.00	$1.11
Diluted:
Net income available to common stockholders	$8,169	$8,095	$15,714	$16,435

Average common shares outstanding	15,974	14,796	15,623	14,797
Stock option adjustment	96	125	112	126
Average common shares outstanding-diluted	16,070	14,921	15,735	14,923
Diluted net income per share	$0.51	$0.54	$1.00	$1.10

Options for 698,322 shares and 585,943 shares of common stock were not included in computing diluted net income per share for the six month periods ended June 30, 2007 and 2006, respectively, because their effects are antidilutive. For the three months ended June 30, 2007 and 2006, options for 698,322 and 584,333 shares of common stock were not included, respectively.

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

Net periodic benefit cost for the three and six month periods ended June 30 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Service cost for benefits earned	$320	$276	$640	$552
Interest cost on projected benefit obligation	341	307	682	615
Expected return on plan assets	(379)	(344)	(758)	(688)
Amortization of prior service cost	(44)	(43)	(88)	(87)
Recognized net actuarial loss	136	112	272	223
Net periodic benefit cost	$374	$308	$748	$615

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $0.8 million for both of the six month periods ended June 30, 2007 and 2006, and $0.3 million for both of the three month periods ended June 30, 2007 and 2006.

Other Employee Benefit Plans

The Company also has a performance based compensation benefit which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $0 and $1.0 million for the six month periods ended June 30, 2007 and 2006, respectively and $0 and $0.6 million for the three month periods ended June 30, 2007 and 2006, respectively.

Supplemental Executive Retirement Agreements

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.5 million for both of the six month periods ended June 30, 2007 and 2006, and $0.2 million and $0.3 million for the three month periods ended June 30, 2007 and 2006, respectively.

Executive Health Insurance Plan

The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $56 thousand and $42 thousand for the six month periods ended June 30, 2007 and 2006, respectively and $28 thousand and $21 thousand for the three month periods ended June 30, 2007 and 2006, respectively.

Note 7 - Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2007 and 2006 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of June 30, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$125,129	$34	$1,027	$1,061
U.S. Treasury Notes	649	1	0	1
Mortgage-backed	13,286	188	6	194
CMO	3,020	14	0	14
State and Municipals	1,287	22	0	22
	$143,371	$259	$1,033	$1,292

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of June 30, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$262,495	$2,098	$1,616	$3,714
State and municipal	592	8	0	8
Mortgage-backed	340	6	2	8
	$263,427	$2,112	$1,618	$3,730

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of June 30, 2007 and 2006 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of June 30, 2007 and 2006 all have minimal duration risk (1.73 years in 2007 and 1.78 years in 2006), low credit risk, and minimal loss (approximately 0.89% in 2007 and 1.40% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2007 and 2006 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of June 30, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$33,425	$0	$989	$989
State and municipal	30,437	121	145	266
Mortgage-backed	761	15	0	15
	$64,623	$136	$1,134	$1,270

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of June 30, 2006	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agency	$32,917	$1,486	$0	$1,486
State and municipal	42,540	216	237	453
	$75,457	$1,702	$237	$1,939

Approximately 69% and 87% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of June 30, 2007 and 2006, respectively, are rated AAA and 31% and 13% as of June 30, 2007 and 2006, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (5.09 years in 2007 and 5.88 years in 2006), low credit risk, and minimal losses (approximately 1.93% in 2007 and 2.51% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.7 million and $0.4 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the amortization related to acquired entities totaled $1.3 million and $0.9 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million and $0.1 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ending June 30, 2007 and 2006, the expense related to the amortization of intangibles totaled $0.2 million and $0.2 million, respectively.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $691.0 million in assets under management as of June 30, 2007. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, and $0.4 million and $0.4 million for the six months ended June 30, 2007 and 2006.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended June 30, 2007

Interest income	$45,617	$31	$672	$17	$(323)	$46,014
Interest expense	19,860	0	278	0	(323)	19,815
Provision for loan and lease losses	780	0	0	0	0	780
Noninterest income	8,136	1,574	195	1,124	(156)	10,873
Noninterest expenses	22,545	1,333	242	995	(156)	24,959
Income before income taxes	10,568	272	347	146	0	11,333
Income tax expense	2,861	108	137	58	0	3,164
Net income	$7,707	$164	$210	$88	$0	$8,169

Assets	$3,104,217	$11,635	$33,302	$9,089	$(56,834)	$3,101,409

Quarter ended June 30, 2006

Interest income	$37,506	$8	$549	$5	$(195)	$37,873
Interest expense	14,033	0	183	0	(195)	14,021
Provision for loan and lease losses	1,045	0	0	0	0	1,045
Noninterest income	6,507	1,831	238	1,014	(195)	9,395
Noninterest expenses	18,384	1,453	255	931	(195)	20,828
Income before income taxes	10,551	386	349	88	0	11,374
Income tax expense	2,963	153	129	34	0	3,279
Net income	$7,588	$233	$220	$54	$0	$8,095

Assets	$2,584,663	$11,461	$29,674	$7,178	$(46,623)	$2,586,353

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year to Date June 30, 2007

Interest income	$87,126	$46	$1,316	$32	$(612)	$87,908
Interest expense	37,770	0	536	0	(612)	37,694
Provision for loan and lease losses	1,619	0	0	0	0	1,619
Noninterest income	15,089	4,451	344	2,207	(312)	21,779
Noninterest expenses	43,851	2,623	512	1,899	(312)	48,573
Income before income taxes	18,975	1,874	612	340	0	21,801
Income tax expense	4,969	742	242	134	0	6,087
Net income	$14,006	$1,132	$370	$206	$0	$15,714

Assets	$3,104,217	$11,635	$33,302	$9,089	$(56,834)	$3,101,409

Year to Date June 30, 2006

Interest income	$72,333	$29	$1,057	$7	$(376)	$73,050
Interest expense	26,056	0	340	1	(376)	26,021
Provision for loan and lease losses	1,995	0	0	0	0	1,995
Noninterest income	12,993	4,124	513	2,015	(404)	19,241
Noninterest expenses	36,495	2,838	475	1,780	(404)	41,184
Income before income taxes	20,780	1,315	755	241	0	23,091
Income tax expense	5,741	521	299	95	0	6,656
Net income	$15,039	$794	$456	$146	$0	$16,435

Assets	$2,584,663	$11,461	$29,674	$7,178	$(46,623)	$2,586,353

Note 9 - Comprehensive Income

The components of total comprehensive income for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,
	2007			2006
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$8,169			$8,095
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	(533)	210	(323)	(1,060)	419	(641)
Reclassification adjustment for (gains) losses included in net income	(4)	1	(3)	(1)	0	(1)
Total change in other comprehensive income	(537)	211	(326)	(1,061)	419	(642)
Total comprehensive income			$7,843			$7,453

	For the six months ended June 30,
	2007			2006
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$15,714			$16,435
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	200	(80)	120	(1,711)	677	(1,034)
Reclassification adjustment for (gains) losses included in net income	(6)	2	(4)	(1)	0	(1)
Adjustment for pensions (FAS 158)	(643)	252	(391)	0	0	0
Total change in other comprehensive income	(449)	174	(275)	(1,712)	677	(1,035)
Total comprehensive income			$15,439			$15,400

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Sandy Spring Bancorp makes forward-looking statements in this report. These forward-looking statements may include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2006, including in the Risk Factors section of that report. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

THE COMPANY

The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates forty-two community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudon counties in Virginia, together with an insurance subsidiary headquartered in Annapolis, Maryland, an equipment leasing company in Sparks, Maryland, and an investment management company in McLean, Virginia.

The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2007, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 54% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 46%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities may arise.

RECENT ACQUISITIONS

On February 15, 2007, the Company completed the acquisition of Potomac Bank of Virginia (“Potomac”), a bank headquartered in Fairfax, Virginia. Potomac operated five branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with Potomac was to gain entry into the northern Virginia high growth market. The total consideration paid to Potomac shareholders in connection with the acquisition was $68.2 million. The results of Potomac’s operations have been included in the Company’s consolidated financial results subsequent to February 15, 2007.

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County National”). County National was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of the acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.9 million. The results of CNB’s operations have been included in the Company’s consolidated financial results subsequent to May 31, 2007.

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

Table 1 - GAAP based and traditional efficiency ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest expenses-GAAP based	$24,959	$20,828	$48,573	$41,184
Net interest income plus noninterest income-
GAAP based	37,072	33,247	71,993	66,270

Efficiency ratio-GAAP based	67.33%	62.65%	67.47%	62.15%

Noninterest expenses-GAAP based	$24,959	$20,828	$48,573	$41,184
Less non-GAAP adjustment:
Amortization of intangible assets	1,031	742	1,833	1,484
Noninterest expenses-traditional ratio	23,928	20,086	46,740	39,700

Net interest income plus noninterest income-
GAAP based	37,072	33,247	71,993	66,270
Plus non-GAAP adjustment:
Tax-equivalency	1,364	1,499	2,649	2,941
Less non-GAAP adjustments:
Securities gains (losses)	4	1	6	1
Net interest income plus noninterest
Income - traditional ratio	38,432	34,745	74,636	69,210

Efficiency ratio - traditional	62.26%	57.81%	62.62%	57.36%

A. FINANCIAL CONDITION

The Company's total assets were $3.1 billion at June 30, 2007, increasing $491.0 million or 19% during the first six months of 2007. Earning assets increased by 16% or $401.2 million in the first half of 2007 to $2.9 billion at June 30, 2007. Asset growth was primarily the result of two acquisitions, which added $417.4 million of total assets, including $376.1 million of earning assets and $73.5 million of goodwill and other intangible assets.

Total loans and leases, excluding loans held for sale, increased 20% or $359.4 million during the first six months of 2007, to $2.2 billion. During this period, commercial loans and leases increased by $294.2 million or 32%, attributable primarily to commercial construction loans (up 23%) and commercial mortgage loans (up 29%). Consumer loans increased by $25.8 million or 7%, due to a 10% increase in equity lines of credit. Residential real estate loans increased by $39.4 million or 7%. Residential mortgage loans held for sale increased by $7.3 million from $10.6 million at December 31, 2006, to $17.9 million at June 30, 2007. The two acquisitions accounted for approximately 74% of the loan growth during the first six months of 2007. Excluding these acquisitions, the loan portfolio has increased 4% in 2007.

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At June 30, 2007, the Company had a total of $60.0 million in residential real estate loans and $2.1 million in consumer loans with a LTV greater than 90%. Commercial loans with a LTV greater than 75% to 85%, depending on the type of loan, totaled $39.7 million at June 30, 2007. Interest only loans at June 30, 2007 include almost all of the $212.6 million outstanding under the Company’s equity lines of credit (included in the consumer loan portfolio) and $75.9 million in other loans. The aggregate of these loan concentrations was $390.3 million at June 30, 2007, which represented 18% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	June 30, 2007%		December 31, 2006%
Residential real estate	$581,696	27%	$542,251	30%
Commercial loans and leases	1,212,691	56	918,511	51
Consumer	370,621	17	344,817	19
Total Loans and Leases	2,165,008	100%	1,805,579	100%
Less: Allowance for credit losses	(23,661)		(19,492)
Net loans and leases	$2,141,347		$1,786,087

The total investment portfolio decreased by 9% or $50.5 million to $490.4 million at June 30, 2007 from $540.9 million at December 31, 2006. The decrease was driven by a decrease of $34.7 million or 14% in available-for-sale securities and $18.9 or 7% in held-to-maturity securities, offset by an increase of $3.1 million or 18% in other equity securities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $79.2 million during the first six months of 2007, reaching $131.1 million at June 30, 2007. The decreases in available-for-sale and held-to-maturity securities were due to the exercise of call options. These funds were invested in interest-bearing deposits with banks.

Total deposits were $2.4 billion at June 30, 2007, increasing $392.0 million or 20% from December 31, 2006. During the first six months of 2007, growth rates of 18% were achieved for time deposits of less than $100,000 (up $73.8 million), and 24% for time deposits of $100,000 or more (up $67.1 million). Over the same period, increases of 4% were recorded for interest-bearing regular savings (up $6.6 million), 4% for interest bearing demand deposits (up $10.0 million), and 24% for non-interest bearing demand deposits (up $95.9 million). These increases were mainly the result of the two acquisitions. Excluding these acquisitions, deposits increased 4% compared to December 31, 2006, primarily due to a 5% increase in interest-bearing deposits.

Table 3 - Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	June 30, 2007%		December 31, 2006%
Noninterest-bearing deposits	$490,545	21	$394,662	20%
Interest-bearing deposits:
Demand	243,814	10	233,841	12
Money market savings	656,762	27	518,146	26
Regular savings	166,635	7	160,035	8
Time deposits less than $100,000	480,708	20	406,910	20
Time deposits $100,000 or more	347,762	15	280,629	14
Total interest-bearing	1,895,681	79	1,599,561	80
Total deposits	$2,386,226	100%	$1,994,223	100%

Total borrowings were $377.6 million at June 30, 2007, which represented an increase of $26.1 million or 7% from December 31, 2006. This increase was mainly due to an increase of $14.2 million or 14%, in customer repurchase agreements due primarily to the Potomac acquisition.

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

The Company’s interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets and (2) to minimize fluctuations in net interest margin as a percentage of earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
June 2007	-5.32	-3.87	-2.77	-1.47	1.17	-0.30	-2.00	-7.33
December 2006	-13.67	-10.94	-7.68	-3.12	0.37	-2.27	-5.37	-9.87

The Net Interest Income at Risk position improved since the 4th quarter of 2006 in all rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -400bp level, with a measure of -7.33%. This is also well within our prescribed policy limit of 25%.

The acquisitions of County National Bank and Potomac Bank added a large amount of variable loans to our loan portfolio, causing an improvement in our interest income at risk position in all rising rate scenarios.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	-22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
June 2007	-14.25	-11.05	-7.62	-4.54	-0.68	-6.11	-12.04	-19.81
December 2006	-17.78	-13.07	-7.18	-1.67	-6.09	-14.95	-24.51	-35.53

Measures of the economic value of equity (EVE) at risk position decreased over year-end 2006 in the +400 and +300 shock bands as well as all falling rate bands. The EVE risk position increased slightly in the +200 and +100 shock bands. Overall, the risk position improved substantially due to additional core deposits from the Potomac Bank and County National Bank acquisitions. Although assumed to be unlikely, our largest exposure is at the -400bp level, with a measure of -19.81%. This is also well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2007 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $96.0 million, which increased from an excess of $93.1 million at March 31, 2007. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $882.9 million from the Federal Home Loan Bank of Atlanta, of which $593.7 million was available based on pledged collateral with $229.0 million outstanding at June 30, 2007. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $147.5 million at June 30, 2007, all of which was available. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2007.

The following is a schedule of significant commitments at June 30, 2007:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$411,706
Other commitments to extend credit	196,128
Standby letters of credit	37,312
$645,146

Capital Management

The Company recorded a total risk-based capital ratio of 11.11% at June 30, 2007, compared to 13.62% at December 31, 2006; a tier 1 risk-based capital ratio of 10.15%, compared to 12.64%; and a capital leverage ratio of 8.64%, compared to 9.81%. Capital adequacy, as measured by these ratios, was above regulatory requirements. Management believes the level of capital at June 30, 2007, is appropriate.

Stockholders' equity for June 30, 2007, totaled $306.3 million, representing an increase of $68.5 million or 29% from $237.8 million at December 31, 2006. The accumulated other comprehensive loss, a component of stockholders’ equity comprised of net unrealized losses on available-for-sale securities and net actuarial loss and prior service costs relating to the defined benefit pension plan, net of taxes, increased by 8% or $0.3 million from ($4.0 million) at December 31, 2006 to ($4.3 million) at June 30, 2007.

Internal capital generation (net income less dividends) added $8.3 million to total stockholders’ equity during the first six months of 2007. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 6% compared to 9% reported for the full-year 2006.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan, director stock purchase plan and for the acquisitions of Potomac Bank and County National Bank) totaled $59.9 million during the six month period ended June 30, 2007.

Dividends for the first six months of the year were $0.46 per share in 2007, compared to $0.44 per share in 2006, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 46% versus 40%.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Net income for the first six months of the year decreased $0.7 million or 4% to $15.7 million in 2007 from $16.4 million in 2006, representing annualized returns on average equity of 11.69% in 2007 and 14.79% in 2006, respectively. Diluted earnings per share (EPS) for the first six months of the year were $1.00 in 2007, compared to $1.10 in 2006.

The primary factor driving the decrease in net income for the first six months of 2006 was the $7.4 million increase in noninterest expenses which was primarily the result of a $2.0 million, or 8%, increase in salaries and employee benefits and a $2.9 million, or 56%, increase in other expenses. The increase in other expenses was primarily the result of $1.2 million in merger costs associated with the acquisitions of Potomac Bank and County National Bank. These increases in expenses were partially offset by a $3.2 million, or 7%, increase in net interest income, due primarily to loan growth, and a $2.5 million, or 13%, increase in noninterest income, due primarily to a $1.1 million, or 30%, increase in service charges on deposit accounts.

The net interest margin decreased by 24 basis points to 4.08% for the six months ended June 30, 2007, from 4.32% for the same period of 2006, as the net interest spread decreased by 34 basis points. These results are due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve), together with an increase in higher yielding average time deposits.

Table 4 - Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)
	For the six months ended June 30,
	2007			2006
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,019,046	$73,434	7.32%	$1,764,817	$60,437	6.89%
Total securities	537,458	15,578	5.88	554,606	15,285	5.60
Other earning assets	59,038	1,545	5.28	11,659	269	4.67
TOTAL EARNING ASSETS	2,615,542	90,557	6.98%	2,331,082	75,991	6.57%
Nonearning assets	245,548			191,714
Total assets	$2,861,090			$2,522,796

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$235,897	402	0.34%	$234,854	328	0.28%
Money market savings deposits	581,373	10,735	3.72	367,380	4,906	2.69
Regular savings deposits	162,046	293	0.36	194,777	403	0.42
Time deposits	786,087	17,935	4.60	593,441	10,831	3.68
Total interest-bearing deposits	1,765,403	29,365	3.35	1,390,452	16,468	2.39
Short-term borrowings	323,346	7,067	4.41	431,278	8,399	3.93
Long-term borrowings	42,055	1,262	6.01	37,065	1,154	6.23
Total interest-bearing liabilities	2,130,804	37,694	3.57	1,858,795	26,021	2.82
Noninterest-bearing demand deposits	430,036			418,838
Other noninterest-bearing liabilities	29,241			21,130
Stockholders' equity	271,009			224,033
Total liabilities and stockholders' equity	$2,861,090			$2,522,796
Net interest income and spread		$52,863	3.41%		$49,970	3.75%
Less: tax equivalent adjustment		2,649			2,941
Net interest income		50,214			47,029

Net interest margin (3)			4.08%			4.32%
Ratio of average earning assets to
Average interest-bearing liabilities	122.75%			125.41%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 6.55% (or a combined marginal federal and state rate of 39.26%) for 2007 and a marginal income state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%) for 2006, to increase tax-exempt interest income to a taxable-equivalent basis. The annualized taxable-equivalent adjustment amounts utilized in the above table to compute yields were $5.3 million and $5.9 million for the six months ended June 30, 2007 and 2006, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first six months of the year was $50.2 million in 2007, an increase of 7% from $47.0 million in 2006, due primarily to a 14% increase in average loans and leases and a 43 basis point increase in tax-equivalent yield on loans when compared to the first six months of 2006. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 6%, to $52.9 million in 2007 from $50.0 million in 2006. The effects of changes in average balances, yields and rates are presented in Table 5.

For the first six months, total interest income increased by $14.9 million or 20% in 2007, compared to 2006. On a non-GAAP tax-equivalent basis, interest income increased by 19%. Average earning assets increased by 12% versus the prior period to $2.6 billion from $2.3 billion; while the average yield earned on those assets increased by 41 basis points to 6.98%. Comparing the first six months of 2007 versus the same period in 2006, average total loans and leases grew by 14% to $2.0 billion (77% of average earning assets, versus 76% a year ago), while recording a 43 basis point increase in average yield to 7.32%. Average commercial loans and leases grew by 33% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 5% (attributable primarily to home equity line growth); and average residential real estate loans decreased by 6% (reflecting decreases in both mortgage and construction lending). Over the same period, average total securities decreased by 3% to $537.5 million (21% of average earning assets, versus 24% a year ago), while the average yield earned on those assets increased by 28 basis points to 5.88%.

Interest expense for the first six months of the year increased by $11.7 million or 45% in 2007 compared to 2006. Average total interest-bearing liabilities increased by 15% over the prior year period, while the average rate paid on these funds increased by 75 basis points to 3.57%. As shown in Table 4, all categories of interest-bearing liabilities with the exception of regular savings deposits and long term borrowings showed increases in the average rate as market interest rates continued to rise.

Table 5 - Effect of Volume and Rate Changes on Net Interest Income

		2007 vs. 2006			2006 vs. 2005
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$12,997	$9,068	$3,929	$16,594	$8,909	$7,685
Securities	293	(489)	782	(1,484)	(1,707)	223
Other earning assets	1,276	1,236	40	(13)	(155)	142
Total interest income	14,566	9,815	4,751	15,097	7,047	8,050
Interest expense on funding of earning assets:
Interest-bearing demand deposits	74	1	73	21	(5)	26
Regular savings deposits	(110)	(63)	(47)	43	(47)	90
Money market savings deposits	5,829	3,518	2,311	2,391	(57)	2,448
Time deposits	7,104	4,013	3,091	4,971	1,737	3,234
Total borrowings	(1,224)	(2,255)	1,031	3,903	2,313	1,590
Total interest expense	11,673	5,214	6,459	11,329	3,941	7,388
Net interest income	$2,893	$4,601	$(1,708)	$3,768	$3,106	$662

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

The provision for loan and lease losses totaled $1.6 million for the first six months of 2007 compared to $2.0 million in the same period of 2006. The Company experienced net charge-offs of $0.2 million during the first six months of 2007 and net recoveries of $29 thousand during the first six months of 2006.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2007, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.09% of total loans and leases at June 30, 2007 and 1.08% at December 31, 2006. The allowance increased during the first six months of 2006 by $4.2 million, from $19.5 million at December 31, 2006, to $23.7 million at June 30, 2007. The increase in the allowance during the first six months of 2007 was due to $2.8 million of allowances acquired from acquisitions coupled with the increase due to the provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

Nonperforming loans and leases increased by $18.5 million to $22.2 million at June 30, 2007 from $3.7 million at December 31, 2006, while nonperforming assets also increased by $18.3 million for the same period to $22.2 million at June 30, 2007. These increases were due primarily to one loan totaling $14.4 million which is well secured and on which management does not expect a loss. Expressed as a percentage of total assets, nonperforming assets increased to 0.71% at June 30, 2007 from 0.15% at December 31, 2006. The allowance for loan and lease losses represented 107% of nonperforming loans and leases at June 30, 2007, compared to coverage of 522% at December 31, 2006. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0 at June 30, 2007 and $0.2 million at December 31, 2006. The balance of impaired loans and leases was $17.8 million at June 30, 2007, with specific reserves against those loans of $0.9 million, compared to $0.3 million at December 31, 2006, with specific reserves of $118,000.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006
Balance, January 1	$19,492	$16,886
Allowance acquired from acquisitions	2,798	0
Provision for loan and lease losses	1,619	2,795

Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(224)	(230)
Consumer	(59)	(85)
Total charge-offs	(283)	(315)
Loan recoveries:
Residential real estate	0	0
Commercial loans and leases	10	89
Consumer	25	37
Total recoveries	35	126
Net recoveries (charge-offs)	(248)	(189)
Balance, period end	$23,661	$19,492
Net recoveries (charge-offs) to average loans and leases (annual basis)	0.02%	0.01%
Allowance to total loans and leases	1.09%	1.08%

The following table presents nonperforming assets at the dates indicated:
	June 30, 2007	December 31, 2006
Non-accrual loans and leases	$18,818	$1,910
Loans and leases 90 days past due	3,347	1,823
Total nonperforming loans and leases*	22,165	3,733

Other real estate owned, net	0	182
Total nonperforming assets	$22,165	$3,915
Nonperforming assets to total assets	0.71%	0.15%

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $5.2 million at June 30, 2007, compared to $10.1 million at December 31, 2006. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $21.8 million for the six month period ended June 30, 2007, a 13% or $2.5 million increase from the same period of 2006. The increase in noninterest income for the first six months of 2007 was due primarily to an increase of $1.1 million or 30% in service charges on deposit accounts due primarily to higher overdraft fees. In addition, fees on sales of investment products increased $0.2 million or 15% due mainly to higher sales of mutual funds while trust and investment management fees increased $0.3 million or 8% due mainly to growth in assets under management. Insurance agency commissions grew by 11% or $0.4 million as a result of higher contingency fees and commissions on physician’s liability insurance. Income from bank owned life insurance increased $0.3 million or 23% due to higher rates and insurance policies added from the Potomac and County acquistions. In addition, Visa check fees increased $0.2 million or 14%, reflecting continued growth in electronic transactions.

Total noninterest expenses were $48.6 million for the six month period ended June 30, 2007, an 18% or $7.4 million increase from the same period in 2006. The Company incurs additional costs in order to enter new markets, provide new services, and support the growth of the Company. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Most of the rise in noninterest expenses during the first six months of 2007 occurred in salaries and employee benefits which increased $2.0 million or 8% during the six months ended June 30, 2007 mainly as the result of the acquisitions of Potomac in February, 2007 and County in May, 2007. Occupancy and equipment expenses increased $1.3 million or 19% due to growth in the branch network and the two acquisitions. Marketing expenses increased $0.4 million or 48% as part of the Company’s plan to increase brand recognition and grow market share, while outside data services grew by $0.4 million or 24%. Other noninterest expenses increased by $2.9 million or 56% primarily due to $1.2 million in merger costs incurred due to the acquisitions during the six months ended June 30, 2007. Intangible amortization also increased by $0.3 million or 24% due to the two acquisitions. Average full-time equivalent employees increased to 697 during the first six months of 2007, from 628 during the like period in 2006, a 10% increase, due primarily to the Potomac and County acquisitions. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $25,000 in 2007 and $26,000 in 2006.

Income Taxes

The effective tax rate decreased to 27.9% for the six month period ended June 30, 2007, from 28.8% for the prior year period. This decrease was primarily due to the acquisition in February 2007 of Potomac Bank which is not subject to state income taxes.

C. RESULTS OF OPERATIONS - SECOND QUARTER 2007 AND 2006

Second quarter net income of $8.2 million ($0.51 per share-diluted) in 2007 was $0.1 million or 1% above net income of $8.1 million ($0.54 per share-diluted) shown for the same quarter of 2006. Annualized returns on average equity for these periods were 11.45% in 2007 versus 14.34% in 2006.

Net interest income grew by $2.3 million or 10%, to $26.2 million for the three months ended June 30, 2007, while total noninterest income grew $1.5 million or 16% for the period. However, this growth was more than offset by a $4.1 million or 20% increase in noninterest expense.

The increase in net interest income was the result of continued growth in the loan portfolio and higher loan yields which were largely offset by increased rates on interest-bearing deposits and an increased use of time deposits to fund loan growth. These factors produced a net interest margin decrease of 22 basis points to 4.08% for the three months ending June 30, 2007, from 4.30% for the same period of 2006, and the net interest spread decreased by 29 basis points.

The provision for loan and lease losses totaled $0.8 million in the second quarter of 2007 compared to $1.0 million in the second quarter of 2006.

Second quarter noninterest income was $10.9 million in 2007, representing a 16% or $1.5 million increase from the same period in 2006. The increase in noninterest income for the quarter ended June 30, 2007 was due primarily to an increase of $0.7 million or 35% increase in service charges on deposit accounts due primarily to higher overdraft fees. In addition, fees on sales of investment products increased $0.1 million or 19% and trust and investment management fees increased $0.2 million or 8% due mainly to growth in assets under management. Also, gains on sales of mortgage loans increased $0.2 million or 41% as origination volumes increased over the prior year period and Visa check fees increased $0.1 million or 17% due to continued growth in electronic transactions. These increases were somewhat offset by a $0.2 million or 11% decrease in insurance agency commissions due primarily to lower premium volume on commercial lines.

Second quarter noninterest expenses increased $4.2 million or 20% to $25.0 million in 2007 from $20.8 million in 2006. Management controls its operating expenses, however, with the goal of maximizing profitability over time. Salaries and employee benefits increased $1.0 million, or 8%, during the quarter ended June 30, 2007 mainly as the result of the acquisitions of Potomac in February, 2007 and County in May, 2007. Occupancy and equipment expenses increased $0.8 million, or 22%, due to growth in the branch network and the two acquisitions. Marketing expenses increased $0.2 million or 43% as part of the Company’s plan to increase brand recognition and to grow market share, while outside data services grew by $0.2 million or 29%. Other noninterest expenses increased $1.6 million or 61% primarily due to $0.6 million in merger costs incurred due to the acquisition of County during the second quarter of 2007. Intangibles amortization also increased by $0.3 million or 39% in the second quarter of 2007 compared to the same period in 2006 due to the two acquisitions.

The second quarter effective tax rate decreased to 27.9%, from the 28.8% recorded in the second quarter of 2006. This decrease was primarily due to the acquisition in February 2007 of Potomac Bank which is not subject to state income taxes.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2006 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended June 30, 2007.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 2007	0	NA	0	786,245
May 2007	0	NA	0	786,245
June 2007	0	NA	0	786,245

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or 786,245 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At June 30, 2007, a total of 786,245 shares remained under the plan.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual shareholders’ meeting held on April 18, 2007, the shareholders of the Company elected six directors by the following vote:

Nominee	For	Withheld
Solomon Graham	11,312,795	1,078,780
Marshall H. Groom	11,304,034	1,087,541
Gilbert L. Hardesty	11,321,256	1,070,319
Charles F. Mess	11,034,515	1,357,060
Louis R. Schumann	11,193,031	1,198,544
W. Drew Stabler	11,313,585	1,077,990

There were no solicitations in opposition to management’s nominees and all such nominees were elected. Mr. Groom was an incoming director-nominee elected for a two-year term, while Mr. Graham, Mr. Hardesty, Mr. Mess, Mr. Schumann and Mr. Stabler were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are John Chirtea, Mark E. Friis, Susan D. Goff, Hunter R. Hollar, Pamela A. Little, Robert L. Orndoff, David E. Rippeon and Craig A. Ruppert.

Also at the annual meeting, the shareholders ratified the appointment of McGladrey & Pullen, LLP, as the independent auditors for 2007 by the following vote:

For	Against	Withheld	Broker Non Votes
12,058,172	310,688	22,715	0

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

Date: August 6, 2007

By: /S/ PHILIP J. MANTUA

Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 6, 2007