Form 10-Q
period 2007-09-30
SANDY SPRING BANCORP INC
filed 2007-11-09
CIK 824410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock outstanding as of October 23, 2007 is 16,453,803 shares.

SANDY SPRING BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share data)	2007	2006
ASSETS
Cash and due from banks	$58,698	$54,945
Federal funds sold	13,375	48,978
Cash and cash equivalents	72,073	103,923

Interest-bearing deposits with banks	483	2,974
Residential mortgage loans held for sale	6,099	10,595
Investments available-for-sale (at fair value)	196,138	256,845
Investments held-to-maturity — fair value of $241,984 (2007) and $273,206 (2006)	237,231	267,344
Other equity securities	18,826	16,719
Total loans and leases	2,201,599	1,805,579
Less: allowance for loan and lease losses	(23,567)	(19,492)
Net loans and leases	2,178,032	1,786,087
Premises and equipment, net	55,016	47,756
Accrued interest receivable	16,008	15,200
Goodwill	76,625	12,494
Other intangible assets, net	17,754	10,653
Other assets	91,207	79,867
Total assets	$2,965,492	$2,610,457
LIABILITIES
Noninterest-bearing deposits	$453,536	$394,662
Interest-bearing deposits	1,826,566	1,599,561
Total deposits	2,280,102	1,994,223
Short-term borrowings	298,083	314,732
Other long-term borrowings	7,793	1,808
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,890	26,917
Total liabilities	2,654,868	2,372,680
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,420,911 (2007) and 14,826,805 (2006)	16,421	14,827
Additional paid in capital	85,982	27,869
Retained earnings	211,787	199,102
Accumulated other comprehensive loss	(3,566)	(4,021)
Total stockholders' equity	310,624	237,777
Total liabilities and stockholders' equity	$2,965,492	$2,610,457

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans and leases	$39,789	$32,686	$112,756	$92,831
Interest on loans held for sale	234	222	701	514
Interest on deposits with banks	590	4	1,081	18
Interest and dividends on securities:
Taxable	3,211	4,090	10,832	10,490
Exempt from federal income taxes	2,468	2,839	7,776	8,783
Interest on federal funds sold	666	177	1,720	432
TOTAL INTEREST INCOME	46,958	40,018	134,866	113,068
Interest Expense:
Interest on deposits	15,898	10,378	45,263	26,846
Interest on short-term borrowings	3,198	4,943	10,265	13,342
Interest on long-term borrowings	650	575	1,912	1,729
TOTAL INTEREST EXPENSE	19,746	15,896	57,440	41,917
NET INTEREST INCOME	27,212	24,122	77,426	71,151
Provision for loan and lease losses	750	550	2,369	2,545
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	26,462	23,572	75,057	68,606
Noninterest Income:
Securities gains	22	0	28	1
Service charges on deposit accounts	2,999	1,904	7,937	5,702
Gains on sales of mortgage loans	738	718	2,149	2,049
Fees on sales of investment products	765	783	2,471	2,264
Trust and investment management fees	2,365	2,164	7,007	6,476
Insurance agency commissions	1,294	1,406	5,422	5,132
Income from bank owned life insurance	720	591	2,097	1,711
Visa check fees	730	603	2,037	1,750
Other income	1,497	1,421	3,761	3,746
TOTAL NONINTEREST INCOME	11,130	9,590	32,909	28,831
Noninterest Expenses:
Salaries and employee benefits	14,654	12,622	41,864	37,823
Occupancy expense of premises	2,946	2,175	8,072	6,340
Equipment expenses	1,631	1,384	4,734	4,112
Marketing	359	1,160	1,563	1,973
Outside data services	870	872	2,873	2,486
Amortization of intangible assets	1,123	743	2,956	2,227
Other expenses	4,316	2,738	12,410	7,917
TOTAL NONINTEREST EXPENSES	25,899	21,694	74,472	62,878
Income Before Income Taxes	11,693	11,468	33,494	34,559
Income Tax Expense	3,512	3,346	9,599	10,002
NET INCOME	$8,181	$8,122	$23,895	$24,557

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Basic Net Income Per Share	$0.50	$0.55	$1.50	$1.66
Diluted Net Income Per Share	0.50	0.55	1.50	1.65
Dividends Declared Per Share	0.23	0.22	0.69	0.66

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,895	$24,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,805	6,488
Provision for loan and lease losses	2,369	2,545
Stock compensation expense	848	461
Deferred income taxes (benefits)	(2,564)	1,360
Origination of loans held for sale	(234,298)	(210,617)
Proceeds from sales of loans held for sale	240,944	202,062
Gains on sales of loans held for sale	(2,149)	(2,117)
Securities gains	(28)	(1)
Net decrease (increase) in accrued interest receivable	967	(2,255)
Net increase in other assets	(3,535)	(3,919)
Net increase in accrued expenses and other liabilities	3,561	2,054
Other - net	(2,063)	443
Net cash provided by operating activities	35,752	21,061
Cash flows from investing activities:
Net decrease in interest-bearing deposits with banks	2,491	434
Proceeds (purchases) of other equity securities	392	(2,137)
Purchases of investments available-for-sale	(19,045)	(94,984)
Proceeds from sales of other real estate owned	(149)	0
Proceeds from maturities, calls and principal payments of investments held-to-maturity	33,547	23,206
Proceeds from maturities, calls and principal payments of investments available-for-sale	133,981	90,358
Net increase in loans and leases	(101,448)	(197,050)
Purchase of loans and leases	0	(2,148)
Proceeds from sale of loans and leases	0	68,087
Acquisition of business activity, net	(15,769)	0
Expenditures for premises and equipment	(3,757)	(3,854)
Net cash provided (used) in investing activities	30,243	(118,088)
Cash flows from financing activities:
Net (decrease) increase in deposits	(50,797)	144,640
Net decrease in short-term borrowings	(35,717)	(23,919)
Retirement of long-term borrowings	(64)	0
Common stock purchased and retired	(1,494)	(866)
Proceeds from issuance of common stock	1,437	1,173
Dividends paid	(11,210)	(9,757)
Net cash (used) provided by financing activities	(97,845)	111,271
Net (decrease) increase in cash and cash equivalents	(31,850)	14,244
Cash and cash equivalents at beginning of period	103,923	53,443
Cash and cash equivalents at end of period	$72,073	$67,687

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Supplemental Disclosures:
Interest payments	$57,437	$40,866
Income tax payments	3,974	7,042
Transfers from loans to other real estate owned	90	0
Reclassification of borrowings from long-term to short-term	568	262
Details of Acquisition:
Fair Value of assets acquired	$417,434	0
Fair Value of liabilities assumed	(365,709)	0
Stock issued for acquisition	(58,916)	0
Purchase price in excess of net assets acquired	62,640	0
Cash paid for acquisition	55,449	0
Cash and cash equivalents acquired with acquisition	(39,680)	0
Acquisition of business activity, net	$15,769	0

See Notes to Consolidated Financial Statements.

 Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Stock- holders’ Equity
Balances at January 1, 2007	$14,827	$27,869	$199,102	$(4,021)	$237,777
Comprehensive income:
Net income			23,895		23,895
Other comprehensive income, net of tax effects and reclassification adjustment				455	455
Total comprehensive income					24,350
Cash dividends - $0.69 per share			(11,210)		(11,210)
Stock compensation expense		848			848
Common stock issued pursuant to:
Acquisition of Potomac Bank- 886,989 shares	887	32,190			33,077
Acquisition of County National Bank- 690,047 shares	690	25,149			25,839
Director stock purchase plan- 2,402 shares	2	75			77
Stock option plan- 51,797shares (55,205 shares issued less 3,408 shares withheld)	52	810			862
Employee stock purchase plan- 17,709 shares	18	480			498
Stock repurchases- 54,838 shares	(55)	(1,439)			(1,494)
Balances at September 30, 2007	$16,421	$85,982	$211,787	$(3,566)	$310,624

Balances at January 1, 2006	$14,794	$26,599	$179,259	$(594)	$220,058
Comprehensive income:
Net income			24,557		24,557
Other comprehensive income, net of tax effects and reclassification adjustment				242	242
Total comprehensive income					24,799
Cash dividends - $0.66 per share			(9,757)		(9,757)
Stock compensation expense		461			461
Common stock issued pursuant to:
Director stock purchase plan- 2,381 shares	3	81			84
Stock option plan - 26,226 shares	26	622			648
Employee stock purchase plan - 14,380 shares	14	427			441
Stock repurchases- 25,000 shares	(25)	(841)			(866)
Balances at September 30, 2006	$14,812	$27,349	$194,059	$(352)	$235,868

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

On February 15, 2007, the Company completed the acquisition of Potomac Bank of Virginia (“Potomac”), a bank headquartered in Fairfax, Virginia. Potomac operated five branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with Potomac was to gain entry into the northern Virginia high growth market. The total consideration paid to Potomac shareholders and related merger costs in connection with the acquisition was $68.2 million. The results of Potomac’s operations have been included in the Company’s consolidated financial results subsequent to February 15, 2007. The assets and liabilities of Potomac were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of February 15, 2007 and are not subject to further refinements. The transaction resulted in total assets acquired as of February 15, 2007 of $252.5 million, including approximately $196.0 million of loans and leases; liabilities assumed were $224.3 million, including $197.0 million of deposits. Additionally, the Company recorded $40.0 million of goodwill, $5.1 million of core deposit intangibles (“CDI”) and $0.3 million of other intangibles. CDI’s are subject to amortization and are being amortized over seven years on a straight-line basis.

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and its wholly owned subsidiary, County National Bank (“County National”). County National was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of the acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.1 million. The results of CNB’s operations have been included in the Company’s consolidated financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007 and are not subject to further refinements. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $22.6 million of goodwill, $4.6 million of CDI’s and $0.1 million of other intangibles. CDI’s are subject to amortization and are being amortized over seven years on a straight-line basis.

The acquisitions of Potomac and County National, individually and in the aggregate, are considered immaterial for purposes of the disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 - New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement was effective for all financial instruments acquired, issued, or subject to remeasurement for fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, and an amendment of FASB Statement No. 140”.  The statement amends SFAS No. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  This statement was effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-05 was for fiscal years beginning after December 15, 2006. The adoption of this EITF release did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the overfunded or underfunded status of the above described defined benefit pension plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Such funding difference was recorded as an adjustment to the December 31, 2006 balance shown in accumulated other comprehensive income (loss), a component of the Company’s Stockholders' Equity. At December 31, 2006 the projected benefit obligation of the plan exceeded the fair value of plan assets by $1.9 million. This amount may change significantly by December 31, 2007 and is contingent upon a management decision regarding the amount of the 2007 contribution.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity operates. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $20.6 million as of September 30, 2007 and is currently assessing the financial statement impact of implementing EITF 06-04.

In November 2006, the EITF released Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”. On November 29, 2006 the FASB ratified the tentative conclusions reached by the EITF on this Issue and approved the issuance of a draft abstract for a public comment period. This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company had no collateral assignment split dollar life insurance policies as of September 30, 2007 and does not expect that the implementation of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

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

Note 4 - Stock Based Compensation

At December 31, 2006, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below. In addition, the Company has assumed 60,503 options that were outstanding under the Potomac Bank Stock Option Plan and 17,308 options that were outstanding under the County National Bank Option Plan. The stock options from both of these plans were either vested or immediately vested as a result of the acquisitions. There was no compensation expense related to either the County National or Potomac Bank stock option plans for the first nine months of 2007 and none will be recognized in any subsequent periods as all shares were vested prior to acquisition.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,488,593 are available for issuance at September 30, 2007, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

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

Effective December 13, 2006, and July 23, 2007, the Board of Directors approved the granting of approximately 105,623 and 2,500 stock options, respectively, subject to a three year vesting schedule with one third of the options vesting each year as of December 13, 2007, 2008, and 2009, and July 23, 2007, 2008, and 2009, respectively. In addition, on December 13, 2006, and July 23, 2007, the Board of Directors granted 31,483 and 500 restricted shares, respectively, subject to a five year vesting schedule with one fifth of the shares vesting each year as of December 13, 2007, 2008, 2009, 2010, and 2011 and July 23, 2007, 2008, 2009, 2010 and 2011, respectively. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.3 million, net of a tax benefit of approximately $15 thousand and $0.1 million, net of tax benefit of approximately $23 thousand for the three month periods ended September 30, 2007 and 2006, respectively and $0.8 million, net of tax benefit of approximately $44 thousand and $0.5 million, net of tax benefit of approximately $0.1 million, for the nine month periods ended September 30, 2007 and 2006, respectively.

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $0.8 million and $0.3 million.

A summary of share option activity for the nine month period ended September 30, 2007 follows:

			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Price	Life (Years)	Value
		(Unaudited)

Balance at January 1, 2007	1,032,585	$33.77	6.1	$3,762
Options (at fair value) related to option plans of acquired companies	77,811	18.87	5.9
Exercised	(55,205)	17.76	3.9
Granted	2,500	28.59	6.9
Forfeited or expired	(35,146)	36.50	7.0
Balance at September 30, 2007	1,022,545	$33.34	5.4	$2,113

Exercisable at September 30, 2007	843,369	$32.46		$2,109

The aggregate intrinsic value, as presented in the preceding table, is calculated by taking the difference between the market price of the stock as of September 30 and the exercise price of the option and multiplying by the number of options outstanding. Stock options that are anti-dilutive are not included in this calculation.

A summary of the status of the Company’s nonvested options and restricted stock awards as of September 30, 2007, and changes during the nine month period then ended, is presented below (unaudited):

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number	Grant-Date	Number	Grant-Date
	Of shares	Fair Value	Of shares	Fair Value
Nonvested at January 1, 2007	183,075	$7.54	31,483	$37.40
Granted	2,500	7.82	500	$28.59
Vested	0	0	0	0
Forfeited	(6,399)	7.43	(1,203)	37.40
Nonvested at September 30, 2007	179,176	7.55	30,780	37.26

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $1.7 million as of September 30, 2007. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three and nine month periods ended September 30, 2007 and 2006 are as shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation includes those additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued are determined using the treasury stock method.

(Dollars and amounts in thousands, except	Three Months Ended		Nine Months Ended
per share data)	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net income available to common stockholders	$8,181	$8,122	$23,895	$24,557
Average common shares outstanding	16,435	14,793	15,897	14,795
Basic net income per share	$0.50	$0.55	$1.50	$1.66
Diluted:
Net income available to common stockholders	$8,181	$8,122	$23,895	$24,557

Average common shares outstanding	16,435	14,793	15,897	14,795
Stock option adjustment	74	122	83	125
Average common shares outstanding-diluted	16,509	14,915	15,980	14,920
Diluted net income per share	$0.50	$0.55	$1.50	$1.65

Options for 655,342 shares and 581,724 shares of common stock were not included in computing diluted net income per share for the nine month periods ended September 30, 2007 and 2006, respectively, because their effects are antidilutive. For the three months ended September 30, 2007 and 2006, options for 849,970 and 573,423 shares of common stock were not included, respectively.

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

Net periodic benefit cost for the three and nine month periods ended September 30 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Service cost for benefits earned	$320	$276	$960	$828
Interest cost on projected benefit obligation	341	307	1,023	922
Expected return on plan assets	(379)	(344)	(1,137)	(1,032)
Amortization of prior service cost	(44)	(43)	(132)	(131)
Recognized net actuarial loss	136	112	408	334
Net periodic benefit cost	$374	$308	$1,122	$921

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. The profit sharing component is non-contributory and covers all employees after ninety days of service. The 401(k) plan provision is voluntary and also covers all employees after ninety days of service. Employees contributing under the 401(k) provision receive a matching contribution up to 4% of compensation. The Plan permits employees to purchase shares of Sandy Spring Bancorp common stock with their 401(k) contributions, Company match, and other contributions under the Plan. The Company had expenses related to the qualified Cash and Deferred Profit Sharing Plan of $1.2 million and $1.1 million for the nine month periods ended September 30, 2007 and 2006, respectively, and $0.3 million for both the three month periods ended September 30, 2007 and 2006.

Other Employee Benefit Plans

The Company also has a performance based compensation benefit which provides incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. The Company had expenses related to the performance based compensation benefit of $0 and $1.6 million for the nine month periods ended September 30, 2007 and 2006, respectively, and $0 and $0.5 million for the three month periods ended September 30, 2007 and 2006, respectively.

Supplemental Executive Retirement Agreements

The Company has Supplemental Executive Retirement Agreements (SERAs) with its executive officers, providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under SERAs, if any, are integrated with other pension plan and Social Security retirement benefits expected to be received by the executives. The Company is accruing the present value of these benefits over the remaining years to the executives’ retirement dates. The Company had expenses related to the SERAs of $0.7 million and $0.8 million for the nine month periods ended September 30, 2007 and 2006, respectively, and $0.2 million and $0.3 million for the three month periods ended September 30, 2007 and 2006, respectively.

Executive Health Insurance Plan

The Company has an Executive Health Insurance Plan that provides for payment of defined medical, vision and dental insurance costs and out of pocket expenses for selected executives and their families. Benefits, which are paid during both employment and retirement, are subject to a $6,500 limitation for each executive per year. The Company had expenses related to the Executive Health Insurance Plan of $0.1 million for both the nine month periods ended September 30, 2007 and 2006, and $28 thousand and $21 thousand for the three month periods ended September 30, 2007 and 2006, respectively.

Note 7 - Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2007 and 2006 are as follows:

		Continuous unrealized losses existing for:		Total
Available for sale as of September 30, 2007	Fair Value	Less than 12 months	More than 12 months	Unrealized Losses
(In thousands)
U.S. Agency	$71,734	$0	$284	$284
Mortgage-backed	11,539	89	6	95
CMO	103	0	0	0
State and Municipals	967	3	0	3
	$84,343	$92	$290	$382

		Continuous unrealized losses existing for:		Total
Available for sale as of September 30, 2006	Fair Value	Less than 12 months	More than 12 months	Unrealized Losses
(In thousands)
U.S. Agency	$189,163	$180	$1,802	$1,982
State and municipal	595	0	4	4
Mortgage-backed	332	0	5	5
	$190,090	$180	$1,811	$1,991

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of September 30, 2007 and 2006 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of September 30, 2007 and 2006 all have minimal duration risk (1.09 years in 2007 and 1.37 years in 2006), low credit risk, and minimal loss (approximately 0.45% in 2007 and 1.04% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2007 and 2006 are as follows:

		Continuous unrealized losses existing for:		Total
Held to Maturity as of September 30, 2007	Fair Value	Less than 12 months	More than 12 months	Unrealized Losses
(In thousands)
U.S. Agency	$34,159	$0	$257	$257
State and municipal	10,459	13	92	105
Mortgage-backed	541	2	0	2
	$45,159	$15	$349	$364

		Continuous unrealized losses existing for:		Total
Held to Maturity as of September 30, 2006	Fair Value	Less than 12 months	More than 12 months	Unrealized Losses
(In thousands)
U.S. Agency	$33,656	$0	$750	$750
State and municipal	14,490	5	101	106
	$48,146	$5	$851	$856

Approximately 91% and 87% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of September 30, 2007 and 2006, respectively, are rated AAA and 9% and 13% as of September 30, 2007 and 2006, respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (3.76 years in 2007 and 4.53 years in 2006), low credit risk, and minimal losses (approximately .80% in 2007 and 1.75% in 2006) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million and $0.4 million for the three month periods ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the amortization related to acquired entities totaled $2.1 million and $1.3 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, Wolfe and Reichelt Insurance Agency, located in Burtonsville, Maryland and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both the three month periods ended September 30, 2007 and 2006. For both the nine month periods ended September 30, 2007 and 2006, the expense related to the amortization of intangibles totaled $0.3 million.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $707.0 million in assets under management as of September 30, 2007. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both the three months ended September 30, 2007 and 2006, and $0.6 million for both the nine months ended September 30, 2007 and 2006.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended September 30, 2007

Interest income	$46,564	$31	$676	$20	$(333)	$46,958
Interest expense	19,795	0	284	0	(333)	19,746
Provision for loan and lease losses	750	0	0	0	0	750
Noninterest income	8,351	1,398	353	1,173	(145)	11,130
Noninterest expenses	23,308	1,503	326	907	(145)	25,899
Income before income taxes	11,062	(74)	419	286	0	11,693
Income tax expense	3,264	(29)	166	111	0	3,512
Net income	$7,798	$(45)	$253	$175	$0	$8,181

Assets	$2,966,737	$11,635	$35,090	$9,327	$(57,297)	$2,965,492

Quarter ended September 30, 2006

Interest income	$39,651	$18	$592	$8	$(251)	$40,018
Interest expense	15,922	0	225	0	(251)	15,896
Provision for loan and lease losses	550	0	0	0	0	550
Noninterest income	6,878	1,715	156	1,047	(206)	9,590
Noninterest expenses	19,374	1,417	252	857	(206)	21,694
Income before income taxes	10,683	316	271	198	0	11,468
Income tax expense	3,036	125	108	77	0	3,346
Net income	$7,647	$191	$163	$121	$0	$8,122

Assets	$2,595,057	$12,777	$31,943	$7,625	$(48,944)	$2,598,458

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year to Date September 30, 2007

Interest income	$133,690	$77	$1,992	$52	$(945)	$134,866
Interest expense	57,565	0	820	0	(945)	57,440
Provision for loan and lease losses	2,369	0	0	0	0	2,369
Noninterest income	23,440	5,849	697	3,380	(457)	32,909
Noninterest expenses	67,159	4,126	838	2,806	(457)	74,472
Income before income taxes	30,037	1,800	1,031	626	0	33,494
Income tax expense	8,233	713	408	245	0	9,599
Net income	$21,804	$1,087	$623	$381	$0	$23,895

Assets	$2,966,737	$11,635	$35,090	$9,327	$(57,297)	$2,965,492

Year to Date September 30, 2006

Interest income	$111,983	$48	$1,649	$15	$(627)	$113,068
Interest expense	41,978	0	565	1	(627)	41,917
Provision for loan and lease losses	2,545	0	0	0	0	2,545
Noninterest income	19,871	5,839	670	3,062	(611)	28,831
Noninterest expenses	55,870	4,255	727	2,637	(611)	62,878
Income before income taxes	31,461	1,632	1,027	439	0	34,559
Income tax expense	8,777	646	406	173	0	10,002
Net income	$22,684	$986	$621	$266	$0	$24,557

Assets	$2,595,057	$12,777	$31,943	$7,625	$(48,944)	$2,598,458

Note 9 - Comprehensive Income

The components of total comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,
	2007			2006
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$8,181			$8,122
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	1,221	(478)	743	2,111	(834)	1,277
Reclassification adjustment for (gains) losses included in net income	(22)	9	(13)	0	0	0
Total change in other comprehensive income	1,199	(469)	730	2,111	(834)	1,277
Total comprehensive income			$8,911			$9,399

	For the nine months ended September 30,
	2007			2006
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$23,895			$24,557
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	1,421	(558)	863	402	(159)	243
Reclassification adjustment for (gains) losses included in net income	(28)	11	(17)	(1)	0	(1)
Adjustment for pensions (FAS 158)	(643)	252	(391)	0	0	0
Total change in other comprehensive income	750	(295)	455	401	(159)	242
Total comprehensive income			$24,350			$24,799

Note 10- Derivative Financial Instruments

Customer Derivatives

The Company enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. The swap agreement effectively swaps the clients variable-rate loan to a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. At September 30, 2007 and December 31, 2006 the notional amount of such arrangements was $5.5 million and $0, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $5,000 in fee revenue for both the three and nine month periods ended September 30, 2007, as compared to $0 for the same periods in 2006.

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2007, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 55% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 45%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities may arise.

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

Table 1 - GAAP based and traditional efficiency ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest expenses-GAAP based	$25,899	$21,694	$74,472	$62,878
Net interest income plus noninterest income-
GAAP based	38,342	33,712	110,335	99,982

Efficiency ratio-GAAP based	67.55%	64.35%	67.50%	62.89%

Noninterest expenses-GAAP based	$25,899	$21,694	$74,472	$62,878
Less non-GAAP adjustment:
Amortization of intangible assets	1,123	743	2,956	2,227
Noninterest expenses-traditional ratio	24,776	20,951	71,516	60,651

Net interest income plus noninterest income-
GAAP based	38,342	33,712	110,335	99,982
Plus non-GAAP adjustment:
Tax-equivalency	1,447	1,677	4,096	4,618
Less non-GAAP adjustments:
Securities gains (losses)	22	0	28	1
Net interest income plus noninterest
Income - traditional ratio	39,767	35,389	114,403	104,599

Efficiency ratio - traditional	62.30%	59.20%	62.51%	57.98%

A. FINANCIAL CONDITION

The Company's total assets were $3.0 billion at September 30, 2007, increasing $355.0 million or 14% during the first nine months of 2007. Earning assets increased by 11% or $268.5 million in the first nine months of 2007 to $2.7 billion at September 30, 2007. Asset growth was primarily the result of two acquisitions, which added $417.4 million of total assets, including $376.1 million of earning assets and $72.7 million of goodwill and other intangible assets.

Total loans and leases, excluding loans held for sale, increased 22% or $396.0 million during the first nine months of 2007, to $2.2 billion. During this period, commercial loans and leases increased by $317.5 million or 35%, attributable primarily to commercial loans (up 69%) and commercial mortgage loans (up 27%). Consumer loans increased by $26.8 million or 8%, due to an 11% increase in equity lines of credit. Residential real estate loans increased by $51.7 million or 10%. Residential mortgage loans held for sale decreased by $4.5 million from $10.6 million at December 31, 2006, to $6.6 million at September 30, 2007. The two acquisitions accounted for approximately 72% of the loan growth during the first nine months of 2007. Excluding these acquisitions, the loan portfolio has increased 6% in 2007.

Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios (“LTV”); loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market. At September 30, 2007, the Company had a total of $57.9 million in residential real estate loans and $1.7 million in consumer loans with a LTV greater than 90%. Commercial loans with a LTV greater than 75% to 85%, depending on the type of loan, totaled $43.5 million at September 30, 2007. Interest only loans at September 30, 2007 include almost all of the $214.7 million outstanding under the Company’s equity lines of credit (included in the consumer loan portfolio) and $84.9 million in other loans. The aggregate of these loan concentrations was $402.7 million at September 30, 2007, which represented 18% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

Table 2 - Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	September 30, 2007%		December 31, 2006%
Residential real estate	$593,999	27%	$542,251	30%
Commercial loans and leases	1,236,012	56	918,511	51
Consumer	371,588	17	344,817	19
Total Loans and Leases	2,201,599	100%	1,805,579	100%
Less:Allowance for loan and lease losses	(23,567)		(19,492)
Net loans and leases	$2,178,032		$1,786,087

The total investment portfolio decreased by 16% or $88.7 million to $452.2 million at September 30, 2007 from $540.9 million at December 31, 2006. The decrease was driven by a decrease of $60.7 million or 24% in available-for-sale securities and $30.1 million or 11% in held-to-maturity securities, slightly offset by an increase of $2.1 million or 13% in other equity securities. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $38.1 million during the first nine months of 2007, reaching $13.9 million at September 30, 2007. The decreases in available-for-sale and held-to-maturity securities were primarily due to the exercise of call options by the issuers of the securities. These proceeds were used to fund loan growth and the repayment of borrowings discussed below.

Total deposits were $2.3 billion at September 30, 2007, increasing $285.9 million or 14% from December 31, 2006. During the first nine months of 2007, growth rates of 6% were achieved for time deposits of less than $100,000 (up $23.7 million), and 11% for time deposits of $100,000 or more (up $31.0 million). Over the same period, non-interest bearing demand deposits increased 15% (up $58.9 million) which was somewhat offset by decreases of 4% in interest-bearing regular savings (down $6.2 million) and 1% for interest bearing demand deposits (down $2.1 million). The overall increase in deposits was mainly the result of the two acquisitions. Excluding these acquisitions, deposits increased 1% compared to December 31, 2006, which is reflective of intense competition for deposits in the marketplace.

Table 3 - Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	September 30, 2007%		December 31, 2006%
Noninterest-bearing deposits	$453,536	20	$394,662	20%
Interest-bearing deposits:
Demand	231,753	10	233,841	12
Money market savings	698,721	30	518,146	26
Regular savings	153,846	7	160,035	8
Time deposits less than $100,000	430,618	19	406,910	20
Time deposits $100,000 or more	311,628	14	280,629	14
Total interest-bearing	1,826,566	80	1,599,561	80
Total deposits	$2,280,102	100%	$1,994,223	100%

Total borrowings were $340.9 million at September 30, 2007, which represented a decrease of $10.7 million or 3% from December 31, 2006. This decrease was mainly due to maturities of long-term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) that were not renewed.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
September 2007	-10.15	-6.71	-3.82	- 0.65	2.52	1.59	0.12	-4.03
December 2006	-13.67	-10.94	-7.68	-3.12	0.37	-2.27	-5.37	-9.87

The Net Interest Income at Risk position improved since the 4th quarter of 2006 in all rate scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of -10.15%. This is also well within our prescribed policy limit of 25%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	-22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
September 2007	-15.77	-10.98	-5.51	-0.80	-3.62	-8.24	-13.65	-19.69
December 2006	-17.78	-13.07	-7.18	-1.67	-6.09	-14.95	-24.51	-35.53

Measures of the economic value of equity (EVE) at risk position decreased over year-end 2006 in all rate scenarios. The risk position improved substantially due mainly to additional core deposits from the Potomac Bank and County National Bank acquisitions. Although assumed to be unlikely, our largest exposure is at the -400bp level, with a measure of -19.69%. This is also well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2007 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $100.4 million, which increased from an excess of $96.0 million at June 30, 2007. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $928.0 million from the Federal Home Loan Bank of Atlanta, of which $641.8 million was available based on pledged collateral with $183.7 million outstanding at September 30, 2007. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $143.2 million at September 30, 2007, all of which was available. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2007.

The following is a schedule of significant commitments at September 30, 2007:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$417,599
Other commitments to extend credit	189,645
Standby letters of credit	37,672
$644,916

Capital Management

The Company had a total risk-based capital ratio of 11.50% at September 30, 2007, compared to 13.62% at December 31, 2006; a tier 1 risk-based capital ratio of 10.52%, compared to 12.64%; and a capital leverage ratio of 8.72%, compared to 9.81%. Capital adequacy, as measured by these ratios, was above regulatory requirements. Management believes the level of capital at September 30, 2007, is appropriate.

Stockholders' equity at September 30, 2007, totaled $310.6 million, representing an increase of $72.8 million or 31% from $237.8 million at December 31, 2006. The accumulated other comprehensive loss, a component of stockholders’ equity comprised of net unrealized losses on available-for-sale securities and net actuarial loss and prior service costs relating to the defined benefit pension plan, net of taxes, decreased by 10% or $0.4 million from $4.0 million at December 31, 2006 to $3.6 million at September 30, 2007.

Internal capital generation (net income less dividends) added $12.7 million to total stockholders’ equity during the first nine months of 2007. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 6% compared to 9% reported for the full-year 2006.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan, stock option plan, director stock purchase plan and for the acquisitions of Potomac Bank and County National Bank) totaled $60.4 million during the nine month period ended September 30, 2007. Shares repurchased amounted to $1.5 million over the same period, for a net increase in stockholders’ equity from these sources of $58.9 million.

Dividends for the first nine months of the year were $0.69 per share in 2007, compared to $0.66 per share in 2006, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 46% versus 40%.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net income for the first nine months of the year decreased $0.7 million or 3% to $23.9 million in 2007 from $24.6 million in 2006, representing annualized returns on average equity of 11.28% in 2007 and 14.64% in 2006, respectively. Diluted earnings per share (EPS) for the first nine months of the year were $1.50 in 2007, compared to $1.65 in 2006.

The primary factor driving the decrease in net income for the first nine months of 2007 was the $11.6 million increase in noninterest expenses which was primarily the result of a $4.0 million, or 11%, increase in salaries and employee benefits and a $4.5 million, or 57%, increase in other expenses. The increase in other expenses was primarily the result of $1.5 million in merger costs associated with the acquisitions of Potomac Bank and County National Bank. These increases in expenses were partially offset by a $6.3 million, or 9%, increase in net interest income, due primarily to loan growth, and a $4.1 million, or 14%, increase in noninterest income, due primarily to a $2.2 million, or 39%, increase in service charges on deposit accounts.

The net interest margin decreased by 20 basis points to 4.10% for the nine months ended September 30, 2007, from 4.30% for the same period in 2006, as the net interest spread decreased by 27 basis points. These results are due to relatively high short-term interest rates compared to long-term rates (a flattening yield curve), together with an increase in higher yielding average time deposits.

Table 4 - Consolidated Average Balances, Yields and Rates (Dollars in thousands and tax equivalent)

	For the nine months ended September 30,
	2007			2006
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,073,002	$113,457	7.31%	$1,779,941	$93,345	7.01%
Total securities	511,013	22,704	5.95	564,228	23,891	5.67
Other earning assets	71,617	2,801	5.23	12,560	450	4.80
TOTAL EARNING ASSETS	2,655,632	138,962	7.00%	2,356,729	117,686	6.68%
Nonearning assets	258,816			192,116
Total assets	$2,914,448			$2,548,845

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$237,173	626	0.35%	$229,629	497	0.29%
Money market savings deposits	611,881	17,349	3.79	375,259	8,102	2.89
Regular savings deposits	168,957	421	0.33	189,042	556	0.39
Time deposits	784,995	26,867	4.58	613,283	17,691	3.86
Total interest-bearing deposits	1,803,006	45,263	3.36	1,407,213	26,846	2.55
Short-term borrowings	313,681	10,265	4.38	440,131	13,342	4.05
Long-term borrowings	42,358	1,912	6.02	37,021	1,729	6.23
Total interest-bearing liabilities	2,159,045	57,440	3.56	1,884,365	41,917	2.97
Noninterest-bearing demand deposits	441,151			416,167
Other noninterest-bearing liabilities	30,916			21,810
Stockholders' equity	283,336			226,503
Total liabilities and stockholders' equity	$2,914,448			$2,548,845
Net interest income and spread		$81,522	3.44%		$75,769	3.71%
Less: tax equivalent adjustment		4,096			4,618
Net interest income		77,426			71,151

Net interest margin (3)			4.10%			4.30%
Ratio of average earning assets to
Average interest-bearing liabilities	123.00%			125.07%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 6.55% (or a combined marginal federal and state rate of 39.26%) for 2007 and a marginal income state income tax rate of 7.00% (or a combined marginal federal and state rate of 39.55%) for 2006, to increase tax-exempt interest income to a taxable-equivalent basis. The annualized taxable-equivalent adjustment amounts utilized in the above table to compute yields were $5.5 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively.

(2) Non-accrual loans are included in the average balances.

(3) Net interest margin equals annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first nine months of the year was $77.4 million in 2007, an increase of 9% from $71.2 million in 2006, due primarily to a 16% increase in average loans and leases and a 30 basis point increase in tax-equivalent yield on loans when compared to the first nine months of 2006. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 8%, to $81.5 million in 2007 from $75.8 million in 2006. The effects of changes in average balances, yields and rates are presented in Table 5.

For the first nine months, total interest income increased by $21.8 million or 19% in 2007, compared to 2006. On a non-GAAP tax-equivalent basis, interest income increased by 18%. Average earning assets increased by 13% versus the prior period to $2.7 billion from $2.4 billion; while the average yield earned on those assets increased by 32 basis points to 7.00%. Comparing the first nine months of 2007 versus the same period in 2006, average total loans and leases grew by 16% to $2.1 billion (78% of average earning assets, versus 76% a year ago), while recording a 30 basis point increase in average yield to 7.31%. Average commercial loans and leases grew by 35% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 5% (attributable primarily to home equity line growth); and average residential real estate loans decreased by 3% (reflecting decreases in both mortgage and construction lending). Over the same period, average total securities decreased by 9% to $511.0 million (19% of average earning assets, versus 24% a year ago), while the average yield earned on those assets increased by 28 basis points to 5.95%.

Interest expense for the first nine months of the year increased by $15.5 million or 37% in 2007 compared to 2006. Average total interest-bearing liabilities increased by 15% over the prior year period, while the average rate paid on these funds increased by 59 basis points to 3.56%. As shown in Table 4, all categories of interest-bearing liabilities with the exception of regular savings deposits and long term borrowings showed increases in the average rate as market interest rates continued to rise.

Table 5 - Effect of Volume and Rate Changes on Net Interest Income

		2007 vs. 2006			2006 vs. 2005
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$20,112	$15,687	$4,425	$24,658	$13,016	$11,642
Securities	(1,187)	(2,335)	1,148	(931)	(1,860)	929
Other earning assets	2,351	2,307	44	(179)	(430)	251
Total interest income	21,276	15,659	5,617	23,548	10,726	12,822
Interest expense on funding of earning assets:
Interest-bearing demand deposits	129	17	112	26	(17)	43
Regular savings deposits	(135)	(55)	(80)	(16)	(86)	70
Money market savings deposits	9,247	6,177	3,070	3,908	42	3,866
Time deposits	9,176	5,508	3,668	8,185	2,939	5,246
Total borrowings	(2,894)	(4,063)	1,169	6,257	3,746	2,511
Total interest expense	15,523	7,584	7,939	18,360	6,624	11,736
Net interest income	$5,753	$8,075	$(2,322)	$5,188	$4,102	$1,086

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

The provision for loan and lease losses totaled $2.4 million for the first nine months of 2007 compared to $2.5 million in the same period of 2006. The Company experienced net charge-offs of $1.1 million during the first nine months of 2007 compared to net charge-offs of $2,000 during the first nine months of 2006. The charge-offs that occurred during the nine months ended September 30, 2007 were mainly the result of the non-guaranteed portion of two SBA loans in the amount of $0.8 million. The Bank had established specific reserves for both these loans in prior periods.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2007, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.07% of total loans and leases at September 30, 2007 and 1.08% at December 31, 2006. The allowance increased during the first nine months of 2007 by $4.1 million, from $19.5 million at December 31, 2006, to $23.6 million at September 30, 2007. The increase in the allowance during the first nine months of 2007 was due to $2.8 million of allowances acquired from acquisitions coupled with the increase due to the provision for loan and lease losses mentioned above which was due primarily to growth in the size of the loan portfolio.

Nonperforming loans and leases increased by $21.7 million to $25.4 million at September 30, 2007 from $3.7 million at December 31, 2006, while nonperforming assets increased by $21.9 million for the same period to $25.8 million at September 30, 2007. These increases were due primarily to two loans totaling $15.6 million which are well secured and on which management does not expect a loss. Expressed as a percentage of total assets, nonperforming assets increased to 0.87% at September 30, 2007 from 0.15% at December 31, 2006. The allowance for loan and lease losses represented 93% of nonperforming loans and leases at September 30, 2007, compared to coverage of 522% at December 31, 2006. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0.4 million at September 30, 2007 and $0.2 million at December 31, 2006. The balance of impaired loans and leases was $16.9 million at September 30, 2007, with specific reserves against those loans of $0.2 million, compared to $0.3 million at December 31, 2006, with specific reserves of $118,000.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
Balance, January 1	$19,492	$16,886
Allowance acquired from acquisitions	2,798	0
Provision for loan and lease losses	2,369	2,795

Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(1,083)	(230)
Consumer	(147)	(85)
Total charge-offs	(1,230)	(315)
Loan recoveries:
Residential real estate	0	0
Commercial loans and leases	110	89
Consumer	28	37
Total recoveries	138	126
Net recoveries (charge-offs)	(1,092)	(189)
Balance, period end	$23,567	$19,492
Net recoveries (charge-offs) to average loans and leases (annual basis)	0.07%	0.01%
Allowance to total loans and leases	1.07%	1.08%

The following table presents nonperforming assets at the dates indicated:

	September 30, 2007	December 31, 2006
Non-accrual loans and leases	$17,362	$1,910
Loans and leases 90 days or more past due	8,009	1,823
Total nonperforming loans and leases*	25,371	3,733

Other real estate owned, net	431	182
Total nonperforming assets	$25,802	$3,915
Nonperforming assets to total assets	0.87%	0.15%

* Those performing credits considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $2.7 million at September 30, 2007, compared to $10.1 million at December 31, 2006. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, but most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $32.9 million for the nine month period ended September 30, 2007, a 14% or $4.1 million increase from the same period of 2006. The increase in noninterest income for the first nine months of 2007 was due primarily to an increase of $2.2 million or 39% in service charges on deposit accounts due primarily to higher overdraft fees. In addition, income from bank owned life insurance increased $0.4 million or 23% due to higher rates and insurance policies added from the Potomac and County acquisitions. Visa check fees increased $0.3 million or 16%, reflecting continued growth in electronic transactions. Fees on sales of investment products increased $0.2 million or 9% due mainly to higher sales of mutual funds while trust and investment management fees increased $0.5 million or 8% due mainly to growth in assets under management. Insurance agency commissions grew by 6% or $0.3 million as a result of higher contingency fees and commissions on physician’s liability insurance.

Total noninterest expenses were $74.5 million for the nine month period ended September 30, 2007, an 18% or $11.6 million increase from the same period in 2006. Most of the rise in noninterest expenses during the first nine months of 2007 occurred in salaries and employee benefits which increased $4.0 million or 11% during the nine months ended September 30, 2007 mainly as the result of the acquisitions of Potomac in February, 2007 and County in May, 2007. Occupancy and equipment expenses increased $2.4 million or 23% due higher rent expenses and the two acquisitions. Outside data services grew by $0.4 million or 16%. Other noninterest expenses increased during the nine months ended September 30, 2007 by $4.5 million or 57%. This increase was primarily due to $1.5 million in merger costs incurred due to the acquisitions together with a $1 million increase in consulting and other professional fees. Intangibles amortization also increased by $0.7 million or 33% due to the two acquisitions. Average full-time equivalent employees increased to 707 during the first nine months of 2007, from 626 during the same period in 2006, a 13% increase, due primarily to the Potomac and County acquisitions. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $34,000 in 2007 and $39,000 in 2006.

Income Taxes

The effective tax rate decreased to 28.7% for the nine month period ended September 30, 2007, from 28.9% for the prior year period. This decrease was primarily due to the acquisition in February 2007 of Potomac Bank which is not subject to state income taxes.

C. RESULTS OF OPERATIONS - THIRD QUARTER 2007 AND 2006

Third quarter net income of $8.2 million ($0.50 per share-diluted) in 2007 was $0.1 million or 1% above net income of $8.1 million ($0.55 per share-diluted) shown for the same quarter of 2006. Annualized returns on average equity for these periods were 10.55% in 2007 versus 13.93% in 2006.

Net interest income grew by $3.1 million or 13%, to $27.2 million for the three months ended September 30, 2007, while total noninterest income grew $1.5 million or 16% for the period. However, this growth was more than offset by a $4.2 million or 19% increase in noninterest expense.

The increase in net interest income was the result of continued growth in the loan portfolio and higher loan and investment securities yields which were largely offset by increased rates on interest-bearing deposits and an increased use of time deposits to fund loan growth. These factors produced a net interest margin decrease of 9 basis points to 4.16% for the three months ended September 30, 2007, from 4.25% for the same period of 2006, and the net interest spread decreased by 12 basis points.

The provision for loan and lease losses totaled $0.8 million in the third quarter of 2007 compared to $0.6 million in the third quarter of 2006 due primarily to growth in the loan portfolio.

Third quarter noninterest income was $11.1 million in 2007, representing a 16% or $1.5 million increase from the same period in 2006. The increase in noninterest income for the quarter ended September 30, 2007 was due primarily to an increase of $1.1 million or 58% increase in service charges on deposit accounts due primarily to higher overdraft fees. In addition, Visa check fees increased $0.1 million or 21% due to continued growth in electronic transactions while income from bank owned life insurance increased $0.1 million or 22% due to higher rates and insurance policies added from the Potomac and County acquisitions. Trust and investment management fees increased $0.2 million or 9% due mainly to growth in assets under management. These increases were somewhat offset by a $0.1 million or 8% decrease in insurance agency commissions due primarily to lower premium volume on commercial lines.

Third quarter noninterest expenses increased $4.2 million or 19% to $25.9 million in 2007 from $21.7 million in 2006. Salaries and employee benefits increased $2.0 million, or 16%, during the quarter ended September 30, 2007 mainly as the result of the acquisitions of Potomac in February, 2007 and County in May, 2007. Occupancy and equipment expenses increased $1.0 million, or 29%, due primarily to increased rent expenses and the two acquisitions. Other noninterest expenses increased $1.6 million or 58% primarily due to $0.3 million in merger costs incurred due to the acquisition of Potomac and County and increased consulting and professional fees. Intangibles amortization also increased by $0.4 million or 51% in the third quarter of 2007 compared to the same period in 2006 due to the two acquisitions.

The third quarter effective tax rate increased to 30.0%, from the 29.2% recorded in the third quarter of 2006. This increase was primarily due to a decline in the tax advantaged investment portfolio.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2006 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended September 30, 2007.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 2007	0	NA	0	786,245
August 2007	53,933	$27.44	53,933	732,312
September 2007	905	$29.00	905	731,407

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or 786,245 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At September 30, 2007, a total of 731,407 shares remained under the plan.

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

SANDY SPRING BANCORP, INC. (Registrant)

By: /S/ HUNTER R. HOLLAR
Hunter R. Hollar President and Chief Executive Officer Date: November 6, 2007

By: /S/ PHILIP J. MANTUA
Philip J. Mantua Executive Vice President and Chief Financial Officer Date: November 6, 2007