Form 10-K
period 2007-12-31
SANDY SPRING BANCORP INC
filed 2008-03-05
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

Commission File Number 0-19065

SANDY SPRING BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1532952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 301-774-6400.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐ Yes   ☒ No*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   No x

The aggregate market value of the voting common stock of the registrant held by nonaffiliates on June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $492 million, based on the closing sales price of $30.95 per share of the registrant's Common Stock on that date.

As of the close of business on February 19, 2008, 16,380,033 shares of the registrant's Common Stock were outstanding.

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2008 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents

Forward-Looking Statements	2
Form 10-K Cross Reference Sheet	3
Sandy Spring Bancorp, Inc.	4
About this Report	4
Six Year Summary of Selected Financial Data	5
Securities Listing, Prices and Dividends	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Controls and Procedures	24
Reports of Independent Registered Public Accounting Firm	25
Consolidated Financial Statements	27
Notes to the Consolidated Financial Statements	31
Other Material Required by Form 10-K:
Description of Business	60
Risk Factors	68
Competition	71
Employees	72
Executive Officers	72
Properties	72
Exhibits, Financial Statements, and Reports on Form 8-K	74
Signatures	76

Forward-Looking Statements
Sandy Spring Bancorp, Inc. (the “Company”) makes forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company’s actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results. Please also see the discussion of “Risk Factors” on page 68.

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

Item of Form 10-K		Location
PART I

Item 1.	Business	“Forward-Looking Statements” on page 2, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 4, and “Business” on pages 60 through 68.

Item 1A.	Risk Factors	“Forward-Looking Statements” on page 2, “Risk Factors” on pages 68 through 71.

Item 1B.	Unresolved Staff Comments	Not applicable.

Item 2.	Properties	“Properties” on pages 72 and 73.

Item 3.	Legal Proceedings	Note 19 “Litigation” on page 54.

Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 6 “Equity Compensation Plans” on page 8.

Item 6.	Selected Financial Data	“Six Year Summary of Selected Financial Data” on page 5.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 24.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 2 and “Market Risk Management” on pages 22 through 24.

Item 8.	Financial Statements and Supplementary Data	Pages 27 through 60.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable.

Item 9A.	Controls and Procedures	“Controls and Procedures” on page 24.

Item 9B.	Other Information	Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The material labeled “Election of Directors Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 72 of this Report.

Item 11.	Executive Compensation	The material labeled "Corporate Governance and Other Matters," "Executive Compensation," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plans” on page 8.

Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” and "Transactions and Relationships with Management" in the Proxy Statement is incorporated in this Report by reference.

Item 14.	Principal Accounting Fees and Services	The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	“Exhibits, Financial Statement Schedules” on pages 74 through 75.

SIGNATURES		“Signatures” on page 76.

Sandy Spring Bancorp, Inc.

With $3.0 billion in assets, Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. Sandy Spring Bancorp, Inc. is the second largest publicly traded banking company headquartered in Maryland. Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking, and trust services through 42 community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services. Visit www.sandyspringbank.com to locate an ATM near you or for more information about Sandy Spring Bank.

About This Report

This report comprises the entire 2007 Form 10-K, other than exhibits, as filed with the SEC. The 2007 annual report to shareholders, included in this report, and the proxy materials for the 2008 annual meeting are being distributed together to shareholders. See page 75 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this report or passed upon its accuracy or adequacy.

SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003	2002
Results of Operations:
Tax-equivalent interest income	$186,481	$159,686	$129,288	$117,137	$120,285	$129,300
Interest expense	76,149	58,687	33,982	34,768	37,432	44,113
Tax-equivalent net interest income	110,332	100,999	95,306	82,369	82,853	85,187
Tax-equivalent adjustment	5,506	6,243	7,128	8,156	8,237	6,920
Provision for loan and lease losses	4,094	2,795	2,600	0	0	2,865
Net interest income after provision for loan and lease losses	100,732	91,961	85,578	74,213	74,616	75,402
Noninterest income	44,289	38,895	36,909	30,949	33,969	29,953
Noninterest expenses	99,788	85,096	77,194	92,474	67,040	63,843
Income before taxes	45,233	45,760	45,293	12,688	41,545	41,512
Income tax expense (benefit)	12,971	12,889	12,195	(1,679)	9,479	10,927
Net income	32,262	32,871	33,098	14,367	32,066	30,585
Cash dividends	14,988	13,028	12,329	11,332	10,725	10,012
Per Share Data:
Net income – basic	$2.01	$2.22	$2.26	$0.99	$2.21	$2.11
Net income – diluted	2.01	2.20	2.24	0.98	2.18	2.08
Dividends declared	0.92	0.88	0.84	0.78	0.74	0.69
Book value (at year end)	19.31	16.04	14.73	13.34	13.35	12.25
Tangible book value (at year end) (1)	13.60	14.48	13.09	12.16	12.03	10.76
Financial Condition (at year end):
Assets	$3,043,953	$2,610,457	$2,459,616	$2,309,343	$2,334,424	$2,308,486
Deposits	2,273,868	1,994,223	1,803,210	1,732,501	1,561,830	1,492,212
Loans and leases	2,277,031	1,805,579	1,684,379	1,445,525	1,153,428	1,063,853
Securities	445,273	540,908	567,432	666,108	998,205	1,046,258
Borrowings	426,525	351,540	417,378	361,535	563,381	613,714
Stockholders’ equity	315,640	237,777	217,883	195,083	193,449	178,024
Financial Condition (average for the year):
Assets	2,935,451	2,563,673	2,352,061	2,406,318	2,344,743	2,161,689
Deposits	2,253,979	1,866,346	1,771,381	1,652,306	1,541,336	1,412,645
Loans and leases	2,113,476	1,788,702	1,544,990	1,292,209	1,103,279	1,056,838
Securities	495,928	559,350	603,882	906,901	1,059,583	931,192
Borrowings	361,884	451,251	355,537	536,758	593,684	571,021
Stockholders’ equity	290,224	229,360	204,142	197,556	185,418	161,903
Performance Ratios (for the year):
Return on average equity	11.12%	14.33%	16.21%	7.27%	17.29%	18.89%
Return on average assets	1.10	1.28	1.41	0.60	1.37	1.42
Yield on average interest-earning assets	6.98	6.73	5.95	5.23	5.49	6.39
Rate on average interest-bearing liabilities	3.50	3.08	2.02	1.94	2.08	2.59
Net interest spread	3.48	3.65	3.93	3.29	3.41	3.80
Net interest margin	4.13	4.26	4.39	3.68	3.78	4.21
Efficiency ratio – GAAP based (2)	66.92	63.67	61.71	87.93	61.74	58.99
Efficiency ratio – traditional (2)	61.92	58.71	58.16	62.86	56.26	54.09
Dividends declared per share to diluted net income per share	45.77	40.00	37.50	79.59	33.94	33.17
Capital and Credit Quality Ratios:
Average equity to average assets	9.89%	8.95%	8.68%	8.21%	7.91%	7.49%
Total risk-based capital ratio	11.28	13.62	13.22	13.82	15.51	14.95
Allowance for loan losses to loans and leases	1.10	1.08	1.00	1.01	1.29	1.41
Non-performing assets to total assets	1.15	0.15	0.06	0.08	0.13	0.12
Net charge-offs to average loans and leases	0.06	0.01	0.02	0.02	0.01	0.05

(1)	Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

SECURITIES LISTING, PRICES AND DIVIDENDS

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are traded on the NASDAQ Global Select Market under the symbol SASR.

Transfer Agent and Registrar
American Stock Transfer and Trust Company
59 Maiden Lane
New York, New York 10038

Recent Stock Prices and Dividends
Shareholders received quarterly cash dividends totaling $15.0 million in 2007 and $13.0 million in 2006. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-seven years. Since 2002, dividends per share have risen at a compound annual growth rate of 6%. The increase in dividends per share was 5% in 2007.

The ratio of dividends per share to diluted net income per share was 46% in 2007, compared to 40% for 2006. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 25,147 in 2007 and 19,439 in 2006, while issuances pursuant to exercises of stock options and grants of restricted stock were 84,342 and 35,998 in the respective years. Shares issued under the director stock purchase plan totaled 2,402 shares in 2007 and 2,381 shares in 2006. Shares issued in connection with acquisitions totaled 1,577,036 in 2007.

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 786,000 shares) of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under the Company's stock option, benefit and compensation plans, as well as for other corporate purposes. A total of 1,332,869 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2007 under the stock repurchase program. There were 156,249 shares repurchased in 2007 and 25,000 shares repurchased in 2006 under the stock repurchase program.

The number of common shareholders of record was approximately 2,800 as of February 7, 2008.

Quarterly Stock Information

	2007			2006
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$32.41	$38.97	$0.23	$34.70	$37.99	$0.22
2nd	30.98	35.94	0.23	33.98	37.54	0.22
3rd	25.60	32.99	0.23	34.22	37.13	0.22
4th	26.00	31.57	0.23	34.76	38.82	0.22
Total			$0.92			$0.88

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 2007	39,195	$28.69	39,195	692,212
November 2007	62,216	$28.15	62,216	629,996
December 2007	0	N/A	0	629,996

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in SEC Rule 10b-18.
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

The following graph and table show the cumulative total return on the Common Stock of Bancorp over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), a narrower index of Mid-Atlantic bank holding company peers with assets of $1 billion to $3 billion used in prior years ("Old Peer Group"), and a new index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion ("New Peer Group"). The decision to select the "New Peer Group" was made in keeping with the growth and geographic diversification experienced by the Company. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2002, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2002, in the Common Stock and the securities included in the indexes.

Total Return Comparison

	2002	2003	2004	2005	2006	2007

Sandy Spring Bancorp, Inc.	$100.0	$121.1	$127.8	$118.5	$132.9	$99.8
S&P 500 Index	$100.0	$128.7	$142.7	$149.7	$173.3	$182.8
"Old Peer Group" Index	$100.0	$134.4	$153.8	$151.5	$169.2	$131.0
"New Peer Group" Index	$100.0	$129.1	$152.1	$140.0	$150.5	$119.9

The "Old Peer Group" index includes twenty-four publicly-traded bank holding companies, other than Bancorp, headquartered in the states of Maryland, Virginia, Pennsylvania, New Jersey, and West Virginia (the Mid-Atlantic Region) with assets at December 31, 2007, of at least $1 billion and not more than $3 billion. The institutions included in this index are Burke & Herbert Bank & Trust Company; Cardinal Financial Company; City Holding Company; Center Bancorp, Inc.; Citizens & Northern Corporation; First Community Bancshares, Inc.; First Mariner Bancorp; First National Community Bancorp, Inc.; First United Corporation; FNB Corporation; Interchange Financial Services Corporation; Gateway Bank & Trust Co.; Lakeland Bancorp, Incorporated; Omega Financial Corp.; Peapack-Gladstone Financial Corporation; Pennsylvania Commerce Bancorp, Inc.; Royal Bancshares of Pennsylvania, Inc.; Summit Financial Group, Inc.; TowneBank; Union Bankshares Corporation; Univest Corporation of Pennsylvania; Virginia Commerce Bancorp, Inc.; Virginia Financial Group, Inc.; and Yardville National Bancorp. Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

The "New Peer Group" index includes twenty-one publicly traded bank holding companies, other than Bancorp, headquartered in the Mid-Atlantic Region as noted and with assets of $2 billion to $7 billion. The companies included in this index are: Carter Bank & Trust (VA); City Holding Company (WV); Pennsylvania Commerce Bancorp, Inc. (PA); First Bancorp, Inc. (NC); First Community Bancshares, Inc. (VA); First Charter Corporation (NC); First Commonwealth Financial Corporation (PA); First Financial Bancorp (OH); F.N.B. Corporation (PA); Harleysville National Corporation (PA); Lakeland Bancorp, Inc. (NJ); NewBridge Bancorp (NC); National Penn Bancshares, Inc. (PA); Provident Bankshares Corporation (MD); Park National Corporation (OH); Sun Bancorp, Inc. (NJ); S&T Bancorp, Inc. (PA); TowneBank (VA); Union Bankshares Corporation (VA); Virginia Commerce Bancorp, Inc. (VA); Wesbanco, Inc. (WV). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2007, consisting only of the 1992 and 1999 stock option plans (each expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by security holders	996,365	$33.72	1,365,708

Equity compensation plans not approved by security holders	0	0	0

Total	996,365	$33.72	1,365,708

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
Sandy Spring Bancorp, Inc. and subsidiaries (the "Company") achieved solid earnings for the year ended December 31, 2007. Net income for the year ended December 31, 2007, totaled $32.3 million ($2.01 per diluted share), as compared to $32.9 million ($2.20 per diluted share) for the prior year. These results reflect the following events:

•	An 11% increase in net interest income due primarily to continued growth in the loan portfolio, which was offset somewhat by a decrease in the net interest margin from 4.26% in 2006 to 4.13% in 2007.
•	An increase in the provision for loan and lease losses to $4.1 million in 2007 from $2.8 million in 2006 due mainly to growth in the loan portfolio and a higher level of nonperforming loans.
•
An increase of 14% in noninterest income over the prior year due in large part to increased service charges on deposit accounts and higher trust and investment management fees, offset by a decrease in gains on sales of mortgage loans.

•
An increase of 17% in noninterest expenses compared to the prior year due primarily to an increase in salaries and employee benefits, occupancy expense, equipment expense and amortization of intangible assets reflecting the acquisitions of Potomac Bank of Virginia and County National Bank.

The Company maintained steady growth during 2007. Loan balances increased by 26% over the prior year primarily due to the acquisition of Potomac Bank of Virginia (“Potomac”) and CN Bancorp, Inc. (“County”) in 2007. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 13% over 2006. Again, much of this increase was due to the two acquisitions.

Net interest income increased by $10.0 million, or 11%, due primarily to growth in the loan portfolio and higher loan yields, which were offset, in part, by increased rates on interest bearing deposits. The net interest margin decreased from 4.26% for the year 2006 to 4.13% for the year 2007. Noninterest income increased by 14% to $44.3 million compared to the prior year. This increase was due primarily to an increase of $3.2 million in service charges on deposit accounts and an increase of $0.8 million in trust and investment management fees, partially offset by a decrease of $0.2 million in gains on sales of mortgage loans. Expressed as a percentage of net interest income and noninterest income, noninterest income totaled 30% of total revenue. Noninterest expenses grew by $14.7 million or 17% versus the prior year primarily due to an increase of $4.7 million in salaries and benefits resulting from the acquisitions of Potomac and County, an increase in occupancy and equipment expenses of $3.0 million and growth of $1.1 million in intangibles amortization as a result of the acquisitions mentioned above.

Comparing December 31, 2007 balances to December 31, 2006, total assets increased 17% to $3.0 billion. Total deposits grew 14% to $2.3 billion, while total loans and leases grew to $2.3 billion from $1.8 billion, a 26% increase. During the same period, stockholders’ equity increased to $315.6 million or 10% of total assets.

While non-performing assets grew substantially over the prior year, the Company continues to believe that its asset quality will prove to be a significant strength given the current volatile condition of the economy. Non-performing assets represented 1.15% of total assets at year-end 2007, versus 0.15% at year-end 2006. The ratio of net charge-offs to average loans and leases was 0.06% in 2007, compared to 0.01% in 2006.

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

The Company’s allowance for loan and lease losses has two basic components: the formula allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances. Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 79% and 84% of the total allowance at December 31, 2007 and 2006, respectively.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 21% and 16% of the total allowance at December 31, 2007 and 2006, respectively. The Company has historically had favorable credit quality. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Table 1 – Consolidated Average Balances, Yields and Rates (1)

(Dollars in thousands and tax equivalent)

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans and leases (2)
Residential real estate(3)	$586,141	$37,441	6.39%	$588,426	$36,723	6.24%	$550,129	$31,628	5.75%
Consumer	365,334	25,367	6.94	344,316	23,172	6.73	323,534	17,856	5.52
Commercial loans and leases	1,162,001	90,730	7.81	855,960	66,657	7.79	671,327	46,151	6.87
Total loans and leases	2,113,476	153,538	7.26	1,788,702	126,552	7.08	1,544,990	95,635	6.19

Securities:
Taxable	279,881	14,603	5.22	310,740	14,710	4.73	309,769	12,875	4.16
Nontaxable	216,047	15,060	6.97	248,610	17,220	6.93	294,113	19,996	6.80
Total securities	495,928	29,663	5.98	559,350	31,930	5.71	603,882	32,871	5.44
Interest-bearing deposits with banks	21,600	1,123	5.20	2,501	123	4.92	2,095	63	3.01
Federal funds sold	42,305	2,157	5.10	21,145	1,081	5.12	22,082	719	3.26
Total earning assets	$2,673,309	186,481	6.98%	$2,371,698	159,686	6.73%	$2,173,049	129,288	5.95%
Less: allowances for loan and lease losses	(22,771)			(18,584)			(15,492)
Cash and due from banks	54,294			46,741			46,682
Premises and equipment, net	52,604			45,980			44,945
Other assets	178,015			117,838			102,877
Total assets	$2,935,451			$2,563,673			$2,352,061

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$236,940	$808	0.34%	$226,699	$657	0.29%	$237,511	$640	0.27%
Regular savings deposits	165,134	535	0.32	182,610	687	0.38	216,951	801	0.37
Money market savings deposits	643,047	23,809	3.70	409,578	12,655	3.09	376,090	6,268	1.67
Time deposits	768,005	34,764	4.53	631,712	25,335	4.01	498,774	13,773	2.76
Total interest-bearing deposits	1,813,126	59,916	3.30	1,450,599	39,334	2.71	1,329,326	21,482	1.62
Short-term borrowings	319,418	13,673	4.28	414,274	17,049	4.12	295,462	9,638	3.26
Long-term borrowings	42,466	2,560	6.03	36,977	2,304	6.23	60,075	2,862	4.76
Total interest-bearing liabilities	2,175,010	76,149	3.50	1,901,850	58,687	3.08	1,684,863	33,982	2.02
Net interest income and spread		$110,332	3.48%		$100,999	3.65%		$95,306	3.93%
Noninterest-bearing demand deposits	440,853			415,747			442,055
Other liabilities	29,364			16,716			21,001
Stockholders’ equity	290,224			229,360			204,142
Total liabilities and stockholders’ equity	$2,935,451			$2,563,673			$2,352,061

Interest income/earning assets			6.98%			6.73%			5.95%
Interest expense/earning assets			2.85			2.47			1.56
Net interest margin			4.13%			4.26%			4.39%

(1)
Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 6.55% (or a combined marginal federal and state rate of 39.26%) for 2007 and a marginal state income tax rate of 7.00% (or a combined federal and state rate of 39.55%) for 2006 and 2005, to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $5.5 million in 2007, $6.2 million in 2006, and $7.1 million in 2005.

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

Net interest income for 2007 was $104.8 million, representing an increase of $10.0 million or 11% from 2006. Comparing 2006 to 2005, net interest income increased 7% to $94.8 million.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled "Table 1 - Consolidated Average Balances, Yields and Rates") shows a decrease in net interest margin for 2007 of 13 basis points, or 3% when compared to 2006. Comparing the years 2007 and 2006 shown in Table 1, average earning assets increased by 13%. Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes. The decrease in tax-equivalent net interest margin in 2007 resulted primarily from the growth in the cost of interest bearing deposits reflecting the intense competition for deposits in the Company’s markets and a flat yield curve environment. While average noninterest bearing deposits increased in 2007, due primarily to the acquisitions mentioned above, the percentage of noninterest bearing deposits to total deposits decreased to 20% in 2007 compared to 22% in 2006 and 25% in 2005. The decrease in the tax-equivalent net interest margin in 2006 resulted mainly from a decrease in the average balance of noninterest bearing deposits combined with a higher yield on interest bearing deposits due to the existing flat yield curve. Tax-equivalent net interest income increased by 9% in 2007 (to $110.3 million in 2007 from $101.0 million in 2006) and increased 6% in 2006 (from $95.3 million in 2005). Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management. It has led to greater sophistication in margin management and heightened emphasis on noninterest revenues. During 2007, margin compression continued as a result of a flat yield curve environment and intense competition for deposits among banks and other providers of financial services. The Company is continuing its emphasis on producing consistent earnings results from its core loan, deposit and noninterest income businesses.

Table 2 – Effect of Volume and Rate Changes on Net Interest Income

		2007 vs. 2006			2006 vs. 2005
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$26,986	$23,515	$3,471	$30,916	$16,217	$14,699
Securities	(2,267)	(3,742)	1,475	(941)	(2,495)	1,554
Other investments	2,076	2,067	9	423	(18)	441
Total interest income	26,795	21,840	4,955	30,398	13,704	16,694
Interest expense on funding of earning assets:
Interest-bearing demand deposits	151	30	121	17	(30)	47
Regular savings deposits	(152)	(62)	(90)	(114)	(129)	15
Money market savings deposits	11,154	8,276	2,878	6,387	603	5,784
Time deposits	9,429	5,906	3,523	11,562	4,287	7,275
Total borrowings	(3,120)	(3,976)	856	6,853	3,772	3,081
Total interest expense	17,462	10,174	7,288	24,705	8,503	16,202
Net interest income	$9,333	$11,666	$(2,333)	$5,693	$5,201	$492

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Interest Income
The Company's interest income increased by $27.5 million or 18% in 2007, compared to 2006, preceded by an increase of $31.3 million or 26% over 2005. On a tax-equivalent basis, the respective changes were an increase of 17% in 2007, and an increase of 24% in 2006. Table 2 shows that, in 2007, the increase in interest income resulted primarily from the higher growth in average earning assets over interest bearing liabilities which was somewhat offset by a narrowing net interest margin.

During 2007, average loans and leases, yielding 7.26% versus 7.08% a year earlier, grew 18% to $2.1 billion, due mainly to a 36% increase in average commercial loans and leases. Average residential real estate loans decreased slightly (attributable to construction lending), average consumer loans increased 6% due to higher home equity loans and lines, while the increase in average commercial loans and leases reflected growth in all categories of such loans. In 2007, average loans and leases comprised 79% of average earning assets, compared to ratios of 75% in 2006 and 71% in 2005. Average total securities, yielding 5.98% in 2007 versus 5.71% last year, declined 11% to $495.9 million. Non-taxable securities declined in 2007 by 15% compared to 2006. Average total securities comprised 19% of average earning assets in 2007, compared to 24% in 2006 and 28% in 2005. These results were consistent with the Company’s strategic plan to migrate an increasing share of its assets from investment securities to its commercial loan portfolio.

Interest Expense
Interest expense increased by 30% or $17.5 million in 2007, compared to 2006, as a result of growth in interest-bearing deposits coupled with a 42 basis point rise in the average rate paid on deposits and borrowings (increasing to 3.50% from 3.08%).

Deposit and borrowing activity during 2007 was driven primarily by the flat yield curve rate environment which brought about an extremely competitive market for deposits as market interest rates on deposits remained relatively high through most of the year. Also contributing to this situation was the market volatility experienced in the second half of the year as other banks competing for deposits in the Company’s markets increased rates offered on deposits to maintain their liquidity. The flat yield curve together with this intensely competitive market for deposits caused the Company to pay somewhat higher rates on interest bearing deposits in order to maintain its market share of such deposits. This resulted in an increase in average rates in several categories of interest-bearing liabilities. Average borrowings decreased $89.3 million or 20% compared to 2006.

In 2006, interest expense increased principally due to a 106 basis point increase in the average rate paid on deposits and borrowings, due in large part, to the flat yield curve environment and a very competitive market for deposits.

Interest Rate Performance
The net interest margin decreased by 13 basis points in 2007, as compared to a decrease in net interest spread of 17 basis points. The difference between these two indicators of interest rate performance is attributable primarily to an increase in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During 2007, the Company experienced a greater relative increase in the funding rate compared to the yield on earning assets, resulting in a decrease in the net interest margin and spread.

In 2006 versus 2005, a greater relative increase in the funding rate compared to the yield on earning assets resulted in a decrease in the net interest margin and spread.

Noninterest Income
Total noninterest income was $44.3 million in 2007, a $5.4 million or 14% increase from 2006. The primary reasons for the increase in noninterest income for 2007, as compared to 2006 were a $3.2 million increase in service charges on deposit accounts, due primarily to higher overdraft fees and a $0.8 million increase in trust and investment management fees due to growth in assets under management. In addition, the Company experienced increases in income from bank owned life insurance of $0.5 million, Visa check fees of $0.4 million and other income of $0.5 million. These increases were partially offset by a decrease in gains on sales of mortgage loans of $0.2 million. Comparing 2006 to 2005, noninterest income increased $2.0 million or 5%. This increase was mainly due to an increase in trust and investment management fees which resulted from the acquisition of West Financial Services late in 2005 and an increase in insurance agency commissions due, in part, to the acquisition of Neff & Associates in January 2006.

There were virtually no securities gains in 2007 or 2006 while the Company recognized net gains of $3.3 million in 2005. During 2005, sales of available-for-sale securities generated $4.0 million in gains and $0.7 million in losses.

Service charges on deposits totaled $11.1 million in 2007, an increase of $3.2 million or 41% due primarily to higher overdraft fees. Visa check fees increased to $2.8 million from $2.4 million, an increase of $0.4 million or 17% over 2006 due largely to an increased volume of electronic transactions.

Trust and investment management fee income amounted to $9.6 million in 2007, an increase of $0.8 million or 9% over 2006, reflecting increased assets under management. During 2007, investment management fees in West Financial Services increased to $4.6 million, an increase of $0.5 million or 11% over 2006 due to a revised fee structure and growth in assets under management. Trust services fees increased to $5.0 million, an increase of $0.3 million or 8% over the prior year due mainly to a 12% increase in assets under management. Trust and investment management fees of $8.8 million for 2006 represented an increase of $3.8 million or 75% over 2005. This increase was due primarily to the acquisition of West Financial Services in the fourth quarter of 2005. Fees on sales of investment products remained virtually level in 2007 compared to 2006 and increased by $0.9 million or 40% in 2006 compared to 2005. The lack of growth in 2007 was due primarily to current uncertain economic conditions and eroding consumer confidence while the increase in 2006 reflects the emphasis on sales of mutual funds that pay trailer fees, thus providing an annuitized stream of revenue, instead of one-time fees payable at the time of sale. Total assets under management for West Financial Services, trust and investment services increased $163.4 million or 10% to $1.8 billion at December 31, 2007.

Insurance agency commissions increased by $0.1 million or 2% in 2007 compared to 2006 after an increase of $1.2 million or 22% in 2006 compared to 2005. The increase in 2006 was due to the acquisition of Neff & Associates in January 2006 together with higher commissions on commercial lines.

Gains on mortgage sales decreased by $0.2 million or 8% in 2007 compared to 2006, after a decrease of 21% in 2006 compared to 2005. The Company achieved gains of $2.7 million on sales of $286.4 million in 2007 compared to $3.0 million on sales of $296.9 million in 2006 and gains of $3.8 million on sales of $326.0 million in 2005.

Income from bank owned life insurance reflected an increase of $0.5 million or 20% in 2007 compared to 2006 and an increase of $0.1 million or 4% from 2006 to 2005. The increase in 2007 was due primarily to higher rates and insurance policies added from the two acquisitions. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $70.0 million at December 31, 2007 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 7.02% for 2007.

Noninterest Expenses
Noninterest expenses increased $14.7 million or 17% in 2007, compared to 2006. The increase in expenses in 2007 was primarily due to a 9% increase in salaries and employee benefits and a 47% increase in other noninterest expenses. Comparing 2006 to 2005, noninterest expenses increased $7.9 million or 10% due to a $3.5 million or 7% increase in salaries and employees benefits.

Salaries and employee benefits, the largest component of noninterest expenses, increased $4.7 million or 9% in 2007, primarily due to the acquisition of Potomac and County. This increase was somewhat offset by a $0.5 million reduction due to the elimination of an executive medical benefit plan. Salaries and employee benefits increased $3.5 million or 7% in 2006 due largely to an increase in salaries of $3.3 million or 9%. This was due to the acquisition of West Financial Services in the fourth quarter of 2005 and Neff & Associates in January 2006 as well as a larger staff. Average full-time equivalent employees reached 709 in 2007, representing an increase of 13% from 626 in 2006, which was 6% above the 591 full-time equivalent employees in 2005.

In 2007, occupancy expense increased $1.9 million or 22%. This increase was due to rent increases on existing properties and the addition of acquired branches. The rate of increase was $0.4 million or 5% in 2006 over 2005 due to the opening of two new branches in 2006. Equipment expenses increased $1.1 million or 20% in 2007 compared to 2006. This increase was due to mainly to the acquisitions. Marketing expense decreased by $0.3 million or 13% in 2007 following an increase of $1.4 million or 111% in 2006. The decrease in 2007 was due mainly to the Company’s efforts to better control its noninterest expenses in 2007 while the increase in 2006 was part of the Company’s decision to increase brand awareness within the markets that the Company serves.

Expenses for outside data services increased $0.8 million or 24% in 2007 compared to 2006 due to the overall growth of the loan and deposit portfolios and the ten new branches added from the acquisitions of County and Potomac. Outside data services increased $.3 million or 9% in 2006 compared to 2005 due to growth in the loan and deposit portfolios.

Other noninterest expenses of $17.4 million was $5.5 million or 46% above the $11.9 million recorded for 2006. This increase was due primarily to merger expenses of $1.5 million. Higher consulting and professional fees, franchise taxes and an expense accrual for possible Visa, Inc. litigation costs also contributed to this increase. Other noninterest expenses increased $1.5 million or 14% in 2006 compared to 2005 due mainly to an increase in consulting and professional fees.

Amortization of intangible assets increased $1.1 million or 38% over 2006 as a result of the two acquisitions. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately five years at December 31, 2007. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks are obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company has recorded a liability and corresponding expense in the fourth quarter of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company has not reflected in its financial statements any value for its membership interest in Visa as a result of the Visa reorganization. Upon completion of the anticipated IPO, the fair value of such interest will be realized based on the value of shares utilized to establish the escrow account (limited to the obligation recorded) and shares redeemed for cash. The Company expects the value of these shares to exceed the aggregate amount of this charge.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude the goodwill impairment loss in 2004, the amortization of intangibles, and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and traditional based efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios, GAAP based and traditional, increased in 2007. This increase was mainly the result of the rise in noninterest expenses in 2007 over 2006 coupled with the decrease in the net interest margin from 4.26% in 2006 to 4.13% in 2007.

Table 3 – GAAP based and traditional efficiency ratios

(In thousands)	2007	2006	2005	2004	2003
Noninterest expenses – GAAP based	$99,788	$85,096	$77,194	$92,474	$67,040
Net interest income plus noninterest income – GAAP based	149,115	133,651	125,087	105,162	108,585

Efficiency ratio – GAAP based	66.92%	63.67%	61.71%	87.93%	61.74%

Noninterest expenses – GAAP based	$99,788	$85,096	$77,194	$92,474	$67,040
Less non-GAAP adjustments:
Amortization of intangible assets	4,080	2,967	2,198	1,950	2,480
Goodwill impairment loss	0	0	0	1,265	0
FHLB prepayment penalties	0	0	0	18,363	0
Noninterest expenses – traditional ratio	$95,708	$82,129	$74,996	$70,896	$64,560

Net interest income plus noninterest income – GAAP based	149,115	133,651	125,087	105,162	108,585
Plus non-GAAP adjustment:
Tax-equivalency	5,506	6,243	7,128	8,156	8,237
Less non-GAAP adjustments:
Securities gains	43	1	3,262	540	996
Income from early termination of a sublease	0	0	0	0	1,077
Net interest income plus noninterest Income – traditional ratio	$154,578	$139,893	$128,953	$112,778	$114,749

Efficiency ratio – traditional	61.92%	58.71%	58.16%	62.86%	56.26%

Provision for Income Taxes
The Company had an income tax expense of $13.0 million in 2007, compared with an income tax expense of $12.9 million in 2006 and $12.2 million in 2005. The resulting effective tax rates were 29% for 2007, 28% for 2006, and 27% for 2005.

Balance Sheet Analysis
The Company's total assets increased $433.5 million to $3.0 billion at December 31, 2007. Earning assets increased $342.8 million to $2.8 billion at December 31, 2007. These increases were mainly the result of the two acquisitions completed in 2007.

Loans and Leases
Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, increased $81.0 million or 15%, during 2007 to $623.3 million at December 31, 2007. Residential construction loans, a specialty of the Company for many years, increased to $167.0 million in 2007, an increase of $15.6 million or 10%. Permanent residential mortgages, most of which are 1-4 family, increased by $65.4 million or 17%, to $456.3 million.

Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses, whose owners and employees are often established Bank customers. The Company’s long-standing community roots and extensive experience in this market segment make it a natural growth area, while building and expanding such banking relationships are natural results of the Company’s increased emphasis on client relationship management. The Company believes that its acquisitions during the past year reflect a natural extension of this philosophy.

Consistent with this strategy, the Company has targeted growth in the commercial loan portfolio as a central tenet of its long-term strategic plan. This involves a planned migration of assets from the investment portfolio to the commercial loan portfolio and emphasis on growth in related deposit accounts and other services such as investment management and insurance services.

Commercial loans and leases increased by $358.9 million or 39% during 2007, to $1.3 billion at December 31, 2007. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans. The two acquisitions accounted for approximately 64% of the year-over-year commercial loan growth. Excluding the acquisitions, the commercial loan and lease portfolio increased 14% over the prior year.

In general, the Company's commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages rose $153.1 million or 30% during 2007, to $662.8 million at year-end. Commercial construction loans grew $70.2 million or 37% during the year, to $262.8 million at December 31, 2007. The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers. Other commercial loans increased $133.9 million or 74% during 2007 to $316.1 million at year-end. The increases noted above were primarily due to the Potomac and County acquisitions.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida. The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand. The Company’s equipment leasing business saw growth during 2007. The leasing portfolio grew $1.6 million or 5% in 2007, to $35.7 million at year-end.

Consumer lending continues to be very important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines of credit. The consumer loan portfolio increased 9% or $31.5 million, to $376.3 million at December 31, 2007. This growth was driven largely by an increase of $37.0 million or 14% in home equity lines and loans during 2007 to $308.5 million at year-end. This increase was primarily a result of the acquisitions and the Company’s continuing strategy to place more emphasis on this product as part of a multi-product client relationship.

Table 4 – Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Residential real estate:
Residential mortgages	$456,305	$390,852	$413,324	$371,924	$331,129
Residential construction	166,981	151,399	155,379	137,880	88,500
Commercial loans and leases:
Commercial real estate	662,837	509,726	415,983	386,911	323,099
Commercial construction	262,840	192,547	178,764	88,974	51,518
Leases	35,722	34,079	23,644	15,618	16,031
Other commercial	316,051	182,159	162,036	135,116	100,290
Consumer	376,295	344,817	335,249	309,102	242,861
Total loans and leases	$2,277,031	$1,805,579	$1,684,379	$1,445,525	$1,153,428

Table 5 – Loan Maturities and Interest Rate Sensitivity

	At December 31, 2007 Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$72,122	$94,843	$16	$166,981
Commercial construction loans	262,840	0	0	262,840
Commercial loans not secured by real estate	217,295	87,397	11,359	316,051
Total	$552,257	$182,240	$11,375	$745,872

Rate Terms:
Fixed	$38,434	$76,356	$11,359	$126,149
Variable or adjustable	513,823	105,884	16	619,723
Total	$552,257	$182,240	$11,375	$745,872

Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 18% or $95.6 million to $445.3 million at December 31, 2007, from $540.9 million at December 31, 2006. The investment portfolio declined due to the maturity of securities, which provided liquidity needed to fund loan growth in 2007.

As investments mature or are called, the proceeds will be reinvested to further reduce duration and interest rate risk by reducing the heavy concentration in municipal bonds and pledged agency securities into shorter duration agencies or MBS, whichever exhibits higher yields at a value price. These strategies will be executed with consideration given to interest rate trends and the structure of the yield curve with constant due diligence of economic projections and analysis.

Table 6 – Analysis of Securities

The composition of securities at December 31 for each of the latest three years was:

(In thousands)	2007	2006	2005
Available-for-Sale: (1)
U.S. Treasury	$2,973	$597	$594
U.S. Agencies and Corporations	139,310	243,089	242,339
State and municipal	2,761	2,390	2,414
Mortgage-backed (2)	32,356	1,577	1,721
Corporate debt	0	0	0
Trust preferred	9,051	8,992	9,303
Marketable equity securities	350	200	200
Total	186,801	256,845	256,571
Held-to-Maturity and Other Equity
U.S. Agencies and Corporations	34,419	34,408	34,398
State and municipal	199,427	232,936	261,250
Mortgage-backed (2)	860	0	0
Other equity securities	23,766	16,719	15,213
Total	258,472	284,063	310,861
Total securities (3)	$445,273	$540,908	$567,432

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2007, 2006 or 2005.

Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2007 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7 – Maturity Table for Debt Securities at December 31, 2007
	Years to Maturity
	Within 1		Over 1 Through 5		Over 5 Through 10		Over 10
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Debt Securities
Available-for-Sale(1)
U.S. Treasury	$2,953	4.78%	$0	0.00%	$0	0.00%	$0	0.00%	$2,953	4.78%
U. S. Agencies and Corporations	136,821	4.64	2,236	5.51	0	0.00	0	0.00	139,057	4.66
State and municipal (2)	0	0.00	2,063	7.42	597	6.01	0	0.00	2,660	7.10
Mortgage-backed	3,074	5.56	23,908	5.08	5,178	5.74	0	0.00	32,160	5.23
Corporate debt	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00
Trust preferred	3,104	9.41	4,783	9.23	0	0.00	0	0.00	7,887	9.30
Total	$145,952	4.77%	$32,990	5.86%	$5,775	5.77%	$0	0.00%	$184,717	4.99%

Debt Securities
Held-to-Maturity (1)
U. S. Agencies and Corporations	$34,419	4.86%	$0	0.00%	$0	0.00%	$0	0.00%	$34,419	4.86%
State and municipal	45,551	6.93	136,356	7.04	11,155	6.64	6,365	7.29	199,427	7.00
Mortgage-backed	0	0.00	258	8.98	602	8.30	0		860	8.51
Total	$79,970	6.04%	$136,614	7.04%	$11,757	6.73%	$6,365	7.29%	$234,706	6.69%

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale decreased $3.5 million to $7.1 million as of December 31, 2007 from $10.6 million as of December 31, 2006. Originations and sales of these loans and the resulting gains on sales decreased during 2007 due to relatively high short-term interest rates and volatile market conditions during much of the second half of the year.

The aggregate of federal funds sold and interest-bearing deposits with banks decreased $29.5 million to $22.4 million in 2007.

Bank owned life insurance increased $9.9 million or 16% to $69.9 million as of December 31, 2007 due to the increase in cash surrender value of the underlying policies and policies acquired with the acquisitions.

Deposits and Borrowings
Total deposits were $2.3 billion at December 31, 2007, increasing $279.6 million or 14% from $2.0 billion at December 31, 2006. Year-end balances for noninterest-bearing demand deposits, increased $39.4 million or 10% over the prior year. For the same period, interest-bearing deposits grew $240.2 million or 15%, attributable in large part to an increase in money market savings, which increased 40% (up $208.5 million). In addition, demand deposits increased 9% (up $21.0 million) and certificates of deposit increased by 2% (up $16.8 million). These increases were somewhat offset by a decline in regular savings of 4% (down $6.1 million). When deposits are combined with short-term borrowings from core customers, such growth in customer funding sources totaled 13% over the prior year. Most of the growth in deposits mentioned above was due to the two acquisitions in 2007. Excluding the acquisitions, deposits grew 1% over 2006.

Total borrowings increased by $75.0 million or 21% during 2007, to $426.5 million at December 31, 2007, primarily to fund loan growth.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2007, total stockholders' equity increased 33% or $77.8 million to $315.6 million at December 31, 2007, from $237.8 million at December 31, 2006.

External capital formation, resulting from stock issued for acquisitions, exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $60.7 million during 2007. Share repurchases amounted to $4.4 million over the same period, for a net increase in stockholders’ equity from these sources of $56.3 million. The ratio of average equity to average assets was 9.89% for 2007, as compared to 8.95% for 2006 and 8.68% for 2005. In addition, internal capital generation (net income less dividends) totaled $17.3 million for the year.

Stockholders’ equity was also affected by an increase of $3.0 million in accumulated other comprehensive income (comprised of net unrealized gains and losses on available-for-sale securities after tax effects and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, net of tax effect) from ($4.0 million) at December 31, 2006 to ($1.1 million) at December 31, 2007.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. On December 31, 2007, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 11.28%, a Tier 1 risk-based capital ratio of 10.28%, and a leverage ratio of 8.87%. Tier 1 capital of $258.5 million and total qualifying capital of $283.6 million each included $35.0 million in trust preferred securities as permitted under Federal Reserve Guidelines (see “Note 11—Long-term Borrowings” of the Notes to the Consolidated Financial Statements). Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2007, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 22—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

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

The allowance is increased by provisions for loan and lease losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. Provisions amounted to $4.1 million in 2007, $2.8 million in 2006 and $2.6 million in 2005. Net charge-offs of $1.3 million, $0.2 million and $0.4 million, were recorded in 2007, 2006 and 2005, respectively. The ratio of net charge-offs to average loans and leases was 0.06% in 2007, 0.01% in 2006 and 0.02% in 2005. At December 31, 2007, the allowance for loan and lease losses was $25.1 million, or 1.10% of total loans and leases, compared to $19.5 million, or 1.08% of total loans and leases, at December 31, 2006.

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

Table 8 – Allowance for Loan and Lease Losses

	December 31,
	2007		2006		2005		2004		2003
		% of Loans and		% of Loans and		% of Loans and		% of Loans and		% of Loans and
(In thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Amount applicable to:
Residential real estate:
Residential mortgages	$3,807	20%	$2,411	22%	$2,896	24%	$2,571	26%	$2,733	29%
Residential construction	1,639	7	1,616	8	1,754	9	1,520	10	681	8
Total	5,446	27	4,027	30	4,650	33	4,091	36	3,414	37
Commercial loans and leases:
Commercial real estate	7,854	29	5,461	28	4,119	25	4,722	27	5,437	25
Commercial construction	4,092	12	2,197	11	2,152	11	834	6	553	4
Other commercial	5,317	14	4,857	10	2,587	10	1,918	9	2,338	12
Subtotal	17,263	55	12,515	49	8,858	46	7,474	42	8,328	41
Leases	525	2	364	2	298	1	128	1	283	1
Total	17,788	57	12,879	51	9,156	47	7,602	43	8,611	42
Consumer	1,858	16	2,586	19	3,080	20	2,961	21	2,029	21
Unallocated	0		0		0		0		826
Total allowance	$25,092		$19,492		$16,886		$14,654		$14,880

During 2007, there were no changes in estimation methods or assumptions that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2007, when measured against the total allowance, was 0%, as it was in 2006. The total allowance at December 31, 2007, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

The allowance increased by $5.6 million or 29% during 2007, which was the amount of the provision for 2007 coupled with the allowance acquired from acquisitions less the net charge-offs for the year. The required allowance for commercial real estate and other commercial loans increased by $4.7 million, reflective of the significant growth in loan balances as a result of the Company’s emphasis on commercial lending and recent acquisitions. The required allowance for consumer and residential loans increased $0.7 million during the year, mainly due to an increase in residential mortgage loans.

At December 31, 2007, total non-performing loans and leases were $34.4 million, or 1.51% of total loans and leases, compared to $3.7 million, or 0.21% of total loans and leases, at December 31, 2006. The increase in non-performing loans and leases was due primarily to two commercial construction loans totaling $18.9 million which management believes are adequately reserved and four commercial real estate loans totaling $5.8 million which are well secured by collateral. The allowance represented 73% of non-performing loans and leases at December 31, 2007, compared to coverage of 522% a year earlier. Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned totaled $0.5 million at December 31, 2007 and was $0.2 at December 31, 2006.

The balance of impaired loans was $21.9 million at December 31, 2007, with reserves of $0.9 million against those loans, compared to $0.3 million at December 31, 2006, with reserves of $0.1 million.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia. Commercial and residential mortgages, including home equity loans and lines, represented 63% of total loans and leases at December 31, 2007, compared to 65% at December 31, 2006. Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions. Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

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

At December 31, 2007, the Company had a total of $40.7 million in residential real estate loans and $2.2 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. The Company also had an additional $91.3 million in residential lot loans owned by individuals with an LTV greater than 75%. Commercial loans, with an LTV greater than 75% to 85%, depending on the type of property, totaled $49.9 million at December 31, 2007. The Company had interest-only loans totaling $100.1 million in its loan portfolio at December 31, 2007. In addition, virtually all of the Company’s equity lines of credit, $217.9 million at December 31, 2007, which were included in the consumer loan portfolio, were made on an interest-only basis. The aggregate of all loans with these terms was $502.1 million at December 31, 2007 which represented 22% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.

Table 9 – Summary of Loan and Lease Loss Experience

	Years Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Balance of loan and lease loss
Allowance, January 1,	$19,492	$16,886	$14,654	$14,880	$15,036
Provision for loan and lease losses	4,094	2,795	2,600	0	0
Allowance acquired from acquisitions	2,798	0	0	0	0
Loan and lease charge-offs:
Residential real estate	0	0	0	(109)	(148)
Commercial loans and leases	(1,103)	(230)	(491)	(173)	(122)
Consumer	(341)	(85)	(44)	(214)	(87)
Total charge-offs	(1,444)	(315)	(535)	(496)	(357)
Loan and lease recoveries:
Residential real estate	12	0	64	54	126
Commercial loans and leases	110	89	89	169	63
Consumer	30	37	14	47	12
Total recoveries	152	126	167	270	201
Net charge-offs	(1,292)	(189)	(368)	(226)	(156)
Balance of loan and lease allowance, December 31	$25,092	$19,492	$16,886	$14,654	$14,880

Net charge-offs to average loans and leases	0.06%	0.01%	0.02%	0.02%	0.01%
Allowance to total loans and leases	1.10%	1.08%	1.00%	1.01%	1.29%

Table 10 – Analysis of Credit Risk

	Years Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Non-accrual loans and leases (1)	$23,040	$1,910	$437	$746	$522
Loans and leases 90 days past due	11,362	1,823	958	1,043	2,333
Restructured loans and leases	0	0	0	0	0
Total non-performing loans and leases (2)	34,402	3,733	1,395	1,789	2,855
Other real estate owned, net	461	182	0	0	77
Total non-performing assets	$34,863	$3,915	$1,395	$1,789	$2,932

Non-performing loans and leases to total loans and leases	1.51%	0.21%	0.08%	0.12%	0.25%
Allowance for loan and lease losses to non-performing loans and leases	73%	522%	1,210%	819%	521%
Non-performing assets to total assets	1.15%	0.15%	0.06%	0.08%	0.13%

(1)
Gross interest income that would have been recorded in 2007 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $1.1 million, while interest actually recorded on such loans was $0. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $3.0 million at December 31, 2007. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Market Risk Management
The Company's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company prepares a current base case and eight alternative simulations at least once a quarter, and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Table 11 - Estimated Changes in Net Interest Income

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	25%	20%	17.5%	12.5%	12.5%	17.5%	20%	25%
December 2007	-14.82	-10.47	-6.12	-1.91	-0.68	-1.01	-2.84	N/A
December 2006	-13.67	-10.94	-7.68	-3.12	0.37	-2.27	-5.37	-9.87

As shown above, measures of net interest income at risk decreased from December 31, 2006 at all interest rate shock levels except the +400 bp and -100bp levels. All measures remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the +400 bp level, with a measure of -14.82%. This is also within our prescribed policy limit of 25%. The sensitivity of net interest income indicated by this analysis is consistent with management’s decision to position the balance sheet in anticipation of the declining interest rate cycle expected over the coming year.

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

Table 12 - Estimated Changes in Economic Value of Equity (EVE)

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	40%	30%	22.5%	10%	12.5%	22.5%	30%	40%
December 2007	-15.40	-9.09	-1.44	3.14	-3.57	-9.01	-13.26	N/A
December 2006	-17.78	-13.07	-7.18	-1.67	-6.09	-14.95	-24.51	-35.53

Measures of the economic value of equity (EVE) at risk decreased over year-end 2006 in all interest rate shock levels. The major contributor to the decreased risk position was the increase in core deposits resulting from the Potomac and County acquisitions. The economic value of equity exposure at +200 bp is now -1.44% compared to -7.18% at year-end 2006, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

Liquidity
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2007. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 72% of total earning assets at December 31, 2007. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to one hundred eighty (180) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2007, show short-term investments exceeding short-term borrowings by $49.0 million over the subsequent 180 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is an available line of credit for $887.3 million with the Federal Home Loan Bank of Atlanta, of which $649.2 million was available for borrowing based on pledged collateral, with $293.5 million borrowed against it as of December 31, 2007. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve and correspondent banks totaled $140.8 million at December 31, 2007, against which there were no outstanding borrowings. In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million as of December 31, 2007. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at December 31, 2007.

The Company's time deposits of $100 thousand or more represented 12.65% of total deposits at December 31, 2007, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	To 12	12	TOTAL
Time deposits—$100 thousand or more	$51,114	$123,122	$85,015	$28,474	$287,725

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see “Market Risk Management” above, “Contractual Obligations” below, and “Note 7-Premises and Equipment,” “Note 11-Long-term Borrowings,” “Note 14-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 20-Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets. These long-term borrowings bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding securities. The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations. For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 11-Long-term Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations
The Company enters into contractual obligations in the normal course of business. Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices. Payments required under these obligations, are set forth in the table below as of December 31, 2007.

	Payment Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$17,553	$0	$6,794	$700	$10,059
Operating lease obligations	32,649	4,712	9,799	8,207	9,931
Purchase obligations (1)	5,213	2,941	2,272	0	0
Total	$55,415	$7,653	$18,865	$8,907	$19,990

(1)
Represents payments required under contract, based on average monthly charges for 2007 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September 2009.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The attestation report by the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP, on the Company’s internal control over financial reporting begins on the following page.

Fourth Quarter 2007 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Sandy Spring Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sandy Spring Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Sandy Spring Bancorp, Inc. and Subsidiaries and our report dated February 29, 2008 expressed an unqualified opinion thereon.

Frederick, Maryland
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of Sandy Spring Bancorp, Inc. and Subsidiaries internal control over financial reporting.

Frederick, Maryland
February 29, 2008

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Cash and due from banks	$63,432	$54,945
Federal funds sold	22,055	48,978
Cash and cash equivalents	85,487	103,923

Interest-bearing deposits with banks	365	2,974
Residential mortgage loans held for sale	7,089	10,595
Investments available for sale (at fair value)	186,801	256,845
Investments held to maturity – fair value of $240,995 (2007) and $273,206 (2006)	234,706	267,344
Other equity securities	23,766	16,719

Total loans and leases	2,277,031	1,805,579
Less: allowance for loan and lease losses	(25,092)	(19,492)
Net loans and leases	2,251,939	1,786,087

Premises and equipment, net	54,457	47,756
Accrued interest receivable	14,955	15,200
Goodwill	76,585	12,494
Other intangible assets, net	16,630	10,653
Other assets	91,173	79,867
Total assets	$3,043,953	$2,610,457

Liabilities
Noninterest-bearing deposits	$434,053	$394,662
Interest-bearing deposits	1,839,815	1,599,561
Total deposits	2,273,868	1,994,223

Short-term borrowings	373,972	314,732
Other long-term borrowings	17,553	1,808
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	27,920	26,917
Total liabilities	2,728,313	2,372,680

Commitments and contingencies (Notes 2, 7, 10, 11, 18 and 19)

Stockholders’ Equity
Common stock-par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,349,317 (2007) and 14,826,805 (2006)	16,349	14,827
Additional paid in capital	83,970	27,869
Retained earnings	216,376	199,102
Accumulated other comprehensive income (loss)	(1,055)	(4,021)
Total stockholders’ equity	315,640	237,777
Total liabilities and stockholders’ equity	$3,043,953	$2,610,457

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Interest income:
Interest and fees on loans and leases	$152,723	$125,813	$94,562
Interest on loans held for sale	815	739	1,073
Interest on deposits with banks	1,123	123	63
Interest and dividends on securities:
Taxable	13,989	14,132	12,327
Exempt from federal income taxes	10,168	11,555	13,416
Interest on federal funds sold	2,157	1,081	719
Total interest income	180,975	153,443	122,160
Interest expense:
Interest on deposits	59,916	39,334	21,482
Interest on short-term borrowings	13,673	17,049	9,638
Interest on long-term borrowings	2,560	2,304	2,862
Total interest expense	76,149	58,687	33,982
Net interest income	104,826	94,756	88,178
Provision for loan and lease losses	4,094	2,795	2,600
Net interest income after provision for loan and lease losses	100,732	91,961	85,578
Noninterest income:
Securities gains	43	1	3,262
Service charges on deposit accounts	11,148	7,903	7,688
Gains on sales of mortgage loans	2,739	2,978	3,757
Fees on sales of investment products	2,989	2,960	2,109
Trust and investment management fees	9,588	8,762	5,006
Insurance agency commissions	6,625	6,477	5,309
Income from bank owned life insurance	2,829	2,350	2,259
Visa check fees	2,784	2,381	2,167
Other income	5,544	5,083	5,352
Total noninterest income	44,289	38,895	36,909
Noninterest expenses:
Salaries and employee benefits	55,207	50,518	47,013
Occupancy expense of premises	10,360	8,493	8,053
Equipment expenses	6,563	5,476	5,410
Marketing	2,237	2,583	1,225
Outside data services	3,967	3,203	2,940
Amortization of intangible assets	4,080	2,967	2,198
Other expenses	17,374	11,856	10,355
Total noninterest expenses	99,788	85,096	77,194
Income before income taxes	45,233	45,760	45,293
Income tax expense	12,971	12,889	12,195
Net income	$32,262	$32,871	$33,098
Basic net income per share	$2.01	$2.22	$2.26
Diluted net income per share	$2.01	$2.20	$2.24
Dividends declared per share	$0.92	$0.88	$0.84

See Notes to Consolidated Financials Statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$32,262	$32,871	$33,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,648	8,859	6,836
Provision for loan and lease losses	4,094	2,795	2,600
Stock option expense	1,128	624	0
Deferred income taxes (benefits)	(2,721)	(986)	(2,755)
Origination of loans held for sale	(280,152)	(294,027)	(316,494)
Proceeds from sales of loans held for sale	286,398	296,916	326,022
Gains on sales of loans	(2,739)	(2,978)	(3,757)
Securities gains	(43)	(1)	(3,262)
Gains on sales of premises and equipment	(289)	0	(21)
Net decrease (increase) in accrued interest receivable	2,020	(2,056)	(1,470)
Net (increase) decrease in other assets	(4,931)	(3,913)	854
Net increase (decrease) in accrued interest payable and other liabilities	(2,913)	5,485	(354)
Other-net	1,078	(530)	1,078
Net cash provided by operating activities	43,840	43,059	42,375
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	2,609	(2,223)	(141)
Purchases of other equity securities	(4,548)	(1,506)	(1,301)
Purchases of investments available for sale	(83,440)	(94,984)	(107,244)
Proceeds from sales of investments available for sale	0	0	124,311
Proceeds from maturities, calls and principal payments of investments held to maturity	36,038	27,936	9,137
Proceeds from maturities, calls and principal payments of investments available for sale	208,555	95,396	70,978
Proceeds from sales of other real estate owned	(179)	0	108
Proceeds from sales of premises and equipment	650	0	0
Net increase in loans and leases receivable	(176,880)	(187,389)	(238,927)
Purchase of loans and leases	0	(2,148)	0
Proceeds from sale of loans and leases	0	68,087	0
Acquisition of business activity, net	(15,729)	(1,900)	(890)
Expenditures for premises and equipment	(4,780)	(6,674)	(8,442)
Net cash (used in) investing activities	(37,704)	(105,405)	(152,411)
Cash flows from financing activities:
Net (decrease) increase n deposits	(57,031)	191,013	70,709
Net increase (decrease) in short-term borrowings	39,932	(65,838)	80,843
Net increase (decrease) in long-term borrowings	9,936	0	(25,000)
Common stock purchased and retired	(4,354)	(866)	(1,437)
Proceeds from issuance of common stock	1,823	1,424	1,498
Tax benefit from stock options exercised	110	121	0
Dividends paid	(14,988)	(13,028)	(12,329)
Net cash provided by (used in) by financing activities	(24,572)	112,826	114,284
Net (decrease) increase in cash and cash equivalents	(18,436)	50,480	4,248
Cash and cash equivalents at beginning of year	103,923	53,443	49,195
Cash and cash equivalents at end of year	$85,487	$103,923	$53,443
Supplemental Disclosures:
Interest payments	$76,000	$57,535	$33,638
Income tax payments	14,149	10,400	13,070
Non-cash Investing and Financing Activities:
Transfers from loans to other real estate owned	$90	$182	$73
Reclassification of borrowings from long-term to short-term	808	350	67,450
Details of acquisition:
Fair value of assets acquired	$417,434	$297	$939
Fair value of liabilities assumed	(365,709)	(287)	(1,275)
Stock issued for acquisition	(58,916)	0	(5,043)
Purchase price in excess of net assets acquired	62,600	1,890	6,269
Cash paid for acquisitions	55,409	1,900	890
Cash and cash equivalents acquired with acquisitions	39,680	0	0
Acquisition of business activity, net	$15,729	$1,900	$890

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
Balances at December 31, 2004	$14,629	$21,522	$156,315	$2,617	$195,083
Comprehensive Income:
Net income			33,098		33,098
Other comprehensive income (loss), net of tax effects of $2,044 (unrealized losses on securities of $1,993, adjusted for a reclassification adjustment for gains of $3,262)				(3,211)	(3,211)
Total comprehensive income					29,887
Cash dividends-$0.84 per share			(12,329)		(12,329)
Stock repurchases-45,500 shares	(46)	(1,391)			(1,437)
Common stock issued pursuant to:
Stock option plan-42,478 shares	42	950			992
Employee stock purchase plan-21,272 shares	21	567			588
Director Stock Purchase Plan-1,693 shares	2	54			56
Acquisition of West Financial Services, Inc. 145,534 shares	146	4,897			5,043
Balances at December 31, 2005, as previously reported	14,794	26,599	177,084	(594)	217,883
Adjustment to reflect adoption of SAB 108 effective January 1, 2006			2,175		2,175
Balance as of January 1, 2006 following adoption of SAB 108	14,794	26,599	179,259	(594)	220,058
Comprehensive Income:
Net income			32,871		32,871
Other comprehensive income (loss), net of tax effects of $243 (unrealized gains on securities of $619, adjusted for a reclassification adjustment for gains of $1)				375	375
Total comprehensive income					33,246
Cash dividends - $0.88 per share			(13,028)		(13,028)
Stock Compensation expense		624			624
Stock repurchases - 25,000 shares	(25)	(841)			(866)
Common stock issued pursuant to:
Stock option plan - 35,998 shares	36	824			860
Employee stock purchase plan - 19,439 shares	19	582			601
Director Stock Purchase Plan - 2,381 shares	3	81			84
Adjustment to initially apply FASB Statement No. 158, net of tax effects of $2,487				(3,802)	(3,802)
Balances at December 31, 2006	14,827	27,869	199,102	(4,021)	237,777
Comprehensive Income:
Net income			32,262		32,262
Other comprehensive income (loss):
Unrealized gains on securities of $2,141, adjusted for a reclassification adjustment for gains of $43, net of tax effects of $837				1,261	1,261
Change in funded status of defined benefit pension, net of tax effects of $1,095				1,705	1,705
Total comprehensive income					35,228
Cash dividends - $0.92 per share			(14,988)		(14,988)
Stock compensation expense		1,128			1,128
Stock repurchases - 156,249 shares	(156)	(4,198)			(4,354)
Common stock issued pursuant to:
Acquisition of Potomac Bank - 886,989 shares	887	32,190			33,077
Acquisition of CN Bancorp, Inc - 690,047 shares	690	25,149			25,839
Stock option plan - 68,098 shares (78,264 shares issued less 10,166 shares retired)	68	1,095			1,163
Director Stock Purchase Plan - 2,402 shares	2	75			77
Employee Stock Purchase Plan - 25,147 shares	25	662			687
Restricted Stock - 6,078 shares	6				6
Balances at December 31, 2007	$16,349	$83,970	$216,376	$(1,055)	$315,640

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies
The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly-owned subsidiary, Sandy Spring Bank (the "Bank"), together with the Bank’s subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc., conform to accounting principles generally accepted in the United States and to general practice within the financial services industry.

Nature of Operations
Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services Inc., located in McLean, Virginia. Insurance products are available to clients through Chesapeake Insurance Group, Wolfe & Reichelt, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation. The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.

Policy for Consolidation
The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and the Bank. Consolidation has resulted in the elimination of all significant inter-company balances and transactions. The financial statements of Sandy Spring Bancorp, Inc. (Parent Only) include its investment in the Bank under the equity method of accounting.

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

Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company's current practice is to sell such loans on a servicing released basis.

During 2006, the Company sold $68.6 million in residential mortgage loans from its loan portfolio on a servicing retained basis. The Company has recorded an intangible asset for the value of such servicing totaling $0.4 million and $0.6 million at December 31, 2007 and 2006, respectively.

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

Derivative Financial Instruments

Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets or other liabilities with changes in their fair values recorded in net gain on sale of loans.

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

Forward Loan Sale Commitments
The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under SFAS No. 133 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in net gain on sale of loans. The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Interest Rate Swap Agreements
Beginning in 2007, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. The swaps are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a swap depends on whether it has been designated and qualifies as part of a hedging relationship. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any gain or loss resulting from changes in the fair value is recognized in current net income. Further discussion of the Company's financial derivatives is set forth in Footnote 18 to the consolidated financial statements.

Investments Held to Maturity and Other Equity Securities
Investments held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at the time of purchase are recorded at cost. The carrying values of securities held to maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Other equity securities represent Federal Reserve Bank, Federal Home Loan Bank of Atlanta stock and Atlantic Central Banker’s Bank stock which are considered restricted as to marketability and are recorded at cost.

Investments Available for Sale
Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders' equity. The carrying values of securities available for sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized similar to the method followed on nonaccrual loans.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an amount which, in management's judgment, is adequate to absorb estimated losses on outstanding loans and leases. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the loan and lease portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

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

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Insurance Commissions and Fees
Commission revenue is recognized the date the customer is billed. The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received.

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

Income Taxes
Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Deferred income tax assets and liabilities are determined using the liability method. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

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

In May 2005, the FASB issued Statement No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections -A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement for fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, the Statement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations. This provision is now effective for all companies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. At December 31, 2006, the projected benefit obligation of its defined benefit pension plan exceeded the fair value of plan assets by $1.9 million and such amount is included in “Accrued interest payable and other liabilities” in the Consolidated Balance Sheet as of that date. Due primarily to a plan curtailment effective December 31, 2007, the fair value of plan assets exceeded the projected benefit obligation of the defined benefit plan by $0.9 million at December 31, 2007. Accordingly, such amount is included in ”Other Assets” in the Consolidated Balance Sheet as of December 31, 2007. The required disclosures related to the Company’s defined benefit pension plan are included in Note 14 to the Consolidated Financial Statements.

The Company has adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatements quantified under each method in light of quantitative and qualitative factors. In adopting the requirements of SAB 108, the Company adjusted Net Deferred Tax Assets, disclosed in Note 15, and included in Other Assets in the consolidated financial statements, which had been understated by $2.2 million as of January 1, 2006. Such understatement resulted from the over accrual of income tax expense in years prior to 2002, which were previously evaluated as being immaterial under the rollover method. The Company has reported the cumulative effect of the initial application of SAB 108 by adjusting retained earnings as of January 1, 2006 with a credit of $2.2 million. The adjustment of the quarterly consolidated financial results for 2006 was accomplished by adjusting the applicable financial statement line items when such information was next presented. Reports previously filed with the SEC will not be amended.

Pending Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157”. This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $20.9 million as of December 31, 2007 and will record a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008 to reflect the effect of this consensus.

In March 2007, the FASB ratified the consensus of the EITF and released Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”. This Issue addresses questions raised about whether the consensus reached in Issue 06-4 should apply to collateral assignment split-dollar life insurance arrangements and the recognition and measurement of the employer’s asset in such arrangements. The EITF concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. In addition the EITF reached a conclusion that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar arrangement based on what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company had no collateral assignment split dollar life insurance policies as of December 31, 2007 and does not expect that the implementation of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The effective date of SFAS No. 159 is for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS No.141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. The Statement will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the 2007 presentation.

Note 2 – Acquisitions

In October 2005, the Company completed the acquisition of West Financial Services, Inc. (“WFS”) located in McLean, Virginia, an asset management and financial planning company with approximately $576 million in assets under management at the date of the acquisition. Under the terms of the acquisition agreement, the Company purchased WFS with a combination of stock and cash totaling approximately $5.9 million. Additional contingent payments may be made and recorded in 2008 based on the financial results attained by WFS.

In the transaction, $0.9 million of assets were acquired, primarily accounts receivable, and $1.3 million of liabilities were assumed, primarily operating payables. The acquisition, including a 2007 contingent payment of $1.4 million, resulted in the recognition of $5.1 million of goodwill, which will not be amortized, and $4.6 million of identified intangible assets which will be amortized on a straight-line basis over periods ranging from 4 to 10 years. This acquisition was considered immaterial and, accordingly, no pro forma results of operations are provided for the pre-acquisition periods.

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

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County”). County was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of the acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.1 million. The results of CNB’s operations have been included in the Company’s consolidated financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007 and are not subject to further refinements. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $22.6 million of goodwill, $4.6 million of CDI’s and $0.1 million of other intangibles. CDI’s are subject to amortization and are being amortized over seven years on a straight-line basis.

The acquisitions of Potomac and CNB, individually and in the aggregate, are considered immaterial for purposes of the pro forma disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2007 was $2.1 million and in 2006 was $2.3 million.

Note 4 – Investments Available for Sale
The amortized cost and estimated fair values of investments available for sale at December 31 are as follows:

	2007				2006
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury	$2,953	$20	$0	$2,973	$600	$0	$(3)	$597
U.S. Agencies and Corporations	139,057	352	(99)	139,310	244,688	32	(1,631)	243,089
State and municipal	2,660	101	0	2,761	2,303	87	0	2,390
Mortgage-backed	32,160	243	(47)	32,356	1,533	48	(4)	1,577
Trust preferred	7,887	1,164	0	9,051	7,885	1,107	0	8,992
Total debt securities	184,717	1,880	(146)	186,451	257,009	1,274	(1,638)	256,645
Marketable equity securities	350	0	0	350	200	0	0	200
Total investments available for sale	$185,067	$1,880	$(146)	$186,801	$257,209	$1,274	$(1,638)	$256,845

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of December 31, 2007	Number Of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	2	$20,925	$0	$99	$99
Mortgage-backed	14	12,554	43	4	47
	16	$33,479	$43	$103	$146

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of December 31, 2006	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	26	$194,521	$57	$1,574	$1,631
U.S. Treasury	1	597	0	3	3
Mortgage-backed	5	300	0	4	4
	32	$195,418	$57	$1,581	$1,638

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of December 31, 2007 and 2006 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2007 and 2006 all have modest duration risk (1.14 years in 2007 and 2006), low credit risk, and minimal loss (approximately .43% in 2007 and .83% in 2006) when compared to book value. The unrealized losses that exist are the result of changes in market interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

	2007		2006
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$145,952	$146,531	$236,789	$235,667
Due after one year through five years	32,990	34,095	19,216	19,943
Due after five years through ten years	5,775	5,825	351	357
Due after ten years	0	0	653	678
Total debt securities available for sale	$184,717	$186,451	$257,009	$256,645

Sales of investments available for sale during 2007, 2006 and 2005 resulted in the following:

(In thousands)	2007	2006	2005
Proceeds	$0	$0	$124,311
Gross gains	0	0	3,968
Gross losses	0	0	706

At December 31, 2007 and 2006, investments available for sale with a book value of $173.9 million and $237.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2007 and 2006.

Note 5 – Investments Held to Maturity and Other Equity Securities
The amortized cost and estimated fair values of investments held to maturity at December 31 are as follows:

	2007				2006
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agencies and Corporations	$34,419	$74	$0	$34,493	$34,408	$0	$(787)	$33,621
Mortgage-backed	860	14	0	874	0	0	0	0
State and municipal	199,427	6,233	(32)	205,628	232,936	6,731	(82)	239,585
Total investments held to maturity	$234,706	$6,321	$(32)	$240,995	$267,344	$6,731	$(869)	$273,206

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2007	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	7	$3,340	$1	$31	$32
	7	$3,340	$1	$31	$32

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2006	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	4	$33,621	$0	$787	$787
State and municipal	16	14,247	6	76	82
	20	$47,868	$6	$863	$869

Approximately 92% and 96% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2007 and 2006, respectively, are rated AAA and 8% and 4% as of December 31, 2007 and 2006 respectively, are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (4.69 years in 2007 and 4.46 years in 2006), low credit risk, and minimal losses (approximately 1% in 2007 and 2% in 2006) when compared to book value. The unrealized losses that exist are the result of changes in market interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	2007		2006
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$79,970	$80,493	$76,800	$76,316
Due after one year through five years	136,614	141,547	146,014	150,408
Due after five years through ten years	11,757	12,108	38,234	39,782
Due after ten years	6,365	6,847	6,296	6,700
Total debt securities held to maturity	$234,706	$240,995	$267,344	$273,206

At December 31, 2007 and 2006, investments held to maturity with a book value of $166.3 million and $128.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2007 or 2006.

Other equity securities at December 31 are as follows:

(In thousands)	2007	2006
Federal Reserve Bank stock	$5,033	$2,027
Federal Home Loan Bank of Atlanta stock	18,658	14,692
Atlantic Central Bank stock	75	0
Total	$23,766	$16,719

Note 6 – Loans and Leases
Major categories at December 31 are presented below:

(In thousands)	2007	2006
Residential real estate:
Residential mortgages	$456,305	$390,852
Residential construction	166,981	151,399
Commercial loans and leases:
Commercial real estate	662,837	509,726
Commercial construction	262,840	192,547
Leases	35,722	34,079
Other commercial	316,051	182,159
Consumer	376,295	344,817
Total loans and leases	2,277,031	1,805,579
Less: allowance for loan and lease losses	(25,092)	(19,492)
Net loans and leases	$2,251,939	$1,786,087

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

At December 31, 2007, the Company had a total of $40.7 million in residential real estate loans and $2.2 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. The Company also had an additional $91.3 million in residential lot loans owned by individuals with an LTV greater than 75%. Commercial loans, with an LTV greater than 75% to 85%, depending on the type of property, totaled $49.9 million at December 31, 2007. The Company had interest-only loans totaling $100.1 million in its loan portfolio at December 31, 2007. In addition, virtually all of the Company’s equity lines of credit, $217.9 million at December 31, 2007, which were included in the consumer loan portfolio, were made on an interest-only basis. The aggregate of all loans with these terms was $502.1 million at December 31, 2007 which represented 22% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.

Activity in the allowance for loan and lease losses for the preceding three years ended December 31 is shown below:

(In thousands)	2007	2006	2005
Balance at beginning of year	$19,492	$16,886	$14,654
Allowance acquired with acquisition of other institutions	2,798	0	0
Provision for loan and lease losses	4,094	2,795	2,600
Loan and lease charge-offs	(1,444)	(315)	(535)
Loan and lease recoveries	152	126	167
Net charge-offs	(1,292)	(189)	(368)
Balance at year end	$25,092	$19,492	$16,886

Information regarding impaired loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2007	2006	2005
Impaired loans with a valuation allowance	$5,710	$286	$200
Impaired loans without a valuation allowance	16,174	0	209
Total impaired loans	$21,884	$286	$409

Allowance for loan and lease losses related to impaired loans	$936	$118	$31
Allowance for loan and lease losses related to other than impaired loans	24,156	19,374	16,855
Total allowance for loan and lease losses	$25,092	$19,492	$16,886

Average impaired loans for the year	$14,496	$250	$656
Interest income on impaired loans recognized on a cash basis	$0	$0	$0

Non-accrual loans and leases including the impaired loans reflected in the preceding table, totaled $23.0 million and $1.9 million at December 31, 2007 and 2006 respectively. Gross interest income that would have been recorded in 2007 if non-accrual loans and leases had been current and, in accordance with their original terms, was $1.1 million, while interest actually recorded on such loans was $0. The Company’s policy is to continue accrual of interest on loans over 90 days delinquent unless the specific circumstances of the loan dictate otherwise. In those cases, such loans are then classified as non-accrual loans. At December 31, 2007 such loans 90 days past due and still accruing interest totaled $11.3 million.

Other real estate owned totaled $0.5 million at December 31, 2007 and $0.2 million at December 31, 2006.

Note 7 – Premises and Equipment
Premises and equipment at December 31 consist of:

(In thousands)	2007	2006
Land	$9,954	$8,356
Buildings and leasehold improvements	56,582	49,897
Equipment	33,839	27,687
Total premises and equipment	100,375	85,940
Less: accumulated depreciation and amortization	(45,918)	(38,184)
Net premises and equipment	$54,457	$47,756

Depreciation and amortization expense for premises and equipment amounted to $4.9 million for 2007, $4.2 million for 2006 and $4.6 million for 2005. There were no contractual commitments at December 31, 2007 to construct branch facilities.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $5.7 million (2007), $4.5 million (2006) and $4.1 million (2005). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments as of December 31, 2007 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases
2008	$4,712
2009	4,902
2010	4,897
2011	4,470
2012	3,737
Thereafter	9,931
Total minimum lease payments	$32,649

Note 8 – Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment. Under the provisions of SFAS No. 144, the acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

(Dollars in thousands)	Goodwill	Unidentifiable Intangible Assets Resulting From Branch Acquisitions	Other Identifiable Intangibles	Core Deposit Intangible Assets	Total
2007
Gross carrying amount	$13,603	$17,854	$7,959	$0	$39,416
Purchase price adjustment	1,491	0	0	0	1,491
Acquired during the year	62,600	0	342	9,716	72,658
Accumulated amortization	(1,109)	(14,809)	(3,408)	(1,024)	(20,350)
Net carrying amount	$76,585	$3,045	$4,893	$8,692	$93,215
Weighted average remaining life		1.7	5.9	6.3

2006
Gross carrying amount	$13,151	$17,854	$6,557	$0	$37,562
Purchase price adjustment	(8)	0	(38)	0	(46)
Acquired during the year	460	0	1,440	0	1,900
Accumulated amortization	(1,109)	(13,069)	(2,091)	0	(16,269)
Net carrying amount	$12,494	$4,785	$5,868	$0	$23,147
Weighted average remaining life		2.7	5.1

The changes in the carrying amount of goodwill by reportable segment for the twelve months ended December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	Community Banking	Insurance	Leasing	Investment Management	Total
Balance January 1, 2006	$130	$4,265	$4,159	$3,488	$12,042
Purchase price adjustment	0	(102)	0	94	(8)
Acquired during the year	0	460	0	0	460
Balance December 31, 2006	130	4,623	4,159	3,582	12,494
Purchase price adjustment	0	0	0	1,491	1,491
Acquired during the year	62,600	0	0	0	62,600
Balance December 31, 2007	$62,730	$4,623	$4,159	$5,073	$76,585

Future estimated annual amortization expense is presented below:
(In thousands)
Year	Amount
2008	$4,439
2009	3,654
2010	1,959
2011	1,845
2012	1,845
Later years	2,888

Note 9 – Deposits
Deposits outstanding at December 31 consist of:

(In thousands)	2007	2006
Noninterest-bearing deposits	$434,053	$394,662
Interest-bearing deposits:
Demand	254,878	233,841
Money market savings	726,647	518,146
Regular savings	153,964	160,035
Time deposits of less than $100,000	416,601	406,910
Time deposits of $100,000 or more	287,725	280,629
Total interest-bearing deposits	1,839,815	1,599,561
Total deposits	$2,273,868	$1,994,223

Interest expense on time deposits of $100 thousand or more amounted to $14.8 million, $11.1 million and $6.6 million for 2007, 2006, and 2005, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)
Year	Amount
2008	$626,867
2009	54,668
2010	13,797
2011	3,731
2012	5,263
Total	$704,326

Note 10 – Short-term Borrowings
Information relating to short-term borrowings is as follows for the years ended December 31:

	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At Year End:

Federal Home Loan Bank advances	$275,957	4.25%	$215,350	4.35%	$192,450	3.98%
Retail repurchase agreements	98,015	3.00	99,382	4.25	170,769	3.45
Other short-term borrowings	0	0.00	0	0.00	17,000	4.31
Total	$373,972	3.92	$314,732	4.32%	$380,219	3.76%
Average for the Year:
Federal Home Loan Bank advances	$209,974	4.47%	$237,145	4.10%	$121,813	3.87%
Retail repurchase agreements	109,353	3.92	174,150	4.11	146,887	2.54
Other short-term borrowings	92	5.58	2,979	5.34	26,761	4.15
Maximum Month-end Balance:
Federal Home Loan Bank advances	$275,957		$252,350		$192,450
Retail repurchase agreements	122,130		236,427		186,760
Other short-term borrowings	0		5,300		27,000

The Company pledges U.S. Agencies and Corporations securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its repurchase agreements.

The Company has an available line of credit for $887.3 million with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $649.2 million based on pledged collateral at interest rates based upon current market conditions, of which $293.5 million was outstanding at December 31, 2007. At December 31, 2006, such line of credit totaled $779.1 million under which $543.9 million was available based on pledged collateral of which $217.2 million was outstanding. Both short-term and long-term FHLB advances are fully collateralized by pledges of loans and U.S. Agency securities. The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $282.6 million, commercial loans amounting to $639.6 million, and home equity lines of credit (“HELOC”) amounting to $287.2 million at December 31, 2007 as collateral under the borrowing agreement with the FHLB. At December 31, 2006 the Company had pledged collateral of qualifying mortgage loans of $262.0 million and HELOC loans amounting to $251.4 million under the above borrowing agreement. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $140.8 million at December 31, 2007, and $136.6 million at December 31, 2006, collateralized by state and municipal securities. In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million at December 31, 2007 and 2006. There were no borrowings outstanding against this unsecured line at December 31, 2007 or 2006.

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

The Company had other long-term borrowings at December 31 as follows:

(In thousands)	2007	2006
FHLB 4.13% Advance due 2013	$1,458	$1,808
FHLB 3.36% Advance due 2009	10,000	0
FHLB 4.34% Advance due 2010	2,094	0
FHLB 5.16% Advance due 2010	4,001	0
Total other long-term borrowings	$17,553	$1,808

The 4.13%, 4.34% and 5.16% advances are principal reducing with payments of approximately $30 thousand, $65 thousand and $83 thousand, respectively, all paid monthly. Expected maturities may differ from contractual maturities because the Company may elect to prepay obligations.

The following is a maturity schedule for long-term borrowings within the years ending December 31:

Maturities
Year	(in thousands)
2008	$0
2009	968
2010	5,826
2011	350
2012	350
Future Years	10,059
Total	$17,553

Note 12 – Stockholders’ Equity
The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the Board of Directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The Company has reserved 15,000 authorized but unissued shares of common stock for purchase under the plan. Purchases are made at the fair market value of the stock on the purchase date. At December 31, 2007, there were 7,404 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter. The Company has reserved 450,000 authorized but unissued shares of common stock for purchase under the plan. Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the Board of Directors. At December 31, 2007, there were 328,341 shares available for issuance under this plan.

In 2007, the Company’s Board of Directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5% or approximately 786,000 shares of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market periodically until March 31, 2009, or earlier termination of the repurchase program by the board. Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors. The Company purchased the equivalent of 70,500 shares of its common stock under a prior share repurchase program, which expired on March 31, 2007. No shares were repurchased under that plan during 2007. The Company has purchased 156,249 shares under the current share repurchase program through December 31, 2007.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2007, the Bank could have paid additional dividends of $14.6 million to its parent company without regulatory approval. In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2007. There were no other loans outstanding between the Bank and the Company at December 31, 2007 or December 31, 2006.

Note 13 – Stock Based Compensation
At December 31, 2007, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options and restricted stock to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,365,708 are available for issuance at December 31, 2007. It has a term of ten years, and is administered by a committee of at least three independent directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion, when making a grant of stock options, to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 stock option plans will continue until exercise or expiration.

Options awarded prior to December 15, 2005 vest in equal increments over a two-year period, with one third vesting immediately upon grant. Effective October 19, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of the then outstanding options to purchase approximately 66,000 shares of the Company’s common stock granted in December 2004. These included options held by certain members of senior management. This effectively reduced the two-year vesting period on these options to one year. The amount that would have been expensed for such unvested options in 2006 had the Company not accelerated the vesting would have been approximately $0.4 million. Additionally, stock options granted in 2004 have a ten year life. The other terms of the option grants remain unchanged.

The board of directors approved the granting of stock options totaling 3,750 shares in 2007 and 105,623 shares in 2006. The options are subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the respective grants. In addition, the board of directors granted restricted shares totaling 750 shares in 2007 and 31,483 shares in 2006. The restricted shares are subject to three year and five year vesting schedules, respectively, with one third and one fifth, respectively, of the shares vesting each year on the anniversary date of the respective grants. Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $1.1 million and $0.5 million, net of a tax benefits of approximately $0.6 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value recognition provisions in SFAS No. 123 prior to the date of adopting SFAS No. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the year ended December 31, 2005:

(In thousands, except per share data)	2005
Net income, as reported	$33,098
Basic earnings per share	2.26
Diluted earnings per share	2.24
Stock-based compensation cost, net of related tax effects	0

Information calculated as if fair value method had been
applied to all awards:
Net income, as reported	$33,098
Add: Stock-based compensation expense recognized
during the period, net of related tax effects	0
Less: Stock-based compensation expense determined
under the fair value-based method, net of tax effects	(2,107)
Pro forma net income	$30,991

Basic earnings per share – as reported	$2.26
Basic earnings per share – pro forma	$2.11
Diluted earnings per share – as reported	$2.24
Diluted earnings per share – pro forma	$2.10

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model with the following weighted-average assumptions as of December 31:

	2007	2006	2005
Dividend yield	3.12%	2.43%	2.48%
Weighted average expected volatility	26.71%	19.12%	21.27%
Weighted average risk-free interest rate	4.35%	4.75%	4.34%
Weighted average expected lives (in years)	7	6	5
Weighted average grant-date fair value	$7.50	$8.14	$6.72

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $1.1 million and $0.6 million, respectively. The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends, if any, occurring since the date the options were granted. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of December 31, 2007. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The following is a summary of changes in shares under option for the years ended December 31:

	2007			2006		2005
	Aggregate Intrinsic Value	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Balance, beginning of year		1,032,585	$33.77	1,004,473	$33.08	824,192	$31.04
Options (at fair value) related to option plans of acquired companies		77,811	18.87	—	—	—	—
Granted		3,750	28.87	105,623	37.40	249,061	38.13
Forfeited or Expired		(39,517)	36.58	(41,510)	37.73	(26,302)	36.69
Exercised		(78,264)	17.48	(36,001)	20.53	(42,478)	21.00
Balance, end of year	$1,588,288	996,365	$33.72	1,032,585	$33.77	1,004,473	$33.08

Options exercisable at year-end	$1,588,288	924,144	$33.47
Weighted average fair value of options granted during the year			$7.50		$8.14		$6.72

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding			Exercisable Options
Range of Exercise Price	Outstanding Number	Weighted Average Remaining Contracted Life (in years)	Weighted Average Exercise Price	Exercisable Number	Weighted Average Exercise Price
$11.78-$21.78	145,172	3.6	$16.88	145,172	$16.88
$28.59-$32.25	202,231	4.7	31.58	198,481	31.64
$37.40-$38.91	648,962	5.9	38.15	580,491	38.24
	996,365	5.3	33.72	924,144	33.47

A summary of the status of the Company’s restricted stock as of December 31, 2007, is presented below:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2007	31,483	$37.40
Granted	750	28.87
Vested	(6,078)	37.40
Forfeited	(1,409)	37.40
Restricted stock at December 31, 2007	24,746	37.14

The total of unrecognized compensation cost related to restricted stock was approximately $0.7 million as of December 31, 2007. That cost is expected to be recognized over a weighted period of approximately 4.0 years.

Note 14 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. On November 14, 2007, the Company informed employees that the plan would be frozen for new and existing entrants after December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the plan freeze. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds.

The Plan's funded status as of December 31 is as follows:

(In thousands)	2007	2006
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$22,055	$21,201
Service cost	1,315	1,105
Interest cost	1,337	1,230
Actuarial loss	734	153
Curtailment	(2,322)
Increase/(decrease) due to amendments during the year	0	(782)
Increase/(decrease) due to discount rate change	0	(164)
Benefit payments	(177)	(688)
Projected obligation at December 31	22,942	22,055
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	20,192	18,431
Actual return on plan assets	2,384	1,449
Employer contributions	1,400	1,000
Benefit payments	(177)	(688)
Fair value of plan assets at December 31	23,799	20,192
Funded Status:
Funded status at December 31	857	(1,863)
Unrecognized prior service cost (benefit)	(1,589)	(1,764)
Unrecognized net actuarial loss	5,078	8,053
Net periodic benefit cost not yet recognized	(3,489)	(6,289)
Prepaid (unfunded) pension cost	$857	$(1,863)

Accumulated benefit obligation at December 31	$22,942	$19,936

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2007	2006	2005
Service cost for benefits earned	$1,315	$1,105	$1,622
Interest cost on projected benefit obligation	1,337	1,230	1,094
Expected return on plan assets	(1,508)	(1,377)	(1,179)
Amortization of prior service cost	(175)	(175)	(63)
Recognized net actuarial loss	512	445	335
Net periodic benefit cost	$1,481	$1,228	$1,809

The following shows the amounts recognized in accumulated other comprehensive income as of the beginning of the fiscal year, the amount arising during the year, the adjustment due to being recognized as a component of net periodic benefit cost during the year, and the amount remaining to be recognized and therefore a part of accumulated other comprehensive income (loss) as of December 31, 2007:

(In thousands)	Prior Service Cost	Net Gain/(Loss)
Included in accumulated other comprehensive income (loss) as of January 1, 2006	$(1,157)	$8,581
Additions during the year	(782)	(83)
Reclassifications due to recognition as net periodic pension cost	175	(445)
Included in accumulated other comprehensive income (loss) as of December 31, 2006	(1,764)	8,053
Net gain due to plan curtailment	0	(2,322)
Additions during the year	0	(142)
Reclassifications due to recognition as net periodic pension cost	175	(511)
Included in accumulated other comprehensive income (loss) as of December 31, 2007	$(1,589)	$5,078
Applicable tax effect	633	(2,024)
Included in accumulated other comprehensive income(loss) net of tax effect as of December 31, 2007	$(956)	$3,054

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$(174)	$272

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost as December 31, 2007 and 2008, respectively:

(In thousands):	2008	2007	2006
Prior service cost	$1,415	$1,589	$1,764
Net actuarial loss	(4,806)	(5,078)	(8,053)
Net periodic benefit cost not yet recognized	$(3,391)	$(3,489)	$(6,289)

Additional Information
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2007	2006	2005
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2007	2006	2005
Discount rate	6.00%	6.00%	6.50%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	4.00%	4.00%	4.50%

The expected rate of return on assets of 7.50% reflects the Plan’s predominant investment of assets in equity type securities and an analysis of the average rate of return of the S&P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years weighted by 66.7% and 33.3%, respectively.

Plan Assets
The Company’s pension plan weighted-average allocations at December 31, 2007 and 2006, by asset category are as follows:

Asset Category	2007	2006
Equity securities	47.9%	71.3%
Debt securities	27.6%	23.4%
Cash, other	24.5%	5.3%
Total	100.0%	100.0%

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

Contributions
The Company, with input from its actuaries, estimates that the 2008 contribution will be approximately $1.0 million.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits (in thousands)
2008	$323
2009	387
2010	433
2011	511
2012	655
2013-2017	5,818

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in noninterest expenses and totaled $1.5 million in 2007, $1.4 million in 2006, and $2.3 million in 2005.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in noninterest expense under the plan amounted to $0.2 million in 2007, $2.3 million in 2006, and $2.7 million in 2005. For 2008, this incentive plan has been replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan. It will provide a cash bonus to key members of management based on the Company's financial results using a weighted formula.

Supplemental Executive Retirements Agreements
In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately. Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service. Benefit costs included in noninterest expenses for 2007, 2006 and 2005 were $0.9 million, $1.0 million, and $0.6 million, respectively.

Executive Health Insurance Plan
In past years, the Company had an Executive Health Insurance Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed which resulted in income in 2007 of $0.4 million. Currently retired executives that formerly retired under the Plan will continue to receive this benefit. Expenses under the Plan, covering insurance premiums and out-of-pocket expense reimbursement benefits, totaled $35 thousand in 2006, and ($72 thousand) in 2005.

Note 15 – Income Taxes

Income tax expense for the years ended December 31 consists of:

(In thousands)	2007	2006	2005
Current Income Taxes:
Federal	$13,178	$11,793	$11,979
State	2,514	2,082	2,971
Total current	15,692	13,875	14,950
Deferred Income Taxes (benefits):
Federal	(2,003)	(845)	(2,052)
State	(718)	(141)	(703)
Total deferred	(2,721)	(986)	(2,755)
Total income tax expense	$12,971	$12,889	$12,195

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)	2007	2006
Deferred Tax Assets:
Allowance for loan and lease losses	$10,009	$7,709
Loan and deposit premium/discount	997	389
Intangible assets	0	573
Employee benefits	3,002	2,573
Pension plan costs	0	737
Unrealized losses on investments available for sale	0	144
Non-qualified stock option expense	149	88
Other	424	289
Gross deferred tax assets	14,581	12,502
Deferred Tax Liabilities:
Depreciation	(953)	(1,230)
Intangible assets	(2,777)	0
Deferred loan fees and costs	(1,098)	(1,494)
Unrealized gains on investments available for sale	(691)	0
Bond accretion	(396)	(299)
Pension plan costs	(342)	0
Other	(3)	(1)
Gross deferred tax liabilities	(6,260)	(3,024)
Net deferred tax (liabilities) assets	$8,321	$9,478

No valuation allowance exists with respect to deferred tax items.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(9.1)	(9.7)	(11.4)
State income taxes, net of federal income tax benefits	3.0	2.9	3.3
State tax rate change on deferred tax assets	(0.4)	0	0
Other, net	0.2	0	0
Effective tax rate	28.7%	28.2%	26.9%

Note 16 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share data)	2007	2006	2005
Basic:
Net income available to common stockholders	$32,262	$32,871	$33,098
Average common shares outstanding	16,015	14,801	14,664
Basic net income per share	$2.01	$2.22	$2.26
Diluted:
Net income available to common stockholders	$32,262	$32,871	$33,098
Average common shares outstanding	16,015	14,801	14,664
Stock option adjustment	72	126	103
Average common shares outstanding-diluted	16,087	14,927	14,767
Diluted net income per share	$2.01	$2.20	$2.24

As of December 31, 2007 options for 733,482 shares of common stock were not included in computing diluted net income per share because their effects were anti-dilutive.

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

(In thousands)	2007	2006
Balance at January 1	$38,342	$40,295
Additions	3,300	6,852
Repayments	(15,934)	(8,805)
Balance at December 31	$25,708	$38,342

Note 18 – Financial Instruments with Off-balance Sheet Risk and Derivatives
In the normal course of business, the Company has various outstanding credit commitments that are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable. Management does not anticipate that losses, if any, which may occur as a result of these commitments, would materially affect the stockholders' equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements. A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31:

(In thousands)	2007	2006
Commitments to extend credit and available credit lines:
Commercial	$98,930	$93,614
Real estate-development and construction	82,498	70,159
Real estate-residential mortgage	2,955	11,529
Lines of credit, principally home equity and business lines	665,778	566,877
Standby letters of credit	55,280	42,443
	$905,441	$784,622

Beginning in 2007, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.

A summary of the Company’s interest rate swaps is included in the following table:

	As of December 31, 2007
(in thousands)	Weighted Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$3,153	$74	2.7	7.00%	7.47%
Pay Variable/Receive Fixed Swaps	3,153	(74)	2.7	7.47	7.00
Total Swaps	$6,306	$0	2.7	7.24%	7.24%

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

Note 20 – Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 94.0% of the Company's assets and 99.0% of its liabilities at December 31, 2007 and 97.0% of its assets and 99.0% of its liabilities at December 31, 2006. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on the amount and timing of future cash flows and estimated discount rates.

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

The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$92,941	$93,028	$117,492	$117,591
Investments available for sale	186,801	186,801	256,845	256,845
Investments held to maturity and other equity securities	258,472	264,761	284,063	289,925

Loans, net of allowances	2,251,939	2,261,950	1,786,087	1,788,214
Accrued interest receivable and other assets (2)	85,759	85,759	76,810	76,810

Financial Liabilities
Deposits	$2,273,868	$2,274,872	$1,994,223	$1,990,623
Short-term borrowings	373,972	395,302	314,732	318,189
Long-term borrowings	52,553	57,311	36,808	39,298
Accrued interest payable and other liabilities (2)	3,552	3,552	3,426	3,426

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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

Note 21 – Parent Company Financial Information
The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

Balance Sheets

	December 31,
(In thousands)	2007	2006
Assets
Cash and cash equivalents	$6,601	$2,870
Investments available for sale (at fair value)	350	200
Investment in subsidiary	302,980	235,346
Loan to subsidiary	35,000	35,000
Other assets	6,994	556
Total assets	$351,925	$273,972
Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	1,285	1,195
Total liabilities	36,285	36,195
Stockholders’ Equity
Common stock	16,349	14,827
Additional paid in capital	83,970	27,869
Retained earnings	216,376	199,102
Accumulated other comprehensive income(loss)	(1,055)	(4,021)
Total stockholders’ equity	315,640	237,777
Total liabilities and stockholders’ equity	$351,925	$273,972

Statements of Income

	Years Ended December 31,
(In thousands)	2007	2006	2005
Income:
Cash dividends from subsidiary	$68,880	$13,073	$2,952
Securities gains	0	0	1,758
Other income, principally interest	2,802	2,269	2,324
Total income	71,682	15,342	7,034
Expenses:
Interest	2,223	2,223	2,223
Other expenses	1,972	1,555	695
Total expenses	4,195	3,778	2,918
Income before income taxes and equity in undistributed income of subsidiary	67,487	11,564	4,116
Income tax expense (benefit)	(309)	(471)	437
Income before equity in undistributed income of subsidiary	67,796	12,035	3,679
Equity in undistributed (excess distributions) income of subsidiary	(35,534)	20,836	29,419
Net income	$32,262	$32,871	$33,098

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$32,262	$32,871	$33,098
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions of (equity in undistributed) income-subsidiary	35,534	(20,836)	(29,419)
Investment in subsidiary	(41,176)	0	0
Securities gains	0	0	(1,758)
Stock compensation expense	1,128	624	0
Net change in other liabilities	(142)	(959)	(90)
Other-net	(295)	(91)	(49)
Net cash provided by operating activities	27,311	11,609	1,782
Cash Flows from Investing Activities:
Net increase in loans receivable	(6,171)	0	0
Proceeds from sales of investments available for sale	0	0	4,249
Increase in note receivable from subsidiary	0	0	(1,435)
Net cash (used) provided by investing activities	(6,171)	0	2,814
Cash Flows from Financing Activities:
Common stock purchased and retired	(4,354)	(866)	(1,437)
Proceeds from issuance of common stock	1,823	1,424	1,498
Tax benefit from stock options exercised	110	121	0
Dividends paid	(14,988)	(13,028)	(12,329)
Net cash used by financing activities	(17,409)	(12,349)	(12,268)
Net increase (decrease) in cash and cash equivalents	3,731	(740)	(7,672)
Cash and cash equivalents at beginning of year	2,870	3,610	11,282
Cash and cash equivalents at end of year	$6,601	$2,870	$3,610

Note 22 – Regulatory Matters
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007 and 2006, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to risk weighted assets):
Company	$283,571	11.28%	$201,123	8.00%	N/A
Sandy Spring Bank	269,828	10.77	200,480	8.00	$250,601	10.00%
Tier 1 Capital (to risk weighted assets):
Company	258,479	10.28	100,561	4.00	N/A
Sandy Spring Bank	209,737	8.37	100,240	4.00	150,360	6.00
Tier 1 Capital (to average assets):
Company	258,479	8.87	87,386	3.00	N/A
Sandy Spring Bank	209,737	7.22	87,156	3.00	145,260	5.00

As of December 31, 2006:
Total Capital (to risk weighted assets):
Company	$273,143	13.62%	$160,482	8.00%	N/A
Sandy Spring Bank	269,629	13.45	160,369	8.00	$200,461	10.00%
Tier 1 Capital (to risk weighted assets):
Company	253,651	12.64	80,241	4.00	N/A
Sandy Spring Bank	215,137	10.73	80,185	4.00	120,277	6.00
Tier 1 Capital (to average assets):
Company	253,651	9.81	77,595	3.00	N/A
Sandy Spring Bank	215,137	8.32	77,555	3.00	129,258	5.00

Note 23 - Segment Reporting
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $2.9 million in 2007, $1.8 million in 2006 and 2005.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million in 2007 and 2006 and $0.2 million in 2005.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida. The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand. Major revenue sources include interest income. Expenses include personnel and support charges.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $711 million in assets under management. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million in 2007 and 2006 and $0.2 million in 2005.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year ended December 31, 2007

Interest income	$179,364	$104	$2,759	$70	$(1,322)	$180,975
Interest expense	76,319	0	1,152	0	(1,322)	76,149
Provision for loan and lease losses	4,094	0	0	0	0	4,094
Noninterest income	34,680	7,097	818	4,588	(2,894)	44,289
Noninterest expenses	89,930	5,515	1,068	3,848	(573)	99,788
Income before income taxes	43,701	1,686	1,357	810	(2,321)	45,233
Income tax expense	11,439	676	539	317	0	12,971
Net income	$32,262	$1,010	$818	$493	$(2,321)	$32,262

Assets	$3,045,055	$12,073	$36,151	$10,037	$(59,363)	$$3,043,953

Year ended December 31, 2006

Interest income	$151,982	$68	$2,277	$27	$(911)	$153,443
Interest expense	58,780	0	818	0	(911)	58,687
Provision for loan and lease losses	2,795	0	0	0	0	2,795
Noninterest income	29,480	7,452	884	4,115	(3,036)	38,895
Noninterest expense	75,618	5,690	994	3,588	(794)	85,096
Income before income taxes	44,269	1,830	1,349	554	(2,242)	45,760
Income tax expense	11,398	724	554	213	0	12,889
Net income	$32,871	$1,106	$795	$341	$(2,242)	$32,871

Assets	$2,608,392	$11,146	$32,843	$8,015	$(49,939)	$2,610,457

Year ended December 31, 2005

Interest income	$120,842	$40	$1,828	$1	$(551)	$122,160
Interest expense	34,023	0	510	0	(551)	33,982
Provision for loan and lease losses	2,600	0	0	0	0	2,600
Noninterest income	31,526	5,916	1,049	866	(2,448)	36,909
Noninterest expense	71,556	4,654	928	795	(739)	77,194
Income before income taxes	44,189	1,302	1,439	72	(1,709)	45,293
Income tax expense	11,091	516	560	28	0	12,195
Net income	$33,098	$786	$879	$44	$(1,709)	$33,098

Assets	$2,459,292	$9,274	$26,281	$6,940	$(42,171)	$2,459,616

Note 24 – Quarterly Financial Results (unaudited)
A summary of selected consolidated quarterly financial data for the two years ended December 31, 2007 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Interest income	$41,894	$46,014	$46,958	$46,109
Net interest income	24,015	26,199	27,212	27,400
Provision for loan and lease losses	839	780	750	1,725
Income before income taxes	10,468	11,333	11,693	11,739
Net income	7,545	8,169	8,181	8,367

Basic net income per share	$0.49	$0.51	$0.50	$0.51
Diluted net income per share	0.49	0.51	0.50	0.51

2006
Interest income	$35,177	$37,873	$40,018	$40,375
Net interest income	23,177	23,852	24,122	23,605
Provision for loan and lease losses	950	1,045	550	250
Income before income taxes	11,717	11,374	11,468	11,201
Net income	8,340	8,095	8,122	8,314

Basic net income per share	$0.56	$0.55	$0.55	$0.56
Diluted net income per share	0.56	0.54	0.55	0.55

OTHER MATERIAL REQUIRED BY FORM 10-K

DESCRIPTION OF BUSINESS

General
Sandy Spring Bancorp, Inc. (the “Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Montgomery County, Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 42 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the state of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Bank experiences substantial competition both in attracting and retaining deposits and in making loans. Direct competition for deposits comes from other commercial banks, savings associations, and credit unions located in the Bank's primary market area of Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Fairfax and Loudoun counties in Virginia. Additional significant competition for deposits comes from mutual funds and corporate and government debt securities. Sandy Spring Insurance Corporation (“SSIC”), a wholly-owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC also operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, which faces competition primarily from other insurance agencies and insurance companies. In October 2005, the Company acquired West Financial Services, Inc. (“WFS”), an asset management and financial planning company located in McLean, Virginia. WFS faces competition primarily from other financial planners, banks, and financial management companies. In January 2006, the Company acquired Neff & Associates (“Neff”), an insurance agency located in Ocean City, Maryland. Neff faces competition primarily from other insurance agencies and insurance companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies. Management believes the Bank is able to compete effectively in its primary market area.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400. The Company’s Web site is located at www.sandyspringbank.com.

Loan and Lease Products
Residential Real Estate Loans. The residential real estate category contains loans principally to consumers secured by residential real estate. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2007, the Company had $48.1 million in SNC purchased outstanding and no SNC sold outstanding. The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2007, other financial institutions had $10.8 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $39.4 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

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

The Company's equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in east coast states from New Jersey to Florida. The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand. Terms generally are fixed payment for up to five years. Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates. The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly to the borrowers. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company’s student loans are made in amounts of up to $20,500 per year. The Company offers a variety of graduate and undergraduate loan programs under the Federal Family Education Loan Program. Interest is capitalized annually until the student leaves school and amortization over a ten-year period then begins. It is the Company’s practice to sell all such loans in the secondary market when the student leaves school. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Availability of Filings Through the Company’s Website
The Company provides internet access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4, and 5, and amendments to those reports, through the Investor Relations area of the Company’s Web site, at www.sandyspringbank.com. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a Web site (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site.

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

The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the Deposit Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 12 - Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the current system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its FDIC assessment.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2007, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2007, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 11-Long-term Borrowings,” and "Note 22 – Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

Supervision and Regulation of Mortgage Banking Operations
The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and the Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations and related Nasdaq Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on our internal control over financial reporting.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2007, our interest rate sensitivity simulation model projected that net interest income would decrease by 1.01% if interest rates immediately fell by 200 basis points and would decrease by 6.12% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Please see “Market Risk Management” on page 22 of this report.

Changes in local economic conditions could adversely affect our business.

Our commercial and commercial real estate lending operations are concentrated in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs, and otherwise negatively affect our performance and financial condition.

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

The market price for our common stock has fluctuated, ranging between $25.60 and $38.97 per share during the 12 months ended December 31, 2007. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:

Variations in our anticipated or actual operating results or the results of our competitors;
Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
The size of the public float of our common stock;
Regulatory developments;
The announcement of acquisitions or new branch locations by us or our competitors;
Market conditions; and
General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq Market was 46,447 shares during the twelve months ended December 31, 2007, with daily volume ranging from a low of 8,900 shares to a high of 172,100 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

It is possible that the process of merger integration of acquired companies could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger or acquisition. There also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements or other customer relationships after the merger or acquisition.

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

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

We may not attain the revenue increases or expense reduction goals targeted by Project LIFT.

The Company's results in the coming year may depend, in part, on our ability to realize the estimated revenue increases and expense reductions from Project LIFT. It is possible that the potential revenue increases or expense savings could turn out to be more difficult to achieve than we anticipated. Our estimates also depend on our ability to execute on a number of expense reduction initiatives. If our estimates turn out to be incorrect the anticipated revenue increases or cost savings may not be realized fully or at all, or may take longer to realize than expected.

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

EMPLOYEES

The Company and the Bank employed 749 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2007. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

The following listing sets forth the name, age (as of February 27, 2008), principal position and business experience of each executive officer that is not a director for at least the last five years are set forth below:

R. Louis Caceres, 45, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 55, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002. Prior to that, Mr. Kuykendall was General Counsel and Secretary of Bancorp and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 49, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 44, joined the Bank in July 2007 as Executive Vice President. On January 1, 2008 he became president of the Potomac Bank Division. Prior to joining the Bank Mr. O'Brien was Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 43, became Executive Vice President and Chief Credit Officer effective January 1, 2003. Prior to that, Mr. Schrider served as a Senior Vice President of the Bank.

Frank H. Small, 61, became an Executive Vice President of the Company and the Bank in 2001 and Chief Operating Officer of the Bank in 2002. Prior to that, Mr. Small was an Executive Vice President of the Bank.

Sara E. Watkins, 51, became an Executive Vice President of the Bank in 2002. Prior to that, Ms. Watkins was a Senior Vice President of the Bank.

PROPERTIES

The locations of Sandy Spring Bancorp, Inc. and its subsidiaries are shown below.

COMMUNITY BANKING OFFICES
40 West – Rockledge Plaza*	Bedford Court	Colesville*
1100 West Patrick St, Unit A	3701 International Drive	13300 New Hampshire Avenue
Frederick, MD 21702	Silver Spring, MD 20906	Silver Spring, MD 20904

Airpark*	Bethesda*	Damascus*
7653 Lindbergh Drive	7126 Wisconsin Avenue	26250 Ridge Road
Gaithersburg, MD 20879	Bethesda, MD 20814	Damascus, MD 20872

Ashton*	Burtonsville*	East Gude Drive*
1 Ashton Road	3535 Spencerville Road	1601 East Gude Drive
Ashton, MD 20861	Burtonsville, MD 20866	Rockville, MD 20850

Asbury*	Clarksville*	Eastport*
409 Russell Avenue	12276 Clarksville Pike	1013 Bay Ridge Avenue
Gaithersburg MD 20877	Clarksville, MD 21029	Annapolis, MD 21403

Ballenger Creek*	Chantilly*	Edgewater*
6560 Mercantile Drive	14231 Willard Road, Suite 100	116 Mitchells Chance Road
Frederick, MD 21703	Chantilly, VA 20151	Edgewater, MD 21037

Fairfax*	Lisbon*	Potomac*
9910 Main Street	704 Lisbon Centre Drive	9822 Falls Road
Fairfax, VA 22031	Woodbine, MD 21797	Potomac, MD 20854

Fulton-Cherry Tree Crossing*	Merrifield*	Rockville*
8315 Ice Crystal Drive	8501 Arlington Blvd	611 Rockville Pike
Laurel, MD 20723	Fairfax, VA 22031	Rockville, MD 20852

Gaithersburg Square*	Milestone Center*	Sandy Spring
484 North Frederick Avenue	20930 Frederick Avenue	908 Olney-Sandy Spring Road
Gaithersburg, MD 20877	Germantown, MD 20876	Sandy Spring, MD 20860

Glen Burnie*	Millersville*	Silver Spring*
7405 Ritchie Highway	8310 Veterans Highway	8677 Georgia Avenue
Glen Burnie, MD 21061	Millersville, MD 21108	Silver Spring, MD 20910

Jennifer Road*	Montgomery Village*	Urbana*
166 Jennifer Road	9921 Stedwick Road	8921 Fingerboard Road
Annapolis, MD 21401	Montgomery Village, MD 20886	Frederick, MD 21704

Laurel Lakes*	Mt. Airy Shopping Center*	Vienna*
14404 Baltimore Avenue	425 East Ridgeville Blvd.	414 Maple Ave N.E.
Laurel, MD 20707	Mt. Airy, MD 21771	Vienna, VA 22180

Lansdowne*	Odenton*	Wildwood*
19460 golf Vista Plaza	8759 Piney Orchard Parkway	10329 Old Georgetown Road
Lansdowne, VA 20175	Odenton, MD 21090	Bethesda, MD 20814

Layhill*	Olney*	* ATM Available
14241 Layhill Road	17801 Georgia Avenue
Silver Spring, MD 20906	Olney, MD 20832

Leisure World Plaza*	Pasadena*
3801 International Drive, Suite 100	4001 Mountain Road
Silver Spring, MD 20906	Pasadena, MD 21122

Linthicum*	Patrick Street*
504 S. Camp Meade Road	14 West Patrick Street
Linthicum, MD 21090	Frederick, MD 21701

OTHER PROPERTIES

Administrative Offices 17735 Georgia Avenue Olney, MD 20832	The Equipment Leasing Company 53 Loveton Circle, Suite 100 Sparks, MD 21152	Sandy Spring Mortgage and Columbia Center 9112 Guilford Road Columbia, MD 21046

Sandy Spring Financial Center 148 Jennifer Road Annapolis, MD 21401	Sandy Spring Insurance Corp. T/A Chesapeake Insurance Group 151 West Street, Suite 300 Annapolis, MD 21401	West Financial Services, Inc. 1355 Beverly Road, Suite 250 McLean, Virginia 22101

Neff & Associates 9921 Stephen Decatur Highway Suite C5 Ocean City, MD 21842

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

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

4
No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1992 Stock Option Plan	Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, SEC File No. 0-19065.

10(d)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(e)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(f)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(g)*	Sandy Spring National Bank of Maryland Executive Health Expense Reimbursement Plan, as amended	Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(i)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring National Bank of Maryland, and Hunter R. Hollar	Exhibit 10A to Form 10-Q for the quarter ended March 31, 2003, SEC File No. 0-19065.

10(j)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(l)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Sara E. Watkins	Exhibit 10(p) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Ronald E. Kuykendall	Exhibit 10(q) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(p)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(q)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(r)	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(s)*	Amended and Restated Potomac Bank of Virginia 199 Stock Option Plan	Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-141052

10(t)*	Amended and Restated Potomac Bank of Virginia Employee Stock Purchase Plan	Exhibit 4.2 to Registration Statement on Form S-8, File No. 333-141052

10(u)*	Amended and Restated CN Bancorp, Inc. Stock Option Plan	Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-144949

10(v)*	Sandy Spring Bank Executive Incentive Retirement Plan

21	Subsidiaries

23	Consent of Registered Public Accounting Firm

31 (a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32 (a),(b)	18 U.S.C. Section 1350 Certifications

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(c) of this Report.

Shareholders may obtain, upon payment of a reasonable fee, a copy of the exhibits to this Report on Form 10-K by writing Ronald E. Kuykendall, General Counsel and Secretary, at Sandy Spring Bancorp, Inc., 17801 Georgia Avenue, Olney, Maryland 20832. Shareholders also may access a copy of the Form 10-K including exhibits on the SEC Web site at www.sec.gov or through the Company’s Investor Relations Web site maintained at www.sandyspringbank.com.

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

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Hunter R. Hollar	/s/ Philip J. Mantua
Hunter R. Hollar	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ John Chirtea	Director
John Chirtea

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Solomon Graham	Director
Solomon Graham

/s/ Marshall H. Groom	Director
Marshall Groom

/s/ Gilbert L. Hardesty	Director
Gilbert L. Hardesty

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Charles F. Mess	Director
Charles F. Mess

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Lewis R. Schumann	Director
Lewis R. Schumann

/s/ W. Drew Stabler	Chairman of the Board,
W. Drew Stabler	Director