Form 10-Q
period 2008-03-31
SANDY SPRING BANCORP INC
filed 2008-05-09
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

The number of shares of common stock outstanding as of April 21, 2008 is 16,416,667 shares.

SANDY SPRING BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	March 31,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$66,536	$63,432
Federal funds sold	48,032	22,055
Interest-bearing deposits with banks	11,112	365
Cash and cash equivalents	125,680	85,852

Residential mortgage loans held for sale (at fair value)	9,876	7,089
Investments available-for-sale (at fair value)	206,840	186,801
Investments held-to-maturity — fair value of $209,937 (2008) and $240,995 (2007)	202,344	234,706
Other equity securities	25,803	23,766
Total loans and leases	2,364,023	2,277,031
Less: allowance for loan and lease losses	(27,887)	(25,092)
Net loans and leases	2,336,136	2,251,939
Premises and equipment, net	53,780	54,457
Accrued interest receivable	13,201	14,955
Goodwill	78,111	76,585
Other intangible assets, net	15,507	16,630
Other assets	93,618	91,173
Total assets	$3,160,896	$3,043,953
LIABILITIES
Noninterest-bearing deposits	$445,088	$434,053
Interest-bearing deposits	1,895,480	1,839,815
Total deposits	2,340,568	2,273,868
Short-term borrowings	372,625	373,972
Other long-term borrowings	67,312	17,553
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	26,424	27,920
Total liabilities	2,841,929	2,728,313
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,361,444 (2008) and 16,349,317 (2007)	16,361	16,349
Additional paid in capital	84,281	83,970
Retained earnings	219,019	216,376
Accumulated other comprehensive loss	(694)	(1,055)
Total stockholders' equity	318,967	315,640
Total liabilities and stockholders' equity	$3,160,896	$3,043,953

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest Income:
Interest and fees on loans and leases	$38,469	$34,574
Interest on loans held for sale	96	195
Interest on deposits with banks	49	90
Interest and dividends on securities:
Taxable	2,698	3,871
Exempt from federal income taxes	2,331	2,727
Interest on federal funds sold	279	437
TOTAL INTEREST INCOME	43,922	41,894
Interest Expense:
Interest on deposits	13,022	13,788
Interest on short-term borrowings	3,279	3,481
Interest on long-term borrowings	1,042	610
TOTAL INTEREST EXPENSE	17,343	17,879
NET INTEREST INCOME	26,579	24,015
Provision for loan and lease losses	2,667	839
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,912	23,176
Noninterest Income:
Securities gains	574	2
Service charges on deposit accounts	3,030	2,308
Gains on sales of mortgage loans	722	638
Fees on sales of investment products	822	800
Trust and investment management fees	2,397	2,281
Insurance agency commissions	2,086	2,690
Income from bank owned life insurance	714	684
Visa check fees	696	590
Other income	1,655	913
TOTAL NONINTEREST INCOME	12,696	10,906
Noninterest Expenses:
Salaries and employee benefits	13,763	13,434
Occupancy expense of premises	2,799	2,417
Equipment expenses	1,439	1,602
Marketing	497	529
Outside data services	1,122	926
Amortization of intangible assets	1,124	802
Other expenses	3,959	3,904
TOTAL NONINTEREST EXPENSES	24,703	23,614
Income Before Income Taxes	11,905	10,468
Income Tax Expense	3,700	2,923
NET INCOME	$8,205	$7,545

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Basic Net Income Per Share	$0.50	$0.49
Diluted Net Income Per Share	0.50	0.49
Dividends Declared Per Share	0.24	0.23

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$8,205	$7,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,715	2,393
Provision for loan and lease losses	2,667	839
Stock compensation expense	157	226
Deferred income taxes (benefits)	(1,475)	(960)
Origination of loans held for sale	(45,418)	(73,782)
Proceeds from sales of loans held for sale	43,353	75,356
Gains on sales of loans held for sale	(722)	(638)
Securities gains	(574)	(2)
Gains on sales of premises and equipment	(2)	0
Net decrease (increase) in accrued interest receivable	1,754	(108)
Net increase in other assets	(2,988)	(4,417)
Net decrease in accrued expenses and other liabilities	(1,354)	(2,272)
Other – net	(1,363)	(654)
Net cash provided by operating activities	4,955	3,526
Cash flows from investing activities:
Purchases of other equity securities	(2,037)	(118)
Purchases of investments available-for-sale	(129,792)	(4,967)
Proceeds from the sales of other real estate owned	0	192
Proceeds from maturities, calls and principal payments of investments held-to-maturity	32,362	9,613
Proceeds from maturities, calls and principal payments of investments available-for-sale	110,405	12,382
Net increase in loans and leases	(87,193)	(34,651)
Redemption of VISA stock	429	0
Acquisition of business activity, net	0	(28,039)
Expenditures for premises and equipment	(664)	(660)
Net cash (used in) investing activities	(76,490)	(46,248)
Cash flows from financing activities:
Net increase in deposits	66,700	83,134
Net decrease in short-term borrowings	(1,588)	(6,513)
Net increase (decrease) in long-term borrowings	50,000	(64)
Proceeds from issuance of common stock	166	346
Dividends paid	(3,915)	(3,603)
Net cash provided by financing activities	111,363	73,300
Net increase in cash and cash equivalents	39,828	30,578
Cash and cash equivalents at beginning of period	85,852	106,897
Cash and cash equivalents at end of period	$125,680	$137,475

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Supplemental Disclosures:
Interest payments	$16,886	$17,196
Income tax payments	7,104	5,910
Transfers from loans to other real estate owned	200	0
Reclassification of borrowings from long-term to short-term	241	87
Details of acquisition:
Fair value of assets acquired	0	$252,487
Fair value of liabilities assumed	0	(224,956)
Stock issued for acquisition	0	(32,977)
Purchase price in excess of net assets acquired	0	39,914
Cash paid for acquisition	0	34,468
Cash acquired with acquisition	0	(6,429)
Acquisition of business activity, net	$0	$28,039

See Notes to Consolidated Financial Statements.

 Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2007	$16,349	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008			(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF Issue 06-04	16,349	83,970	214,729	$(1,055)	313,993
Comprehensive income:
Net income			8,205		8,205
Other comprehensive income, net of tax effects and reclassification adjustment				361	361
Total comprehensive income					8,566
Cash dividends - $0.24 per share			(3,915)		(3,915)
Stock compensation expense		157			157
Common stock issued pursuant to:
Stock option plan – 6,474 shares (14,184 shares issued less 7,710 shares retired)	6	24			30
Employee stock purchase plan – 5,653 shares	6	130			136
Balances at March 31, 2008	$16,361	$84,281	$219,019	$(694)	$318,967

Balances at December 31, 2006	$14,827	$27,869	$199,102	$(4,021)	$237,777
Comprehensive income:

Net income			7,545		7,545
Other comprehensive loss, net of tax effects				51	51

Total comprehensive income					7,596
Cash dividends - $0.23 per share			(3,603)		(3,603)
Stock Compensation Expense		226			226

Common stock issuance pursuant to:
Stock option plan – 6,200 shares	6	190			196
Acquisition of Potomac Bank- 886,989 shares	887	32,090			32,977
Employee stock purchase plan - 4,901 shares	5	145			150
Balances at March 31, 2007	$15,725	$60,520	$203,044	$(3,970)	$275,319

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – General

The accompanying financial statements are unaudited. In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2007 Annual Report on Form 10-K. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2007 Annual Report on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2008.

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

Note 2 – Acquisitions

On February 15, 2007, the Company completed the acquisition of Potomac Bank of Virginia (“Potomac”), a bank headquartered in Fairfax, Virginia. Potomac operated five branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with Potomac was to gain entry into the northern Virginia high growth market. The total consideration paid to Potomac shareholders in connection with the acquisition was $68.2 million. The results of Potomac’s operations have been included in the Company’s consolidated financial results subsequent to February 15, 2007. The assets and liabilities of Potomac were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of February 15, 2007. The transaction resulted in total assets acquired as of February 15, 2007 of $252.5 million, including approximately $196.0 million of loans and leases; liabilities assumed were $225.0 million, including $197.0 million of deposits. Additionally, the Company recorded $39.9 million of goodwill, $5.1 million of core deposit intangibles (“CDI”) and $0.3 million of other intangibles. CDI is subject to amortization and is being amortized over seven years on a straight-line basis.

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County”). County was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.1 million. The results of CNB’s operations have been included in the Company’s financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007 and are subject to further refinements. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $22.6 million of goodwill, $4.6 million of CDI and $0.1 million of other intangibles. CDI is subject to amortization and is being amortized over seven years on a straight-line basis.

The acquisition of Potomac and CNB, individually and in the aggregate, are considered immaterial for purposes of the disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 - New Accounting Pronouncements

Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, the Statement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $21.1 million as of March 31, 2007 and recorded a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations. This provision is now effective for all companies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. At December 31, 2006, the projected benefit obligation of its defined benefit pension plan exceeded the fair value of plan assets by $1.9 million and such amount is included in “Accrued interest payable and other liabilities” in the Consolidated Balance Sheet as of that date. Due primarily to a plan curtailment effective December 31, 2007, the fair value of plan assets exceeded the projected benefit obligation of the defined benefit plan by $0.9 million at December 31, 2007. Accordingly, such amount is included in “Other Assets” in the Consolidated Balance Sheet as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in-capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of this issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this SAB did not have a material impact on the Company’s financial position, results of operations or cash flows.

Pending Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Note 4 – Stock Based Compensation

At March 31, 2008, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,227,563 are available for issuance at March 31, 2008, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

Effective March 26, 2008, the Board of Directors approved the granting of 116,360 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of March 26, 2009, 2010, and 2011, respectively. In addition, on March 26, 2008, the Board of Directors granted 28,675 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of March 26, 2009, 2010, 2011, 2012, and 2013, respectively. Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.2 million, net of a tax benefit of approximately $4 thousand, for the three month period ended March 31, 2008, and $0.2 million, net of tax benefit of $15 thousand, for the three month period ended March 31, 2007.

No options or restricted stock grants were awarded during the three month period ended March 31, 2007.

The fair values of all of the options granted have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the quarters ended March 31, 2008 and 2007 was $0.2 million and $35,000, respectively

A summary of share option activity for the three month period ended March 31, 2008 follows:

(Dollars in thousands, except per share data):	Number of Shares	Weighted Average Exercised Share Price	Weighted Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value

Balance at January 1, 2008	996,365	$33.72	5.3	$1,588
Granted	116,360	27.96	7.0
Exercised	(14,184)	17.45	5.1
Forfeited or expired	(6,304)	38.03	6.3
Balance at March 31, 2008	1,092,237	$33.29	5.3	$984

Exercisable at March 31, 2008	905,872	$31.18		$984

A summary of the status of the Company’s nonvested options as of March 31, 2008, and changes during the three month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at January 1, 2008	72,221	$8.11
Granted	116,360	4.47
Vested	0	0
Forfeited	(2,216)	8.14
Nonvested at March 31, 2008	186,365	$5.84

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Restricted stock at January 1, 2008	24,746	$37.14
Granted	28,675	27.96
Vested	0	0
Forfeited	(586)	37.40
Restricted stock at March 31, 2008	52,835	$32.16

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.3 million as of March 31, 2008. That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three month periods ended March 31, 2008 and 2007 are shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options and restricted stock, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Basic:
Net income available to common stockholders	$8,205	$7,545
Average common shares outstanding	16,355	15,269
Basic net income per share	$0.50	$0.49
Diluted:
Net income available to common stockholders	$8,205	$7,545

Average common shares outstanding	16,355	15,269
Stock option and restricted stock adjustment	53	132
Average common shares outstanding–diluted	16,408	15,401
Diluted net income per share	$0.50	$0.49

Options for 961,249 shares and 674,922 shares of common stock were not included in computing diluted net income per share for the three month periods ended March 31, 2008 and 2007, respectively, because their effects are antidilutive.

Note 6 - Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. On November 14, 2007, the Company informed employees that the plan would be frozen for new and existing entrants after December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases will no longer affect the defined benefit provided by the plan, although additional vesting may continue to occur.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the plan freeze. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. The Company, with input from its actuaries, estimates that the 2008 contribution will be approximately $1.0 million.

Net periodic benefit cost for the three month periods ended March 31 includes the following components:

	Three Months Ended March 31,
(In thousands)	2008	2007

Service cost for benefits earned	$0	$320
Interest cost on projected benefit obligation	355	341
Expected return on plan assets	(326)	(379)
Amortization of prior service cost	(44)	(44)
Recognized net actuarial loss	99	136
Net periodic benefit cost	$84	$374

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $0.4 million for both of the three month periods ended March 31, 2008 and 2007, respectively.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in noninterest expense under the plan amounted to $0.1 million for the three month period ended March 31, 2007. For 2008, this incentive plan has been replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan. It will provide a cash bonus to key members of management based on the Company’s financial results using a weighted formula. The expense for this plan is included in noninterest expenses and totaled $0.2 million for the three month period ended March 31, 2008.

Supplemental Executive Retirement Agreements

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately. Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service. The Company had expenses related to the new Plan of $0.2 million for the three months ended March 31, 2008 and $0.3 million for the SERAs for the three months ended March 31, 2007.

Executive Health Insurance Plan

In past years, the Company had an Executive Health Insurance Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed which resulted in income in 2007 of $0.4 million. Currently retired executives who retired while the Plan was in effect will continue to receive this benefit. The Company had expenses related to the Executive Health Insurance Plan of $0 and $28 thousand for the three month periods ended March 31, 2008 and 2007, respectively.

Note 7 – Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of March 31, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

Mortgage-backed	53,600	397	7	404
	53,600	397	7	404

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$20,925	$0	$99	$99
Mortgage-backed	12,554	43	4	47
	$33,479	$43	$103	$146

Approximately 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of March 31, 2008 and 2007 are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2008 and Decmember 31, 2007 all have minimal duration risk (3.33 years in 2008 and 1.14 years in 2007), low credit risk, and minimal loss (approximately 0.75% in 2008 and 0.43% in 2007) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of March 31, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	1,275	1	0	1
	1,275	1	0	1

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	3,340	1	31	32
	$3,340	$1	$31	$32

Approximately 100% of the bonds carried in the held-to-maturity portfolio with continuous unrealized losses as of March 31, 2008 are rated Aa2. Approximately 92%of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of December 31, 2007 are rated AAA and 8% are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio as of March 31, 2008 have no duration risk since they were called on April 1, 2008, low credit risk and minimal loss (approximately .01%) when compared to book value. The securities representing the unrealized losses in the held-to-maturity portfolio as of December 31, 2007, all have modest duration risk of 4.69 years , low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 8 - Segment Reporting

The Company operates in four operating segments—Community Banking, Insurance, Leasing, and Investment Management. Only Community Banking currently meets the threshold for segment reporting; however, the Company is disclosing separate information for all four operating segments. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. However, the segment data reflect intersegment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million and $0.5 million for the three month periods ended March 31, 2008 and 2007, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the three month periods ended March 31, 2008 and 2007.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $689.0 million in assets under management as of March 31, 2008. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended March 31, 2008 and 2007.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended March 31, 2008

Interest income	$43,499	$20	$707	$14	$(318)	$43,922
Interest expense	17,377	0	284	0	(318)	17,343
Provision for loan and lease losses	2,667	0	0	0	0	2,667
Noninterest income	9,398	2,171	137	1,142	(152)	12,696
Noninterest expenses	22,270	1,363	291	931	(152)	24,703
Income before income taxes	10,583	828	269	225	0	11,905
Income tax expense	3,169	335	108	88	0	3,700
Net income	$7,414	$493	$161	$137	$0	$8,205

Assets	$3,163,891	$11,871	$34,983	$11,060	$(60,909)	$3,160,896

Quarter ended March 31, 2007

Interest income	$41,509	$15	$644	$15	$(289)	$41,894
Interest expense	17,910	0	258	0	(289)	17,879
Provision for loan and lease losses	839	0	0	0	0	839
Noninterest income	6,953	2,877	149	1,083	(156)	10,906
Noninterest expenses	21,306	1,290	270	904	(156)	23,614
Income before income taxes	8,407	1,602	265	194	0	10,468
Income tax expense	2,108	634	105	76	0	2,923
Net income	$6,299	$968	$160	$118	$0	$7,545

Assets	$2,946,888	$11,611	$33,200	$8,937	$(55,159)	$2,945,477

Note 9 – Comprehensive Income

The components of total comprehensive income for the three month periods ended March 31, 2008 and 2007 are as follows:

	For the three months ended March 31,
	2008			2007
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$8,205			$7,545
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	1,119	446	673	733	(290)	443
Reclassification adjustment for (gains) losses included in net income	(574)	(229)	(345)	(2)	1	(1)
Adjustment for pensions (FAS 158)	55	22	33	(643)	252	(391)
Total change in other comprehensive income			361	88	(37)	51
Total comprehensive income			$8,566			$7,596

Note 10- Fair Value Measurements

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilites and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for recorded to beginning retained earnings.

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for a group of specific financial instruments which are mortgage loans held for sale. The Company believes by electing the fair value option for this financial instrument, it will allow the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction. The effect of this adjustment was immaterial to the Company’s financial results for the three month period ending March 31, 2008.

Simultaneously with the adoption of SFAS No, 159, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement:

Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2- Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3- Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on managements review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Impaired loans totaled $36.4 million at March 31, 2008, compared to $21.9 million at December 31, 2007.

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as level 2 as represented in SFAS No. 157.

The following table set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2008
Assets
Residential Mortgage loans held for sale	$-	$9,876	$		$	$ 9,876
Impaired loans				36,363		36,363
Investments securities, available for sale		206,840		-		206,840
Investment securities, held to maturity	-	209,937		-		209,937
Interest rate swap agreements	-	5,010		-		5,010

Liabilities
Interest rate swap agreements	$-	$(5,010)		$-		$(5,010)

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2007, including in the Risk Factors section of that report. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

THE COMPANY

The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates forty two community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudoun counties in Virginia, together with an insurance subsidiary, an equipment leasing company and an investment management company in McLean, Virginia.

The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2008, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 57% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 43%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

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

Non-GAAP Financial Measure

The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure as defined in Securities and Exchange Commission Regulation G and Item 10 of Commission Regulation S-K. This traditional efficiency ratio is used as a measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and that it is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus total noninterest income. This is a GAAP financial measure. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude intangible asset amortization. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses. The traditional measure is different from the GAAP efficiency ratio. The GAAP measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP efficiency ratios are presented and reconciled in Table 1.

Table 1 – GAAP based and traditional efficiency ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Noninterest expenses	$24,703	$23,614
Net interest income plus noninterest income
	39,275	34,921

Efficiency ratio–GAAP	62.90%	67.62%

Noninterest expenses	$24,703	$23,614
Less non-GAAP adjustment:
Amortization of intangible assets	1,124	802
Noninterest expenses–traditional ratio	23,579	22,812

Net interest income plus noninterest income	39,275	34,921

Plus non-GAAP adjustment:
Tax-equivalency	1,140	1,285
Less non-GAAP adjustments:
Securities gains (losses)	574	2
Net interest income plus noninterest
Income – traditional ratio	39,841	36,204

Efficiency ratio – traditional	59.18%	63.01%

A. FINANCIAL CONDITION

The Company's total assets were $3.2 billion at March 31, 2008, increasing $116.9 million or 4% during the first three months of 2008. Earning assets increased by 4% or $116.2 million in the first three months of 2008 to $2.9 billion at March 31, 2008. These increases were mainly the result of growth in the loan portfolio.

Total loans and leases, excluding loans held for sale, increased 4% or $87.0 million during the first three months of 2008, to $2.4 billion. This increase was due primarily to growth in the commercial and mortgage loan portfolios. During this period, commercial loans and leases increased by $66.5 million or 5%, attributable primarily to commercial mortgage loans (up 11%). Consumer loans increased by $0.4 million, primarily due to an increase in home equity lines. Residential real estate loans grew by $20.2 million or 3% due to an increase in residential construction loans. Residential mortgage loans held for sale increased by $0.3 million from December 31, 2007, to $9.9 million at March 31, 2008.

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	March 31, 2008%		December 31, 2007%
Residential real estate	$643,458	27%	$623,286	27%
Commercial loans and leases	1,343,915	57	1,277,450	56
Consumer	376,650	16	376,295	17
Total Loans and Leases	2,364,023	100%	2,277,031	100%
Less: Allowance for credit losses	(27,887)		(25,092)
Net loans and leases	$2,336,136		$2,251,939

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

At March 31, 2008, the Company had a total of $41.5 million in residential real estate loans and $2.8 million in consumer loans with a LTV greater than 90%. The Company also had an additional $90.9 million in residential lot loans owned by individuals with an LTV greater than 75%. Commercial loans with a LTV greater than 75% to 85%, depending on the type of property, totaled $68.6 million at March 31, 2008.

Interest only loans at March 31, 2008 include almost all of the $223.2 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio) and $102.7 million in other loans. The aggregate of these loan concentrations was $529.7 million at March 31, 2008, which represented 22% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

The total investment portfolio decreased by 2% or $10.3 million from December 31, 2007, to $435.0 million at March 31, 2008. The decrease was due mainly to a decrease of $32.4 million or 14% in held-to-maturity securities and $2.0 million or 9% in other equity securities, offset by an increase of $20.0 million or 11% in available-for-sale securities. The decreases were the result of calls and maturities. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $36.7 million during the first three months of 2008, reaching $59.1 million at March 31, 2008.

Table 3 – Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	March 31, 2008%		December 31, 2007%
Noninterest-bearing deposits	$445,088	19%	$434,053	19%
Interest-bearing deposits:
Demand	249,028	11	254,878	11
Money market savings	714,496	30	726,647	32
Regular savings	156,488	7	153,964	7
Time deposits less than $100,000	449,481	19	416,601	18
Time deposits $100,000 or more	325,987	14	287,725	13
Total interest-bearing	1,895,480	81	1,839,815	81
Total deposits	$2,340,568	100%	$2,273,868	100%

Total deposits were $2.3 billion at March 31, 2008, increasing $66.7 million or 3% from December 31, 2007. During the first three months of 2008, growth rates of 3% were achieved for noninterest bearing demand deposits (up $11.0 million), 8% for time deposits of less than $100,000 (up $32.9 million), 13% for time deposits of $100,000 or more (up $38.3 million), and 2% for interest-bearing regular savings (up $2.5 million). Over the same period, decreases of 2% were recorded for money market deposits (down $12.2 million.), for interest bearing demand deposits (down $5.9 million). The growth in time deposits was due in large part to management of rates in the face of intense competition in order to maintain sufficient liquidity to fund loan growth.

Total borrowings were $474.9 million at March 31, 2008, which represented an increase of $48.4 million or 11% from December 31, 2007. These additional borrowings were made due to opportunities to fund loan growth at rates typically better than those offered on deposits. The new borrowings were all ten year callable FHLB advances with call dates between six months and two years. Approximately 60% of these borrowings had call dates of two years.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
March 2008	-8.62	-4.88	-1.51	1.14	-0.79	N/A	N/A	N/A
December 2007	-14.82	-10.47	-6.12	-1.91	-0.68	-1.01	-2.84	N/A

The Net Interest Income at Risk position improved compared to the 4th quarter of 2007 in all rate scenarios except the -100 basis point scenario. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of -8.62%. This is also well within our prescribed policy limit of 25%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	- 22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
March 2008	-16.75	-9.72	-0.16	3.88	-6.82	N/A	N/A	N/A
December 2007	-15.40	-9.09	-1.44	3.14	-3.57	-9.01	-13.26	N/A

Measures of the economic value of equity (EVE) at risk position increased in the +400, +300 and -100 shock bands and decreased over year-end 2007 in the +100 and +200 shock bands. Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -16.75%. This is also well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2008 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $77.0 million, which increased from an excess of $49.0 million at December 31, 2007. This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $910.8 million from the Federal Home Loan Bank of Atlanta, of which $669.2 million was available based on pledged collateral with $338.3 million outstanding at March 31, 2008. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve, correspondent banks and other institutions totaled $136.5 million at March 31, 2008, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2008.

The following is a schedule of significant commitments at March 31, 2008:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$429,906
Other commitments to extend credit	184,611
Standby letters of credit	59,370
$673,887

Capital Management

The Company recorded a total risk-based capital ratio of 10.84% at March 31, 2008, compared to 11.28% at December 31, 2007; a tier 1 risk-based capital ratio of 9.79%, compared to 10.28%; and a capital leverage ratio of 8.76%, compared to 8.87%. These decreases were mainly the result of growth in the Company’s loan portfolio for the three month period ending March 31, 2008 coupled with a $1.6 million decrease to capital as the result of the adoption of EITF issue 06-04. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2008, is appropriate.

Stockholders' equity for March 31, 2008, totaled $319.0 million, representing an increase of $3.4 million or 1% from $315.6 million at December 31, 2007.

Internal capital generation (net income less dividends) added $4.3 million to total stockholders’ equity during the first three months of 2008. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 5% compared to 5% reported for the full-year 2007.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $166,000 during the three month period ended March 31, 2008.

Dividends for the first three months of the year were $0.24 per share in 2008, compared to $0.23 per share in 2007, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 48% versus 47% for the first three months of 2007.

B. RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Net income for the first three months of the year increased $0.7 million or 9% to $8.2 million in 2008 from $7.5 million in 2007, representing annualized returns on average equity of 10.45% in 2008 and 11.96% in 2007, respectively. Diluted earnings per share (“EPS”) for the first three months of the year was $0.50 in 2008, compared to $0.49 in 2007.

Net interest income grew by $2.6 million, or 11%, to $26.6 million for the first three months of 2008, while total noninterest income grew by $1.8 million, or 16% for the period. This growth was somewhat offset by a $1.1 million, or 5%, increase in noninterest expenses.

The increase in net interest income was the result of continued growth in the loan portfolio which was largely offset by lower loan yields due to three interest rate reductions by the Federal Reserve in the first quarter of 2008. In addition, the Company increased its use of time deposits to fund loan growth as growth in noninterest bearing deposits was not sufficient to support such funding needs. These factors produced a net interest margin decrease of 8 basis points to 3.99% for the three months ended March 31, 2008, from 4.07% for the same period of 2007.

Table 4 – Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)	For the three months ended March 31,
	2008			2007
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,324,733	$38,565	6.66%	$1,926,614	$34,769	7.30%
Total securities	427,819	6,169	5.84	551,566	7,883	5.86
Other earning assets	42,901	328	3.07	40,617	527	5.26
TOTAL EARNING ASSETS	2,795,453	45,062	6.48%	2,518,797	43,179	6.95%
Nonearning assets	276,975			225,093
Total assets	$3,072,428			$2,743,890

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$241,177	171	0.28%	$231,152	189	0.33%
Money market savings deposits	709,009	4,667	2.65	547,135	4,974	3.69
Regular savings deposits	153,365	120	0.32	163,037	156	0.39
Time deposits	744,917	8,064	4.35	749.131	8,469	4.58
Total interest-bearing deposits	1,848,468	13,022	2.83	1,690,455	13,788	3.31
Short-term borrowings	366,986	3,279	3.59	316,929	3,481	4.45
Long-term borrowings	96,175	1,042	4.36	40,939	610	5.97
Total interest-bearing liabilities	2,311,629	17,343	3.01	2,048,323	17,879	3.54
Noninterest-bearing demand deposits	412,369			408,954
Other noninterest-bearing liabilities	32,675			30,832
Stockholders' equity	315,755			255,781
Total liabilities and stockholders' equity	$3,072,428			$2,743,890
Net interest income and spread		$27,719	3.47%		$25,300	3.41%
Less: tax equivalent adjustment		1,140			1,285
Net interest income		26,579			24,015
Net interest margin (3)			3.99%			4.07%
Ratio of average earning assets to
Average interest-bearing liabilities	120.93%			122.97%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.50% (or a combined marginal federal and state rate of 39.88%) for 2008 and a marginal state income tax rate of 6.55% (or a combined federal and state rate of 39.26%) for 2007, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $1.1 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first three months of the year was $26.6 million in 2008, an increase of 11% from $24.0 million in 2007, due primarily to a 21% increase in average loans and leases, offset by a 64 basis point decrease in tax-equivalent yield on loans when compared to the first three months of 2007. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 10%, to $27.7 million in 2008 from $25.3 million in 2007. The effects of changes in average balances, yields and rates are presented in Table 5.

For the first three months, total interest income increased by $2.0 million or 5% in 2008, compared to 2007. On a non-GAAP tax-equivalent basis, interest income increased by 4%. Average earning assets increased by 11% versus the prior period to $2.8 billion from $2.5 billion; while the average yield earned on those assets decreased by 47 basis points to 6.48%. Comparing the first three months of 2008 versus the same period in 2007, average total loans and leases grew by 21% to $2.3 billion (83% of average earning assets, versus 76% a year ago), while recording a 64 basis point decrease in average yield to 6.66%. Average commercial loans and leases increased by 29% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 7% (attributable primarily to home equity line growth); and residential real estate loans increased by 14% (reflecting increases in both mortgage and construction lending). Over the same period, average total securities decreased by 22% to $427.8 million (15% of average earning assets, versus 22% a year ago), while the average yield earned on those assets decreased by 2 basis points to 5.84%.

Interest expense for the first three months of the year decreased by $0.5 million or 2% in 2008 compared to 2007. Average total interest-bearing liabilities increased by 13% over the prior year period, while the average rate paid on these funds decreased by 53 basis points to 3.01%. As shown in Table 4, all categories of interest-bearing liabilities showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2008 vs. 2007
	Increase	Due to Change
	Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$3,796	$6,970	$(3,174)
Securities	(1,714)	(1,689)	(25)
Other earning assets	(199)	29	(228)
Total interest income	1,883	5,310	(3,427)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(18)	9	(27)
Regular savings deposits	(36)	(9)	(27)
Money market savings deposits	(307)	1,291	(1,598)
Time deposits	(405)	(41)	(364)
Total borrowings	230	1,134	(904)
Total interest expense	(536)	2,384	(2,920)
Net interest income	$2,419	$2,926	$(507)

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the general allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

The general allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes.

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

The provision for loan and lease losses totaled $2.7 million for the first three months of 2008 compared to $0.8 million in the same period of 2007. The Company experienced net recoveries during the first three months of 2008 of $128 thousand compared to net recoveries of $17 thousand for the first three months of 2007.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2008, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.18% of total loans and leases at March 31, 2008 and 1.10% at December 31, 2007. The allowance increased during the first three months of 2008 by $2.8 million, to $27.9 million at March 31, 2008, from $25.1 million at December 31, 2007. The increase in the allowance during the first three months of 2008 was due primarily to growth in the size of the loan portfolio and a higher level of nonperforming loans.

Nonperforming loans and leases increased by $11.9 million to $46.3 million at March 31, 2008 from $34.4 million at December 31, 2007, while nonperforming assets increased by $12.0 million for the same period to $46.9 million at March 31, 2008. Expressed as a percentage of total assets, nonperforming assets increased to 1.48% at March 31, 2008 from 1.15% at December 31, 2007. The increase in non-accrual loans and leases was mainly the result of two loans in the amount of $11.3 million which management believes are adequately reserved or well secured. The allowance for loan and lease losses represented 60% of nonperforming loans and leases at March 31, 2008, compared to coverage of 73% at December 31, 2007. No losses are expected in either of these two loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $0.7 million at March 31, 2008 and $0.5 million at December 31, 2007. The balance of impaired loans and leases was $36.4 million at March 31, 2008, with specific reserves against those loans of $3.6 million, compared to $21.9 million at December 31, 2007, with specific reserves of $935,000.

Table 6 – Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Three Months Ended March 31, 2008	Twelve Months Ended December 31, 2007
Balance, January 1	$25,092	$19,492
Allowance acquired from acquisition	0	2,798
Provision for loan and lease losses	2,667	4,094
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(166)	(1,103)
Consumer	(28)	(341)
Total charge-offs	(194)	(1,444)
Loan recoveries:
Residential real estate	2	12
Commercial loans and leases	320	110
Consumer	0	30
Total recoveries	322	152
Net recoveries (charge-offs)	128	(1,292)
Balance, period end	$27,887	$25,092
Net charge-offs (recoveries) to average loans and leases (annual basis)	(0.02)%	0.06%
Allowance to total loans and leases	1.18%	1.10%

The following table presents nonperforming assets at the dates indicated:

	March 31, 2008	December 31, 2007
Non-accrual loans and leases	$37,353	$23,040
Loans and leases 90 days past due	8,244	11,362
Restructured loans and leases	655	0
Total nonperforming loans and leases*	46,252	34,402
Other real estate owned, net	661	461
Total nonperforming assets	$46,913	$34,863
Nonperforming assets to total assets	1.48%	1.15%

* Those performing loans and leases considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $7.1 million at March 31, 2008, compared to $3.0 million at December 31, 2007. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, however most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $12.7 million for the three month period ended March 31, 2008, a 16% or $1.8 million increase from the same period of 2007. The increase in noninterest income for the first three months of 2008 was due primarily to an increase of $0.7 million or 31% in service charges on deposits due to higher overdraft fees and an increase of $0.1 million or 18% in Visa check fees reflecting continued growth in electronic transactions. In addition, securities gains increased $0.6 million due primarily to a gain of $0.4 million which was realized from the redemption of stock in Visa, Inc. Other noninterest income increased $0.7 million or 81% due largely to the timing of accrued gains on mortgage commitments resulting from the adoption of SFAS No. 159. Insurance agency commissions decreased $0.6 million or 22% due to lower fees on commercial lines and reduced contingency fees.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks were obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company recorded a liability and corresponding expense in the fourth quarter of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company did not reflect in its financial statements as of December 31, 2007 any value for its membership interest in Visa as a result of the Visa reorganization. The anticipated IPO was completed during the first quarter of 2008, and as a result, a portion of the Company’s shares in Visa were redeemed for a total of $0.4 million reported as a gain on securities sold. In addition, the Company reversed the liability of $0.2 million mentioned above due to the fact that Visa had funded an escrow account with an amount deemed sufficient to fund any potential losses resulting from the litigation. The Company has 15,890 class B shares remaining that are subject to conversion by VISA according to terms.

Total noninterest expenses were $24.7 million for the three month period ended March 31, 2008, a 5% or $1.1 million increase from the same period in 2007. Salaries and employee benefits increased $0.3 million or 2% during the first three months of 2008 due in part to the acquisition of Potomac Bank in February 2007, as well as growth in the number of full-time equivalent employees. These increases were largely offset by a freeze of the defined benefit pension plan effective January 1, 2008, a termination of the Supplemental Executive Retirement Agreements and the elimination of an executive medical plan for non-retired employees. Outside data services grew by $0.2 million or 21% while occupancy and equipment expenses increased $0.2 million or 5% due to growth in the branch network. Amortization of intangible assets increased $0.3 million or 40% due to the two acquisitions completed in the first and second quarters of 2007. Average full-time equivalent employees increased to 706 during the first three months of 2008, from 681 during the like period in 2007, a 4% increase. The ratio of net income per average full-time-equivalent employee after completion of the first three months of the year was $12,000 in 2008 and $11,000 in 2007.

Income Taxes

The effective tax rate increased to 31.1% for the three month period ended March 31, 2008, from 27.9% for the prior year period. This increase was primarily due to the decline in the tax-advantaged investment portfolio and an increase in the Maryland statutory state income tax rate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2007 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 2008	0	NA	0	629,996
February 2008	0	NA	0	629,996
March 2008	0	NA	0	629,996

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or approximately 786,000 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At March 31, 2008, a total of 629,996 shares remained under the plan.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 6. EXHIBITS

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/S/ HUNTER R. HOLLAR
Hunter R. Hollar
Chief Executive Officer

Date: May 7, 2008

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 7, 2008