Form 10-Q
period 2008-06-30
SANDY SPRING BANCORP INC
filed 2008-08-07
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock outstanding as of July 18, 2008 is 16,424,746 shares.

SANDY SPRING BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$62,630	$63,432
Federal funds sold	11,678	22,055
Interest-bearing deposits with banks	462	365
Cash and cash equivalents	74,770	85,852

Residential mortgage loans held for sale (at fair value)	12,087	7,089
Investments available-for-sale (at fair value)	218,323	186,801
Investments held-to-maturity — fair value of $184,540 (2008) and $240,995 (2007)	180,556	234,706
Other equity securities	28,353	23,766
Total loans and leases	2,428,948	2,277,031
Less: allowance for loan and lease losses	(33,435)	(25,092)
Net loans and leases	2,395,513	2,251,939
Premises and equipment, net	52,928	54,457
Accrued interest receivable	12,658	14,955
Goodwill	78,376	76,585
Other intangible assets, net	14,390	16,630
Other assets	96,169	91,173
Total assets	$3,164,123	$3,043,953
LIABILITIES
Noninterest-bearing deposits	$480,861	$434,053
Interest-bearing deposits	1,813,930	1,839,815
Total deposits	2,294,791	2,273,868
Short-term borrowings	421,881	373,972
Other long-term borrowings	67,070	17,553
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	25,163	27,920
Total liabilities	2,843,905	2,728,313
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,373,681 (2008) and 16,349,317 (2007)	16,374	16,349
Additional paid in capital	84,759	83,970
Retained earnings	220,712	216,376
Accumulated other comprehensive loss	(1,627)	(1,055)
Total stockholders' equity	320,218	315,640
Total liabilities and stockholders' equity	$3,164,123	$3,043,953

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans and leases	$36,696	$38,393	$75,165	$72,967
Interest on loans held for sale	122	272	218	467
Interest on deposits with banks	24	401	73	491
Interest and dividends on securities:
Taxable	1,880	3,730	4,578	7,621
Exempt from federal income taxes	2,972	2,581	5,303	5,308
Interest on federal funds sold	151	617	430	1,054
TOTAL INTEREST INCOME	41,845	46,014	85,767	87,908
Interest Expense:
Interest on deposits	10,583	15,577	23,605	29,365
Interest on short-term borrowings	3,063	3,586	6,342	7,067
Interest on long-term borrowings	1,080	652	2,122	1,262
TOTAL INTEREST EXPENSE	14,726	19,815	32,069	37,694
NET INTEREST INCOME	27,119	26,199	53,698	50,214
Provision for loan and lease losses	6,189	780	8,856	1,619
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	20,930	25,419	44,842	48,595
Noninterest Income:
Securities gains	79	4	653	6
Service charges on deposit accounts	3,202	2,630	6,232	4,938
Gains on sales of mortgage loans	653	773	1,375	1,411
Fees on sales of investment products	905	906	1,727	1,706
Trust and investment management fees	2,505	2,361	4,902	4,642
Insurance agency commissions	1,357	1,438	3,443	4,128
Income from bank owned life insurance	727	693	1,441	1,377
Visa check fees	761	717	1,457	1,307
Other income	1,506	1,351	3,161	2,264
TOTAL NONINTEREST INCOME	11,695	10,873	24,391	21,779
Noninterest Expenses:
Salaries and employee benefits	13,862	13,776	27,625	27,210
Occupancy expense of premises	2,619	2,709	5,418	5,126
Equipment expenses	1,560	1,501	2,999	3,103
Marketing	488	675	985	1,204
Outside data services	1,081	1,077	2,203	2,003
Amortization of intangible assets	1,117	1,031	2,241	1,833
Other expenses	4,159	4,190	8,118	8,094
TOTAL NONINTEREST EXPENSES	24,886	24,959	49,589	48,573
Income Before Income Taxes	7,739	11,333	19,644	21,801
Income Tax Expense	2,088	3,164	5,788	6,087
NET INCOME	$5,651	$8,169	$13,856	$15,714

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Basic Net Income Per Share	$0.35	$0.51	$0.85	$1.00
Diluted Net Income Per Share	0.34	0.51	0.84	1.00
Dividends Declared Per Share	0.24	0.23	0.48	0.46

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$13,856	$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,480	5,024
Provision for loan and lease losses	8,856	1,619
Stock compensation expense	392	561
Deferred income taxes (benefits)	(3,615)	(1,909)
Origination of loans held for sale	(100,250)	(169,398)
Proceeds from sales of loans held for sale	96,490	163,530
Gains on sales of loans held for sale	(1,238)	(1,411)
Securities gains	(653)	(6)
Gains on sales of premises and equipment	(66)	0
Net decrease in accrued interest receivable	2,297	125
Net increase in other assets	(4,971)	(3,091)
Net decrease in accrued expenses and other liabilities	1,220	648
Other – net	(1,758)	(1,103)
Net cash provided by operating activities	16,040	10,303
Cash flows from investing activities:
Purchases of other equity securities	(4,587)	(567)
Purchases of investments available-for-sale	(174,975)	(6,741)
Proceeds from the sales of other real estate owned	34	192
Proceeds from maturities, calls and principal payments of investments held-to-maturity	54,218	22,322
Proceeds from maturities, calls and principal payments of investments available-for-sale	142,424	94,349
Net increase in loans and leases	(152,842)	(64,767)
Proceeds from redemption of VISA stock	429	0
Contingent consideration payout	(1,620)	(1,491)
Acquisition of business activity, net	0	(16,587)
Expenditures for premises and equipment	(1,101)	(1,797)
Net cash (used) provided in investing activities	(138,020)	24,913
Cash flows from financing activities:
Net increase in deposits	20,923	55,327
Net increase in short-term borrowings	47,426	1,011
Proceeds from issuance of long-term borrowings	50,000	0
Repayment of long-term borrowings	0	(64)
Proceeds from issuance of common stock	422	948
Dividends paid	(7,873)	(7,386)
Net cash provided by financing activities	110,898	49,836
Net (decrease) increase in cash and cash equivalents	(11,082)	85,052
Cash and cash equivalents at beginning of period	85,852	106.897
Cash and cash equivalents at end of period	$74,770	$191,949

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Supplemental Disclosures:
Interest payments	$31,895	$37,192
Income tax payments	13,424	9,622
Transfers from loans to other real estate owned	925	0
Reclassification of borrowings from long-term to short-term	483	323
Details of acquisition:
Fair value of assets acquired	0	$417,434
Fair value of liabilities assumed	0	(365,709)
Stock issued for acquisition	0	(58,916)
Purchase price in excess of net assets acquired	0	63,458
Cash paid for acquisition	0	56,267
Cash and cash equivalents acquired with acquisition	0	(39,680)
Acquisition of business activity, net	$0	$16,587

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2007	$16,349	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008			(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF Issue 06-04	16,349	83,970	214,729	$(1,055)	313,993
Comprehensive income:
Net income			13,856		13,856
Other comprehensive income, net of tax effects and reclassification adjustment				(572)	(572)
Total comprehensive income					13,284
Cash dividends - $0.48 per share			(7,873)		(7,873)
Stock compensation expense		392			392
Common stock issued pursuant to:
Director stock purchase plan – 1,479 shares	2	38			40
Stock option plan – 9,127 shares (16,837 shares issued less 7,710 shares retired)	9	53			62
Employee stock purchase plan – 13,758 shares	14	306			320
Balances at June 30, 2008	$16,374	$84,759	$220,712	$(1,627)	$320,218

Balances at January 1, 2007	$14,827	$27,869	$199,102	$(4,021)	$237,777
Comprehensive income:

Net income			15,714		15,714
Other comprehensive loss, net of tax effects				(275)	(275)

Total comprehensive income					15,439
Cash dividends - $0.46 per share			(7,386)		(7,386)
Stock Compensation Expense		561			561
Common stock issuance pursuant to:
Acquisition of Potomac Bank - 886,989 shares	887	32,190			33,077
Acquisition of County National Bank - 690,047 shares	690	25,149			25,839
Director stock purchase plan – 2,402 shares	2	75			77
Stock option plan – 35,462 shares (38,870 shares issued less 3,408 shares retired)	36	542			578
Employee stock purchase plan - 9,916 shares	10	283			293
Balances at June 30, 2007	$16,452	$86,669	$207,430	$(4,296)	$306,255

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

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County”). County was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of acquisition. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.1 million. The results of CNB’s operations have been included in the Company’s financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $22.9 million of goodwill, $4.6 million of CDI and $0.1 million of other intangibles. CDI is subject to amortization and is being amortized over seven years on a straight-line basis.

The acquisition of Potomac and CNB, individually and in the aggregate, are considered immaterial for purposes of the disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 – New Accounting Pronouncements

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

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $21.3 million as of June 30, 2008 and recorded a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Note 4 – Stock Based Compensation

At June 30, 2008, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,242,310 are available for issuance at June 30, 2008, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

Effective March 26, 2008, the Board of Directors approved the granting of 116,360 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of March 26, 2009, 2010, and 2011, respectively. In addition, on March 26, 2008, the Board of Directors granted 28,675 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of March 26, 2009, 2010, 2011, 2012, and 2013, respectively. Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.2 million, net of a tax benefit of approximately $9 thousand and $0.3 million, net of tax benefit of $15 thousand, for the three month periods ended June 30, 2008 and 2007, respectively and $0.4 million , net of a tax benefit of approximately $13 thousand and $0.5 million, net of a tax benefit of approximately $29 thousand, for the six month periods ended June 30, 2008 and 2007, respectively.

No options or restricted stock grants were awarded during the six month period ended June 30, 2007.

The fair values of all of the options granted have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.2 million and $0.6 million, respectively

A summary of share option activity for the six month period ended June 30, 2008 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercised	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Share Price	Life(Years)	Value

Balance at January 1, 2008	996,365	$33.72	5.3	$1,588
Granted	116,360	27.96	6.8
Exercised	(16,837)	16.55	4.6
Forfeited or expired	(38,531)	35.77	5.4
Balance at June 30, 2008	1,057,357	$33.28	5.0	$125

Exercisable at June 30, 2008	877,368	$33.69		$125

A summary of the status of the Company’s nonvested options as of June 30, 2008, and changes during the six month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at January 1, 2008	72,221	$8.11
Granted	116,360	4.47
Vested	0	0
Forfeited	(8,592)	6.60
Nonvested at June 30, 2008	179,989	$5.83

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Restricted stock at January 1, 2008	24,746	$37.14
Granted	28,675	27.96
Vested	0	0
Forfeited	(2,356)	33.99
Restricted stock at June 30, 2008	51,065	$32.11

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.2 million as of June 30, 2008. That cost is expected to be recognized over a weighted average period of approximately 3.4 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three month periods ended June 30, 2008 and 2007 are shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options and restricted stock, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended		Six Months Ended
per share data)	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Net income available to common stockholders	$5,651	$8,169	$13,856	$15,714
Average common shares outstanding	16,367	15,974	16,361	15,623
Basic net income per share	$0.35	$0.51	$0.85	$1.00
Diluted:
Net income available to common stockholders	$5,651	$8,169	$13,856	$15,714

Average common shares outstanding	16,367	15,974	16,361	15,623
Stock option and restricted stock adjustment	60	96	57	112
Average common shares outstanding-diluted	16,427	16,070	16,418	15,735
Diluted net income per share	$0.34	$0.51	$0.84	$1.00

Options for 1,047,087 shares and 698,322 shares of common stock were not included in computing diluted net income per share for the six month periods ended June 30, 2008 and 2007, respectively, because their effects are antidilutive. For the three months ended June 30, 2008 and 2007, options for 1,047,087 shares and 698,322 shares of common stock were not included, respectively.

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

Net periodic benefit cost for the three and six month periods ended June 30 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007

Service cost for benefits earned	$0	$320	$0	$640
Interest cost on projected benefit obligation	355	341	710	682
Expected return on plan assets	(326)	(379)	(652)	(758)
Amortization of prior service cost	(44)	(44)	(88)	(88)
Recognized net actuarial loss	99	136	198	272
Net periodic benefit cost	$84	$374	$168	$748

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $0.7 million and $0.8 million for the six month periods ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.4 million for the three month periods ended June 30, 2008 and 2007, respectively.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in noninterest expense under the plan amounted to $0.0 million for the three and six month periods ended June 30, 2007. For 2008, this incentive plan has been replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan. It will provide a cash bonus to key members of management based on the Company’s financial results using a weighted formula. The expense for this plan is included in noninterest expenses and totaled $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008, respectively.

Supplemental Executive Retirement Agreements

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately. Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service. The Company had expenses related to the new Plan of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008, respectively and $0.2 million and $0.5 million for the SERAs for the three and six month periods ended June 30, 2007.

Executive Health Insurance Plan

In past years, the Company had an Executive Health Insurance Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed which resulted in income in 2007 of $0.4 million. Currently retired executives who retired while the Plan was in effect will continue to receive this benefit. The Company had expenses related to the Executive Health Insurance Plan of $0 and $56 thousand for the six month periods ended June 30, 2008 and 2007, and $0 and $28 thousand for the three month periods ended June 30, 2008 and 2007, respectively.

Note 7 - Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of June 30, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$64,634	$338	$0	$338
Mortgage-backed	79,226	540	6	546
CMO	666	4	0	4
State and municipal	368	8	0	8
	$144,894	$890	$6	$896

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$20,925	$0	$99	$99
Mortgage-backed	12,554	43	4	47
	$33,479	$43	$103	$146

Approximately 100% of the bonds carried in the available-for-sale investment portfolio with continuous unrealized losses as of June 30, 2008 and December 31, 2007 are rated AAA. The securities representing the unrealized losses in the available-for-sale investment portfolio as of June 30, 2008 all have minimal duration risk (2.61 years), low credit risk and minimal loss (approximately 0.61% ) when compared to book value. The securities representing the unrealized losses in the available-for-sale investment portfolio as of December 31, 2007, all have minimal duration risk (1.14 years) , low credit risk, and minimal loss (approximately 0.43%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be to maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of June 30, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

Mortgage-backed	$489	$1	$0	$1
State and municipal	7,593	140	0	140
	$8,082	$141	$0	$141

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	$3,340	$1	$31	$32
	$3,340	$1	$31	$32

Approximately 27% of the bonds carried in the held-to-maturity portfolio with continuous unrealized losses as of June 30, 2008 are rated AAA and 73% are rated A. Approximately 92% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of December 31, 2007 are rated AAA and 8% are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio as of June 30, 2008 all have moderate duration risk (4.88 years), low credit risk and minimal loss (approximately 1.72% ) when compared to book value. The securities representing the unrealized losses in the held-to-maturity portfolio as of December 31, 2007, all have modest duration risk of 4.69 years , low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be to maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $.9 million and $.7 million for the three month periods ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, the amortization related to acquired entities totaled $1.7 million and $1.3 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the three month periods ended June 30, 2008 and 2007. For both of the six month periods ended June 30, 2008 and 2007, amortization related to acquired entities totaled $0.2 million.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $681.0 million in assets under management as of June 30, 2008. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended March 31, 2008 and 2007, and $0.4 million for both of the six month periods ended June 30, 2008 and 2007.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended June 30, 2008

Interest income	$41,398	$12	$749	$6	$(320)	$41,845
Interest expense	14,743	0	303	0	(320)	14,726
Provision for loan and lease losses	6,009	0	180	0	0	6,189
Noninterest income	9,002	1,558	121	1,167	(153)	11,695
Noninterest expenses	22,305	1,416	396	922	(153)	24,886
Income before income taxes	7,343	154	(9)	251	0	7,739
Income tax expense	1,859	62	70	97	0	2,088
Net income	$5,484	$92	$(79)	$154	$0	$5,651

Assets	$3,169,169	$11,929	$39,999	$11,238	$(68,212)	$3,164,123

Quarter ended June 30, 2007

Interest income	$45,617	$31	$672	$17	$(323)	$46,014
Interest expense	19,860	0	278	0	(323)	19,815
Provision for loan and lease losses	780	0	0	0	0	780
Noninterest income	8,136	1,574	195	1,124	(156)	10,873
Noninterest expenses	22,545	1,333	242	995	(156)	24,959
Income before income taxes	10,568	272	347	146	0	11,333
Income tax expense	2,861	108	137	58	0	3,164
Net income	$7,707	$164	$210	$88	$0	$8,169

Assets	$3,104,217	$11,635	$33,302	$9,089	$(56,834)	$3,101,409

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year to Date June 30, 2008

Interest income	$84,897	$32	$1,456	$20	$(638)	$85,767
Interest expense	32,120	0	587	0	(638)	32,069
Provision for loan and lease losses	8,676	0	180	0	0	8,856
Noninterest income	18,400	3,729	258	2,309	(305)	24,391
Noninterest expenses	44,575	2,779	687	1,853	(305)	49,589
Income before income taxes	17,926	982	260	476	0	19,644
Income tax expense	5,028	397	178	185	0	5,788
Net income	$12,898	$585	$82	$291	$0	$13,856

Assets	$3,169,169	$11,929	$39,999	$11,238	$(68,212)	$3,164,123

Year to Date June 30, 2007

Interest income	$87,126	$46	$1,316	$32	$(612)	$87,908
Interest expense	37,770	0	536	0	(612)	37,694
Provision for loan and lease losses	1,619	0	0	0	0	1,619
Noninterest income	15,089	4,451	344	2,207	(312)	21,779
Noninterest expenses	43,851	2,623	512	1,899	(312)	48,573
Income before income taxes	18,975	1,874	612	340	0	21,801
Income tax expense	4,969	742	242	134	0	6,087
Net income	$14,006	$1,132	$370	$206	$0	$15,714

Assets	$3,104,217	$11,635	$33,302	$9,089	$(56,834)	$3,101,409

Note 9 - Comprehensive Income

The components of total comprehensive income for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	For the three months ended June 30,
	2008			2007
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$5,651			$8,169
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	$(1,527)	608	(919)	$(533)	210	(323)
Reclassification adjustment for (gains) losses included in net income	(79)	32	(47)	(4)	1	(3)
Adjustment for pensions (FAS 158)	55	(22)	33	0	0	0
Total change in other comprehensive income	$(1,551)	618	(933)	$(537)	211	(326)
Total comprehensive income			$4,718			$7,843

	For the six months ended June 30,
	2008			2007
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$13,856			$15,714
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	$(408)	162	(246)	$200	(80)	120
Reclassification adjustment for (gains) losses included in net income	(653)	261	(392)	(6)	2	(4)
Adjustment for pensions (FAS 158)	110	(44)	66	(643)	252	(391)
Total change in other comprehensive income	$(951)	379	(572)	$(449)	174	(275)
Total comprehensive income			$13,284			$15,439

Note 10- Fair Value Measurements

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for recorded to beginning retained earnings.

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for a group of specific financial instruments which are mortgage loans held for sale. The Company believes by electing the fair value option for this financial instrument, it will allow the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction. The effect of this adjustment was immaterial to the Company’s financial results for the six month period ending June 30, 2008.

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

Impaired loans totaled $49.7 million at June 30, 2008, compared to $21.9 million at December 31, 2007.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of June 30, 2008
Assets
Residential Mortgage loans held for sale	$-	$12,087	$		$12,087
Impaired loans				49,689	49,689
Investments securities, available for sale		218,323		-	218,323
Investment securities, held to maturity	-	184,540		-	184,540
Interest rate swap agreements	-	4,720		-	4,720

Liabilities
Interest rate swap agreements	$-	$(4,720)		$-	$(4,720)

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

THE COMPANY

The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland. The Bank operates forty two community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudoun counties in Virginia, together with an insurance subsidiary, equipment leasing company and an investment management company in McLean, Virginia.

The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2008, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 56% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 44%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

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

Table 1 - GAAP based and traditional efficiency ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Noninterest expenses	$24,886	$24,959	$49,589	$48,573
Net interest income plus noninterest income-
GAAP	38,815	37,072	78,089	71,993

Efficiency ratio-GAAP	64.11%	67.33%	63.50%	67.47%

Noninterest expenses	$24,886	$24,959	$49,589	$48,573
Less non-GAAP adjustment:
Amortization of intangible assets	1,117	1,031	2,241	1,833
Noninterest expenses-traditional ratio	23,769	23,928	47,348	46,740

Net interest income plus noninterest income- GAAP	38,815	37,072	78,089	71,993

Plus non-GAAP adjustment:
Tax-equivalency	1,061	1,364	2,201	2,649
Less non-GAAP adjustments:
Securities gains (losses)	79	4	653	6
Net interest income plus noninterest income – traditional ratio	39,797	38,432	79,637	74,636

Efficiency ratio – traditional	59.73%	62.26%	59.45%	62.62%

The improvement in the efficiency ratio shown above was due primarily to improved expense control over salary and benefits and other discretionary expenses resulting from project LIFT.

A. FINANCIAL CONDITION

The Company's total assets were $3.2 billion at June 30, 2008, increasing $120.2 million or 4% during the first six months of 2008. Earning assets increased by 5% or $128.6 million in the first six months of 2008 to $2.9 billion at June 30, 2008. These increases were mainly the result of growth in the loan portfolio.

Total loans and leases, excluding loans held for sale, increased 7% or $151.9 million during the first six months of 2008, to $2.4 billion. This increase was due primarily to growth in the commercial and mortgage loan portfolios. During this period, commercial loans and leases increased by $104.8 million or 8%, attributable primarily to commercial mortgage loans (up 14%). Consumer loans increased by $9.8 million, primarily due to an increase in home equity lines. Residential real estate loans grew by $37.3 million or 6% due to an increase in residential construction loans. Residential mortgage loans held for sale increased by $5.0 million from December 31, 2007, to $12.1 million at June 30, 2008.

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	June 30, 2008%		December 31, 2007%
Residential real estate	$660,602	27%	$623,286	27%
Commercial loans and leases	1,382,220	57	1,277,450	56
Consumer	386,126	16	376,295	17
Total Loans and Leases	2,428,948	100%	2,277,031	100%
Less: Allowance for credit losses	(33,435)		(25,092)
Net loans and leases	$2,395,513		$2,251,939

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

At June 30, 2008, the Company had a total of $42.6 million in residential real estate loans and $2.6 million in consumer loans with a LTV greater than 90%. The Company also had an additional $85.7 million in residential lot loans owned by individuals with an LTV greater than 75%. Commercial loans with a LTV greater than 75% to 85%, depending on the type of property, totaled $52.7 million at June 30, 2008. Interest only loans at June 30, 2008 include almost all of the $237.7 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio) and $98.4 million in other loans. The aggregate of these loan concentrations was $519.7 million at June 30, 2008, which represented 21% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

The total investment portfolio decreased by 4% or $18.0 million from December 31, 2007, to $427.2 million at June 30, 2008. The decrease was due mainly to a decrease of $54.2 million or 23% in held-to-maturity securities, offset by increases of $31.5 million or 17% in available-for-sale securities and $4.6 million or 19% in other equity securities. The decrease in held-to-maturity securities was the result of calls and maturities while the increase in available-for-sale securities was due to purchases necessary to maintain sufficient collateral on the Company’s client repurchase agreements. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $10.3 million during the first six months of 2008, reaching $12.1 million at June 30, 2008.

Table 3 – Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	June 30, 2008%		December 31, 2007%
Noninterest-bearing deposits	$480,861	21%	$434,053	19%
Interest-bearing deposits:
Demand	245,639	11	254,878	11
Money market savings	649,725	28	726,647	32
Regular savings	160,944	7	153,964	7
Time deposits less than $100,000	440,160	19	416,601	18
Time deposits $100,000 or more	317,462	14	287,725	13
Total interest-bearing	1,813,930	79	1,839,815	81
Total deposits	$2,294,791	100%	$2,273,868	100%

Total deposits were $2.3 billion at June 30, 2008, increasing $20.9 million or 1% from December 31, 2007. During the first six months of 2008, growth rates of 11% were achieved for noninterest bearing demand deposits (up $46.8 million), 6% for time deposits of less than $100,000 (up $23.6 million), 10% for time deposits of $100,000 or more (up $29.7 million), and 5% for interest-bearing regular savings (up $7.0 million). Over the same period, decreases of 11% were recorded for money market deposits (down $76.9 million.), and 4% for interest bearing demand deposits (down $9.2 million). The growth in time deposits was due in large part to management of rates in the face of intense competition in order to maintain sufficient liquidity to fund loan growth.

Total borrowings were $524.0 million at June 30, 2008, which represented an increase of $97.4 million or 23% from December 31, 2007. These additional borrowings were made primarily to supplement deposit growth and due to opportunities to fund loan growth at rates typically better than those offered on deposits. The growth in borrowings was due to a combination of ten year callable FHLB advances with call dates between six months and two years ($85 million at a weighted average rate of 2.61%) and overnight FHLB advances ($17 million). Approximately 60% of the ten year advances had call dates of two years.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
June 2008	-4.71	-2.85	-1.10	0.39	-1.72	-8.13	N/A	N/A
December 2007	-14.82	-10.47	-6.12	-1.91	-0.68	-1.01	-2.84	N/A

The Net Interest Income at Risk position improved compared to the 4th quarter of 2007 in all rate scenarios except the -100 and -200 basis point scenarios. All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -200bp level, with a measure of -8.13%. This is also well within our prescribed policy limit of 17.5%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	- 22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
June 2008	-16.74	-11.74	-5.82	-1.70	-5.86	-14.75	N/A	N/A
December 2007	-15.40	-9.09	-1.44	3.14	-3.57	-9.01	-13.26	N/A

Measures of the economic value of equity (EVE) at risk position declined in all shock bands. Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -16.74%. This is also well within our prescribed policy limit of -40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2008 showed sources of funds exceeding uses of funds over the subsequent 180 days by $17.0 million, which decreased from an excess of $49.0 million at December 31, 2007. This excess of liquidity over projected requirements for funds indicates that the Company can fund its growth commitments for loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $945.9 million from the Federal Home Loan Bank of Atlanta, of which $679.0 million was available based on pledged collateral with $395.0 million outstanding at June 30, 2008. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve and correspondent banks totaled $129.8 million at June 30, 2008, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2008.

The following is a schedule of significant commitments at June 30, 2008:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$424,370
Other commitments to extend credit	173,120
Standby letters of credit	63,038
$660,528

Capital Management

The Company recorded a total risk-based capital ratio of 10.95% at June 30, 2008, compared to 11.28% at December 31, 2007; a tier 1 risk-based capital ratio of 9.72%, compared to 10.28%; and a capital leverage ratio of 8.68%, compared to 8.87%. These decreases were mainly the result of growth in the Company’s loan portfolio for the six month period ending June 30, 2008 coupled with a $1.6 million decrease to capital as the result of the adoption of EITF issue 06-04. Capital adequacy, as measured by these ratios, was above “well-capitalized” regulatory requirement levels for both the Company and the Bank. Management believes the level of capital at June 30, 2008, is appropriate.

Stockholders' equity for June 30, 2008, totaled $320.2 million, representing an increase of $4.6 million or 2% from $315.6 million at December 31, 2007.

Internal capital generation (net income less dividends) added $6.0 million to total stockholders’ equity during the first six months of 2008. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 4% compared to 5% reported for the full-year 2007.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the stock option plan) totaled $422,000 during the six month period ended June 30, 2008.

Dividends for the first six months of the year were $0.48 per share in 2008, compared to $0.46 per share in 2007, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 57% versus 46% for the first six months of 2007.

B. RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Net income for the first six months of the year decreased $1.8 million or 12% to $13.9 million in 2008 from $15.7 million in 2007, representing annualized returns on average equity of 8.76% in 2008 and 11.69% in 2007, respectively. Diluted earnings per share (“EPS”) for the first six months of the year was $0.84 in 2008, compared to $1.00 in 2007.

Net interest income grew by $3.5 million, or 7%, to $53.7 million for the first six months of 2008, while total noninterest income grew by $2.6 million, or 12% for the period. This growth was somewhat offset by a $1.0 million, or 2%, increase in noninterest expenses.

The increase in net interest income was the result of continued growth in the loan portfolio which was largely offset by lower loan yields due to four interest rate reductions by the Federal Reserve in the first six months of 2008. In addition, the Company increased its use of borrowings to fund loan growth as growth in average deposits was not sufficient to support such funding needs. These factors, together with an increased level of nonperforming assets produced a net interest margin decrease of 11 basis points to 3.97% for the six months ended June 30, 2008, from 4.08% for the same period of 2007.

Table 4 – Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)

	For the six months ended June 30,
	2008			2007
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,362,081	$75,383	6.41%	$2,019,046	$73,434	7.32%
Total securities	429,500	12,082	5.70	537,458	15,578	5.88
Other earning assets	37,151	503	2.72	59,038	1,545	5.28
TOTAL EARNING ASSETS	2,828,732	87,968	6.25%	2,615,542	90,557	6.98%
Nonearning assets	274,702			245,548
Total assets	$3,103,434			$2,861,090

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$246,184	351	0.29%	$235,897	402	0.34%
Money market savings deposits	696,836	7,350	2.12	581,373	10,735	3.72
Regular savings deposits	156,626	247	0.32	162,046	293	0.36
Time deposits	757,356	15,657	4.16	786,087	17,935	4.60
Total interest-bearing deposits	1,857,002	23,605	2.56	1,765,403	29,365	3.35
Short-term borrowings	371,759	6,342	3.43	323,346	7,067	4.41
Long-term borrowings	99,186	2,122	4.29	42,055	1,262	6.01
Total interest-bearing liabilities	2,327,947	32,069	2.77	2,130,804	37,694	3.57
Noninterest-bearing demand deposits	426,850			430,036
Other noninterest-bearing liabilities	30,555			29,241
Stockholders' equity	318,082			271,009
Total liabilities and stockholders' equity	$3,103,434			$2,861,090

Net interest income and spread		$55,899	3.48%		$52,863	3.41%
Less: tax equivalent adjustment		2,201			2,649
Net interest income		53,698			50,214

Net interest margin (3)			3.97%			4.08%

Ratio of average earning assets to Average interest-bearing liabilities	121.51%			122.75%

(1) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.51% (or a combined marginal federal and state rate of 39.88%) for 2008 and a marginal state income tax rate of 6.37% (or a combined federal and state rate of 39.14%) for 2007, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $2.2 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first six months of the year was $53.7 million in 2008, an increase of 7% from $50.2 million in 2007, due primarily to a 17% increase in average loans and leases, offset by a 91 basis point decrease in tax-equivalent yield on loans when compared to the first six months of 2007. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 6%, to $55.9 million in 2008 from $52.9 million in 2007. The effects of changes in average balances, yields and rates are presented in Table 5.

For the first six months, total interest income decreased by $2.1 million or 2% in 2008, compared to 2007. On a non-GAAP tax-equivalent basis, interest income decreased by 3%. Average earning assets increased by 8% versus the prior period to $2.8 billion from $2.6 billion; while the average yield earned on those assets decreased by 73 basis points to 6.25%. Comparing the first six months of 2008 versus the same period in 2007, average total loans and leases grew by 17% to $2.4 billion (84% of average earning assets, versus 77% a year ago), while recording a 91 basis point decrease in average yield to 6.41%. Average commercial loans and leases increased by 22% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 6% (attributable primarily to home equity line growth); and residential real estate loans increased by 15% (reflecting increases in both mortgage and construction lending). Over the same period, average total securities decreased by 20% to $429.5 million (15% of average earning assets, versus 21% a year ago), while the average yield earned on those assets decreased by 18 basis points to 5.70%.

Interest expense for the first six months of the year decreased by $5.6 million or 15% in 2008 compared to 2007. Average total interest-bearing liabilities increased by 9% over the prior year period, while the average rate paid on these funds decreased by 80 basis points to 2.77%. As shown in Table 4, all categories of interest-bearing liabilities showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2008 vs. 2007			2007 vs. 2006
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$1,949	$11,677	$(9,728)	$12,997	$9,068	$3,929
Securities	(3,496)	(3,034)	(462)	293	(489)	782
Other earning assets	(1,042)	(452)	(590)	1,276	1,236	40
Total interest income	(2,589)	8,191	(10,780)	14,566	9,815	4,751
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(51)	15	(66)	74	1	73
Regular savings deposits	(46)	(11)	(35)	(110)	(63)	(47)
Money market savings deposits	(3,385)	1,853	(5,238)	5,829	3,518	2,311
Time deposits	(2,278)	(630)	(1,648)	7,104	4,013	3,091
Total borrowings	135	2,125	(1,990)	(1,224)	(2,255)	1,031
Total interest expense	(5,625)	3,352	(8,977)	11,673	5,214	6,459
Net interest income	$3,036	$4,839	$(1,803)	$2,893	$4,601	$(1,708)

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

The provision for loan and lease losses totaled $8.9 million for the first six months of 2008 compared to $1.6 million in the same period of 2007. This increase was due to internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the first six months of 2008 of $0.5 million compared to net charge-offs of $0.2 million for the first six months of 2007.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2008, there were no significant changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.38% of total loans and leases at June 30, 2008 and 1.10% at December 31, 2007. The allowance increased during the first six months of 2008 by $8.3 million, to $33.4 million at June 30, 2008, from $25.1 million at December 31, 2007. The increase in the allowance during the first six months of 2008 was due primarily to growth in the size of the loan portfolio, a higher level of nonperforming loans and internal risk rating downgrades on a number of existing loans.

Nonperforming loans and leases increased by $29.2 million to $63.6 million at June30, 2008 from $34.4 million at December 31, 2007, while nonperforming assets increased by $30.0 million for the same period to $64.9 million at June 30, 2008. Expressed as a percentage of total assets, nonperforming assets increased to 2.05% at June 30, 2008 from 1.15% at December 31, 2007. The increase in non-accrual loans and leases was mainly the result of four residential real estate development loans in the amount of $21.9 million and several residential mortgage loans totaling $6.2 million. Management believes these loans are adequately reserved or well secured. The allowance for loan and lease losses represented 53% of nonperforming loans and leases at June 30, 2008, compared to coverage of 73% at December 31, 2007. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $1.4 million at June 30, 2008 and $0.5 million at December 31, 2007. The balance of impaired loans and leases was $49.7 million at June 30, 2008, with specific reserves against those loans of $6.4 million, compared to $21.9 million at December 31, 2007, with specific reserves of $0.9 million.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:
	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
Balance, January 1	$25,092	$19,492
Allowance acquired from acquisition	0	2,798
Provision for loan and lease losses	8,856	4,094
Loan charge-offs:
Residential real estate	0	0
Commercial loans and leases	(820)	(1,103)
Consumer	(162)	(341)
Total charge-offs	(982)	(1,444)
Loan recoveries:
Residential real estate	4	12
Commercial loans and leases	335	110
Consumer	130	30
Total recoveries	469	152
Net recoveries (charge-offs)	(513)	(1,292)
Balance, period end	$33,435	$25,092
Net charge-offs (recoveries) to average loans and leases (annual basis)	0.04%	0.06%
Allowance to total loans and leases	1.38%	1.10%

The following table presents nonperforming assets at the dates indicated:

	June 30, 2008	December 31, 2007
Non-accrual loans and leases	$60,373	$23,040
Loans and leases 90 days past due	2,538	11,362
Restructured loans and leases	655	0
Total nonperforming loans and leases*	63,566	34,402
Other real estate owned, net	1,352	461
Total nonperforming assets	$64,918	$34,863
Nonperforming assets to total assets	2.05%	1.15%

* Those performing loans and leases considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $2.3 million at June 30, 2008, compared to $3.0 million at December 31, 2007. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, however most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $24.4 million for the six month period ended June 30, 2008, a 12% or $2.6 million increase from the same period of 2007. The increase in noninterest income for the first six months of 2008 was due primarily to an increase of $1.3 million or 26% in service charges on deposits due to higher overdraft fees and an increase of $0.2 million or 11% in Visa check fees reflecting continued growth in electronic transactions. Trust and investment fees increased $0.3 million or 6% due primarily to growth in trust fees and assets under management. In addition, securities gains increased $0.6 million due primarily to a gain of $0.4 million which was realized from the redemption of stock in Visa, Inc. Other noninterest income increased $0.9 million or 40% due largely to valuation adjustments on matched commercial loan swaps. Insurance agency commissions decreased $0.7 million or 17% due to lower fees on commercial lines and reduced contingency fees.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks were obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company recorded a liability and corresponding expense in the fourth quarter of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company did not reflect in its financial statements as of December 31, 2007 any value for its membership interest in Visa as a result of the Visa reorganization. The anticipated IPO was completed during the first quarter of 2008, and as a result, a portion of the Company’s shares in Visa were redeemed for a total of $0.4 million reported as a gain on securities sold. In addition, in the first quarter, the Company reversed the liability of $0.2 million mentioned above due to the fact that Visa had funded an escrow account with an amount deemed sufficient to fund any potential losses resulting from the litigation. The Company has 15,890 class B shares remaining that are subject to conversion by VISA.

Total noninterest expenses were $49.6 million for the six month period ended June 30, 2008, a 2% or $1.0 million increase from the same period in 2007. Salaries and employee benefits increased $0.4 million or 2% during the first six months of 2008 due in part to the acquisitions of Potomac Bank in February 2007 and County in May, 2007, as well as growth in the number of full-time equivalent employees. These increases were largely offset by a freeze of the defined benefit pension plan effective January 1, 2008, a termination of the Supplemental Executive Retirement Agreements and the elimination of an executive medical plan for non-retired employees. Outside data services grew by $0.2 million or 10% while occupancy and equipment expenses increased $0.2 million or 2% due to growth in the branch network. Other noninterest expenses remained virtually unchanged due to valuation adjustments on the matched commercial loan swaps mentioned above which were offset by expense reductions from project LIFT. Marketing expenses decreased $0.2 million or 18 % compared to the prior year period due to the Company’s decision to reduce such expenses as part of project LIFT. Amortization of intangible assets increased $0.4 million or 22% due to the two acquisitions completed in the first and second quarters of 2007. The expense trends mentioned above resulted in an improved efficiency ratio of 59.45% for the six months ended June 30, 2008 as compared to 62.62% for the same period in 2007. Average full-time equivalent employees increased to 705 during the first six months of 2008, from 697 during the like period in 2007, a 1% increase. The ratio of net income per average full-time-equivalent employee after completion of the first six months of the year was $20,000 in 2008 and $23,000 in 2007.

Income Taxes

The effective tax rate increased to 29.4% for the six month period ended June 30, 2008, from 27.9% for the prior year period. This increase was primarily due a decline in the tax-advantaged investment portfolio together with an increase in the Maryland statutory state income tax rate which more than offset the decrease in income before income taxes in 2008 due largely to the higher provision for loan and lease losses.

C. RESULTS OF OPERATIONS – SECOND QUARTER 2008 AND 2007

Net income for the second quarter of the year decreased $2.5 million or 31% to $5.7 million in 2008 from $8.2 million in 2007, representing annualized returns on average equity of 7.09% in 2008 and 11.45% in 2007, respectively. Diluted earnings per share (“EPS”) for the second quarter of the year was $0.34 in 2008, compared to $0.51 in 2007.

Net interest income grew by $0.9 million, or 4%, to $27.1 million for the three months ended June 30, 2008, while total noninterest income grew by $.8 million, or 8% for the period. Noninterest expenses remained virtually unchanged for the quarter.

The increase in net interest income was the result of continued growth in the loan portfolio which was largely offset by lower loan yields due to three interest rate reductions by the Federal Reserve in the first quarter of 2008 and another early in the second quarter. In addition, the Company increased its use of borrowings to fund loan growth as growth in average deposits was not sufficient to support such funding needs. These factors, together with an increased level of nonperforming assets, produced a net interest margin decrease of 12 basis points to 3.96% for the three months ended June 30, 2008, from 4.08% for the same period of 2007.

The provision for loan and lease losses totaled $6.2 million for the second quarter of 2008 compared to $0.8 million in the same period of 2007. This increase was due to internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the second quarter of 2008 of $0.6 million compared to net charge-offs of $0.3 million for the same quarter of 2007.

Second quarter noninterest income was $11.7 million for 2008, representing an 8% or $0.8 million increase from the second quarter of 2007. The increase in noninterest income for the quarter was due primarily to an increase of $0.6 million or 22% in service charges on deposits due to higher overdraft fees. Other noninterest income increased $0.2 million or 11% due largely to valuation adjustments on matched commercial loan swaps. Insurance agency commissions decreased $0.1 million or 6% due to lower fees on commercial lines.

Noninterest expenses were virtually unchanged for the second quarter of 2008 from the same period in 2007. Salaries and employee benefits increased $0.1 million during the quarter due in part to the acquisition of County in May, 2007, as well as growth in the number of full-time equivalent employees. These increases were largely offset by a freeze of the defined benefit pension plan effective January 1, 2008, a termination of the Supplemental Executive Retirement Agreements and the elimination of an executive medical plan for non-retired employees. Marketing expenses decreased $0.2 million or 28% due largely to project LIFT. Amortization of intangible assets increased $0.1 million or 8% due to the acquisition of County in the second quarter of 2007.

Income Taxes

The effective tax rate decreased to 27.0% for the second quarter of 2008, from 27.9% for the prior year period. This decrease was primarily due to the decrease in income before income taxes in the second quarter of 2008 due largely to the higher provision for loan and lease losses.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2007 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended June 30, 2008.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 2008	0	NA	0	629,996
May 2008	0	NA	0	629,996
June 2008	0	NA	0	629,996

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or approximately 786,000 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At June 30, 2008, a total of 629,996 shares remained under the plan.

(3) Indicates the number of shares remaining under the plan at the end of the indicated month.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual shareholders’ meeting held on April 23, 2008, the shareholders of the Company elected four directors by the following vote:

Nominee	For	Withheld
Mark E. Friis	12,529,137	408,226
Hunter R. Hollar	12,359,712	577,651
Pamela A. Little	12,534,591	402,772
Craig A. Ruppert	12,471,752	465,611

There were no solicitations in opposition to management’s nominees and all such nominees were elected. All of the four directors were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Susan D. Goff, Marshall H. Groom, Robert L. Orndorff, David E. Rippeon, Solomon Graham, Gilbert L. Hardesty, Charles F. Mess and Lewis R. Schumann.

Also at the annual meeting, the shareholders ratified the appointment of Grant Thornton LLP, as the independent auditors for 2008 by the following vote:

For	Against	Withheld	Non Votes
12,721,378	130,504	85,481	0

Lastly, at the annual meeting, the shareholders did not ratify the proposed amendment of Bancorp’s articles of incorporation to eliminate the provision classifying the terms of its board of directors. The affirmative vote of at least 80% of the outstanding shares of common stock entitled to vote was required for ratification of this proposed amendment. The vote was as follows:

For	Against	Withheld	Non Votes
11,361,245	1,411,331	164,787	0

Item 6. EXHIBITS

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By: /S/ HUNTER R. HOLLAR
  Hunter R. Hollar
  Chief Executive Officer

Date: August 7, 2008

By: /S/ PHILIP J. MANTUA
  Philip J. Mantua
  Executive Vice President and Chief Financial Officer

Date: August 7, 2008