Form 10-Q
period 2008-09-30
SANDY SPRING BANCORP INC
filed 2008-11-07
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock outstanding as of October 20, 2008 is 16,436,876 shares.

SANDY SPRING BANCORP, INC.
INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

Consolidated Balance Sheets at
September 30, 2008 (Unaudited) and December 31, 2007	1

Consolidated Statements of Income for the Three Month and Nine Month
Periods Ended September 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine
Month Periods Ended September 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
Nine Month Periods Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	33

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	33

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 6. EXHIBITS	34

SIGNATURES	34

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$55,321	$63,432
Federal funds sold	19,712	22,055
Interest-bearing deposits with banks	483	365
Cash and cash equivalents	75,516	85,852

Residential mortgage loans held for sale (at fair value)	4,541	7,089
Investments available-for-sale (at fair value)	206,898	186,801
Investments held-to-maturity — fair value of $181,734 (2008) and $240,995 (2007)	178,690	234,706
Other equity securities	32,347	23,766
Total loans and leases	2,482,418	2,277,031
Less: allowance for loan and lease losses	(38,266)	(25,092)
Net loans and leases	2,444,152	2,251,939
Premises and equipment, net	52,441	54,457
Accrued interest receivable	12,491	14,955
Goodwill	75,701	76,585
Other intangible assets, net	13,286	16,630
Other real estate owned	1,698	461
Other assets	97,356	90,712
Total assets	$3,195,117	$3,043,953
LIABILITIES
Noninterest-bearing deposits	$468,101	$434,053
Interest-bearing deposits	1,780,711	1,839,815
Total deposits	2,248,812	2,273,868
Short-term borrowings	484,595	373,972
Long-term borrowings	76,828	17,553
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	30,182	27,920
Total liabilities	2,875,417	2,728,313

STOCKHOLDERS' EQUITY
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 16,383,671 (2008) and 16,349,317 (2007)	16,384	16,349
Additional paid in capital	85,065	83,970
Retained earnings	222,126	216,376
Accumulated other comprehensive loss	(3,875)	(1,055)
Total stockholders' equity	319,700	315,640
Total liabilities and stockholders' equity	$3,195,117	$3,043,953

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans and leases	$37,263	$39,789	$112,428	$112,756
Interest on loans held for sale	100	234	318	701
Interest on deposits with banks	6	590	79	1,081
Interest and dividends on securities:
Taxable	3,171	3,211	7,749	10,832
Exempt from federal income taxes	1,409	2,468	6,712	7,776
Interest on federal funds sold	99	666	529	1,720
TOTAL INTEREST INCOME	42,048	46,958	127,815	134,866
Interest Expense:
Interest on deposits	9,325	15,898	32,930	45,263
Interest on short-term borrowings	3,544	3,198	9,886	10,265
Interest on long-term borrowings	1,092	650	3,214	1,912
TOTAL INTEREST EXPENSE	13,961	19,746	46,030	57,440
NET INTEREST INCOME	28,087	27,212	81,785	77,426
Provision for loan and lease losses	6,545	750	15,401	2,369
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	21,542	26,462	66,384	75,057
Noninterest Income:
Securities gains	9	22	662	28
Service charges on deposit accounts	3,249	2,999	9,481	7,937
Gains on sales of mortgage loans	397	738	1,772	2,149
Fees on sales of investment products	820	765	2,547	2,471
Trust and investment management fees	2,380	2,365	7,282	7,007
Insurance agency commissions	1,282	1,294	4,725	5,422
Income from bank owned life insurance	742	720	2,183	2,097
Visa check fees	727	730	2,184	2,037
Other income	1,273	1,497	4,434	3,761
TOTAL NONINTEREST INCOME	10,879	11,130	35,270	32,909
Noninterest Expenses:
Salaries and employee benefits	11,949	14,654	39,574	41,864
Occupancy expense of premises	2,732	2,946	8,150	8,072
Equipment expenses	1,515	1,631	4,514	4,734
Marketing	526	359	1,511	1,563
Outside data services	1,116	870	3,319	2,873
Amortization of intangible assets	1,103	1,123	3,344	2,956
Goodwill impairment charge	2,250	0	2,250	0
Other expenses	4,076	4,316	12,194	12,410
TOTAL NONINTEREST EXPENSES	25,267	25,899	74,856	74,472
Income Before Income Taxes	7,154	11,693	26,798	33,494
Income Tax Expense	1,795	3,512	7,583	9,599
NET INCOME	$5,359	$8,181	$19,215	$23,895

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Basic Net Income Per Share	$0.33	$0.50	$1.18	$1.50
Diluted Net Income Per Share	0.33	0.50	1.17	1.50
Dividends Declared Per Share	0.24	0.23	0.72	0.69

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$19,215	$23,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,420	7,805
Provision for loan and lease losses	15,401	2,369
Stock compensation expense	551	848
Deferred income tax benefits	(5,401)	(2,564)
Origination of loans held for sale	(136,330)	(234,298)
Proceeds from sales of loans held for sale	140,614	240,944
Gains on sales of loans held for sale	(1,772)	(2,149)
Securities gains	(662)	(28)
Gains on sales of premises and equipment	(66)	0
Net decrease in accrued interest receivable	2,464	967
Net increase in other assets	(344)	(3,535)
Net decrease in accrued expenses and other liabilities	2,262	3,561
Other – net	(4,566)	(2,063)
Net cash provided by operating activities	41,786	35,752
Cash flows from investing activities:
Proceeds (purchases) of other equity securities	(8,581)	392
Purchases of investments available-for-sale	(176,327)	(19,045)
Proceeds from the sales of other real estate owned	240	(149)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	56,065	33,547
Proceeds from maturities, calls and principal payments of investments available-for-sale	152,748	133,981
Net increase in loans and leases	(206,858)	(101,448)
Proceeds from redemption of VISA stock	429	0
Contingent consideration payout	(1,620)	0
Acquisition of business activity, net	0	(15,769)
Expenditures for premises and equipment	(1,821)	(3,757)
Net cash (used) provided in investing activities	(185,725)	27,752
Cash flows from financing activities:
Net decrease in deposits	(25,056)	(50,797)
Net increase (decrease) in short-term borrowings	109,898	(35,717)
Proceeds from issuance of long-term borrowings	60,000	0
Retirement of long-term borrowings	0	(64)
Common stock purchased and retired	0	(1,494)
Proceeds from issuance of common stock	579	1,437
Dividends paid	(11,818)	(11,210)
Net cash (used) provided by financing activities	133,603	(97,845)
Net decrease in cash and cash equivalents	(10,336)	(34,341)
Cash and cash equivalents at beginning of period	85,852	106,897
Cash and cash equivalents at end of period	$75,516	$72,556

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Supplemental Disclosures:
Interest payments	$45,597	$57,437
Income tax payments	13,715	3,974
Transfers from loans to other real estate owned	1,471	90
Reclassification of borrowings from long-term to short-term	725	568
Details of acquisition:
Fair value of assets acquired	0	$417,434
Fair value of liabilities assumed	0	(365,709)
Stock issued for acquisition	0	(58,916)
Purchase price in excess of net assets acquired	0	62,640
Cash paid for acquisition	0	55,449
Cash and cash equivalents acquired with acquisition	0	(39,680)
Acquisition of business activity, net	$0	$15,769

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2007	$16,349	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008			(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF Issue 06-04	16,349	83,970	214,729	$(1,055)	313,993
Comprehensive income:
Net income			19,215		19,215
Other comprehensive income, net of tax effects and reclassification adjustment				(2,820)	(2,820)
Total comprehensive income					16,395
Cash dividends - $0.72 per share			(11,818)		(11,818)
Stock compensation expense		551			551
Common stock issued pursuant to:
Director stock purchase plan – 1,479 shares	2	38			40
Stock option plan – 9,127 shares (16,837 shares issued less 7,710 shares retired)	9	53			62
Employee stock purchase plan – 23,748 shares	24	453			477
Balances at September 30, 2008	$16,384	$85,065	$222,126	$(3,875)	$319,700

Balances at December 31, 2006	$14,827	$27,869	$199,102	$(4,021)	$237,777
Comprehensive income:

Net income			23,895		23,895
Other comprehensive loss, net of tax effects				455	455

Total comprehensive income					24,350
Cash dividends - $0.69 per share			(11,210)		(11,210)
Stock Compensation Expense		848			848
Common stock issuance pursuant to:
Acquisition of Potomac Bank - 886,989 shares	887	32,190			33,077
Acquisition of County National Bank - 690,047 shares	690	25,149			25,839
Director stock purchase plan – 2,402 shares	2	75			77
Stock option plan – 51,797 shares (55,205 shares issued less 3,408 shares retired)	52	810			862
Stock repurchases- 54,838 shares	(55)	(1,439)			(1,494)
Employee stock purchase plan – 17,709 shares	18	480			498
Balances at September 30, 2007	$16,421	$85,982	$211,787	$(3,566)	$310,624

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold (which have original maturities of three months or less) and interest-bearing deposits with banks.

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

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County”). County was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of acquisition. The primary reason for the merger with CNB was to expand the Company’s Maryland footprint. The total consideration paid to CNB shareholder’s and related merger costs in connection with the acquisition was $46.1 million. The results of CNB’s operations have been included in the Company’s financial results subsequent to May 31, 2007. The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 31, 2007. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits. Additionally, the Company recorded $22.9 million of goodwill, $4.6 million of CDI and $0.1 million of other intangibles. CDI is subject to amortization and is being amortized over seven years on a straight-line basis.

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

At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies totaling $21.5 million as of September 30, 2008 and recorded a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. This requirement will have no effect since the Company currently measures such plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations. This provision is now effective for all companies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. At December 31, 2006, the projected benefit obligation of its defined benefit pension plan exceeded the fair value of plan assets by $1.9 million and such amount is included in “Accrued interest payable and other liabilities” in the Consolidated Balance Sheet as of that date. Due primarily to a plan curtailment effective December 31, 2007, the fair value of plan assets exceeded the projected benefit obligation of the defined benefit plan by $0.9 million at December 31, 2007. Accordingly, such amount is included in “Other Assets” in the Consolidated Balance Sheet as of December 31, 2007.

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

Note 4 – Stock Based Compensation

At September 30, 2008, the Company had three stock-based compensation plans in existence, the 1992 and 1999 stock option plans (both expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,280,880 are available for issuance at September 30, 2008, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options. Outstanding options granted under the expired 1992 and 1999 Stock Option Plans will continue until exercise or expiration.

Effective March 26, 2008, the Board of Directors approved the granting of 116,360 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of March 26, 2009, 2010, and 2011, respectively. In addition, on March 26, 2008, the Board of Directors granted 28,675 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of March 26, 2009, 2010, 2011, 2012, and 2013, respectively. Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.2 million, net of a tax benefit of approximately $9 thousand and $0.3 million, net of tax benefit of $15 thousand, for the three month periods ended September 30, 2008 and 2007, respectively and $0.6 million , net of a tax benefit of approximately $21 thousand and $0.8 million, net of a tax benefit of approximately $44 thousand, for the nine month periods ended September  30, 2008 and 2007, respectively.

Grants for 2,500 stock options and 500 restricted shares were awarded during the nine month period ended September 30, 2007.

The fair values of all of the options granted have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.2 million and $0.8 million, respectively

A summary of share option activity for the nine month period ended September 30, 2008 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercised	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Share Price	Life(Years)	Value

Balance at January 1, 2008	996,365	$33.72	5.3	$1,588
Granted	116,360	27.96	6.5
Exercised	(16,837)	16.55	4.3
Forfeited or expired	(76,937)	32.68	5.0
Balance at September 30, 2008	1,018,951	$33.41	4.7	$654

Exercisable at September 30, 2008	839,796	$33.86		$654

A summary of the status of the Company’s nonvested options as of September 30, 2008, and changes during the nine month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at January 1, 2008	72,221	$8.11
Granted	116,360	4.47
Vested	0	0
Forfeited	(9,426)	6.71
Nonvested at September 30, 2008	179,155	$5.82

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2008, and changes during the nine month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Restricted stock at January 1, 2008	24,746	$37.14
Granted	28,675	27.96
Vested	0	0
Exercised	(167)	16.34
Forfeited	(2,520)	34.21
Restricted stock at September 30, 2008	50,734	$32.11

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.2 million as of September 30, 2008. That cost is expected to be recognized over a weighted average period of approximately 3.2 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 5 - Per Share Data

The calculations of net income per common share for the three and nine month periods ended September 30, 2008 and 2007 are shown in the following table. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options and restricted stock, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended		Nine Months Ended
per share data)	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net income available to common stockholders	$5,359	$8,181	$19,215	$23,895

Average common shares outstanding	16,380	16,435	16,367	15,897
Basic net income per share	$0.33	$0.50	$1.18	$1.50
Diluted:
Net income available to common stockholders	$5,359	$8,181	$19,215	$23,895

Average common shares outstanding	16,380	16,435	16,367	15,897
Stock option and restricted stock adjustment	39	74	52	83
Average common shares outstanding–diluted	16,419	16,509	16,419	15,980
Diluted net income per share	$0.33	$0.50	$1.17	$1.50

Options for 923,621 shares and 655,342 shares of common stock were not included in computing diluted net income per share for the nine month periods ended September 30, 2008 and 2007, respectively, because their effects are antidilutive. For the three months ended September 30, 2008 and 2007, options for 908,661 shares and 849,970 shares of common stock were not included, respectively.

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

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the plan freeze. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds. The Company, with input from its actuaries, estimates that the 2008 contribution will be approximately $1.5 million.

Net periodic benefit cost for the three and nine month periods ended September 30 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Service cost for benefits earned	$0	$320	$0	$960
Interest cost on projected benefit obligation	356	341	1,066	1,023
Expected return on plan assets	(326)	(379)	(978)	(1,137)
Amortization of prior service cost	(1,501)	(44)	(1,589)	(132)
Recognized net actuarial loss	97	136	295	408
Net periodic benefit cost	$(1,374)	$374	$(1,206)	$1,122

During the third quarter of 2008 the Company recorded a $1.5 million credit to the net periodic benefit cost of its defined benefit pension plan. This credit was to record a previously unrecorded immaterial adjustment identified during the prior year audit and was necessary to eliminate the accrued prior service costs relating to the plan. The Company determined in the prior year that this adjustment was immaterial to the results of operations and continues to believe that this adjustment is immaterial to both the interim and annual periods of the current year.

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $1.1 million and $1.2 million for the nine month periods ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the three month periods ended September 30, 2008 and 2007, respectively.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company’s financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in noninterest expense under the plan amounted to $0.0 million for the three and nine month periods ended September 30, 2007. For 2008, this incentive plan has been replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan. It will provide a cash bonus to key members of management based on the Company’s financial results using a weighted formula. The expense for this plan is included in noninterest expenses and totaled $0.0 million and $0.4 million for the three and nine month periods ended September 30, 2008, respectively.

Supplemental Executive Retirement Agreements

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately. Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service. The Company had expenses related to the new Plan of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2008, respectively and $0.2 million and $0.7 million for the SERAs for the three and nine month periods ended September 30, 2007.

Executive Health Insurance Plan

In past years, the Company had an Executive Health Insurance Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed which resulted in income in 2007 of $0.4 million. Currently retired executives who retired while the Plan was in effect will continue to receive this benefit. The Company had expenses related to the Executive Health Insurance Plan of $0 and $0.1 million for the nine month periods ended September 30, 2008 and 2007, and $0 and $28 thousand for the three month periods ended September 30, 2008 and 2007, respectively.

Note 7 – Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of September 30, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$64,675	$300	$0	$300
Mortgage-backed	73,080	665	6	671
CMO	648	1	0	1
Trust preferred	5,327	1,256	0	1,256
State and municipal	1,129	43	0	43
	$144,859	$2,265	$6	$2,271

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$20,925	$0	$99	$99
Mortgage-backed	12,554	43	4	47
	$33,479	$43	$103	$146

Approximately 96% of the bonds carried in the available-for-sale investment portfolio with continuous unrealized losses as of September 30, 2008 are rated AAA, 3% are rated A1 and 1% are not rated. Approximately 100% of the bonds carried in the available for sale portfolio with continuous unrealized losses as of December 31, 2007 are rated AAA. The securities representing the unrealized losses in the available-for-sale investment portfolio as of September 30, 2008 all have minimal duration risk (2.71 years), low credit risk and minimal loss (approximately 1.54%) when compared to book value. The securities representing the unrealized losses in the available-for-sale investment portfolio as of December 31, 2007, all have minimal duration risk (1.14 years) , low credit risk, and minimal loss (approximately 0.43%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be to maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of September 30, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	26,062	903	0	903
	$26,062	$903	$0	$903

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2007	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	$3,340	$1	$31	$32
	$3,340	$1	$31	$32

Approximately 13% of the bonds carried in the held-to-maturity portfolio with continuous unrealized losses as of September 30, 2008 are rated AAA, 22% are rated Aa2, and 65% are rated A1. Approximately 92% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of December 31, 2007 are rated AAA and 8% are rated AA1. The securities representing the unrealized losses in the held-to-maturity portfolio as of September 30, 2008 all have moderate duration risk (4.36 years), low credit risk and minimal loss (approximately 3.35% ) when compared to book value. The securities representing the unrealized losses in the held-to-maturity portfolio as of December 31, 2007, all have modest duration risk of 4.69 years , low credit risk, and minimal loss (approximately 1%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be to maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.6 million and $1.0 million for the three month periods ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007, the amortization related to acquired entities totaled $2.5 million and $2.1 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines and personal lines. Expenses include personnel and support charges. Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the three month periods ended September 30, 2008 and 2007. For both of the nine month periods ended September 30, 2008 and 2007, amortization related to acquired entities totaled $0.3 million.

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

As the result of the departure of The Equipment Leasing Company’s President in September 2008, the Company determined a triggering event had occurred and began a two phase impairment analysis of goodwill. The Phase I analysis utilized both the Income approach (discounted future cash flow analysis) and the Market approach (using price to earnings multiples of comparable companies). The results obtained from the Phase I analysis indicated a potential impairment might exist and to determine the amount of impairment a Phase II analysis would need to be performed. Phase II of the analysis has not yet been completed but is anticipated to be completed during the fourth quarter of 2008. The Company recorded an estimated impairment charge based on the completion of Phase I of $2.3 million and will make an appropriate adjustment upon the completion of Phase II, if warranted. As of September 30, 2008 goodwill remaining at ELC after the $2.3 million impairment charge was $1.9 million. The impairment charge was recorded in the income statement under the caption “Goodwill impairment charge”.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial has approximately $661.0 million in assets under management as of September 30, 2008. Major revenue sources include noninterest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended September 30, 2008 and 2007, and $0.6 million for both of the nine month periods ended September 30, 2008 and 2007.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended September 30, 2008

Interest income	$41,618	$8	$730	$6	$(314)	$42,048
Interest expense	13,975	0	300	0	(314)	13,961
Provision for loan and lease losses	6,545	0	0	0	0	6,545
Noninterest income	8,292	1,474	128	1,137	(152)	10,879
Noninterest expenses	21,033	1,273	2,301	812	(152)	25,267
Income before income taxes	8,357	209	(1,743)	331	0	7,154
Income tax expense	2,355	88	(778)	130	0	1,795
Net income	$6,002	$121	$(965)	$201	$0	$5,359

Assets	$3,201,243	$12,296	$36,421	$11,432	$(66,275)	$3,195,117

Quarter ended September 30, 2007

Interest income	$46,564	$31	$676	$20	$(333)	$46,958
Interest expense	19,795	0	284	0	(333)	19,746
Provision for loan and lease losses	750	0	0	0	0	750
Noninterest income	8,351	1,398	353	1,173	(145)	11,130
Noninterest expenses	23,308	1,503	326	907	(145)	25,899
Income before income taxes	11,062	(74)	419	286	0	11,693
Income tax expense	3,264	(29)	166	111	0	3,512
Net income	$7,798	$(45)	$253	$175	$0	$8,181

Assets	$2,966,737	$11,635	$35,090	$9,327	$(57,297)	$2,965,492

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year to Date September 30, 2008

Interest income	$126,515	$40	$2,186	$26	$(952)	$127,815
Interest expense	46,095	0	887	0	(952)	46,030
Provision for loan and lease losses	15,221	0	180	0	0	15,401
Noninterest income	26,692	5,203	386	3,446	(457)	35,270
Noninterest expenses	65,608	4,052	2,988	2,665	(457)	74,856
Income before income taxes	26,283	1,191	(1,483)	807	0	26,798
Income tax expense	7,383	485	(600)	315	0	7,583
Net income	$18,900	$706	$(883)	$492	$0	$19,215

Assets	$3,201,243	$12,296	$36,421	$11,432	$(66,275)	$3,195,117

Year to Date September 30, 2007

Interest income	$133,690	$77	$1,992	$52	$(945)	$134,866
Interest expense	57,565	0	820	0	(945)	57,440
Provision for loan and lease losses	2,369	0	0	0	0	2,369
Noninterest income	23,440	5,849	697	3,380	(457)	32,909
Noninterest expenses	67,159	4,126	838	2,806	(457)	74,472
Income before income taxes	30,037	1,800	1,031	626	0	33,494
Income tax expense	8,233	713	408	245	0	9,599
Net income	$21,804	$1,087	$623	$381	$0	$23,895

Assets	$2,966,737	$11,635	$35,090	$9,327	$(57,297)	$2,965,492

Note 9 – Comprehensive Income

The components of total comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	For the three months ended September 30,
	2008			2007
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$5,359			$8,181
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	$(2,325)	926	(1,399) $	1,221	(478)	743
Reclassification adjustment for (gains) losses included in net income	(9)	4	(5)	(22)	9	(13)
Adjustment for pensions (FAS 158)	(1,404)	560	(844)	0	0	0
Total change in other comprehensive income	$(3,738)	1,490	(2,248)	$1,199	(469)	730
Total comprehensive income			$3,111			$8,911

	For the nine months ended September 30,
	2008			2007
		Tax			Tax
	Pretax	Benefit/	Net	Pretax	Benefit/	Net
(In thousands)	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Net Income			$19,215			$23,895
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	$(2,733)	1,088	(1,645)	$1,421	(558)	863
Reclassification adjustment for (gains) losses included in net income	(662)	265	(397)	(28)	11	(17)
Adjustment for pensions (FAS 158)	(1,294)	516	(778)	(643)	252	(391)
Total change in other comprehensive income	$(4,689)	1,869	(2,820)	$750	(295)	455
Total comprehensive income			$16,395			$24,350

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

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for residential mortgage loans held for sale. The Company believes by electing the fair value option on residential mortgage loans held for sale, it will allow the accounting for gains on sale of residential mortgage loans to more accurately reflect the timing and economics of the transaction. The effect of this adjustment was immaterial to the Company’s financial results for the nine month period ending September 30, 2008.

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

Assets Measured at Fair Value on a Recurring Basis:

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Residential Mortgage loans held for sale	$-	$4,541	$-	$4,541
Investment securities, available for sale	-	206,898	-	206,898
Investment securities, held to maturity	-	181,734	-	181,734
Interest swap agreements	-	4,428	-	4,428

Liabilities

Interest swap agreements	$-	$(4,428)	$-	$(4,428)

Assets Measured at Fair Value on a Nonrecurring Basis:

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets

Impaired Loans	$-	$-	$45,113	$45,113

In accordance with Statement 114, “Accounting by Creditors for Impairment of a Loan”, the Company recognized net impairment charges totaling $6.5 million, based on the appraised value of the underlying collateral, which was included in the results of operations for the nine months ended September 30, 2008. Impaired loans totaled $52.5 million with a specific reserve of $7.4 million at September 30, 2008, compared to $21.9 million with a specific reserve of $0.9 million at December 31, 2008. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on managements review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2008, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 57% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 43%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for loan and lease losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

Non-GAAP Financial Measure

The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure as defined in Securities and Exchange Commission Regulation G and Item 10 of Commission Regulation S-K. This traditional efficiency ratio is used as a measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does the GAAP ratio, and that it is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or other non-GAAP efficiency ratios reported by other financial institutions.

In general, the GAAP efficiency ratio is noninterest expenses as a percentage of net interest income plus total noninterest income. Noninterest expenses used in the calculation of the traditional, non-GAAP efficiency ratio excludes intangible asset amortization, goodwill impairment losses and pension prior service credits. Income for the traditional ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses. The traditional measure is different from the GAAP efficiency ratio. The GAAP measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The traditional and GAAP efficiency ratios are presented and reconciled in Table 1.

Table 1 – GAAP based and traditional efficiency ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
GAAP Efficiency ratio:
Noninterest expenses	$25,267	$25,899	$74,856	$74,472
Net interest income plus noninterest income-
GAAP	38,966	38,342	117,055	110,335

Efficiency ratio–GAAP	64.84%	67.55%	63.95%	67.50%

Non-GAAP Adjustments:
Noninterest expenses	$25,267	$25,899	$74,856	$74,472

Goodwill impairment charge	(2,250)	0	(2,250)	0
Amortization of intangible assets	(1,103)	(1,123)	(3,344)	(2,956)

Pension prior service credit	1,473	0	1,473	0
Noninterest expenses–as adjusted	23,387	24,776	70,735	71,516

Net interest income plus noninterest income	38,966	38,342	117,055	110,335

Tax-equivalency	1,180	1,447	3,381	4,096

Securities gains	(9)	(22)	(662)	(28)
Net interest income plus noninterest income – as adjusted	40,137	39,767	119,774	114,403

Efficiency ratio – Non-GAAP	58.27%	62.30%	59.06%	62.51%

The improvement in the efficiency ratio shown above was due primarily to improved expense control over salary and benefits and other discretionary expenses resulting from project LIFT.

A. FINANCIAL CONDITION

The Company's total assets were $3.2 billion at September 30, 2008, increasing $151.2 million or 5% during the first nine months of 2008. Earning assets increased by 6% or $173.3 million in the first nine months of 2008 to $2.9 billion at September 30, 2008. These increases were mainly the result of growth in the loan portfolio.

Total loans and leases, excluding loans held for sale, increased 9% or $205.4 million during the first nine months of 2008, to $2.5 billion. This increase was due primarily to growth in the commercial and mortgage loan portfolios. During this period, commercial loans and leases increased by $133.3 million or 10%, attributable primarily to commercial mortgage loans (up 21%). Consumer loans increased by $20.9 million, primarily due to an increase in home equity lines. Residential real estate loans grew by $51.2 million or 8% due to an increase in residential construction loans. Residential mortgage loans held for sale decreased by $2.5 million from December 31, 2007, to $4.5 million at September 30, 2008.

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	September 30, 2008%		December 31, 2007%
Residential real estate	$674,445	27%	$623,286	27%
Commercial loans and leases	1,410,755	57	1,277,450	56
Consumer	397,218	16	376,295	17
Total Loans and Leases	2,482,418	100%	2,277,031	100%
Less: Allowance for credit losses	(38,266)		(25,092)
Net loans and leases	$2,444,152		$2,251,939

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

At September 30, 2008, the Company had a total of $48.3 million in residential real estate loans and $2.6 million in consumer loans with a LTV greater than 90%. The Company also had an additional $81.7 million in residential lot loans owned by individuals with an LTV greater than 75%. Commercial loans with a LTV greater than 75% to 85%, depending on the type of property, totaled $85.7 million at September 30, 2008. Interest only loans at September 30, 2008 include almost all of the $255.6 million outstanding under the Company’s equity lines of credit, (included in the consumer loan portfolio) and $97.0 million in other loans. The aggregate of these loan concentrations was $570.9 million at September 30, 2008, which represented 23% of total loans and leases outstanding at that date. The Company is of the opinion that its loan underwriting procedures are structured to adequately assess any additional risk that the above types of loans might present.

The total investment portfolio decreased by 6% or $27.3 million from December 31, 2007, to $417.9 million at September 30, 2008. The decrease was due mainly to a decrease of $56.0 million or 24% in held-to-maturity securities, offset by increases of $20.1 million or 11% in available-for-sale securities and $8.6 million or 36% in other equity securities. The decrease in held-to-maturity securities was the result of calls and maturities while the increase in available-for-sale securities was due to purchases necessary to maintain sufficient collateral on the Company’s client repurchase agreements. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $2.2 million during the first nine months of 2008, reaching $20.2 million at September 30, 2008.

Table 3 – Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	September 30, 2008%		December 31, 2007%
Noninterest-bearing deposits	$468,101	21%	$434,053	19%
Interest-bearing deposits:
Demand	231,016	10	254,878	11
Money market savings	619,533	28	726,647	32
Regular savings	143,990	6	153,964	7
Time deposits less than $100,000	455,291	20	416,601	18
Time deposits $100,000 or more	330,881	15	287,725	13
Total interest-bearing	1,780,711	79	1,839,815	81
Total deposits	$2,248,812	100%	$2,273,868	100%

Total deposits were $2.2 billion at September 30, 2008, decreasing $25.1 million or 1% from December 31, 2007. During the first nine months of 2008, growth rates of 9% were achieved for time deposits of less than $100,000 (up $38.7 million), 15% for time deposits of $100,000 or more (up $43.2 million), and 8% for noninterest-bearing deposits (up $34.0 million). Over the same period, decreases of 9% were recorded for interest bearing demand deposits (down $23.9 million), 15% for money market savings (down $107.1 million) and 6% for regular savings (down $10.0 million). The growth in time deposits was due in large part to management of rates in the face of intense competition in order to maintain sufficient liquidity to fund loan growth.

Total borrowings were $596.4 million at September 30, 2008, which represented an increase of $169.9 million or 40% from December 31, 2007. These additional borrowings were necessary to fund loan growth due to the lack of growth in deposits noted above. The growth in borrowings was due to a combination of ten year callable FHLB advances with call dates between six months and two years and overnight FHLB advances.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
September 2008	3.64	4.21	4.38	4.65	-3.11	N/A	N/A	N/A
December 2007	-14.82	-10.47	-6.12	-1.91	-0.68	-1.01	-2.84	N/A

The Net Interest Income at Risk position improved compared to the 4th quarter of 2007 in all rate scenarios except the -100 basis point scenario. All of the above measures of net interest income at risk remained well within prescribed policy limits. Our largest exposure is at the -100bp level, with a measure of -3.11%. This is also well within our prescribed policy limit of 12.5%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	- 22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
September 2008	-18.31	-12.90	-6.03	-0.79	-8.72	N/A	N/A	N/A
December 2007	-15.40	-9.09	-1.44	3.14	-3.57	-9.01	-13.26	N/A

Measures of the economic value of equity (EVE) at risk position increased in all shock bands. Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -18.31%. This is also well within our prescribed policy limit of -40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors. Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2008 showed sources of funds exceeding uses of funds over the subsequent 180 days by $56.1 million, which increased from an excess of $49.0 million at December 31, 2007. This excess of liquidity over projected requirements for funds indicates that the Company can fund its growth commitments for loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main source of external liquidity is a line of credit for $947.6 million from the Federal Home Loan Bank of Atlanta, of which $571.3 million was available based on pledged collateral with $483.8 million outstanding at September 30, 2008. Other external sources of liquidity available to the Company in the form of lines of credit granted by the Federal Reserve and correspondent banks totaled $191.6 million at September 30, 2008, against which there were no outstandings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2008.

The following is a schedule of significant commitments at September 30, 2008:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$404,333
Other commitments to extend credit	194,078
Standby letters of credit	67,846
$666,257

Capital Management

The Company recorded a total risk-based capital ratio of 10.98% at September 30, 2008, compared to 11.28% at December 31, 2007; a tier 1 risk-based capital ratio of 9.73%, compared to 10.28%; and a capital leverage ratio of 8.76%, compared to 8.87%. These decreases were mainly the result of growth in the Company’s loan portfolio for the nine month period ending September 30, 2008 coupled with a $1.6 million decrease to capital as the result of the adoption of EITF issue 06-04. Capital adequacy, as measured by these ratios, was above “well-capitalized” regulatory requirement levels for both the Company and the Bank. Management believes the level of capital at September 30, 2008, is appropriate.

Stockholders' equity for September 30, 2008, totaled $319.7 million, representing an increase of $4.1 million or 1% from $315.6 million at December 31, 2007.

Internal capital generation (net income less dividends) added $7.4 million to total stockholders’ equity during the first nine months of 2008. When internally formed capital is annualized and expressed as a percentage of average total stockholders’ equity, the resulting rate was 3% compared to 5% reported for the full-year 2007.

External capital formation (equity created through the issuance of stock under the employee and director stock purchase plans and the stock option plan) totaled $0.6 million during the nine month period ended September 30, 2008.

Dividends for the first nine months of the year were $0.72 per share in 2008, compared to $0.69 per share in 2007, for respective dividend payout ratios (dividends declared per share to diluted net income per share) of 62% versus 46% for the first nine months of 2007.

B. RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Net income for the first nine months of the year decreased $4.7 million or 20% to $19.2 million in 2008 from $23.9 million in 2007, representing annualized returns on average equity of 8.04% in 2008 and 11.28% in 2007, respectively. Diluted earnings per share (“EPS”) for the first nine months of the year was $1.17 in 2008, compared to $1.50 in 2007.

Net interest income grew by $4.4 million, or 6%, to $81.8 million for the first nine months of 2008, while total noninterest income grew by $2.4 million, or 7% for the period. Noninterest expenses remained virtually level compared to the prior year period.

The increase in net interest income was the result of continued growth in the loan portfolio which was largely offset by lower loan yields due to interest rate reductions by the Federal Reserve in the first nine months of 2008. In addition, the Company increased its use of borrowings to fund loan growth as average deposits declined during the period due to intense competition fueled by market conditions. These factors, together with an increased level of nonperforming assets produced a net interest margin decrease of 11 basis points to 3.99% for the nine months ended September 30, 2008, from 4.10% for the same period of 2007.

Table 4 – Consolidated Average Balances, Yields and Rates

(Dollars in thousands and tax equivalent)	For the nine months ended September 30,
	2008			2007
	Average Balance	Interest (1)	Annualized Average Yield/Rate	Average Balance	Interest (1)	Annualized Average Yield/Rate
Assets
Total loans and leases (2)	$2,393,470	$112,746	6.29%	$2,073,002	$113,457	7.31%
Total securities	427,345	17,842	5.59	511,013	22,704	5.95
Other earning assets	31,500	608	2.58	71,617	2,801	5.23
TOTAL EARNING ASSETS	2,852,315	131,196	6.14%	2,655,632	138,962	7.00%
Nonearning assets	272,413			258,816
Total assets	$3,124,728			$2,914,448

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$244,943	528	0.29%	$237,173	626	0.35%
Money market savings deposits	680,189	9,760	1.92	611,881	17,349	3.79
Regular savings deposits	156,093	365	0.31	168,957	421	0.33
Time deposits	760,569	22,277	3.91	784,995	26,867	4.58
Total interest-bearing deposits	1,841,794	32,930	2.39	1,803,006	45,263	3.36
Short-term borrowings	397,432	9,886	3.32	313,681	10,265	4.38
Long-term borrowings	100,591	3,214	4.26	42,358	1,912	6.02
Total interest-bearing liabilities	2,339,817	46,030	2.63	2,159,045	57,440	3.56
Noninterest-bearing demand deposits	435,725			441,151
Other noninterest-bearing liabilities	30,115			30,916
Stockholders' equity	319,071			283,336
Total liabilities and stockholders' equity	$3,124,728			$2,914,448

Net interest income and spread		$85,166	3.51%		$81,522	3.44%
Less: tax equivalent adjustment		3,381			4,096
Net interest income		$81,785			$77,426

Net interest margin (3)			3.99%			4.10%
Ratio of average earning assets to
Average interest-bearing liabilities	121.90%			123.00%

(1) Interest income includes the effects of annualized taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.51% (or a combined marginal federal and state rate of 39.88%) for 2008 and a marginal state income tax rate of 6.37% (or a combined federal and state rate of 39.14%) for 2007, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $4.7 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first nine months of the year was $81.8 million in 2008, an increase of 6% from $77.4 million in 2007, due primarily to a 15% increase in average loans and leases, offset by a 102 basis point decrease in the yield on loans when compared to the first nine months of 2007. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, increased by 4%, to $85.2 million in 2008 from $81.5 million in 2007. The effects of changes in average balances, yields and rates are presented in Table 5.

For the first nine months, total interest income decreased by $7.1 million or 5% in 2008, compared to 2007. On a non-GAAP tax-equivalent basis, interest income decreased by 6%. Average earning assets increased by 7% versus the prior period to $2.9 billion from $2.7 billion; while the average yield earned on those assets decreased by 86 basis points to 6.14%. Comparing the first nine months of 2008 versus the same period in 2007, average total loans and leases grew by 15% to $2.4 billion (84% of average earning assets, versus 78% a year ago), while recording a 102 basis point decrease in average yield to 6.29%. Average commercial loans and leases increased by 19% (due to increases in all categories of commercial loans and leases); average consumer loans increased by 6% (attributable primarily to home equity line growth); and residential real estate loans increased by 14% (reflecting increases in both mortgage and construction lending). Over the same period, average total securities decreased by 15% to $427.3 million (15% of average earning assets, versus 19% a year ago), while the average yield earned on those assets decreased by 36 basis points to 5.59%.

Interest expense for the first nine months of the year decreased by $11.4 million or 20% in 2008 compared to 2007. Average total interest-bearing liabilities increased by 8% over the prior year period, while the average rate paid on these funds decreased by 93 basis points to 2.63%. As shown in Table 4, all categories of interest-bearing liabilities showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2008 vs. 2007			2007 vs. 2006
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(711)	$16,205	$(16,916)	$20,112	$15,687	$4,425
Securities	(4,862)	(3,550)	(1,312)	(1,187)	(2,335)	1,148
Other earning assets	(2,193)	(1,151)	(1,042)	2,351	2,307	44
Total interest income	(7,766)	11,504	(19,270)	21,276	15,659	5,617
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(98)	18	(116)	129	17	112
Regular savings deposits	(56)	(31)	(25)	(135)	(55)	(80)
Money market savings deposits	(7,589)	1,749	(9,338)	9,247	6,177	3,070
Time deposits	(4,590)	(805)	(3,785)	9,176	5,508	3,668
Total borrowings	923	4,143	(3,220)	(2,894)	(4,063)	1,169
Total interest expense	(11,410)	5,074	(16,484)	15,523	7,584	7,939
Net interest income	$3,644	$6,430	$(2,786)	$5,753	$8,075	$(2,322)

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

The provision for loan and lease losses totaled $15.4 million for the first nine months of 2008 compared to $2.4 million in the same period of 2007. This increase was due to growth in the size of the loan portfolio, a higher level of nonperforming loans and internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the first nine months of 2008 of $2.2 million compared to net charge-offs of $1.1 million for the first nine months of 2007.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2008, there were no significant changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 1.54% of total loans and leases at September 30, 2008 and 1.10% at December 31, 2007. The allowance increased during the first nine months of 2008 by $13.2 million, to $38.3 million at September 30, 2008, from $25.1 million at December 31, 2007. The increase in the allowance during the first nine months of 2008 was due primarily to growth in the size of the loan portfolio, a higher level of nonperforming loans and internal risk rating downgrades on a number of existing loans.

Nonperforming loans and leases increased by $32.3 million to $66.7 million at September 30, 2008 from $34.4 million at December 31, 2007, while nonperforming assets increased by $33.6 million for the same period to $68.4 million at September 30, 2008. Expressed as a percentage of total assets, nonperforming assets increased to 2.14% at September 30, 2008 from 1.15% at December 31, 2007. The increase in nonperforming loans and leases was mainly the result of seven residential real estate development loans in the amount of $30.2 million. Management believes these loans are adequately reserved or well secured. The allowance for loan and lease losses represented 57% of nonperforming loans and leases at September 30, 2008, compared to coverage of 73% at December 31, 2007. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $1.7 million at September 30, 2008 and $0.5 million at December 31, 2007. The balance of impaired loans and leases was $52.5 million at September 30, 2008, with specific reserves against those loans of $7.4 million, compared to $21.9 million at December 31, 2007, with specific reserves of $0.9 million.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
Balance, January 1	$25,092	$19,492
Allowance acquired from acquisition	0	2,798
Provision for loan and lease losses	15,401	4,094
Loan charge-offs:
Residential real estate	(149)	0
Commercial loans and leases	(2,096)	(1,103)
Consumer	(609)	(341)
Total charge-offs	(2,854)	(1,444)
Loan recoveries:
Residential real estate	4	12
Commercial loans and leases	459	110
Consumer	164	30
Total recoveries	627	152
Net recoveries (charge-offs)	(2,227)	(1,292)
Balance, period end	$38,266	$25,092
Net charge-offs (recoveries) to average loans and leases (annual basis)	0.12%	0.06%
Allowance to total loans and leases	1.54%	1.10%

The following table presents nonperforming assets at the dates indicated:

	September 30, 2008	December 31, 2007
Non-accrual loans and leases	$64,246	$23,040
Loans and leases 90 days past due	2,074	11,362
Restructured loans and leases	395	0
Total nonperforming loans and leases*	66,715	34,402
Other real estate owned, net	1,698	461
Total nonperforming assets	$68,413	$34,863
Nonperforming assets to total assets	2.14%	1.15%

* Those performing loans and leases considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $33.4 million at September 30, 2008, compared to $3.0 million at December 31, 2007. These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, however most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $35.3 million for the nine month period ended September 30, 2008, a 7% or $2.4 million increase from the same period of 2007. The increase in noninterest income for the first nine months of 2008 was due primarily to an increase of $1.5 million or 19% in service charges on deposits due to higher overdraft fees and an increase of $0.1 million or 7% in Visa check fees reflecting continued growth in electronic transactions. Trust and investment fees increased $0.3 million or 4% due primarily to growth in trust fees. In addition, securities gains increased $0.6 million due primarily to a gain of $0.4 million which was realized from the redemption of stock in Visa, Inc. Other noninterest income increased $0.7 million or 18% due largely to valuation adjustments on matched commercial loan swaps. Insurance agency commissions decreased $0.7 million or 13% due to lower fees on commercial lines and reduced contingency fees while gains on sales of mortgage loans decreased $0.4 million or 18% due to current market conditions.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, 2007 Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks were obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company recorded a liability and corresponding expense in the fourth quarter of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company did not reflect in its financial statements as of December 31, 2007 any value for its membership interest in Visa as a result of the Visa reorganization. The anticipated IPO was completed during the first quarter of 2008, and as a result, a portion of the Company’s shares in Visa were redeemed for a total of $0.4 million reported as a gain on securities sold. In addition, in the first quarter, the Company reversed the liability of $0.2 million mentioned above due to the fact that Visa had funded an escrow account with an amount deemed sufficient to fund any potential losses resulting from the litigation. The Company has 15,890 class B shares remaining that are subject to conversion by VISA.

Total noninterest expenses were $74.9 million for the nine month period ended September 30, 2008, a 1% or $0.4 million increase from the same period in 2007. Excluding the goodwill impairment loss and pension prior service credit, noninterest expenses would have decreased $0.4 million or 1% compared to the prior year period. Salaries and employee benefits decreased $2.3 million or 5% during the first nine months of 2008 due mainly to the credit recognized in the third quarter of $1.5 million for prior service credits relating to the Company’s defined benefit pension plan. Excluding this credit, salaries and benefits decreased $0.8 million or 2% versus the prior year period. This decrease as largely due to a freeze of the defined benefit pension plan effective January 1, 2008, a termination of the Supplemental Executive Retirement Agreements and the elimination of an executive medical plan for non-retired employees. Outside data services grew by $0.4 million or 16%. Amortization of intangible assets increased $0.4 million or 13% due to the two acquisitions completed in the first and second quarters of 2007. The expense trends mentioned above resulted in an improved efficiency ratio of 59.06% for the nine months ended September 30, 2008 as compared to 62.51% for the same period in 2007. Average full-time equivalent employees decreased to 702 during the first nine months of 2008, from 707 during the like period in 2007, a 1% decrease. The ratio of net income per average full-time-equivalent employee after completion of the first nine months of the year was $27,000 in 2008 and $34,000 in 2007.

Income Taxes

The effective tax rate decreased to 28.3% for the nine month period ended September 30, 2008, from 28.7% for the prior year period. This decrease was primarily due to the decrease in income before income taxes.

C. RESULTS OF OPERATIONS – THIRD QUARTER 2008 AND 2007

Net income for the third quarter of the year decreased $2.8 million or 34% to $5.4 million in 2008 from $8.2 million in 2007, representing annualized returns on average equity of 6.64% in 2008 and 10.55% in 2007, respectively. Diluted earnings per share (“EPS”) for the third quarter of the year was $0.33 in 2008, compared to $0.50 in 2007.

Net interest income grew by $0.9 million, or 3%, to $28.1 million for the three months ended September 30, 2008, while total noninterest income declined by $0.3 million, or 2% for the period. Noninterest expenses declined by $0.6 million, or 2% for the period.

The increase in net interest income during 2008 was the result of continued growth in the loan portfolio which was largely offset by lower loan yields due to interest rate reductions by the Federal Reserve. In addition, the Company increased its use of borrowings to fund loan growth as growth in average deposits was not sufficient to support such funding needs. These factors, together with an increased level of nonperforming assets, produced a net interest margin decrease of 14 basis points to 4.02% for the three months ended September 30, 2008, from 4.16% for the same period of 2007.

The provision for loan and lease losses totaled $6.5 million for the third quarter of 2008 compared to $0.8 million in the same period of 2007. This increase was due to internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the third quarter of 2008 of $1.7 million compared to net charge-offs of $0.8 million for the same quarter of 2007.

Third quarter noninterest income was $10.9 million for 2008, representing a 2% or $0.3 million decrease from the third quarter of 2007. The decrease in noninterest income for the quarter was due primarily to a decrease of $0.3 million or 46% in gains on sales of mortgage loans due to lower mortgage volumes reflecting current market conditions and a decrease of $0.2 million or 15% in other noninterest income due to a decline in lease fees and in loan prepayment fees. These decreases were somewhat offset by an increase of $0.3 million or 8% in service charges on deposits due to higher overdraft fees.

Noninterest expenses decreased $0.6 million or 2% for the third quarter of 2008 compared to the same period in 2007. Excluding the goodwill impairment loss of $2.3 million and the pension prior service credit of $1.5 million recognized in the third quarter of 2008, noninterest expenses decreased 5% or $1.4 million for the quarter compared to the prior year period. Excluding the pension prior service credit mentioned above, salaries and benefits decreased $1.2 million or 8% due primarily to the effect of project LIFT together with a freeze of the defined benefit pension plan effective January 1, 2008, a termination of the Supplemental Executive Retirement Agreements and the elimination of an executive medical plan for non-retired employees. Occupancy and equipment expenses decreased $0.3 million or 7% for the quarter due mainly to reduced rent expenses. Other noninterest expenses decreased by $0.2 million or 6% due to the effect of project LIFT.

Income Taxes

The effective tax rate decreased to 25.1% for the third quarter of 2008, from 30.0% for the prior year period. This decrease was primarily due to the decline in income before income taxes.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2007 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on the Company’s purchases of its common stock during the three months ended September 30, 2008.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 2008	0	NA	0	629,996
August 2008	0	NA	0	629,996
September 2008	0	NA	0	629,996

(1) Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

(2) On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or approximately 786,000 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until March 31, 2009, or earlier termination of the program by the Board. The repurchases are made in connection with shares expected to be issued under the Company’s various benefit plans, as well as for other corporate purposes. At September 30, 2008, a total of 629,996 shares remained under the plan.

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

Date: November 6, 2008

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 6, 2008