Form 10-K
period 2008-12-31
SANDY SPRING BANCORP INC
filed 2009-03-16
CIK 824410

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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
☐  Yes   ☒  No*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

The aggregate market value of the voting common stock of the registrant held by nonaffiliates on June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $264 million, based on the closing sales price of $16.58 per share of the registrant's Common Stock on that date.

As of the close of business on February 28, 2009, 16,403,955 shares of the registrant's Common Stock were outstanding.
Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2009 (the "Proxy Statement").
_________________
  * The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents

Forward-Looking Statements	2

Form 10-K Cross Reference Sheet	3

Sandy Spring Bancorp, Inc.	4

About this Report	4

Five Year Summary of Selected Financial Data	5

Securities Listing, Prices and Dividends	6

Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Controls and Procedures	25

Reports of Independent Registered Public Accounting Firms	26

Consolidated Financial Statements	29

Notes to the Consolidated Financial Statements	33

Other Material Required by Form 10-K:

Description of Business	64

Risk Factors	72

Competition	75

Employees	76

Executive Officers	76

Properties	77

Exhibits, Financial Statements, and Reports on Form 8-K	77

Signatures	79

Forward-Looking Statements
Sandy Spring Bancorp, Inc. (the “Company”) makes forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company’s actual future results may differ materially from those indicated.  In addition, the Company's past results of operations do not necessarily indicate its future results. Please also see the discussion of “Risk Factors” on page 72.

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

	Item of Form 10-K	Location
PART I
Item 1.	Business	“Forward-Looking Statements” on page 2, “Sandy Spring Bancorp, Inc.” and “About this Report” on page 4, and “Description of Business” on pages 64 through 72.
Item 1A.	Risk Factors	“Forward-Looking Statements” on page 2, “Risk Factors” on pages 72 through 75.
Item 1B.	Unresolved Staff Comments	Not applicable.
Item 2.	Properties	“Properties” on page 77.
Item 3.	Legal Proceedings	Note 19 “Litigation” on page 56.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2008.
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 6 and “Equity Compensation Plans” on page 7.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 5.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 25.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Forward-Looking Statements” on page 2 and “Market Risk Management” on pages 22 through 25.
Item 8.	Financial Statements and Supplementary Data	Pages 29 through 64.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable.
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 25.
Item 9B.	Other Information	Not applicable.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
The material labeled “Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and  “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 77 of this Report.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” and "Transactions and Relationships with Management" in the Proxy Statement is incorporated in this Report by reference.
Item 14.	Principal Accounting Fees and Services	The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.
PART IV
Item 15.	Exhibits, Financial Statement Schedules	“Exhibits, Financial Statement Schedules” on pages 77 and 78.
SIGNATURES		“Signatures” on page 79.

Sandy Spring Bancorp, Inc.

With $3.3 billion in assets, Sandy Spring Bancorp, Inc. is the holding company for Sandy Spring Bank and its principal subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc.  Sandy Spring Bancorp, Inc. is the second largest publicly traded banking company headquartered in Maryland.  Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Independent and community-oriented, Sandy Spring Bank was founded in 1868 and offers a broad range of commercial banking, retail banking, and trust services through 42 community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia.  Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services.  Visit www.sandyspringbank.com to locate an ATM near you or for more information about Sandy Spring Bank.

About This Report

This report comprises the entire 2008 Form 10-K, other than exhibits, as filed with the SEC.  The 2008 annual report to shareholders, included in this report, and the proxy materials for the 2009 annual meeting are being distributed together to shareholders.  See page 78 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

The SEC has not approved or disapproved this report or passed upon its accuracy or adequacy.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Results of Operations:
Tax-equivalent interest income	$173,389	$186,481	$159,686	$129,288	$117,137
Interest expense	60,386	76,149	58,687	33,982	34,768
Tax-equivalent net interest income	113,003	110,332	100,999	95,306	82,369
Tax-equivalent adjustment	4,545	5,506	6,243	7,128	8,156
Provision for loan and lease losses	33,192	4,094	2,795	2,600	0
Net interest income after provision for loan and lease losses	75,267	100,732	91,961	85,578	74,213
Noninterest income	46,243	44,289	38,895	36,909	30,949
Noninterest expenses	102,089	99,788	85,096	77,194	92,474
Income before taxes	19,421	45,233	45,760	45,293	12,688
Income tax expense (benefit)	3,642	12,971	12,889	12,195	(1,679)
Net income	15,779	32,262	32,871	33,098	14,367
Net income available to common shareholders	15,445	32,262	32,871	33,098	14,367
Per Share Data:
Net income- basic per share	$0.96	$2.01	$2.22	$2.26	$0.99
Net income – basic per common share	0.94	2.01	2.22	2.26	0.99
Net income-diluted per share	0.96	2.01	2.20	2.24	0.98
Net income – diluted per common share	0.94	2.01	2.20	2.24	0.98
Dividends declared per common share	0.96	0.92	0.88	0.84	0.78
Book value per common share (at year end)	19.05	19.31	16.04	14.73	13.34
Financial Condition (at year end):
Assets	$3,313,638	$3,043,953	$2,610,457	$2,459,616	$2,309,343
Deposits	2,365,257	2,273,868	1,994,223	1,803,210	1,732,501
Loans and leases	2,490,646	2,277,031	1,805,579	1,684,379	1,445,525
Securities	492,491	445,273	540,908	567,432	666,108
Borrowings	522,658	426,525	351,540	417,378	361,535
Stockholders’ equity	391,862	315,640	237,777	217,883	195,083
Financial Condition (average for the year):
Assets	3,152,586	2,935,451	2,563,673	2,352,061	2,406,318
Deposits	2,284,648	2,253,979	1,866,346	1,771,381	1,652,306
Loans and leases	2,420,040	2,113,476	1,788,702	1,544,990	1,292,209
Securities	428,479	495,928	559,350	603,882	906,901
Borrowings	513,237	361,884	451,251	355,537	536,758
Stockholders’ equity	324,995	290,224	229,360	204,142	197,556
Performance Ratios (for the year):
Return on average common equity	4.84%	11.12%	14.33%	16.21%	7.27%
Return on average assets	0.49	1.10	1.28	1.41	0.60
Yield on average interest-earning assets	6.02	6.98	6.73	5.95	5.23
Rate on average interest-bearing liabilities	2.56	3.50	3.08	2.02	1.94
Net interest spread	3.46	3.48	3.65	3.93	3.29
Net interest margin	3.92	4.13	4.26	4.39	3.68
Efficiency ratio – GAAP (1)	65.99	66.92	63.67	61.71	87.93
Efficiency ratio – Non-GAAP (1)	59.88	61.92	58.71	58.16	62.86
Dividends declared per share to diluted net income per common share	102.12	45.77	40.00	37.50	79.59
Capital and Credit Quality Ratios:
Average equity to average assets	10.31%	9.89%	8.95%	8.68%	8.21%
Total risk-based capital ratio	13.82	11.28	13.62	13.22	13.82
Allowance for loan losses to loans and leases	2.03	1.10	1.08	1.00	1.01
Non-performing assets to total assets	2.18	1.15	0.15	0.06	0.08
Net charge-offs to average loans and leases	0.32	0.06	0.01	0.02	0.02

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

SECURITIES LISTING, PRICES AND DIVIDENDS

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are traded on the NASDAQ Global Select Market under the symbol SASR.

Transfer Agent and Registrar
American Stock Transfer and Trust Company,  59 Maiden Lane,  New York, New York 10038

Recent Stock Prices and Dividends
Shareholders received quarterly cash dividends totaling $15.8 million in 2008 and $15.0 million in 2007. Sandy Spring Bancorp, Inc. (the “Company”) has increased its dividends per share each year for the past twenty-eight years. Since 2002, dividends per share have risen at a compound annual growth rate of 5%. The increase in dividends per share was 4% in 2008.

The ratio of dividends per share paid on common stock to diluted net income available to common shareholders per share was 102% in 2008, compared to 46% for 2007. The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 32,891 in 2008 and 25,147 in 2007, while issuances pursuant to exercises of stock options and grants of restricted stock were 22,546 and 84,342 in the respective years. Shares issued under the director stock purchase plan totaled 1,479 shares in 2008 and 2,402 shares in 2007.  There were no shares issued in connection with acquisitions in 2008 and 1,577,036 shares were issued in 2007.

The Company has a stock repurchase program that permits the repurchase of up to 5% (approximately 786,000 shares) of its outstanding common stock.  Repurchases are made in connection with shares expected to be issued under the Company's stock option, benefit and compensation plans, as well as for other corporate purposes.  A total of 1,332,869 shares have been repurchased since 1997, when stock repurchases began, through December 31, 2008 under the stock repurchase program. There were no shares repurchased in 2008 and 156,249 shares repurchased in 2007 under the stock repurchase program. As a result of participating in the Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, until December 5, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department.

The number of common shareholders of record was approximately 2,600 as of February 27, 2009.

Quarterly Stock Information
	2008			2007
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$24.38	$28.65	$0.24	$32.41	$38.97	$0.23
2nd	16.16	27.42	0.24	30.98	35.94	0.23
3rd	13.33	23.19	0.24	25.60	32.99	0.23
4th	14.82	22.46	0.24	26.00	31.57	0.23
Total			$0.96			$0.92

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 2008	0	N/A	0	629,996
November 2008	0	N/A	0	629,996
December 2008	0	N/A	0	629,996

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in SEC Rule 10b-18.
(2)
On March 28, 2007, the Company’s board of directors approved a continuation of the stock repurchase program that permits the repurchase of up to 5%, or 786,245 shares, of its outstanding common stock. The current program continued a similar plan that expired on March 31, 2007.  Due to its participation in the TARP, until December 5, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employees benefit plan, without the consent of the Treasury Department.

(3)	Indicates the number of shares remaining under the plan at the end of the indicated month.

The following graph and table show the cumulative total return on the Common Stock of Bancorp over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2003, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2003, in the Common Stock and the securities included in the indexes.

	2003	2004	2005	2006	2007	2008

Sandy Spring Bancorp, Inc.	$100.0	$104.9	$97.8	$109.7	$82.4	$67.5
S&P 500 Index	$100.0	$110.9	$116.3	$134.7	$142.1	$89.5
Peer Group Index	$100.0	$112.7	$107.6	$116.6	$90.5	$98.3

The Peer Group Index includes twenty publicly traded bank holding companies, other than Bancorp, headquartered in the Mid-Atlantic Region as noted and with assets of $2 billion to $7 billion.  The companies included in this index are:  Carter Bank & Trust (VA); City Holding Company (WV); Pennsylvania Commerce Bancorp, Inc. (PA); First Bancorp, Inc. (NC); First Community Bancshares, Inc. (VA); Univest Corporation of Pennsylvania (PA); First Commonwealth Financial Corporation (PA); First Financial Bancorp (OH); F.N.B. Corporation (PA); Harleysville National Corporation (PA); Lakeland Bancorp, Inc. (NJ); NewBridge Bancorp (NC); Peoples Bancorp, Inc. (OH); Stellar One Corporation (VA);  Sun Bancorp, Inc. (NJ); S&T Bancorp, Inc. (PA); TowneBank (VA); Union Bankshares Corporation (VA); Virginia Commerce Bancorp, Inc. (VA); Wesbanco, Inc. (WV). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2008, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by security holders	973,730	$33.47	1,296,853

Equity compensation plans not approved by security holders	0	0	0
Total	973,730	$33.47	1,296,853

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
Net income available to common shareholders for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008, totaled $15.4 million ($0.94 per diluted common share), as compared to $32.3 million ($2.01 per diluted common share) for the prior year.  These results reflect the following events:

•	A 3% increase in net interest income due primarily to continued growth in the loan portfolio, which was largely offset by a decrease in the net interest margin from 4.13% in 2007 to 3.92% in 2008.
•
An increase in the provision for loan and lease losses to $33.2 million in 2008 from $4.1 million in 2007 due mainly to higher charge-offs, increases in internal risk rating downgrades and specific reserves on a higher level of nonperforming loans in the residential real estate development portfolio.

•
An increase of 4% in noninterest income over the prior year due to increased service charges on deposit accounts and higher fees on sales of investment products, offset by decreases in gains on sales of mortgage loans and insurance agency commissions.

•
An increase of 2% in noninterest expenses compared to the prior year due primarily to goodwill impairment charges totaling $4.2 million and a $1.3 million increase in FDIC insurance premiums compared to 2007.

The year 2008 brought about a severe decline in the national and regional economies as well as market volatility of historic proportions. These forces exerted extraordinary pressures on the interest rate performance, credit quality, liquidity and capital adequacy of banks in general and Sandy Spring Bank was not immune to the effects on these important banking performance metrics. Throughout this year of unparalleled financial and market turmoil, the Company’s experienced management team dealt with these critical risk factors with a view to managing for the long term.

The net interest margin declined to 3.92% in 2008 compared to 4.13% in 2007. Market rates declined throughout the year causing loan yields to decrease faster than the rates paid on deposits. In addition, the intense market competition for deposits by local, regional and national banks forced many banks to pay higher rates on deposits. The Company was required to sacrifice a measure of net interest margin by offering higher rates on certificates of deposit and creating new deposit products to maintain liquidity and market share.

The Company addressed the added liquidity risk by the actions mentioned above and also by the use of borrowing lines to lock in relatively low rates for longer terms and by carefully managing lending volumes later in the year. In addition, the Company restructured its primary borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve in order to maximize the amounts of such available lines of credit.

The Company experienced a higher level of credit risk than in prior years due primarily to conditions in its residential real estate development portfolio. As pressures mounted due to the state of the housing market, many residential real estate developers could not survive the lack of sales and thus were unable to service their bank debt. The Company saw nonperforming assets increase to $72.2 million in 2008 from $34.9 million in 2007 primarily due to conditions in its residential real estate development portfolio. The Company has put into place additional staff and reporting tools to enhance its ability to monitor credit quality and identify problems expeditiously as they arise.

Lastly, but certainly most importantly, is the issue of capital adequacy. Despite the challenges discussed above, the Company has remained above all “well-capitalized” regulatory requirement levels. To provide an added margin of protection, the Company completed the sale of $83 million in preferred stock under the U.S. Treasury’s Capital Purchase Program.

We will discuss in further detail the Company’s response to each of the above mentioned risk factors in the following segments of Management’s Discussion and Analysis.

Comparing December 31, 2008 balances to December 31, 2007, total assets increased 9% to $3.3 billion. Loan balances increased by 9% over the prior year primarily due to growth of 13% in commercial loans. The rate of loan growth declined significantly over the second half of the year due to market conditions and management’s decision to improve its overall liquidity position. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 3% over 2007. This growth was accomplished due to higher rates offered on select certificate of deposit accounts and the introduction of new deposit products in response to intense competition for deposits in the Company’s markets. During the same period, stockholders’ equity increased to $391.9 million or 12% of total assets.

Net interest income increased by $3.6 million, or 3%, mainly due to growth in interest-earning assets. The net interest margin decreased from 4.13% for the year 2007 to 3.92% for the year 2008. Noninterest income increased by 4% to $46.2 million compared to the prior year. This increase was due primarily to an increase of $1.6 million in service charges on deposit accounts and an increase of $0.5 million in fees on sales of investment products, partially offset by a decrease of $0.5 million in gains on sales of mortgage loans and $0.7 million in insurance agency commissions. Expressed as a percentage of total revenue (net interest income and noninterest income), noninterest income totaled 30%.  Noninterest expenses grew by $2.3 million or 2% versus the prior year primarily due to a pre-tax impairment charge of $4.2 million to write down the remaining value of goodwill in the Company’s leasing subsidiary, The Equipment Leasing Company. In addition, FDIC insurance premiums increased $1.3 million over the prior year.  These increases were partially offset by a prior service credit of $1.5 million relating to the Company’s pension plan and by a decrease of $1.5 million in merger expenses incurred in 2007.  Excluding the above mentioned one-time expenses, the Company’s successful implementation of its Project LIFT (“Looking Inward For Tomorrow”) initiative was primarily responsible for decreasing noninterest expense during 2008.

Non-performing assets increased substantially to $72.2 million at December 31, 2008 compared to $34.9 million at December 31, 2007. This increase was due primarily to the effect of current market conditions on the Company’s residential real estate development portfolio.  Non-performing assets represented 2.18% of total assets at year-end 2008, versus 1.15% at year-end 2007.  The ratio of net charge-offs to average loans and leases was 0.32% in 2008, compared to 0.06% in 2007.

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

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 70% and 79% of the total allowance at December 31, 2008 and 2007, respectively.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 30% and 21% of the total allowance at December 31, 2008 and 2007, respectively.  The Company has historically had favorable credit quality.  The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Table 1 – Consolidated Average Balances, Yields and Rates (1)

(Dollars in thousands and tax equivalent)
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans and leases (2)
Residential real estate(3)	$660,779	$40,132	6.07%	$586,141	$37,441	6.39%	$588,426	$36,723	6.24%
Consumer	387,983	20,503	5.28	365,334	25,367	6.94	344,316	23,172	6.73
Commercial loans and leases	1,371,278	88,565	6.46	1,162,001	90,730	7.81	855,960	66,657	7.79
Total loans and leases	2,420,040	149,200	6.17	2,113,476	153,538	7.26	1,788,702	126,552	7.08

Securities:
Taxable	242,422	10,684	4.41	279,881	14,603	5.22	310,740	14,710	4.73
Nontaxable	186,057	12,838	6.90	216,047	15,060	6.97	248,610	17,220	6.93
Total securities	428,479	23,522	5.49	495,928	29,663	5.98	559,350	31,930	5.71
Interest-bearing deposits with banks	11,305	112	.99	21,600	1,123	5.20	2,501	123	4.92
Federal funds sold	22,619	555	2.45	42,305	2,157	5.10	21,145	1,081	5.12
Total earning assets	$2,882,443	173,389	6.02%	$2,673,309	186,481	6.98%	$2,371,698	159,686	6.73%
Less: allowances for loan and lease losses	(32,629)			(22,771)			(18,584)
Cash and due from banks	49,981			54,294			46,741
Premises and equipment, net	53,207			52,604			45,980
Other assets	199,584			178,015			117,838
Total assets	$3,152,586			$2,935,451			$2,563,673

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$242,848	$671	0.28%	$236,940	$808	0.34%	$226,699	$657	0.29%
Regular savings deposits	153,123	455	0.30	165,134	535	0.32	182,610	687	0.38
Money market savings deposits	669,239	12,247	1.83	643,047	23,809	3.70	409,578	12,655	3.09
Time deposits	777,979	29,443	3.78	768,005	34,764	4.53	631,712	25,335	4.01
Total interest-bearing deposits	1,843,189	42,816	2.32	1,813,126	59,916	3.30	1,450,599	39,334	2.71
Short-term borrowings	409,933	13,212	3.22	319,418	13,673	4.28	414,274	17,049	4.12
Long-term borrowings	103,304	4,358	4.22	42,466	2,560	6.03	36,977	2,304	6.23
Total interest-bearing liabilities	2,356,426	60,386	2.56	2,175,010	76,149	3.50	1,901,850	58,687	3.08
Net interest income and spread		$113,003	3.46%		$110,332	3.48%		$100,999	3.65%
Noninterest-bearing demand deposits	441,459			440,853			415,747
Other liabilities	29,706			29,364			16,716
Stockholders’ equity	324,995			290,224			229,360
Total liabilities and stockholders’ equity	$3,152,586			$2,935,451			$2,563,673

Interest income/ earning assets			6.02%			6.98%			6.73%
Interest expense/ earning assets			2.10			2.85			2.47
Net interest margin			3.92%			4.13%			4.26%

(1)
Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.51% (or a combined marginal federal and state rate of 39.88%) for 2008, a marginal state income tax rate of 6.55% (or a combined federal and state rate of 39.26%) for 2007 and a marginal state income tax rate of 7.00% (or a combined federal and state rate of 39.55%) for 2006, to increase tax-exempt interest income to a taxable-equivalent basis.  The taxable-equivalent adjustment amounts utilized in the above table to compute yields totaled to $4.5 million in 2008, $5.5 million in 2007, and $6.2 million in 2006.

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

Net interest income for 2008 was $108.5 million, representing an increase of $3.6 million or 3% from 2007. Comparing 2007 to 2006, net interest income increased 11% to $104.8 million.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

The tabular analysis of net interest income performance (entitled "Table 1 – Consolidated Average Balances, Yields and Rates") shows a decrease in net interest margin for 2008 of 21 basis points, or 5% when compared to 2007.  Comparing the years 2008 and 2007 shown in Table 1, average earning assets increased by 8%.  Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The decrease in tax-equivalent net interest margin in 2008 resulted from increases in non-accrual loans coupled with a decrease in interest income due to rapidly declining rates on earning assets which were not offset entirely by declining interest rates on deposits due to intense competition. While average noninterest bearing deposits remained essentially level in 2008, the percentage of noninterest bearing deposits to total deposits decreased to 19% in 2008 compared to 20% in 2007 and 22% in 2006. The decrease in the tax-equivalent net interest margin in 2007 resulted mainly from a higher yield on interest bearing deposits due to the existing flat yield curve. Tax-equivalent net interest income increased by 2% in 2008 (to $113.0 million in 2008 from $110.3 million in 2007) and increased 9% in 2007 (from $101.0 million in 2006).  Pressure on the net interest margin in recent years has been an industry-wide trend and a significant challenge for management.  It has led to greater sophistication in margin management, heightened emphasis on noninterest revenues and improved control over noninterest expenses.  During 2008, margin compression continued as a result of a flat yield curve environment and intense competition for deposits among banks and other providers of financial services and the effect of interest rate cuts by the Federal Reserve throughout 2008. The Company is continuing its emphasis on producing consistent earnings results from its core loan, deposit and noninterest income businesses while exercising greater control over noninterest expenses.

Table 2 – Effect of Volume and Rate Changes on Net Interest Income

		2008 vs. 2007			2007 vs. 2006
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(4,338)	$20,508	$(24,846)	$26,986	$23,515	$3,471
Securities	(6,141)	(3,832)	(2,309)	(2,267)	(3,742)	1,475
Other investments	(2,613)	(1,129)	(1,484)	2,076	2,067	9
Total interest income	(13,092)	15,547	(28,639)	26,795	21,840	4,955
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(137)	18	(155)	151	30	121
Regular savings deposits	(80)	(43)	(37)	(152)	(62)	(90)
Money market savings deposits	(11,562)	931	(12,493)	11,154	8,276	2,878
Time deposits	(5,321)	451	(5,772)	9,429	5,906	3,523
Total borrowings	1,337	5,785	(4,448)	(3,120)	(3,976)	856
Total interest expense	(15,763)	7,142	(22,905)	17,462	10,174	7,288
Net interest income	$2,671	$8,405	$(5,734)	$9,333	$11,666	$(2,333)

* Where volume and rate have a combined effect that cannot be separately identified with either, the variance is allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Interest Income
The Company's interest income decreased by $12.1 million or 7% in 2008, compared to 2007, preceded by an increase of $27.5 million or 18% over 2006. On a tax-equivalent basis, the respective changes were a decrease of 7% in 2008, and an increase of 17% in 2007. Table 2 shows that, in 2008, the decrease in interest income resulted primarily from a decline in earning asset yields which was partially offset by growth in average earning assets.

During 2008, average loans and leases, yielding 6.17% versus 7.26% a year earlier, grew 15% to $2.4 billion, due mainly to an 18% increase in average commercial loans and leases. Average residential real estate loans increased 13% and average consumer loans increased 6% due to growth in home equity lines, while the increase in average commercial loans and leases reflected growth in all categories of such loans. In 2008, average loans and leases comprised 84% of average earning assets, compared to ratios of 79% in 2007 and 75% in 2006. Average total securities, yielding 5.49% in 2008 versus 5.98% last year, declined 14% to $428.5 million. Average non-taxable securities declined in 2008 by 14% compared to 2007. Average total securities comprised 15% of average earning assets in 2008, compared to 19% in 2007 and 24% in 2006. This decline of investment securities in 2008 was due mainly to the need to fund loans as a result of the lack of deposit growth during much of the year, whereas the declines for the prior years were consistent with the Company’s strategic plan to migrate an increasing share of its assets from investment securities to its commercial loan portfolio.

Interest Expense
Interest expense decreased by 21% or $15.8 million in 2008, compared to 2007, primarily as a result of a 94 basis point decrease in the average rate paid on deposits and borrowings (decreasing to 2.56% from 3.50%).

Deposit and borrowing activity during 2008 was driven primarily by extremely volatile market conditions due to the overall state of the national and regional economy. This brought about an intensely competitive market for deposits as liquidity became a major concern for most financial institutions. This lack of overall liquidity in the banking system together with the intensely competitive market for deposits caused the Company to pay somewhat higher rates on interest bearing deposits than it otherwise might normally pay in such a declining rate environment in order to maintain adequate liquidity levels.

In 2007, interest expense increased due to a 42 basis point increase in the average rate paid on deposits and borrowings and an increase of 25% or $362.5 million in average interest bearing deposits. These increases were due in large part, to the flat yield curve environment and a very competitive market for deposits.

Interest Rate Performance
The net interest margin decreased by 21 basis points in 2008, as compared to a decrease in net interest spread of 2 basis points. The difference between these two indicators of interest rate performance is attributable primarily to a decrease in the benefit of funding average earning assets from interest-free sources, which is reflected in the net interest margin. During 2008, the Company experienced virtually the same decrease in the funding rate compared to the yield on earning assets, resulting in a greater decrease in the net interest margin compared to the net interest spread.

In 2007 versus 2006, a greater relative increase in the funding rate compared to the yield on earning assets resulted in a decrease in the net interest margin and spread.

Noninterest Income
Total noninterest income was $46.2 million in 2008, a $2.0 million or 4% increase from 2007. The primary reasons for the increase in noninterest income for 2008, as compared to 2007 were a $1.6 million increase in service charges on deposit accounts, due primarily to higher overdraft fees and the growth in deposits due to the acquisition of Potomac Bank of Virginia (“Potomac”) and County National Bank (“County”) in 2007 and a $0.5 million increase in fees on sales of investment products due to higher annuity sales. These increases were partially offset by decreases in gains on sales of mortgage loans of $0.5 million due to market conditions and insurance agency commissions of $0.7 million. Comparing 2007 to 2006, noninterest income increased $5.4 million or 14%. This increase was mainly due to increases in service charges on deposit accounts from higher overdraft fees and trust and investment management fees due to growth in assets under management. These increases were partially offset by a decrease of $0.2 million in gains on sales of mortgage loans.

The Company recognized securities gains of $0.7 million in 2008 compared to virtually no securities gains in 2007 or 2006. The increase in 2008 was due primarily to a $0.4 million gain on the sale of stock in Visa, Inc.

Service charges on deposits totaled $12.8 million in 2008, an increase of $1.6 million or 15% due primarily to higher overdraft fees.

Fees on sales of investment products increased to $3.5 million from $3.0 million, an increase of $0.5 million or 17% over 2007 due largely to increased sales of annuities as customers sought out a perceived higher level of safety for their investments. Fees on sales of investment products remained virtually level in 2007 compared to 2006. The lack of growth in 2007 was due primarily to uncertain economic conditions and eroding consumer confidence at the time.

Gains on mortgage sales decreased by $0.5 million or 16% in 2008 compared to 2007, after a decrease of 8% in 2007 compared to 2006. The Company achieved gains of $2.3 million on sales of $186.7 million in 2008 compared to $2.7 million on sales of $286.4 million in 2007 and gains of $3.0 million on sales of $296.9 million in 2006. Insurance agency commissions decreased by $0.7 million or 11% in 2008 compared to 2007 after an increase of $0.1 million or 2% in 2007 compared to 2006. The decrease in 2008 was due to declines in commissions on commercial lines and contingency fees.

Trust and investment management fee income amounted to $9.5 million in 2008, a decrease of $0.1 million or 1% compared to 2007, reflecting a decrease in assets under management. During 2008, investment management fees in West Financial Services decreased slightly to $4.6 million due to a decrease in assets under management largely due to market conditions. Trust services fees also showed a small decline to $4.9 million compared to the prior year due mainly to an 18% decrease in assets under management. Trust and investment management fees of $9.6 million for 2007 represented an increase of $0.8 million or 9% over 2006. This increase was due primarily to growth in assets under management at both West Financial Services and in the Company’s trust department. Total assets under management for West Financial Services, trust and investment services decreased $300.3 million or 16% to $1.5 billion at December 31, 2008.

Income from bank owned life insurance reflected an increase of $0.1 million or 3% in 2008 compared to 2007 and an increase of $0.5 million or 20% from 2007 to 2006. The increase in 2007 was due primarily to higher rates and insurance policies added from the two acquisitions. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $72.8 million at December 31, 2008 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 6.78% for 2008.

Noninterest Expenses
Noninterest expenses increased $2.3 million or 2% in 2008, compared to 2007. The increase in expenses in 2008 included goodwill impairment charges of $4.2 million and an increase of $1.3 million in FDIC insurance premiums together with a pension prior service credit of $1.5 million and a decrease of $1.5 million in merger expenses incurred in 2007. Excluding these transactions, noninterest expenses were virtually even with the prior year. Outside data services increased $0.4 million or 10% and intangibles amortization increased $0.4 million or 9%. These increases were offset by decreases of $0.7 million or 1% in salaries and benefits expenses, excluding the pension credit mentioned above, and $0.1 million or 3% in marketing expenses. Comparing 2007 to 2006, noninterest expenses increased $14.7 million or 17% due primarily to a 9% increase in salaries and employees benefits expenses and a 47% increase in other noninterest expenses due largely to merger expenses mentioned above.

Salaries and employee benefits, the largest component of noninterest expenses, decreased $2.2 million or 4% in 2008. This decrease was due in part to the credit recognized in the third quarter of $1.5 million for prior service credits relating to the Company’s defined benefit pension plan. Excluding this credit, salaries and benefits expenses decreased $0.7 million or 1% compared to 2007. This decrease was largely due to a freeze of the defined benefit pension plan effective January 1, 2008, termination of the Supplemental Executive Retirement Agreements and to other elements of Project LIFT. Established at the end of 2007, Project LIFT was adopted by the Company primarily to implement stronger control over operating expenses. Also contributing to the decline in this category of expenses, commission compensation decreased 20% compared to 2007 due to a lower volume of mortgage loan originations resulting from market conditions. Average full-time equivalent employees decreased to 697 in 2008, representing a decrease of 2% from 709 in 2007, which was 13% above the 626 full-time equivalent employees in 2006.

In 2008, occupancy expense increased $0.4 million or 4%. This increase was due in part to new branches acquired in the County National Bank acquisition which occurred in May, 2007. The rate of increase was $1.9 million or 22% in 2007 over 2006 due to rent increases on existing properties and the addition of acquired branches. Equipment expenses decreased $0.4 million or 6% in 2008 compared to 2007. This decrease was due mainly to lower negotiated software expenses and one time expenses incurred in connection with the acquisition of Potomac Bank and County National Bank in 2007. Marketing expense decreased by $0.1 million or 3% in 2008 following a decrease of $0.3 million or 13% in 2007. The decrease in 2007 was due mainly to the Company’s efforts to better control its noninterest expenses and was continued in 2008 under project LIFT.

Expenses for outside data services increased $0.4 million or 10% in 2008 compared to 2007 due to the overall growth of the loan and deposit portfolios and the effect of a full year of expense relating to the ten branches added from the acquisitions of County and Potomac in 2007. Outside data services increased $0.8 million or 24% in 2007 compared to 2006 due to growth in the loan and deposit portfolio resulting from the two acquisitions.

As a result of its annual assessment in September 2008, the Company determined that a triggering event had occurred in The Equipment Leasing Company and, accordingly, the Company began a two phase impairment analysis of goodwill. The Phase I analysis utilized both the Income approach (discounted future cash flow analysis) and the Market approach (using price to earnings multiples of comparable companies). The results obtained from the Phase I analysis indicated a potential impairment might exist and that a Phase II analysis was required to determine the amount of the impairment. Based on its Phase I analysis the Company recorded an estimated impairment charge of $2.3 million. Upon completion of its Phase II analysis in the fourth quarter of 2008, the Company determined that an additional impairment charge of $1.9 million was warranted. This additional charge, which constituted the remaining goodwill in The Equipment Leasing Company was recorded in the fourth quarter of 2008. The total impairment charges of $4.2 million were recorded in the income statement under the caption “Goodwill impairment loss”.

Other noninterest expenses decreased $0.4 million or 2% compared to 2007. This decrease was due primarily to merger expenses of $1.5 million recognized in 2007 which were largely offset by an increase of $1.3 million in FDIC insurance premiums in 2008 and the control of discretionary expenses under Project LIFT. Other noninterest expenses increased $5.5 million or 46% in 2007 compared to 2006 due mainly to merger expenses, higher consulting and professional fees and an expense accrual for possible Visa, Inc. litigation costs.

Amortization of intangible assets increased $0.4 million or 9% over 2007 due to the effect of a full year of amortization relating to the two acquisitions in 2007. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately five years at December 31, 2008. Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. In November 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks were obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company recorded a liability and corresponding expense in the fourth quarter of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company has not reflected in its financial statements any value for its membership interest in Visa as a result of the Visa reorganization. The anticipated IPO was completed during the first quarter of 2008, and as a result, a portion of the Company’s shares in Visa were redeemed for a total of $0.4 million reported as a gain on securities sold. In addition, in the first quarter of 2008, the Company reversed the liability of $0.2 million mentioned above due to the fact that Visa had funded an escrow account with an amount deemed sufficient to fund any potential losses resulting from the litigation at that time.

In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services which involved a payment from the escrow account mentioned above for approximately $1.7 billion, which exceeds the amount that Visa had originally funded in the escrow account for this purpose. It is currently intended that the Class B shareholders, such as the Company, will bear this cost via a reduction in their number of shares received as a result of the public offering. The Company recorded no additional expense as a result of this settlement due to its immateriality. The Company currently has 15,890 class B shares remaining that are subject to conversion by Visa prior to the above adjustment in shares.

Operating Expense Performance
Management views the efficiency ratio as an important measure of expense performance and cost management. The ratio expresses the level of noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). This is a GAAP financial measure. Lower ratios indicate improved productivity.

Non-GAAP Financial Measure
The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation of the non-GAAP efficiency ratio exclude the goodwill impairment loss in 2008, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled in Table 3. As shown in Table 3, both efficiency ratios decreased in 2008. This decrease was mainly the result of the decline in noninterest expenses in 2008 compared to 2007 coupled with the increase in net interest income in 2008.

Table 3 – GAAP and non-GAAP efficiency ratios

(In thousands)	2008	2007	2006	2005	2004
GAAP Efficiency ratio:
Noninterest expenses	$102,089	$99,788	$85,096	$77,194	$92,474
Net interest income plus noninterest income	154,702	149,115	133,651	125,087	105,162

Efficiency ratio – GAAP	65.99%	66.92%	63.67%	61.71%	87.93%

Noninterest expenses	$102,089	$99,788	$85,096	$77,194	$92,474
Plus non-GAAP adjustment:
Pension prior service credit	1,473	0	0	0	0
Less non-GAAP adjustments:
Amortization of intangible assets	4,447	4,080	2,967	2,198	1,950
Goodwill impairment loss	4,159	0	0	0	1,265
FHLB prepayment penalties	0	0	0	0	18,363
Noninterest expenses – as adjusted	$94,956	$95,708	$82,129	$74,996	$70,896

Net interest income plus noninterest income
Plus non-GAAP adjustment:
Tax-equivalency	4,545	5,506	6,243	7,128	8,156
Less non-GAAP adjustments:
Securities gains	663	43	1	3,262	540
Net interest income plus noninterest
Income – as adjusted	$158,584	$154,578	$139,893	$128,953	$112,778

Efficiency ratio – Non-GAAP	59.88%	61.92%	58.71%	58.16%	62.86%

Provision for Income Taxes
The Company had an income tax expense of $3.6 million in 2008, compared with an income tax expense of $13.0 million in 2007 and $12.9 million in 2006. The resulting effective tax rates were 19% for 2008, 29% for 2007, and 28% for 2006. The decline in the effective tax rate for 2008 compared to 2007 was due to a change in the amount of tax advantaged income as a percent of taxable income.

Balance Sheet Analysis
The Company's total assets increased $269.7 million to $3.3 billion at December 31, 2008. Earning assets increased $303.2 million to $3.1 billion at December 31, 2008. These increases were mainly due to growth in the loan portfolio.

Loans and Leases
Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, increased $23.5 million or 4%, during 2008 to $646.8 million at December 31, 2008. Residential construction loans increased to $189.2 million in 2008, an increase of $22.2 million or 13%. Permanent residential mortgages, most of which are 1-4 family, remained virtually even with the prior year at $457.6 million.

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

Commercial loans and leases increased by $160.1 million or 13%, to $1.4 billion at December 31, 2008. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans.

In general, the Company's commercial real estate loans consist of owner occupied properties where an established banking relationship exists or, to a lesser extent, involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. Commercial mortgages rose $184.6 million or 28% during 2008, to $847.5 million at year-end. Commercial construction loans decreased $39.7 million or 15% during the year, to $223.2 million at December 31, 2008. While the Company follows generally very conservative underwriting guidelines, it has not been immune to the continued rapid deterioration in the national and regional economy, and particularly its effect on the real estate market. The state of the economy and its effect on builders and developers is the primary reason for the decrease in this loan sector. Other commercial loans increased $17.7 million or 6% during 2008 to $333.8 million at year-end.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida. The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand. The leasing portfolio decreased $2.5 million or 7% in 2008, to $33.2 million at year-end due in large part to market conditions and their effect on small and medium-sized businesses.

Consumer lending continues to be important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines of credit. The consumer loan portfolio increased 8% or $29.9 million, to $406.2 million at December 31, 2008. This growth was driven largely by an increase of $43.4 million or 14% in home equity lines and loans during 2008 to $352.0 million at year-end. This increase was a result of growth in the volume of such lines and a higher utilization rate.

Table 4 – Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Residential real estate:
Residential mortgages	$457,571	$456,305	$390,852	$413,324	$371,924
Residential construction	189,249	166,981	151,399	155,379	137,800
Commercial loans and leases:
Commercial real estate	847,452	662,837	509,726	415,983	386,911
Commercial construction	223,169	262,840	192,547	178,764	88,974
Leases	33,220	35,722	34,079	23,644	15,618
Other commercial	333,758	316,051	182,159	162,036	135,116
Consumer	406,227	376,295	344,817	335,249	309,102
Total loans and leases	$2,490,646	$2,277,031	$1,805,579	$1,684,379	$1,445,525
Table 5 – Loan Maturities and Interest Rate Sensitivity

	At December 31, 2008
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$189,093	$142	$14	$189,249
Commercial construction loans	202,361	5,328	15,480	223,169
Commercial loans not secured by real estate	234,806	78,569	20,383	333,758
Total	$626,260	$84,039	$35,877	$746,176

Rate Terms:
Fixed	$38,344	$73,933	$20,383	$132,660
Variable or adjustable	587,916	10,106	15,494	613,516
Total	$626,260	$84,039	$35,877	$746,176

Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 11% or $47.2 million to $492.5 million at December 31, 2008, from $445.3 million at December 31, 2007. This increase was due primarily to the investment of the proceeds of the Company’s sale of preferred stock to the U.S. Treasury under the TARP. Such proceeds were received late in the fourth quarter of 2008 and were added to the investment portfolio as a conservative, temporary and non-leveraged selection of investments until such time that economic conditions permit a prudent migration of such funds to the loan portfolio. Excluding the investment of the TARP proceeds, the investment portfolio decreased $35.9 million or 8% compared to 2007. This decline was due to the maturity of securities, which provided liquidity needed to fund loan growth in 2008.

As investments mature or are called, the proceeds will be reinvested to further reduce duration and interest rate risk by reducing the heavy concentration in municipal bonds and restructuring into shorter duration U.S. agencies or U.S. agency mortgage-backed securities, whichever exhibits higher yields at a value price. These strategies will be executed with consideration given to interest rate trends and the structure of the yield curve with constant due diligence of economic projections and analysis.

Table 6 – Analysis of Securities
The composition of securities at December 31 for each of the latest three years was:

(In thousands)	2008	2007	2006
Available-for-Sale: (1)
U.S. Treasury	$0	$2,973	$597
U.S. Agencies and Corporations	137,320	139,310	243,089
State and municipal	2,700	2,761	2,390
Mortgage-backed (2)	145,076	32,356	1,577
Trust preferred	6,281	9,051	8,992
Marketable equity securities	350	350	200
Total	291,727	186,801	256,845
Held-to-Maturity and Other Equity
U.S. Agencies and Corporations	0	34,419	34,408
State and municipal	170,871	199,427	232,936
Mortgage-backed (2)	747	860	0
Other equity securities	29,146	23,766	16,719
Total	200,764	258,472	284,063
Total securities (3)	$492,491	$445,273	$540,908

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2008, 2007 or 2006.

Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2008 are presented in Table 7. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 7 – Maturity Table for Debt Securities at December 31, 2008
	Years to Maturity
	Within		Over 1		Over 5		Over
	1		Through 5		Through 10		10
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Debt Securities
Available-for-Sale(1)
U. S. Agencies and Corporations	$91,536	3.22	$43,883	3.34	$0	0.00	$0	0.00	$135,419	3.26
State and municipal (2)	0	0.00	2,066	7.42	597	6.01	0	0.00	2,663	7.10
Mortgage-backed	4,589	5.35	139,571	4.61	478	5.80	0	0.00	144,638	4.64
Corporate debt	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00
Trust preferred	3,107	9.41	4,782	9.23	0	0.00	0	0.00	7,889	9.30
Total	$99,232	3.51%	$190,302	4.46%	$1,075	5.92%	$0	0.00%	$290,609	4.14%

Debt Securities
Held-to-Maturity (1)

State and municipal	$55,231	7.10%	$107,659	6.82%	$1,997	6.24%	$5,984	7.33%	$170,871	6.92%
Mortgage-backed	0	0.00	747	8.51%	0	0.00%	0	0.00%	747	8.51%
Total	$55,231	7.10%	$108,406	6.81%	$1,997	6.24%	$5,984	7.33%	$171,618	6.91%

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale increased $4.3 million to $11.4 million as of December 31, 2008 from $7.1 million as of December 31, 2007. Originations and sales of these loans and the resulting gains on sales decreased during 2008 due to the deteriorating state of the national and regional economy throughout the year.

The aggregate of federal funds sold and interest-bearing deposits with banks increased $38.1 million to $60.5 million in 2008.

Bank owned life insurance increased $2.9 million or 4% to $72.8 million as of December 31, 2008 due to the increase in cash surrender value of the underlying policies.

Deposits and Borrowings
Total deposits were $2.4 billion at December 31, 2008, increasing $91.4 million or 4% from $2.3 billion at December 31, 2007. Year-end balances for noninterest-bearing demand deposits increased $27.5 million or 6% over the prior year. For the same period, interest-bearing deposits grew $63.9 million or 3%, attributable in large part to an increase in certificates of deposit, which increased 21% (up $144.5 million). This increase was somewhat offset by a decline in money market savings, which decreased 9% (down $61.8 million). In addition, demand deposits decreased 4% (down $10.9 million) and regular savings decreased by 5% (down $7.8 million). When deposits are combined with short-term borrowings from core customers, such growth in customer funding sources totaled 3% over the prior year.

Total borrowings increased by $96.1 million or 23% during 2008, to $522.7 million at December 31, 2008, primarily to fund loan growth.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2008, total stockholders' equity increased 24% or $76.3 million to $391.9 million at December 31, 2008, from $315.6 million at December 31, 2007.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”) , with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 651,547 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price of $83,094,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to date but excluding the redemption date. Prior to February 15, 2012, the company may redeem shares of Series A only if it has received aggregate gross proceeds of not less than $20,773,500 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval. The restrictions on redemption are set forth in the Articles Supplementary to the Company’s Articles of Incorporation.The warrant is exercisable at $19.13 per share at any time on or before December 5, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Series A preferred stock and the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has registered the Series A preferred stock, the warrant, and the shares of common stock underlying the warrant (the “warrant shares”). Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the warrant shares prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $83,094,000 from one or more qualified equity offerings and (b) December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, the Company’s Senior Executive Officers, as defined in the Purchase Agreement each: (i) voluntarily waived any claim against the Treasury or the Company for any change to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus incentive and other benefit plans, arrangements and policies and agreements ( including so-called “golden parachute” agreements) as they related to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to the Senior Executive Officer’s employment agreement that provides that any severance payments made to the Senior Executive Officer will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

Pursuant to the terms of the Purchase Agreement, prior to the earlier of (i) December 5, 2011 or (ii) the date on which the Series A preferred stock has been redeemed in full or Treasury has transferred all of the Series A preferred stock to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.24 per share or repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

In addition, pursuant to the Articles Supplementary, so long as any shares of Series A preferred stock remain outstanding, the Company may not declare or pay any dividends or distributions on the Company’s common stock or any class or series of the Company’s equity securities ranking junior, as to dividends and upon liquidation, to the Series A preferred stock (“junior stock”) (other than dividends payable solely in shares of common stock) or any other class or series of the Company’s equity securities ranking, as to dividends and upon liquidation, on a parity with the Series A preferred stock (“parity stock”), and may not repurchase or redeem any common stock, junior stock or parity stock, unless all accrued and unpaid dividends for past dividend periods, including the latest completed dividend period, have been paid or have been declared and a sufficient sum has been set aside for the benefit of the holders of the Series A preferred stock.

The recently enacted American Recovery and Reinvestment Act of 2009 requires the Department of the Treasury to establish additional standards for executive compensation for participants in the TARP Capital Purchase Program. These standards must include a prohibition on making any severance payment to a named executive officer or any of the next five most highly compensated employees and a prohibition on paying or accruing any bonus, retention award or incentive compensation to, in the case of the Company, at least the five most highly compensated employees, other than certain restricted stock awards. This legislation also permits participants in the TARP Capital Purchase Program to redeem the preferred shares issued to the Treasury without regard to the limitations in the Articles Supplementary described above.

External capital formation, resulting from exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $0.8 million during 2008. The ratio of average equity to average assets was 10.31% for 2008, as compared to 9.89% for 2007 and 8.95% for 2006.

Stockholders’ equity was also affected by an increase of $6.5 million in accumulated other comprehensive loss (comprised of net unrealized gains and losses on available-for-sale securities after tax effects and an adjustment to reflect activity in the Company’s defined benefit pension plan, net of tax effect) from ($1.1 million) at December 31, 2007 to ($7.6 million) at December 31, 2008.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. On December 31, 2008, the Company exceeded all applicable capital requirements, with a total risk-based capital ratio of 13.82%, a Tier 1 risk-based capital ratio of 12.56%, and a leverage ratio of 11.00%. Tier 1 capital of $346.3 million and total qualifying capital of $380.9 million each included $35.0 million in trust preferred securities as permitted under Federal Reserve Guidelines (see “Note 11—Long-term Borrowings” of the Notes to the Consolidated Financial Statements). Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, Tier 1 capital included $83.1 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above. As of December 31, 2008, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators. Additional information regarding regulatory capital ratios is included in “Note 22—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

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

The allowance is increased by provisions for loan and lease losses, which are charged to expense. Charge-offs of loan and lease amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of previous charge-offs are added back to the allowance. The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology. Provisions amounted to $33.2 million in 2008, $4.1 million in 2007 and $2.8 million in 2006. Net charge-offs of $7.8 million, $1.3 million and $0.2 million, were recorded in 2008, 2007 and 2006, respectively. The ratio of net charge-offs to average loans and leases was 0.32% in 2008, 0.06% in 2007 and 0.01% in 2006. At December 31, 2008, the allowance for loan and lease losses was $50.5 million, or 2.03% of total loans and leases, compared to $25.1 million, or 1.10% of total loans and leases, at December 31, 2007.

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

Table 8 – Allowance for Loan and Lease Losses

	December 31,
	2008		2007		2006		2005		2004
		% of Loans and		% of Loans and		% of Loans and		% of Loans and		% of Loans and
(In thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Amount applicable to:
Residential real estate:
Residential mortgages	$4,330	18%	$3,807	20%	$2,411	22%	$2,896	24%	$2,571	26%
Residential construction	2,747	8	1,639	7	1,616	8	1,754	9	1,520	10
Total	7,077	26	5,446	27	4,027	30	4,650	33	4,091	36
Commercial loans and leases:
Commercial real estate	19,527	34	7,854	29	5,461	28	4,119	25	4,722	27
Commercial construction	13,046	9	4,092	12	2,197	11	2,152	11	834	6
Other commercial	7,174	14	5,317	14	4,857	10	2,587	10	1,918	9
Subtotal	39,747	57	17,263	55	12,515	49	8,858	46	7,474	42
Leases	908	1	525	2	364	2	298	1	128	1
Total	40,655	58	17,788	57	12,879	51	9,156	47	7,602	43
Consumer	2,794	16	1,858	16	2,586	19	3,080	20	2,961	21
Unallocated	0		0		0		0		0
Total allowance	$50,526		$25,092		$19,492		$16,886		$14,654

During 2008, there were no changes in estimation methods that affected the allowance methodology. Significant variation can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of a small number of borrowers. The unallocated allowance at year-end 2008, when measured against the total allowance, was 0%, as it was in 2007. The total allowance at December 31, 2008, was within the desirable range under the Company’s policy guidelines derived from the allowance methodology.

The allowance increased by $25.4 million or 101% during 2008, which was the amount of the provision for 2008 less the net charge-offs for the year. The required allowance for commercial real estate and other commercial loans and leases increased by $22.9 million, reflective of the significant growth in such loan balances and the increase in nonperforming loans in the commercial portfolio. The required allowance for consumer and residential loans increased $2.5 million during the year, mainly due to an increase in residential mortgage loans.

The increase in the provision for loan and lease losses and the related allowance for 2008 compared to 2007 was due to internal risk rating downgrades, charge-offs and additional specific reserves primarily related to loans in the residential real estate development portfolio. As stated previously, the severe decline in the national and regional economies served to exert extraordinary pressures on the housing market. As a result, many residential real estate developers could not survive the greatly diminished cash flows due to lack of sales and thus were unable to service their bank debt.

At December 31, 2008, total non-performing loans and leases were $69.4 million, or 2.79% of total loans and leases, compared to $34.4 million, or 1.51% of total loans and leases, at December 31, 2007.  The increase in non-performing loans and leases was due primarily to six residential real estate development loans totaling $22.6 million, three commercial loans totaling $4.2 million and one commercial residential real estate loan for $1.0 million. The allowance represented 73% of non-performing loans and leases at both December 31, 2008 and 2007.  Significant variation in the coverage ratio may occur from year to year because the amount of non-performing loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.  Other real estate owned totaled $2.9 million at December 31, 2008 and was $0.5 at December 31, 2007.

The balance of impaired loans was $52.6 million at December 31, 2008, with reserves of $13.8 million against those loans, compared to $21.9 million at December 31, 2007, with reserves of $0.9 million.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 67% of total loans and leases at December 31, 2008, compared to 63% at December 31, 2007.  Historically, the Company has experienced low loss levels with respect to such loans through various economic cycles and conditions.  Risk inherent in this loan concentration is mitigated by the nature of real estate collateral, the Company’s substantial experience in most of the markets served, and its lending practices.

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

At December 31, 2008, the Company had a total of $48.2 million in residential real estate loans and $2.7 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. The Company also had an additional $79.2 million in residential lot loans owned by individuals with an LTV greater than 75%.  Commercial loans, with an LTV greater than 75% to 85%, depending on the type of property, totaled $94.2 million at December 31, 2008. The Company had interest-only loans totaling $101.7 million in its loan portfolio at December 31, 2008.  In addition, virtually all of the Company’s equity lines of credit, $268.9 million at December 31, 2008, which were included in the consumer loan portfolio, were made on an interest-only basis.  The aggregate of all loans with these terms was $594.9 million at December 31, 2008 which represented 24% of total loans and leases outstanding at that date.  The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.

Table 9 – Summary of Loan and Lease Loss Experience

	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance of loan and lease loss
Allowance, January 1,	$25,092	$19,492	$16,886	$14,654	$14,880
Provision for loan and lease losses	33,192	4,094	2,795	2,600	0
Allowance acquired from acquisitions	0	2,798	0	0	0
Loan and lease charge-offs:
Residential real estate	(4,798)	0	0	0	(109)
Commercial loans and leases	(2,677)	(1,103)	(230)	(491)	(173)
Consumer	(988)	(341)	(85)	(44)	(214)
Total charge-offs	(8,463)	(1,444)	(315)	(535)	(496)
Loan and lease recoveries:
Residential real estate	21	12	0	64	54
Commercial loans and leases	475	110	89	89	169
Consumer	209	30	37	14	47
Total recoveries	705	152	126	167	270
Net charge-offs	(7,758)	(1,292)	(189)	(368)	(226)
Balance of loan and lease allowance, December 31	$50,526	$25,092	$19,492	$16,886	$14,654

Net charge-offs to average loans and leases	0.32%	0.06%	0.01%	0.02%	0.02%
Allowance to total loans and leases	2.03%	1.10%	1.08%	1.00%	1.01%

Table 10 – Analysis of Credit Risk

	Years Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Non-accrual loans and leases (1)	$67,950	$23,040	$1,910	$437	$746
Loans and leases 90 days past due	1,038	11,362	1,823	958	1,043
Restructured loans and leases	395	0	0	0	0
Total non-performing loans and leases (2)	69,383	34,402	3,733	1,395	1,789
Other real estate owned, net	2,860	461	182	0	0
Total non-performing assets	$72,243	$34,863	$3,915	$1,395	$1,789

Non-performing loans and leases to total loans and leases	2.79%	1.51%	0.21%	0.08%	0.12%
Allowance for loan and lease losses to non-performing loans and leases	73%	73%	522%	1,210%	819%
Non-performing assets to total assets	2.18%	1.15%	0.15%	0.06%	0.08%

(1)
Gross interest income that would have been recorded in 2008 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $4.0 million, while interest actually recorded on such loans was $0. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $125.7 million at December 31, 2008. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Table 11 - Estimated Changes in Net Interest Income

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	25%	20%	17.5%	12.5%	12.5%	17.5%	20%	25%
December 2008	4.19	4.81	4.35	2.80	N/A	N/A	N/A	N/A
December 2007	-14.82	-10.47	-6.12	-1.91	-0.68	-1.01	-2.84	N/A

As shown above, measures of net interest income at risk decreased from December 31, 2007 at all interest rate shock levels.  All measures remained well within prescribed policy limits.  The sensitivity of net interest income indicated by this analysis is consistent with management’s decision to position the balance sheet in anticipation of the rising interest rates expected in the future when the economic recovery begins. The net interest income at risk position improved in all scenarios. All measures are now positive and well within the Company’s prescribed policy limits.

The risk position improves substantially in the rising rate scenarios because of the increase in volume of securities due to the $83.1 million in additional securities from the utilization of  TARP funds and shorter durations on the entire investment portfolio. There is a larger percentage of securities that will reprice to higher rates in each of the shock bands.

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

Table 12 - Estimated Changes in Economic Value of Equity (EVE)

CHANGE IN INTEREST RATES:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	40%	30%	22.5%	10%	12.5%	22.5%	30%	40%
December 2008	-4.80	1.92	3.61	1.59	N/A	N/A	N/A	N/A
December 2007	-15.40	-9.09	-1.44	3.14	-3.57	-9.01	-13.26	N/A

Measures of the economic value of equity (EVE) at risk decreased over year-end 2007 in all interest rate shock levels. The economic value of equity exposure at +200 bp is now 3.61% compared to –1.44% at year-end 2007, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

The level of equity as well as the market value of portfolio equity has increased significantly due to the infusion of TARP funds into capital in the form of preferred stock. The EVE at risk decreased in all rate shock bands. Due largely to the investment of the TARP proceeds, the duration of the investment portfolio has shortened due to the lower market interest rates and therefore are causing higher market values in the shock bands.

Liquidity
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2008.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 65% of total earning assets at December 31, 2008. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to one hundred eighty (180) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2008, show short-term investments exceeding short-term borrowings by $110.1 million over the subsequent 180 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $957.0 million, of which $591.8 million was available for borrowing based on pledged collateral, with $412.6 million borrowed against it as of December 31, 2008. The line of credit at the Federal Reserve totaled $514.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2008.   Other external sources of liquidity available to the Company in the form of secured lines of credit granted by correspondent banks totaled $40.0 million at December 31, 2008, against which there were no outstanding borrowings.  In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million as of December 31, 2008. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2008.

The Company's time deposits of $100 thousand or more represented 15.71% of total deposits at December 31, 2008 and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	To 12	12	TOTAL
Time deposits—$100 thousand or more	$53,991	$48,117	$173,215	$96,306	$371,629

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

Contractual Obligations
The Company enters into contractual obligations in the normal course of business.  Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices.  Payments required under these obligations, are set forth in the table below as of December 31, 2008.

	Payment Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$66,584	$0	$65,476	$1,108	$0
Operating lease obligations	24,022	4,746	7,873	5,140	6,263
Preferred stock dividends (1)	34,853	3,924	8,309	8,309	14,311
Purchase obligations (2)	24,696	2,423	2,495	6,254	13,524
Total	$150,155	$11,093	$84,153	$20,811	$34,098
(1)	Assumed a seven year term for purposes of this table.
(2)
Represents payments required under contract, based on average monthly charges for 2008 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September 2014.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The attestation report by the Company’s independent registered public accounting firm, Grant Thornton, on the Company’s internal control over financial reporting begins on the following page.

Fourth Quarter 2008 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Sandy Spring Bancorp, Inc.’s  management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended and our audit report dated March 16, 2009 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2009 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Sandy Spring Bancorp, Inc.
and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandy Spring Bancorp, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Sandy Spring Bancorp, Inc. and Subsidiaries adopted “Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Frederick, Maryland
February 29, 2008

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$44,738	$63,432
Federal funds sold	1,110	22,055
Interest-bearing deposits with banks	59,381	0
Cash and cash equivalents	105,229	85,487

Interest-bearing deposits with banks	0	365
Residential mortgage loans held for sale (at fair value)	11,391	7,089
Investments available for sale (at fair value)	291,727	186,801
Investments held to maturity – fair value of $175,908 (2008) and $240,995 (2007)	171,618	234,706
Other equity securities	29,146	23,766

Total loans and leases	2,490,646	2,277,031
Less: allowance for loan and lease losses	(50,526)	(25,092)
Net loans and leases	2,440,120	2,251,939

Premises and equipment, net	51,410	54,457
Other real estate owned	2,860	461
Accrued interest receivable	11,810	14,955
Goodwill	76,248	76,585
Other intangible assets, net	12,183	16,630
Other assets	109,896	90,712
Total assets	$3,313,638	$3,043,953

Liabilities
Noninterest-bearing deposits	$461,517	$434,053
Interest-bearing deposits	1,903,740	1,839,815
Total deposits	2,365,257	2,273,868

Short-term borrowings	421,074	373,972
Long-term borrowings	66,584	17,553
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,861	27,920
Total liabilities	2,921,776	2,728,313

Commitments and contingencies (Notes 2, 7, 10, 11, 18 and 19)

Stockholders’ Equity
Preferred stock – par value $1.00 (liquidation preference of $1,000 per share)
shares authorized 83,094 and 0, respectively; shares issued and outstanding
83,094 and 0, respectively (discount of $3,654 and 0, respectively)	79,440	0
Common stock-par value $1.00; shares authorized 49,916,906 and 50,000,000,
respectively; shares issued and outstanding 16,398,523 (2008) and 16,349,317 (2007)	16,399	16,349
Warrants	3,699	0
Additional paid in capital	85,486	83,970
Retained earnings	214,410	216,376
Accumulated other comprehensive loss	(7,572)	(1,055)
Total stockholders’ equity	391,862	315,640
Total liabilities and stockholders’ equity	$3,313,638	$3,043,953

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Years Ended December 31,
	2008	2007	2006
Interest income:
Interest and fees on loans and leases	$148,765	$152,723	$125,813
Interest on loans held for sale	436	815	739
Interest on deposits with banks	112	1,123	123
Interest and dividends on securities:
Taxable	10,177	13,989	14,132
Exempt from federal income taxes	8,800	10,168	11,555
Interest on federal funds sold	555	2,157	1,081
Total interest income	168,845	180,975	153,443
Interest expense:
Interest on deposits	42,816	59,916	39,334
Interest on short-term borrowings	13,212	13,673	17,049
Interest on long-term borrowings	4,358	2,560	2,304
Total interest expense	60,386	76,149	58,687
Net interest income	108,459	104,826	94,756
Provision for loan and lease losses	33,192	4,094	2,795
Net interest income after provision for loan and lease losses	75,267	100,732	91,961
Noninterest income:
Securities gains	663	43	1
Service charges on deposit accounts	12,778	11,148	7,903
Gains on sales of mortgage loans	2,288	2,739	2,978
Fees on sales of investment products	3,475	2,989	2,960
Trust and investment management fees	9,483	9,588	8,762
Insurance agency commissions	5,908	6,625	6,477
Income from bank owned life insurance	2,902	2,829	2,350
Visa check fees	2,875	2,784	2,381
Other income	5,871	5,544	5,083
Total noninterest income	46,243	44,289	38,895
Noninterest expenses:
Salaries and employee benefits	53,015	55,207	50,518
Occupancy expense of premises	10,762	10,360	8,493
Equipment expenses	6,156	6,563	5,476
Marketing	2,163	2,237	2,583
Outside data services	4,373	3,967	3,203
Amortization of intangible assets	4,447	4,080	2,967
Goodwill impairment loss	4,159	0	0
Other expenses	17,014	17,374	11,856
Total noninterest expenses	102,089	99,788	85,096
Income before income taxes	19,421	45,233	45,760
Income tax expense	3,642	12,971	12,889
Net income	15,779	32,262	32,871
Preferred stock dividends and discount accretion	334	0	0
Net income available to common shareholders	$15,445	$32,262	$32,871
Basic net income per share	$0.96	$2.01	$2.22
Basic net income per common share	$0.94	$2.01	$2.22
Diluted net income per share	$0.96	$2.01	$2.20
Diluted net income per common share	$0.94	$2.01	$2.20
Dividends declared per common share	$0.96	$0.92	$0.88

See Notes to Consolidated Financials Statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$15,779	$32,262	$32,871
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,837	10,648	8,859
Goodwill impairment loss	4,159	0	0
Provision for loan and lease losses	33,192	4,094	2,795
Stock option expense	772	1,128	624
Deferred income taxes benefits	(10,517)	(2,721)	(986)
Origination of loans held for sale	(188,899)	(280,152)	(294,027)
Proceeds from sales of loans held for sale	186,723	286,398	296,916
Gains on sales of loans	(2,126)	(2,739)	(2,978)
Securities gains	(663)	(43)	(1)
Losses (gains) on sales of premises and equipment	46	(289)	0
Net decrease (increase) in accrued interest receivable	3,145	2,020	(2,056)
Net increase in other assets	(8,647)	(4,931)	(3,913)
Net increase (decrease) in accrued interest payable and other Liabilities	8,620	(2,913)	5,485
Other-net	(10,368)	3,861	(341)
Net cash provided by operating activities	42,053	46,623	43,248
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks	0	2,609	(2,223)
Purchases of other equity securities	(5,379)	(4,548)	(1,506)
Purchases of investments available for sale	(295,661)	(83,440)	(94,984)
Proceeds from redemption of VISA stock	429	0	0
Proceeds from maturities, calls and principal payments of investments held to maturity	63,105	36,038	27,936
Proceeds from maturities, calls and principal payments of investments available for sale	189,569	208,555	95,396
Proceeds from sales of other real estate owned	240	(179)	0
Proceeds from sales of premises and equipment	0	650	0
Net increase in loans and leases receivable	(224,095)	(178,172)	(187,578)
Purchase of loans and leases	0	0	(2,148)
Proceeds from sale of loans and leases	0	0	68,087
Contingent consideration payout	(3,915)	(1,491)	0
Acquisition of business activity, net	0	(15,729)	(1,900)
Expenditures for premises and equipment	(2,250)	(4,780)	(6,674)
Net cash (used in) investing activities	(277,957)	(40,487)	(105,594)
Cash flows from financing activities:
Net increase (decrease) in deposits	91,389	(57,031)	191,013
Net increase (decrease) in short-term borrowings	36,133	39,932	(65,838)
Proceeds from issuance of long-term borrowings	60,000	10,000
Repayment of long-term borrowings	0	(64)	0
Proceeds from issuance of preferred stock and warrants	83,094	0	0
Common stock purchased and retired	0	(4,354)	(866)
Proceeds from issuance of common stock under share-based plans	743	1,823	1,424
Excess tax benefit from stock options exercised	51	110	121
Dividends paid	(15,764)	(14,988)	(13,028)
Net cash provided by (used in) by financing activities	255,646	(24,572)	112,826
Net increase (decrease) in cash and cash equivalents	19,742	(18,436)	50,480
Cash and cash equivalents at beginning of year	85,487	103,923	53,443
Cash and cash equivalents at end of year	$105,229	$85,487	$103,923
Supplemental Disclosures:
Interest payments	$59,902	$76,000	$57,535
Income tax payments	21,404	14,149	10,400
Non-cash Investing and Financing Activities:
Transfers from loans to other real estate owned	$2,723	$90	$182
Reclassification of borrowings from long-term to short-term	10,969	808	350
Details of acquisition:
Fair value of assets acquired	$0	$417,434	$297
Fair value of liabilities assumed	0	(365,709)	(287)
Stock issued for acquisition	0	(58,916)	0
Purchase price in excess of net assets acquired	0	62,600	1,890
Cash paid for acquisitions	0	55,409	1,900
Cash and cash equivalents acquired with acquisitions	0	39,680	0
Acquisition of business activity, net	$0	$15,729	$1,900

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2005, as previously reported	$-	$14,794	$-	$26,599	$177,084	$(594)	$217,883
Adjustment to reflect adoption of SAB 108 effective January 1, 2006					2,175		2,175
Balance as of January 1, 2006 following adoption of SAB 108		14,794		26,599	179,259	(594)	220,058
Comprehensive Income:
Net Income					32,871		32,871
Other comprehensive income (loss) , net of tax effects of $243
(unrealized gains on securities of $619, adjusted for a
reclassification adjustment for gains of $1)						375	375
Total comprehensive income							33,246
Cash dividends- $0.88					(13,028)		(13,028)
Stock Compensation expense				624			624
Stock repurchases- 25,000 shares		(25)		(841)			(866)
Common stock issued pursuant to:
Stock option plan- 35,998 shares		36		824			860
Employee stock purchase plan- 19,439 shares		19		582			601
Director Stock purchase plan- 2,381 shares		3		81			84
Adjustment to initially apply FASB Statement No. 158, net of tax
tax effects of $2,487						(3,802)	(3,802)
Balance at December 31, 2006		14,827		27,869	199,102	(4,021)	237,777
Comprehensive Income:
Net Income					32,262		32,262
Other comprehensive income (loss):
Unrealized gains on securities of $2,141 adjusted for a
reclassification adjustment for gains of $43, net of tax
effects of $837						1,261	1,261
Change in funded status of defined benefit pension, net of tax effects of $1,095						1,705	1,705
Total Comprehensive income							35,228
Cash dividends- $0.92 per share					(14,988)		(14,988)
Stock compensation expense				1,128			1,128
Stock repurchases- 156,249 shares		(156)		(4,198)			(4,354)
Common stock issued pursuant to:
Acquisition of Potomac Bank- 886,989		887		32,190			33,077
Acquisition of CN Bancorp, Inc- 690,047		690		25,149			25,839
Stock option plan- 68,098 shares (78,264 shares issued less 10,166 shares Retired)		68		1,095			1,163
Director Stock Purchase Plan- 2,402 shares		2		75			77
Employee Stock Purchase Plan- 25,147 shares		25		662			687
Restricted Stock- 6,078 shares		6					6
Balances at December 31, 2007		16,349		83,970	216,376	(1,055)	315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008					(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04		16,349		83,970	214,729	(1,055)	313,993
Comprehensive Income:
Net Income					15,779		15,779
Other comprehensive income (loss):
Unrealized losses on securities of $965 adjusted for a
reclassification adjustment for losses of $235, net of tax
effects of $385						(581)	(581)
Change in funded status of defined benefit pension, net of tax effects of $3,937						(5,936)	(5,936)
Total Comprehensive Income							9,262
Cash dividends – $0.96 per share					(15,764)		(15,764)
Preferred stock dividends - $3.48 per share					(289)		(289)
Stock compensation expense				772			772
Warrants issued			3,699				3,699
Preferred stock issued pursuant to:
TARP – 83,094 shares issues	83,094						83,094
Discount from issuance of preferred stock	(3,699)						(3,699)
Discount accretion	45				(45)		0
Common stock issued pursuant to:
Director stock purchase plan – 1,479 shares		2		38			40
Stock option plan – 9,127 shares (16,837 shares issued less 7,710 shares retired)		9		53			62
Employee stock purchase plan – 32,891 shares		33		609			642
Restricted Stock –5,709 shares		6		44			50
Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862

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

Nature of Operations
Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services Inc., located in McLean, Virginia.  Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.  The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.

Policy for Consolidation
The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and the Bank. Consolidation has resulted in the elimination of all significant inter-company balances and transactions. The financial statements of Sandy Spring Bancorp, Inc. (Parent Only) include its investment in the Bank under the equity method of accounting.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, estimates with respect to other than temporary impairment involving investment securities and projections of pension expense and the related liability.

Assets Under Management
Assets held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of the Company or its subsidiaries.  Trust department income and investment management fees are presented on an accrual basis.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with an original maturity of three months or less).

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

During 2006, the Company sold $68.6 million in residential mortgage loans from its loan portfolio on a servicing retained basis.  The Company has recorded an intangible asset for the value of such servicing totaling $0.3 million and $0.4 million at December 31, 2008 and 2007, respectively.

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

The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower (“the time of rate lock”), consistent with Emerging Issues Task Force (“EITF”) 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, and, accordingly, does not recognize the value of the expected normal servicing rights until the underlying loan is sold.  Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments
The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under Statement of Financial Standards “SFAS” No. 133 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed.  Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in net gain on sale of loans.  The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

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

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an amount which, in management's judgment, is adequate to absorb estimated losses on outstanding loans and leases. The allowance represents an estimation made pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  The adequacy of the allowance is determined through careful and continuous evaluation of the loan and lease portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.  The Company’s systematic methodology for assessing the appropriateness of the allowance includes:  (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

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

The specific allowance is used to allocate an allowance for impaired loans as defined in SFAS No. 114. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of potential losses.  Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan.  Allowances are also established by application of credit risk factors to other internally risk-rated loans, individual consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status.  Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

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

Other Real Estate Owned (“OREO”)
OREO, which is included in other assets in the consolidated balance sheets, is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost, or fair value less estimated costs of disposal, on the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  Under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment.

Intangible assets that have finite lives are amortized over their estimated useful lives and also continue to be subject to impairment testing.  All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods that initially did not exceed 15 years.

Note 8 includes a summary of the Company’s goodwill and other intangible assets.  The unidentifiable Intangible Assets Resulting from Branch Acquisitions resulted from two transactions: the purchase of a commercial bank in 1996 and the purchase of seven commercial bank branches in a single transaction in 1999. No goodwill was recorded as a result of these branch acquisitions.   SFAS No. 147, “Acquisitions of Certain Financial Institutions” addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The Statement provides for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. After completing its analysis of the transactions identified above, the Company determined that neither branch acquisition met the definition of a business for purposes of SFAS No. 147 under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the Company has continued to amortize these unidentifiable intangible assets without change in method.

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

Earnings per Common Share
Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance.  The number of potential shares issued pursuant to the stock option plans was determined using the treasury stock method.

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

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2006.

Adopted Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, the Statement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation was effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans).  In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements.  This provision was effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. A company was permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations.  This provision is now effective for all companies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. The required disclosures related to the Company’s defined benefit pension plan are included in Note 14 to the Consolidated Financial Statements.

At its September 2006 meeting, the EITF reached a final consensus on EITF No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. EITF No. 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies totaling $21.7 million as of December 31, 2008 and recorded a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008.

The Company has adopted SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatements quantified under each method in light of quantitative and qualitative factors.  In adopting the requirements of SAB 108, the Company adjusted Net Deferred Tax Assets, disclosed in Note 15, and included in Other Assets in the consolidated financial statements, which had been understated by $2.2 million as of January 1, 2006.  Such understatement resulted from the over accrual of income tax expense in years prior to 2002, which were previously evaluated as being immaterial under the rollover method.  The Company has reported the cumulative effect of the initial application of SAB 108 by adjusting retained earnings as of January 1, 2006 with a credit of $2.2 million.  The adjustment of the quarterly consolidated financial results for 2006 was accomplished by adjusting the applicable financial statement line items when such information was next presented.  Reports previously filed with the SEC will not be amended.

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

In December 2007, the Securities and Exchange Commission staff released  SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this SAB did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP applies to financial assets that are in the scope of SFAS No. 157, “Fair Value Measurements”, to clarify its application in an inactive market. The FSP addresses how management’s internal assumptions should be considered when measuring fair value in cases where relevant observable data does not exist, how observable market information in inactive markets should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP clarifies that in inactive markets there may be more reliance placed upon the use of management’s internal assumptions (Level 3 fair value measurement), but regardless of the valuation technique, the entity should include the appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The FSP is consistent with the Company’s application of SFAS No. 157, therefore the issuance of the standard did not impact the Company’s financial position or results of operations for the Year ended December 31, 2008.

In January 2009, the FASB issued proposed FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.” The purpose of this FSP is to achieve more consistent determinations as to whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred by aligning the impairment guidance in Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, with that of SFAS No 115,  “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for financial statements issued for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company does not expect that the adoption of this FSP will have a material impact on its financial position, results of operations or cash flows.

Pending Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”.  SFAS No.141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. The Statement will change the Company’s accounting treatment for business combinations on a prospective basis.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period per share data presented must be adjusted   retrospectively. The Company is currently assessing the impact of adopting FSP No. EITF 03-6-1.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” These disclosures are as follows:

•	Information about how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies.
•	Disclose the fair value of each major category of plan assets as of each annual reporting date. Asset categories shall be based on the nature and risks of assets in an employer’s plan.
•	The inputs and valuation techniques used to measure the fair value of plan assets.
•	The effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period.
•	Significant concentrations of risk within plan assets.

The FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of this FSP will have a material impact on its financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the 2008 presentation.

Note 2 – Acquisitions
In January 2006, the Company completed the acquisition of Neff & Associates (“Neff”), an insurance agency located in Ocean City, Maryland.  Under the terms of the acquisition agreement, the Company purchased Neff for cash totaling approximately $1.9 million. Additional contingent payments may be made and recorded in 2008 based on the financial results attained by Neff in that year. In the transaction, $0.3 million of assets were acquired, primarily accounts receivable, and $0.3 million of liabilities were assumed, primarily operating payables.  The acquisition resulted in the recognition of $0.5 million of goodwill, which will not be amortized, and $1.4 million of identified intangible assets which are being amortized on a straight-line basis over a period of 5 to 10 years. This acquisition was considered immaterial and , accordingly, no pro forma results of operations are provided for the pre-acquisition periods.

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

The acquisitions of Potomac and CNB, individually and in the aggregate, were not considered material acquisitions for purposes of the pro forma disclosures required by SFAS No. 141, “Business Combinations.”

Note 3 – Cash and Due from Banks
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. In November 2008, the Federal Reserve Bank began paying interest on excess balances maintained. The average balance maintained in 2008 was $10.2 million and in 2007 was $2.1 million.

Note 4 – Investments Available for Sale
The amortized cost and estimated fair values of investments available for sale at December 31 are as follows:

	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$0	$0	$0	$0	$2,953	$20	$0	$2,973
U.S. Agencies and Corporations	135,418	2,003	(101)	137,320	139,057	352	(99)	139,310
State and municipal	2,663	78	(41)	2,700	2,660	101	0	2,761
Mortgage-backed	144,638	1,358	(920)	145,076	32,160	243	(47)	32,356
Trust preferred	7,890	24	(1,633)	6,281	7,887	1,164	0	9,051
Total debt securities	290,609	3,463	(2,695)	291,377	184,717	1,880	(146)	186,451
Marketable equity securities	350	0	0	350	350	0	0	350
Total investments available for sale	$290,959	$3,463	$(2,695)	$291,727	$185,067	$1,880	$(146)	$186,801

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of December 31, 2008	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	2	$14,898	$101	$0	$101
Mortgage-backed	30	66,640	911	9	920
Trust preferred	6	4,950	1,633	0	1,633
State and municipal	4	1,131	41	0	41
	42	$87,619	$2,686	$9	$2,695

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of December 31, 2007	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	2	$20,925	$0	$99	$99
Mortgage-backed	14	12,554	43	4	47
	16	$33,479	$43	$103	$146

Approximately 94% and 100% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of December 31, 2008 and 2007 are rated AAA.  Approximately 4% of the bonds carried in the available-for-sale investment portfolio are rated B1 and 2% are not rated as of December 31, 2008. The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2008 and 2007 all have modest duration risk (2.41 years in 2008 and  1.14 years in 2007), low credit risk, and minimal loss (approximately 2.98% in 2008 and .43% in 2007) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a sufficient period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

	2008		2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$99,232	$99,677	$145,952	$146,531
Due after one year through five years	190,302	190,625	32,990	34,095
Due after five years through ten years	1,075	1,075	5,775	5,825
Due after ten years	0	0	0	0
Total debt securities available for sale	$290,609	$291,377	$184,717	$186,451

There were no sales of investments available for sale during 2008, 2007 and 2006.

At December 31, 2008 and 2007, investments available for sale with a book value of $217.2 million and $173.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2008 and 2007.

Note 5 – Investments Held to Maturity and Other Equity Securities
The amortized cost and estimated fair values of investments held to maturity at December 31 are as follows:

	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Agencies and Corporations	$0	$0	$0	$0	$34,419	$74	$0	$34,493
Mortgage-backed	747	34	0	781	860	14	0	874
State and municipal	170,871	4,415	(159)	175,127	199,427	6,233	(32)	205,628
Total investments held to maturity	$171,618	$4,449	$(159)	$175,908	$234,706	$6,321	$(32)	$240,995

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2008	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	14	$10,658	$159	$0	$159
	14	$10,658	$159	$0	$159

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2007	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	7	$3,340	$1	$31	$32
	7	$3,340	$1	$31	$32

Approximately 16% and 92% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2008 and 2007, are rated AAA and 84% and 8% as of December 31, 2008 and 2007 respectively, are rated AA and AA1, respectively.  The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (6.27 years in 2008 and 4.69 years in 2007), low credit risk, and minimal losses (approximately 1.47% in 2008 and 1% in 2007) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the  original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at December 31 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008		2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$55,231	$55,941	$79,970	$80,493
Due after one year through five years	108,406	111,718	136,614	141,547
Due after five years through ten years	1,997	2,043	11,757	12,108
Due after ten years	5,984	6,206	6,365	6,847
Total debt securities held to maturity	$171,618	$175,908	$234,706	$240,995

At December 31, 2008 and 2007, investments held to maturity with a book value of $140.6 million and $166.3 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2008 or 2007.

Other equity securities at December 31 are as follows:
(In thousands)	2008	2007
Federal Reserve Bank stock	$5,037	$5,033
Federal Home Loan Bank of Atlanta stock	24,034	18,658
Atlantic Central Bank stock	75	75
Total	$29,146	$23,766

Note 6 – Loans and Leases
Major categories at December 31 are presented below:

(In thousands)	2008	2007
Residential real estate:
Residential mortgages	$457,571	$456,305
Residential construction	189,249	166,981
Commercial loans and leases:
Commercial real estate	847,452	662,837
Commercial construction	223,169	262,840
Leases	33,220	35,722
Other commercial	333,758	316,051
Consumer	406,227	376,295
Total loans and leases	2,490,646	2,277,031
Less: allowance for loan and lease losses	(50,526)	(25,092)
Net loans and leases	$2,440,120	$2,251,939

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

At December 31, 2008, the Company had a total of $48.2 million in residential real estate loans and $2.7 million in consumer loans with a loan to value ratio (“LTV”) greater than 90%. The Company also had an additional $79.2 million in residential lot loans owned by individuals with an LTV greater than 75%.  Commercial loans, with an LTV greater than 75% to 85%, depending on the type of property, totaled $94.2 million at December 31, 2008. The Company had interest-only loans totaling $101.8 million in its loan portfolio at December 31, 2008. In addition, virtually all of the Company’s equity lines of credit, $268.9 million at December 31, 2008, which were included in the consumer loan portfolio, were made on an interest-only basis.  The aggregate of all loans with these terms was $493.2 million at December 31, 2008 which represented 20% of total loans and leases outstanding at that date.  The Company is of the opinion that its loan underwriting procedures are structured to adequately mitigate any additional risk that the above types of loans might present.

Activity in the allowance for loan and lease losses for the preceding three years ended December 31 is shown below:

(In thousands)	2008	2007	2006
Balance at beginning of year	$25,092	$19,492	$16,886
Allowance acquired with acquisition of other institutions	0	2,798	0
Provision for loan and lease losses	33,192	4,094	2,795
Loan and lease charge-offs	(8,463)	(1,444)	(315)
Loan and lease recoveries	705	152	126
Net charge-offs	(7,758)	(1,292)	(189)
Balance at year end	$50,526	$25,092	$19,492

Information regarding impaired loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2008	2007	2006
Impaired loans with a valuation allowance	$45,525	$5,710	$286
Impaired loans without a valuation allowance	7,098	16,174	0
Total impaired loans	$52,623	$21,884	$286

Allowance for loan and lease losses related to impaired loans	$13,803	$936	$118
Allowance for loan and lease losses related to other than impaired loans	36,723	24,156	19,374
Total allowance for loan and lease losses	$50,526	$25,092	$19,492

Average impaired loans for the year	$45,947	$14,496	$250
Interest income on impaired loans recognized on a cash basis	$0	$0	$0

Non-accrual loans and leases including the impaired loans reflected in the preceding table, totaled $68.0 million and $23.0 million at December 31, 2008 and 2007 respectively.  Gross interest income that would have been recorded in 2008 if non-accrual loans and leases had been current and, in accordance with their original terms, was $4.0 million, while interest actually recorded on such loans was $0.  The Company’s policy is to continue accrual of interest on loans over 90 days delinquent unless the specific circumstances of the loan dictate otherwise.  In those cases, such loans are then classified as non-accrual loans. At December 31, 2008 such loans 90 days past due and still accruing interest totaled $1.0 million.

Other real estate owned totaled $2.9 million at December 31, 2008 and $0.5 million at December 31, 2007.

Note 7 – Premises and Equipment
Premises and equipment at December 31 consist of:

(In thousands)	2008	2007
Land	$9,954	$9,954
Buildings and leasehold improvements	56,707	56,582
Equipment	35,272	33,839
Total premises and equipment	101,933	100,375
Less: accumulated depreciation and amortization	(50,523)	(45,918)
Net premises and equipment	$51,410	$54,457

Depreciation and amortization expense for premises and equipment amounted to $5.0 million for 2008, $4.9 million for 2007 and $4.2 million for 2006.  There were no contractual commitments at December 31, 2008 to construct branch facilities.

Total rental expense (net of rental income) of premises and equipment for the three years ended December 31 was $5.9 million (2008), $5.7 million (2007) and $4.5 million (2006). Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, as of December 31, 2008 for all non-cancelable operating leases are:

Operating
(In thousands)	Leases
2009	$4,746
2010	4,179
2011	3,694
2012	3,000
2013	2,140
Thereafter	6,263
Total minimum lease payments	$24,022

Note 8 – Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment.  Under the provisions of SFAS No. 144, the acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives. As a result of its annual assessment in September 2008, the Company determined that a triggering event had occurred in The Equipment Leasing Company and, accordingly, the Company began a two phase impairment analysis of goodwill. The Phase I analysis utilized both the Income approach (discounted future cash flow analysis) and the Market approach (using price to earnings multiples of comparable companies). The results obtained from the Phase I analysis indicated a potential impairment might exist and that a Phase II analysis was required to determine the amount of the impairment. Based on its Phase I analysis the Company recorded an estimated impairment charge of $2.3 million. Upon completion of its Phase II analysis in the fourth quarter of 2008, the Company determined that an additional impairment charge of $1.9 million was warranted. This charge, which constituted the remaining goodwill in The Equipment Leasing Company was recorded in the fourth quarter of 2008.

The significant components of goodwill and acquired intangible assets are as follows:

(Dollars in thousands)	Goodwill	Unidentifiable Intangible Assets Resulting From Branch Acquisitions	Other Identifiable Intangibles	Core Deposit Intangible Assets	Total
2008
Gross carrying amount	$77,694	$17,854	$8,301	$9,716	$113,565
Purchase price adjustment	3,822	0	0	0	3,822
Impairment losses	(4,159)	0	0	0	(4,159)
Accumulated amortization*	(1,109)	(16,549)	(4,727)	(2,412)	(24,797)
Net carrying amount	$76,248	$1,305	$3,574	$7,304	$88,431
Weighted average remaining life		0.8	5.7	5.3

2007
Gross carrying amount	$13,603	$17,854	$7,959	$0	$39,416
Purchase price adjustment	1,491	0	0	0	1,491
Acquired during the year	62,600	0	342	9,716	72,658
Accumulated amortization	(1,109)	(14,809)	(3,408)	(1,024)	(20,350)
Net carrying amount	$76,585	$3,045	$4,893	$8,692	$93,215
Weighted average remaining life		1.7	5.9	6.3

*The accumulated amortization in the table above reflects amortization of goodwill prior to the adoption of SFAS 142.

The changes in the carrying amount of goodwill by segment for the twelve months ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	Community Banking	Insurance	Leasing	Investment Management	Total
Balance January 1, 2007	$130	$4,623	$4,159	$3,582	$12,494
Purchase price adjustment	0	0	0	1,491	1,491
Acquired during the year	62,600	0	0	0	62,600
Balance December 31, 2007	62,730	4,623	4,159	5,073	76,585
Purchase price adjustment	(94)	0	0	3,916	3,822
Impairment losses	0	0	(4,159)	0	(4,159)
Balance December 31, 2008	$62,636	$4,623	$0	$8,989	$76,248

Future estimated annual amortization expense is presented below:
(In thousands)
Year	Amount
2009	$3,654
2010	1,958
2011	1,845
2012	1,845
2013	1,778
Later years	1,103

Note 9 – Deposits
Deposits outstanding at December 31 consist of:

(In thousands)	2008	2007
Noninterest-bearing deposits	$461,517	$434,053
Interest-bearing deposits:
Demand	243,986	254,878
Money market savings	664,837	726,647
Regular savings	146,140	153,964
Time deposits of less than $100,000	477,148	416,601
Time deposits of $100,000 or more	371,629	287,725
Total interest-bearing deposits	1,903,740	1,839,815
Total deposits	$2,365,257	$2,273,868

Interest expense on time deposits of $100 thousand or more amounted to $12.7 million, $14.8 million and $11.1 million for 2008, 2007, and 2006, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)
Year	Amount
2009	$617,978
2010	206,938
2011	6,432
2012	8,032
2013	9,396
Total	$848,776

Note 10 – Short-term Borrowings
Information relating to short-term borrowings is as follows for the years ended December 31:

	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At Year End:

Federal Home Loan Bank advances	$345,968	3.63%	$275,957	4.25%	$215,350	4.35%
Retail repurchase agreements	75,106	0.20	98,015	3.00	99,382	4.25
Total	$421,074	3.02	$373,972	3.92%	$314,732	4.32%
Average for the Year:
Federal Home Loan Bank advances	$321,716	3.78%	$209,974	4.47%	$237,145	4.10%
Retail repurchase agreements	88,214	1.18	109,353	3.92	174,150	4.11
Other short-term borrowings	3	2.73	92	5.58	2,979	5.34
Maximum Month-end Balance:
Federal Home Loan Bank advances	$406,965		$275,957		$252,350
Retail repurchase agreements	101,666		122,130		236,427
Other short-term borrowings	0		0		5,300

The Company pledges U.S. Agencies and Corporations securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its repurchase agreements.

The Company has an available line of credit for $956.9 million with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $591.7 million based on pledged collateral at interest rates based upon current market conditions, of which $412.5 million was outstanding at December 31, 2008.  The Company also had lines of credit available from the Federal Reserve of $514.4 million based on pledged collateral   At December 31, 2007, such lines of credit totaled $887.3 million under which $649.2 million was available based on pledged collateral of which $293.5 million was outstanding.  Both short-term and long-term FHLB advances are fully collateralized by pledges of loans.  The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $292.0 million, commercial loans amounting to $525.8 million, home equity lines of credit (“HELOC”) amounting to $326.1 million and Multifamily loans amounting to $19.5 million at December 31, 2008 as collateral under the borrowing agreement with the FHLB.  At December 31, 2007 the Company had pledged collateral of qualifying mortgage loans of $282.6 million, commercial loans amounting to $639.6 million, and HELOC loans amounting to $287.2 million under the above borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $574.4 million at December 31, 2008, collateralized by loans and state and municipal securities. At December 31, 2007, the Company had lines of credit available from the Federal Reserve and correspondent banks of $140.8 million, collateralized by state and municipal securities. In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million at December 31, 2008 and 2007. There were no borrowings outstanding against this unsecured line at December 31, 2008 or 2007.

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

The Company had other long-term borrowings at December 31 as follows:

(In thousands)	2008	2007
FHLB 3.36% Advance due 2009	0	10,000
FHLB 4.34% Advance due 2010	1,809	2,094
FHLB 5.16% Advance due 2010	3,667	4,001
FHLB 3.22% Advance due 2010	5,000	0
FHLB 3.23% Advance due 2010	5,000	0
FHLB 2.98% Advance due 2010	5,000	0
FHLB 2.89% Advance due 2010	5,000	0
FHLB 2.84% Advance due 2010	5,000	0
FHLB 2.80% Advance due 2010	5,000	0
FHLB 2.70% Advance due 2010	10,000	0
FHLB 2.62% Advance due 2010	5,000	0
FHLB 2.13% Advance due 2010	5,000	0
FHLB 2.45% Advance due 2010	10,000	0
FHLB 4.13% Advance due 2013	1,108	$1,458
Total other long-term borrowings	$66,584	$17,553

The 4.13%, 4.34% and 5.16% advances are principal reducing with monthly payments of approximately $30 thousand, $65 thousand and $83 thousand, respectively.  Actual maturities may differ from contractual maturities because the Company may elect to prepay obligations or the advances may be called by the Federal Home Loan Bank.

The following is a maturity schedule for long-term borrowings within the years ending December 31:

Maturities
Year	(in thousands)
2009	$0
2010	65,826
2011	350
2012	350
2013	58
Total	$66,584

Note 12 – Stockholders’ Equity
The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program,  the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”) , with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 651,547 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price of $83,094,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to date but excluding the redemption date. Prior to February 15, 2012, the company may redeem shares of Series A preferred stock  only if it has received aggregate gross proceeds of not less than $20,773,500 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval. The restrictions on redemption are set forth in the Articles Supplementary to the Company’s Articles of Incorporation. The recently enacted American Recovery and Reinvestment Act of 2009 permits the Company to redeem the Series A preferred stock without regard to the limitations in the Articles Supplementary.
The warrants are exercisable at $19.13 per share at any time on or before December 5, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, the Company’s Senior Executive Officers, as defined in the Purchase Agreement each: (i) voluntarily waived any claim against the Treasury or the Company for any change to such Senior Executive Officer’s compensation or benefits that are required to comply with he regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus incentive and other benefit plans, arrangements and policies and agreements ( including so-called “golden parachute” agreements) as they related to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into an amendment to the Senior Executive Officer’s employment agreement that provides that any severance payments made to the Senior Executive Officer will be reduced, as necessary, so as to comply with the requirements of the TARP Capital Purchase Program.

Pursuant to the terms of the Purchase Agreement, prior to the earlier of (i) December 5, 2011 or (ii) the date on which the Series A preferred stock has been redeemed in full or Treasury has transferred all of the Series A preferred stock to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.24 per share or repurchase any shares of its common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

In addition, pursuant to the Articles Supplementary, so long as any shares of Series A preferred stock remain outstanding, the Company may not declare or pay any dividends or distributions on the Company’s common stock or any class or series of the Company’s equity securities ranking junior, as to dividends and upon liquidation, to the Series A preferred stock (“junior stock”) (other than dividends payable solely in shares of common stock) or any other class or series of the Company’s equity securities ranking, as to dividends and upon liquidation, on a parity with the Series A preferred stock (“parity stock”), and may not repurchase or redeem any common stock, junior stock or parity stock, unless all accrued and unpaid dividends for past dividend periods, including the latest completed dividend period, have been paid or have been declared and a sufficient sum has been set aside for the benefit of the holders of the Series A preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 15,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2008, there were 5,925 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter.  The Company has reserved 450,000 authorized but unissued shares of common stock for purchase under the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2008, there were 295,450 shares available for issuance under this plan.

In 2007, the Company’s board of directors renewed a Stock Repurchase Plan by authorizing the repurchase of up to 5% or approximately 786,000 shares of the Company's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under the Company's stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market periodically until March 31, 2009, or earlier termination of the repurchase program by the board.  Repurchases will be made at the discretion of management based upon market, business, legal, accounting and other factors. As a result of participating in the TARP Capital Purchase Program, until December 5, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department. The Company purchased the equivalent of 70,500 shares of its common stock under a prior share repurchase program, which expired on March 31, 2007. No shares were repurchased during 2008. The Company has purchased 156,249 shares under the current share repurchase program through December 31, 2007. Share repurchases under this plan are limited by certain restrictions imposed due to the issuance of the Series A preferred stock mentioned above.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2008, the Bank could have paid additional dividends of $8.2 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2008. There were no other loans outstanding between the Bank and the Company at December 31, 2008 or December 31, 2007.

Note 13 – Stock Based Compensation
At December 31, 2008, the Company had two stock-based compensation plans in existence, the 1999 stock option plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options and restricted stock to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,296,853 are available for issuance at December 31, 2008. It has a term of ten years, and is administered by a committee of at least three independent directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion, when making a grant of stock options, to impose restrictions on the shares to be purchased in exercise of such options.  Outstanding options granted under the expired 1999 stock option plan will continue until exercise or expiration.

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

The board of directors approved the granting of stock options totaling 116,360 in 2008 and 3,750 shares in 2007. The options are subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the respective grants.  In addition, the board of directors granted restricted shares totaling 28,675 shares in 2008 and 750 shares in 2007. The restricted shares are subject to vesting schedules ranging from three to five years with the appropriate portion of the shares vesting each year on the anniversary date of the respective grants. Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period.  The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.8 million and $1.1 million, net of a tax benefits of approximately $0.1 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model with the following weighted-average assumptions as of December 31:

	2008	2007	2006
Dividend yield	3.42%	3.12%	2.43%
Weighted average expected volatility	19.65%	26.71%	19.12%
Weighted average risk-free interest rate	2.88%	4.35%	4.75%
Weighted average expected lives (in years)	6	7	6
Weighted average grant-date fair value	$4.47	$7.50	$8.14

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $0.2 million and $1.1 million, respectively. The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends, if any, occurring since the date the options were granted.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of December 31, 2008.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The following is a summary of changes in shares under option for the years ended December 31:

		2008		2007		2006
			Weighted		Weighted		Weighted
	Aggregate	Number	Average	Number	Average	Number	Average
	Intrinsic	Of	Exercise	Of	Exercise	Of	Exercise
	Value	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of year		996,365	$33.72	1,032,585	$33.77	1,004,473	$33.08
Options (at fair value) related to option plans of acquired companies		—	—	77,811	18.87	—	—
Granted		116,360	27.96	3,750	28.87	105,623	37.40
Forfeited or Expired		(122,158)	27.05	(39,517)	36.58	(41,510)	37.73
Exercised		(16.837)	16.55	(78,264)	17.48	(36,001)	20.53
Balance, end of year	$610,055	973,730	$33.47	996,365	$33.72	1,032,585	$33.77

Options exercisable at year-end	$610,055	839,720	$33.72

Weighted average fair value of options granted during the year			$4.47		$7.50		$8.14

The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contracted Life	Average	Exercisable	Average
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$14.54-$20.69	100,490	2.8	$15.76	100,490	$15.76
$27.96-$32.25	288,821	4.8	30.31	181,162	31.67
$37.40-$38.91	584,419	4.9	38.16	558,068	38.20
	973,730	4.7	33.47	839,720	33.72

A summary of the status of the Company’s restricted stock as of December 31, 2008, is presented below:

	Number	Weighted Average
	Of Shares	Grant-Date Fair Value
Restricted stock at January 1, 2008	24,746	$37.14
Granted	28,675	27.96
Vested	(5,730)	37.03
Forfeited	(6,489)	33.95
Restricted stock at December 31, 2008	41,202	31.27

The total of unrecognized compensation cost related to restricted stock was approximately $1.0 million as of December 31, 2008.  That cost is expected to be recognized over a weighted period of approximately 3.8 years.

Note 14 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. On November 14, 2007, the Company informed employees that the plan would be frozen for new and existing entrants after December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

The Plan's funded status as of December 31 is as follows:
(In thousands)	2008	2007
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$22,942	$22,055
Service cost	0	1,315
Interest cost	1,421	1,337
Actuarial loss	456	734
Curtailment	0	(2,322)
Increase/(decrease) due to amendments during the year	0	0
Increase/(decrease) due to discount rate change	4,429	0
Benefit payments	(737)	(177)
Projected obligation at December 31	28,511	22,942
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	23,799	20,192
Actual return on plan assets	(2,488)	2,384
Employer contributions	4,400	1,400
Benefit payments	(738)	(177)
Fair value of plan assets at December 31	24,973	23,799

Funded status at December 31	$(3,538)	$857 857

Unrecognized prior service cost (benefit)	$0	$(1,589)
Unrecognized net actuarial loss	13,362	5,078
Net periodic pension cost not yet recognized	$(13,362)	$(3,489)
Accumulated benefit obligation at December 31	$28,511	$22,942

Net periodic benefit cost for the previous three years includes the following components:
(In thousands)	2008	2007	2006
Service cost for benefits earned	$0	$1,315	$1,105
Interest cost on projected benefit obligation	1,421	1,337	1,230
Expected return on plan assets	(1,304)	(1,508)	(1,377)
Amortization of prior service cost	(1,589)	(175)	(175)
Recognized net actuarial loss	393	512	445
Net periodic benefit cost	$(1,079)	$1,481	$1,228
The following shows the amounts recognized in accumulated other comprehensive income as of the beginning of the fiscal year, the amount arising during the year, the adjustment due to being recognized as a component of net periodic benefit cost during the year, and the amount remaining to be recognized and therefore a part of accumulated other comprehensive income (loss) as of December 31, 2008:

(In thousands)	Prior Service Cost	Net Gain/(Loss)
Included in accumulated other comprehensive income (loss) as of January 1, 2006	$(1,157)	$8,581
Additions during the year	(782)	(83)
Reclassifications due to recognition as net periodic pension cost	175	(445)
Included in accumulated other comprehensive income (loss) as of December 31, 2006	(1,764)	8,053
Net gain due to plan curtailment	0	(2,322)
Additions during the year	0	(142)
Reclassifications due to recognition as net periodic pension cost	175	(511)
Included in accumulated other comprehensive income (loss) as of December 31, 2007	$(1,589)	$5,078
Additions during the year	0	4,248
Increase due to change in discount rate assumption	0	4,429
Reclassifications due to recognition as net periodic pension cost	1,589	(393)
Included in accumulated other comprehensive income (loss) as of December 31, 2008	$0	$13,362
Applicable tax effect	0	(5,329)
Included in accumulated other comprehensive income(loss) net of tax effect as of December 31, 2008	$0	$8,033

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$0	$1,342

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost as December 31, 2009, 2008 and 2007, respectively:

(In thousands):	2009	2008	2007
Prior service cost	$0	$1,415	$1,589
Net actuarial loss	(13,362)	(4,806)	(5,078)
Net periodic benefit cost not yet recognized	$(13,362)	$(3,391)	$(3,489)

Additional Information
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2008	2007	2006
Discount rate	5.00%	6.00%	6.00%
Rate of compensation increase	N/A	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2008	2007	2006
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	5.50%	7.50%	7.50%
Rate of compensation increase	N/A	4.00%	4.00%

The expected rate of return on assets of 5.50% reflects the Plan’s predominant investment of assets in cash and debt type securities and an analysis of the average rate of return of the S&P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 10 years.

Plan Assets
The Company’s pension plan weighted-average allocations at December 31, 2008 and 2007, by asset category are as follows:

Asset Category	2008	2007
Equity securities	18.1%	47.9%
Debt securities	25.6%	27.6%
Cash, other	56.3%	24.5%
Total	100.0%	100.0%

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

Contributions
The Company, with input from its actuaries, estimates that the 2009 contribution will be approximately $4.0 million.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits (in thousands)
2009	$417
2010	482
2011	573
2012	784
2013	954
2014-2018	7,069

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match.  Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007.  The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company match vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in noninterest expenses and totaled $1.4 million in 2008, $1.5 million in 2007, and $1.4 million in 2006.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in noninterest expense under the plan amounted to $0.2 million in 2007 and $2.3 million in 2006.  For 2008, this incentive plan has been replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan.  It provides a cash bonus to key members of management based on the Company's financial results using a weighted formula. Noninterest expense related to this plan amounted to $0.2 million in 2008.

Executive Incentive Retirement Plan
In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately.  Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service.  Benefit costs related to the Plan included in noninterest expenses for 2008, 2007 and 2006 were $0.4 million, $0.9 million, and $1.0 million, respectively.

Executive Health Reimbursement Plan
In past years, the Company had an Executive Health Reimbursement Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed which resulted in a credit to expense in 2007 of $0.4 million. Currently retired executives that formerly retired under this plan will continue to receive this benefit. There was no expense recorded for this plan in 2008.

Note 15 – Income Taxes
Income tax expense for the years ended December 31 consists of:
(In thousands)	2008	2007	2006
Current Income Taxes:
Federal	$11,404	$13,178	$11,793
State	2,755	2,514	2,082
Total current	14,159	15,692	13,875
Deferred Income Taxes (benefits):
Federal	(8,593)	(2,003)	(845)
State	(1,924)	(718)	(141)
Total deferred	(10,517)	(2,721)	(986)
Total income tax expense	$3,642	$12,971	$12,889

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)	2008	2007
Deferred Tax Assets:
Allowance for loan and lease losses	$20,152	$10,009
Loan and deposit premium/discount	775	997
Intangible assets	0	0
Employee benefits	2,518	3,002
Pension plan OCI	5,328	1,391
Unrealized losses on investments available for sale	0	0
Non-qualified stock option expense	296	149
Other	228	424
Gross deferred tax assets	29,297	15,972
Deferred Tax Liabilities:
Depreciation	(549)	(953)
Intangible assets	(286)	(2,777)
Deferred loan fees and costs	(741)	(1,098)
Unrealized gains on investments available for sale	(306)	(691)
Bond accretion	(336)	(396)
Pension plan costs	(3,917)	(1,733)
Other	(1)	(3)
Gross deferred tax liabilities	(6,136)	(7,651)
Net deferred tax asset	$23,161	$8,321

No valuation allowance exists with respect to deferred tax items.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(19.5)	(9.1)	(9.7)
State income taxes, net of federal income tax benefits	2.8	3.0	2.9
State tax rate change on deferred tax assets	0	(0.4)	0
Other, net	0.5	0.2	0
Effective tax rate	18.8%	28.7%	28.2%

Note 16 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 is as follows:

(In thousands, except per share and per common share data)	2008	2007	2006
Basic:
Net income	$15,779	$32,262	$32,871
Net income available to common stockholders	$15,445	$32,262	$32,871
Average common shares outstanding	16,373	16,015	14,801
Basic net income per share	$0.96	$2.01	$2.22
Basic net income per common share	$0.94	$2.01	$2.22
Diluted:
Net income available to common stockholders	$15,445	$32,262	$32,871
Average common shares outstanding	16,373	16,015	14,801
Stock option adjustment	49	72	126
Warrant adjustment	7	0	0
Average common shares outstanding-diluted	16,429	16,087	14,927
Diluted net income per share	$0.96	$2.01	$2.20
Diluted net income per common share	$0.94	$2.01	$2.20

As of December 31, 2008 options for 873,240 shares of common stock were not included in computing diluted net income per share because their effects were anti-dilutive.

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

(In thousands)	2008	2007
Balance at January 1	$25,708	$38,342
Additions	2,156	3,300
Repayments	(1,106)	(15,934)
Balance at December 31	$26,758	$25,708

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

(In thousands)	2008	2007
Commitments to extend credit and available credit lines:
Commercial	$96,026	$98,930
Real estate-development and construction	58,132	82,498
Real estate-residential mortgage	26,308	2,955
Lines of credit, principally home equity and business lines	614,090	665,778
Standby letters of credit	64,856	55,280
	$859,412	$905,441

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

A summary of the Company’s interest rate swaps is included in the following table:

	As of December 31, 2008
(in thousands)	Weighted Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$4,141	$307	2.3	2.84%	7.39%
Pay Variable/Receive Fixed Swaps	4.141	(307)	2.3	7.39	2.84
Total Swaps	$8,282	$0	2.3	5.12%	5.12%

	As of December 31, 2007
(in thousands)	Weighted Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$3,153	$74	2.7	7.00%	7.47%
Pay Variable/Receive Fixed Swaps	3,153	(74)	2.7	7.47	7.00
Total Swaps	$6,306	$0	2.7	7.24%	7.24%

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

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for residential mortgage loans held for sale.  The Company believes by electing the fair value option on residential mortgage loans held for sale, it will allow the accounting for gains on sale of residential mortgage loans to more accurately reflect the timing and economics of the transaction.  The effect of this adjustment was immaterial to the Company’s financial results for the year ended December 31, 2008.

Valuation Methodologies and Fair Value Heirarchy

 As discussed in Note 1, the Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities.  Such instruments are generally classified within level 1 of the fair value hierarchy.  The Company does not adjust the quoted price for such instruments.

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

Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Residential Mortgage loans held for sale	$-	$11,391	$-	$11,391
Investment securities, available for sale	-	288,573	3,154	291,727
Interest swap agreements	-	307	-	307

Liabilities

Interest swap agreements	$-	$(307)	$-	$(307)

(In thousands)	Significant Unobservable Inputs (Level 3)
Assets

Investments available for sale:

Beginning balance December 31, 2007	$-

Transfer into Level 3	$3,154

Ending balance December 31, 2008	$3,154

We own $4.8 million collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies.  The market for the pooled trust securities at December 31, 2008 is not active and markets for similar securities are also not active.  There are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008,
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•
Our pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets

Impaired loans	$-	$-	$38,820	$38,820

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” impaired loans totaling $52.6 million were written down to their fair value of $38.8 million resulting in an impairment charge of $13.8 million which was included in our allowance for loan losses.

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

 Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 95.0% of the Company's assets and 99.0% of its liabilities at December 31, 2008 and 94.0% of its assets and 99.0% of its liabilities at December 31, 2007.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$116,620	$116,620	$92,941	$93,028
Investments available for sale	291,727	291,727	186,801	186,801
Investments held to maturity and other equity securities	200,764	205,054	258,472	264,761

Loans, net of allowances	2,440,120	2,467,993	2,251,939	2,261,950
Accrued interest receivable and other assets (2)	85,219	85,219	85,759	85,759

Financial Liabilities
Deposits	$2,365,257	$2,380,527	$2,273,868	$2,274,872
Short-term borrowings	421,074	462,130	373,972	395,302
Long-term borrowings	101,584	103,495	52,553	57,311
Accrued interest payable and other liabilities (2)	4,330	4,330	3,552	3,552

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.
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

Investments. The fair value for U.S. Treasury, U.S. Agency, state and municipal, corporate debt and some trust preferred securities was based upon quoted market bids; for mortgage-backed securities upon bid prices for similar pools of fixed and variable rate assets, considering current market spreads and prepayment speeds; and, for equity securities upon quoted market prices.  Certain trust preferred securities were estimated by utilizing the discounted value of estimated cash flows.

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

Note 21 – Parent Company Financial Information
The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

Balance Sheets
	December 31,
(In thousands)	2008	2007
Assets
Cash and cash equivalents	$3,021	$6,601
Investments available for sale (at fair value)	350	350
Investment in subsidiary	386,199	302,980
Loan to subsidiary	35,000	35,000
Other assets	4,315	6,994
Total assets	$428,885	$351,925
Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	2,023	1,285
Total liabilities	37,023	36,285
Stockholders’ Equity
Preferred Stock	79,440	0
Common stock	16,399	16,349
Warrants	3,699	0
Additional paid in capital	85,486	83,970
Retained earnings	214,410	216,376
Accumulated other comprehensive income (loss)	(7,572)	(1,055)
Total stockholders’ equity	391,862	315,640
Total liabilities and stockholders’ equity	$428,885	$351,925

Statements of Income
	Years Ended December 31,
(In thousands)	2008	2007	2006
Income:
Cash dividends from subsidiary	$7,912	$68,880	$13,073
Securities gains	0	0	0
Other income, principally interest	2,609	2,802	2,269
Total income	10,521	71,682	15,342
Expenses:
Interest	2,223	2,223	2,223
Other expenses	796	1,972	1,555
Total expenses	3,019	4,195	3,778
Income before income taxes and equity in undistributed income of subsidiary	7,502	67,487	11,564
Income tax expense (benefit)	(41)	(309)	(471)
Income before equity in undistributed income of subsidiary	7,543	67,796	12,035
Equity in undistributed (excess distributions) income of subsidiary	8,236	(35,534)	20,836
Net income	15,779	32,262	32,871
Preferred stock dividends and discount accretion	334	0	0
Net income available to common shareholders	$15,445	$32,262	$32,871

Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$15,779	$32,262	$32,871
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions of (equity in undistributed) income-subsidiary	(8,237)	35,534	(20,836)
Investment in subsidiary	0	(41,176)	0
Securities gains	0	0	0
Stock compensation expense	772	1,128	624
Net change in other liabilities	448	(142)	(959)
Other-net	(183)	(295)	(91)
Net cash provided by operating activities	8,579	27,311	11,609
Cash Flows from Investing Activities:
Net decrease (increase) in loans receivable	2,811	(6,171)	0
Proceeds from sales of investments available for sale	0	0	0
Increase in note receivable from subsidiary	0	0	0
Net cash (used) provided by investing activities	2,811	(6,171)	0
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	83,094	0	0
Common stock purchased and retired	(83,094)	(4,354)	(866)
Proceeds from issuance of common stock	743	1,823	1,424
Tax benefit from stock options exercised	51	110	121
Dividends paid	(15,764)	(14,988)	(13,028)
Net cash used by financing activities	(14,970)	(17,409)	(12,349)
Net increase (decrease) in cash and cash equivalents	(3,580)	3,731	(740)
Cash and cash equivalents at beginning of year	6,601	2,870	3,610
Cash and cash equivalents at end of year	$3,021	$6,601	$2,870

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2008 and 2007, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital (to risk weighted assets):
Company	$380,947	13.82%	$220,540	8.00%	N/A
Sandy Spring Bank	374,136	13.60	220,127	8.00	$275,159	10.00%
Tier 1 Capital (to risk weighted assets):
Company	346,289	12.56	110,270	4.00	N/A
Sandy Spring Bank	304,542	11.07	110,064	4.00	165,095	6.00
Tier 1 Capital (to average assets):
Company	346,289	11.00	94,466	3.00	N/A
Sandy Spring Bank	304,542	9.69	94,310	3.00	157,183	5.00

As of December 31, 2007:
Total Capital (to risk weighted assets):
Company	$283,571	11.28%	$201,123	8.00%	N/A
Sandy Spring Bank	269,828	10.77	200,480	8.00	$250,601	10.00%
Tier 1 Capital (to risk weighted assets):
Company	258,479	10.28	100,561	4.00	N/A
Sandy Spring Bank	209,737	8.37	100,240	4.00	150,360	6.00
Tier 1 Capital (to average assets):
Company	258,479	8.87	87,386	3.00	N/A
Sandy Spring Bank	209,737	7.22	87,156	3.00	145,260	5.00
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  The Community Banking segment also includes Sandy Spring Bancorp. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $3.3 million in 2008, $2.9 million in 2007 and $1.8 million in 2006.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million in 2008, 2007 and 2006.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses.  Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  Major revenue sources include interest income.  Expenses include personnel and support charges. In 2008, leasing expenses include additional noncash charges of $4.2million for impairment of goodwill related to the acquisition of The Equipment Leasing Company.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $610 million in assets under management.  Major revenue sources include noninterest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million in 2008, 2007 and 2006.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year ended December 31, 2008

Interest income	$167,128	$46	$2,875	$30	$(1,234)	$168,845
Interest expense	60,461	0	1,159	0	(1,234)	60,386
Provision for loan and lease losses	32,583	0	609	0	0	33,192
Noninterest income	34,425	6,675	493	4,542	108	46,243
Noninterest expenses	88,585	5,469	5,082	3,562	(609)	102,089
Income (loss) before income taxes	19,924	1,252	(3,482)	1,010	717	19,421
Income tax expense (benefit)	4,145	510	(1,407)	394	0	3,642
Net income (loss)	$15,779	$742	$(2,075)	$616	$717	$15,779
Preferred stock dividends and discount accretion	334	0	0	0	0	334
Net income (loss) available to common shareholders	$15,445	$742	$(2,075)	$616	$717	$15,445

Assets	$3,317,715	$12,032	$33,585	$13,905	$(63,599)	$$3,313,638

Year ended December 31, 2007

Interest income	$179,364	$104	$2,759	$70	$(1,322)	$180,975
Interest expense	76,319	0	1,152	0	(1,322)	76,149
Provision for loan and lease losses	4,094	0	0	0	0	4,094
Noninterest income	34,680	7,097	818	4,588	(2,894)	44,289
Noninterest expense	89,930	5,515	1,068	3,848	(573)	99,788
Income before income taxes	43,701	1,686	1,357	810	(2,321)	45,233
Income tax expense	11,439	676	539	317	0	12,971
Net income	$32,262	$1,010	$818	$493	$(2,321)	$32,262

Assets	$3,045,055	$12,073	$36,151	$10,037	$(59,363)	$3,043,953

Year ended December 31, 2006

Interest income	$151,982	$68	$2,277	$27	$(911)	$153,443
Interest expense	58,780	0	818	0	(911)	58,687
Provision for loan and lease losses	2,795	0	0	0	0	2,795
Noninterest income	29,480	7,452	884	4,115	(3,036)	38,895
Noninterest expense	75,618	5,690	994	3,588	(794)	85,096
Income before income taxes	44,269	1,830	1,349	554	(2,242)	45,760
Income tax expense	11,398	724	554	213	0	12,889
Net income	$32,871	$1,106	$795	$341	$(2,242)	$32,871

Assets	$2,608,392	$11,146	$32,843	$8,015	$(49,939)	$2,610,457

Note 24 – Quarterly Financial Results (unaudited)
A summary of selected consolidated quarterly financial data for the two years ended December 31, 2008 and December 31, 2007 is reported in the following table.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2008
Interest income	$43,922	$41,845	$42,048	$41,030
Net interest income	26,579	27,119	28,087	26,674
Provision for loan and lease losses	2,667	6,189	6,545	17,791
Income (loss) before income taxes	11,905	7,739	7,154	(7,377)
Net income (loss)	8,205	5,651	5,359	(3,436)
Net income (loss) available to common shareholders	8,205	5,651	5,359	(3,770)

Basic net income (loss) per share	$0.50	$0.35	$0.33	$(0.21)
Basic net income (loss) per common share	0.50	0.35	0.33	$(0.23)
Diluted net income (loss) per share	0.50	0.34	0.33	(0.21)
Diluted net income (loss) per common share	0.50	0.34	0.33	(0.23)

2007
Interest income	$41,894	$46,014	$46,958	$46,109
Net interest income	24,015	26,199	27,212	27,400
Provision for loan and lease losses	839	780	750	1,725
Income before income taxes	10,468	11,333	11,693	11,739
Net income	7,545	8,169	8,181	8,367
Net income available to common shareholders	7,545	8,169	8,181	8,367

Basic net income per share	$0.49	$0.51	$0.50	$0.51
Basic net income per common share	0.49	0.51	0.50	0.51
Diluted net income per share	0.49	0.51	0.50	0.51
Diluted net income per common share	0.49	0.51	0.50	0.51

OTHER MATERIAL REQUIRED BY FORM 10-K

DESCRIPTION OF BUSINESS

General
Sandy Spring Bancorp, Inc. (the “Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 42 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund   administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.  The Company’s Web site is located at www.sandyspringbank.com.

Loan and Lease Products

Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.  The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

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

Commercial Loans and Leases
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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Corporation's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2008, the Company had $58.6 million in SNC purchased outstanding and no SNC sold outstanding.  The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2008, other financial institutions had $13.4 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $65.1 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

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

The Company lends for commercial construction in markets it knows and understands, works selectively with local, top-quality builders and developers, and requires substantial equity from its borrowers.  The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. The Company has mitigated loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

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

Consumer Lending
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

Availability of Filings Through the Company’s Web Site
The Company provides internet access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4, and 5, and amendments to those reports, through the Investor Relations area of the Company’s Web site, at www.sandyspringbank.com.  Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings.  In general, the Company intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC.  However, technical and other operational obstacles or delays caused by the vendor may delay their availability.  The SEC maintains a Web site (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either the Company’s site or the SEC’s site.

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

Bank Regulation
The Bank is a state chartered bank and trust company subject to supervision by the State of Maryland was approved and the Bank began operations as such.  As a member of the Federal Reserve System, the Bank is also subject to supervision by the Federal Reserve.  Deposits of the Bank are insured by the FDIC to the legal maximum. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions.  Under the current system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and for 2008 ranged from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  Due to losses from failed institutions and anticipated future losses, the FDIC has increased assessments for 2009. The FDIC has also announced that it intends to impose an “emergency premium” assessment on insured banks on June 30, 2009.  No institution may pay a dividend if in default of its FDIC assessment.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2008, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2008, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Management” of this report, and “Note 11-Long-term Borrowings,” and "Note 22 – Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

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
Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2008, our interest rate sensitivity simulation model projected that net interest income would not change significantly if interest rates immediately fell by 200 basis points due to the current low level of market interest rates but would increase by 4.35% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Please see “Market Risk Management” on page 22 of this report.

A continuation of recessionary conditions could have an adverse effect on our financial position or results of operations.
United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality and asset values throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a significant negative impact on the industry.  The United States government has taken steps to try to stabilize the financial system, including investing in financial institutions, and also has been working to design and implement programs to stimulate economic recovery. There can be no assurances that these efforts will be successful.  Factors that could continue to pressure financial services companies, including the Company, are numerous and include (1) worsening credit quality, leading to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, and (5) recessionary conditions that are deeper or last longer than currently anticipated.

Changes in local economic conditions could adversely affect our business.
Our commercial and commercial real estate lending operations are concentrated in Anne Arundel, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs, and otherwise negatively affect our performance and financial condition. Recent declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss  in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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
The market price for our common stock has fluctuated, ranging between $13.33 and $28.65 per share during the 12 months ended December 31, 2008. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:
Variations in our anticipated or actual operating results or the results of our competitors;
Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
The size of the public float of our common stock;
Regulatory developments;
The announcement of acquisitions or new branch locations by us or our competitors;
Market conditions; and
General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq Market was 96,252 shares during the twelve months ended December 31, 2008, with daily volume ranging from a low of 10,900 shares to a high of 328,200 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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
Our ability to pay dividends to our shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures or preferred stock have not been made.

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

The limitations on dividends and repurchases imposed through our participation in the TARP Capital Purchase Program may make our common stock less attractive of an investment.
On December 5, 2008, the United States Department of the Treasury (the “Treasury”) purchased newly issued shares of our preferred stock as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our capital stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock, and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.
As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The recently enacted American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees of participants in the Capital Purchase Program.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.
The Securities Purchase Agreement that we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The recently enacted American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business, which may adversely affect our operations.

Our inability to raise capital at attractive rates may restrict our ability to redeem the preferred stock we issued, which may lead to a greater cost of that investment.
The terms of the preferred stock issued to the Treasury provide that the shares pay a dividend at a rate of 5% per year for the first five years after which time the rate will increase to 9% per year.  It is our current goal to repay the Treasury before the date of the increase in the dividend rate.  However, our ability to repay the Treasury will depend on our ability to raise capital, which will depend on conditions in the capital markets at that time, which are outside of our control.  We can give no assurance that we will be able to raise additional capital or that such capital will be available on terms more attractive to us than the Treasury’s investment.

COMPETITION

The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions located in the Bank’s primary market area of Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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

Sandy Spring Insurance Corporation (“SSIC”), a wholly-owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland.  Both agencies face competition primarily from other insurance agencies and insurance companies.  West Financial Services, Inc. (“WFS”), a wholly-owned subsidiary of the Bank, is an asset management and financial planning company located in McLean, Virginia.  WFS faces competition primarily from other financial planners, banks, and financial management companies. The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies.

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

EMPLOYEES

The Company and the Bank employed 717 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2008. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

EXECUTIVE OFFICERS

The following listing sets forth the name, age (as of February 27, 2009), principal position and business experience of each executive officer that is not a director for at least the last five years are set forth below:

R. Louis Caceres, 46, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

William W. Hill, 56, became Executive Vice President of the Bank in 2008. Prior to that, Mr. Hill was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 56, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 50, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 45, joined the Bank in July 2007 as Executive Vice President.  On January 1, 2008 he became president of the Northern Virginia Market.  Prior to joining the Bank Mr. O'Brien was Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 44, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Frank H. Small, 62, became an Executive Vice President of the Company and the Bank in 2001 and Chief Operating Officer of the Bank in 2002.  Prior to that, Mr. Small was an Executive Vice President of the Bank.

Jeffrey A. Welch, 49, became an Executive Vice President and Chief Credit Officer of the Bank in 2008. Prior to joining the Bank, Mr. Welch served as a Senior Vice President of Commerce Bank.

PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2008, Sandy Spring Bank owned 14 of its 42 full-service community banking centers and leased the remaining banking centers. Visit www.sandyspringbank.com for a complete list of community banking and ATM locations.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007, and 2006
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as Amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

3(c)	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Sandy Spring Bancorp, Inc.	Exhibit 4.1 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

4(a)
No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

4(b)	Warrant to Purchase 651,547 Shares of Common Stock of Sandy Spring Bancorp, Inc.	Exhibit 4.3 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(d)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(e)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(f)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(g)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(h)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider

Exhibit No.	Description	Incorporated by Reference to:
10(i)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Frank H. Small	Exhibit 10(o) to Form 10-K for the year ended December 31, 2002, SEC File No. 0-19065.

10(j)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(k)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(l)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(m)*	Amended and Restated Potomac Bank of Virginia 1999 Stock Option Plan	Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-141052

10(n)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(o)*	Form of Amendment to Directors’ Fee Deferral Agreement

10(p)*	Form of Amendment to Employment Agreement for executive officers

10(q)*	Form of Amendment to Employment Agreement for executive officers

10(s)	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 5, 2008, between Sandy Spring Bancorp, Inc. and United States Department of the Treasury	Exhibit 10.1 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(t)	Sandy Spring Bancorp, Inc. Employee Stock Purchase Plan	Exhibit 4 to registration Statement on Form S-8, Registration Statement No. 333-63126

12	Statement of computation of ratio of earnings to combined fixed charges and preferred stock dividends

21	Subsidiaries

23(a)	Consent of McGladrey & Pullen, LLP

23(b)	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

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

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2009.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Solomon Graham	Director
Solomon Graham

/s/ Marshall H. Groom	Director
Marshall Groom

/s/ Gilbert L. Hardesty	Director
Gilbert L. Hardesty

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Charles F. Mess	Director
Charles F. Mess

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Lewis R. Schumann	Director
Lewis R. Schumann

/s/ Hunter R. Hollar	Chairman of the Board,
Hunter R. Hollar	Director