Form 10-Q
period 2009-03-31
SANDY SPRING BANCORP INC
filed 2009-05-11
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO ☐

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

The number of shares of common stock outstanding as of April 22, 2009 is 16,449,908 shares.

SANDY SPRING BANCORP, INC.
INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at
March 31, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Income for the Three Month
Periods Ended March 31, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three
Month Periods Ended March 31, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
Three Month Periods Ended March 31, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	35

ITEM 6. EXHIBITS	35

SIGNATURES	36

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Dollars in thousands)	2009	2008
ASSETS	(Unaudited)
Cash and due from banks	$46,380	$44,738
Federal funds sold	392	1,110
Interest-bearing deposits with banks	126,286	59,381
Cash and cash equivalents	173,058	105,229
Residential mortgage loans held for sale (at fair value)	14,515	11,391
Investments available-for-sale (at fair value)	472,161	291,727
Investments held-to-maturity – fair value $163,009 (2009) and $175,908 (2008)	156,877	171,618
Other equity securities	32,131	29,146
Total loans and leases	2,461,845	2,490,646
Less: allowance for loan and lease losses	(59,798)	(50,526)
Net loans and leases	2,402,047	2,440,120
Premises and equipment, net	50,981	51,410
Other real estate owned	5,093	2,860
Accrued interest receivable	11,937	11,810
Goodwill	76,816	76,248
Other intangible assets, net	11,128	12,183
Other assets	112,688	109,896
Total assets	$3,519,432	$3,313,638
LIABILITIES
Noninterest-bearing deposits	$545,540	$461,517
Interest-bearing deposits	2,008,372	1,903,740
Total deposits	2,553,912	2,365,257
Short-term borrowings	487,900	421,074
Other long-term borrowings	16,340	66,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,758	33,861
Total liabilities	3,126,910	2,921,776
STOCKHOLDERS' EQUITY
Preferred stock – par value $1.00 (liquidation preference of $1,000 per share) shares authorized 83,094; shares issued and outstanding 83,094 (discount of $3,493 and $3,654, respectively)	79,601	79,440
Common stock — par value $1.00; shares authorized 49,916,906; shares issued and outstanding 16,414,523 (2009) and 16,398,523 (2008)	16,415	16,399
Additional paid in capital	85,820	85,486
Warrants	3,699	3,699
Retained earnings	213,453	214,410
Accumulated other comprehensive loss	(6,466)	(7,572)
Total stockholders' equity	392,522	391,862
Total liabilities and stockholders' equity	$3,519,432	$3,313,638
See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest Income:
Interest and fees on loans and leases	$33,233	$38,469
Interest on loans held for sale	280	96
Interest on deposits with banks	46	49
Interest and dividends on securities:
Taxable	3,195	2,698
Exempt from federal income taxes	1,972	2,331
Interest on federal funds sold	2	279
TOTAL INTEREST INCOME	38,728	43,922
Interest Expense:
Interest on deposits	9,454	13,022
Interest on short-term borrowings	3,446	3,279
Interest on long-term borrowings	803	1,042
TOTAL INTEREST EXPENSE	13,703	17,343
NET INTEREST INCOME	25,025	26,579
Provision for loan and lease losses	10,613	2,667
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	14,412	23,912
Noninterest Income:
Securities gains	162	574
Service charges on deposit accounts	2,863	3,030
Gains on sales of mortgage loans	1,022	722
Fees on sales of investment products	700	822
Trust and investment management fees	2,287	2,397
Insurance agency commissions	2,050	2,086
Income from bank owned life insurance	711	714
Visa check fees	638	696
Other income	1,541	1,655
TOTAL NONINTEREST INCOME	11,974	12,696
Noninterest Expenses:
Salaries and employee benefits	13,204	13,763
Occupancy expense of premises	2,775	2,799
Equipment expenses	1,514	1,439
Marketing	420	497
Outside data services	806	1,122
Amortization of intangible assets	1,055	1,124
Other expenses	4,476	3,959
TOTAL NONINTEREST EXPENSES	24,250	24,703
Income Before Income Taxes	2,136	11,905
Income Tax Expense (benefit)	(81)	3,700
Net income	$2,217	$8,205
Preferred stock dividends and discount accretion	1,200	0
Net income available to common shareholders	$1,017	$8,205

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Basic net income per share	$0.14	$0.50
Basic net income per common share	0.06	0.50
Diluted net income per share	0.13	0.50
Diluted net income per common share	0.06	0.50
Dividends declared per common share	0.12	0.24

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,217	$8,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,617	2,715
Provision for loan and lease losses	10,613	2,667
Stock compensation expense	222	157
Deferred income taxes (benefits)	(4,042)	(1,475)
Origination of loans held for sale	(108,109)	(45,418)
Proceeds from sales of loans held for sale	105,844	43,353
Gains on sales of loans held for sale	(859)	(722)
Securities gains	(162)	(574)
Gains on sales of premises and equipment	0	(2)
Net (increase) decrease in accrued interest receivable	(127)	1,754
Net increase in other assets	(397)	(2,988)
Net decrease in accrued expenses and other liabilities	(332)	(1,354)
Other – net	(761)	(1,363)
Net cash provided by operating activities	6,724	4,955
Cash flows from investing activities:
Purchases of other equity securities	(2,986)	(2,037)
Purchases of investments available-for-sale	(228,490)	(129,792)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	14,864	32,362
Proceeds from maturities, calls and principal payments of investments available-for-sale	49,369	110,405
Net decrease (increase) in loans and leases	26,567	(87,193)
Redemption of VISA stock	0	429
Expenditures for premises and equipment	(802)	(664)
Net cash (used in) investing activities	(141,478)	(76,490)
Cash flows from financing activities:
Net increase in deposits	188,655	66,700
Net increase (decrease) in short-term borrowings	16,582	(1,588)
Net increase in long-term borrowings	0	50,000
Proceeds from issuance of common stock	128	166
Dividends paid	(2,782)	(3,915)
Net cash provided by financing activities	202,583	111,363
Net increase in cash and cash equivalents	67,829	39,828
Cash and cash equivalents at beginning of period	105,229	85,852
Cash and cash equivalents at end of period	$173,058	$125,680

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Supplemental Disclosures:
Interest payments	$13,778	$16,886
Income tax payments	0	7,104
Transfers from loans to other real estate owned	2,234	200
Reclassification of borrowings from long-term to short-term	50,244	241

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
	Preferred Stock	Common Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862

Comprehensive Income:

Net Income					2,217		2,217
Other comprehensive income, net of tax effects						1,106	1,106
Total Comprehensive Income							3,323

Cash dividends - $.12 per share					(1,974)		(1,974)
Preferred Stock dividends – $12.49 per share					(1,039)		(1,039)
Stock compensation expense				222			222
Discount accretion	161				(161)

Common stock issued pursuant to:
Employee stock purchase plan – 9,524 shares		10		107			117
Restricted stock- 5,441 shares		5		(5)			0
DRIP plan – 1,035 shares		1		10			11
Balances at March 31, 2009	$79,601	$16,415	$3,699	$85,820	$213,453	$(6,466)	$392,522

Balances at December 31, 2007	$-	$16,349	$-	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008					(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04		16,349		83,970	214,729	(1,055)	313,993

Comprehensive income:

Net income					8,205		8,205
Other comprehensive income, net of tax effects and reclassification adjustment						361	361
Total Comprehensive Income							8,566

Cash dividends- $0.24 per share					(3,915)		(3,915)
Stock compensation expense				157			157

Common stock issued pursuant to:
Stock option plan –6,474 shares (14,184 shares issued
Less 7,710 shares retired)		6		24			30
Employee stock purchase plan- 5,653 shares		6		130			136
Balances at March 31, 2008	$-	$16,361	$-	$84,281	$219,019	$(694)	$318,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – General

The accompanying financial statements are unaudited.  In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.  These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2008 Annual Report on Form 10-K.  There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2008 Annual Report on Form 10-K.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2009.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (which have original maturities of three months or less).

Note 2 - New Accounting Pronouncements

Adopted Accounting Pronouncements

At its September 2006 meeting, the EITF reached a final consensus on EITF No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. EITF No. 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies totaling $21.9 million as of March 31, 2009 and recorded a liability and a corresponding reduction of retained earnings of $1.6 million on January 1, 2008.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period per share data presented must be adjusted   retrospectively. The adoption of this FSP did not have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP applies to financial assets that are within the scope of SFAS No. 157, “Fair Value Measurements”, to clarify its application in an inactive market. The FSP addresses how management’s internal assumptions should be considered when measuring fair value in cases where relevant observable data does not exist, how observable market information in inactive markets should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP clarifies that in inactive markets there may be more reliance placed upon the use of management’s internal assumptions (Level 3 fair value measurement), but regardless of the valuation technique, the entity should include the appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The FSP is consistent with the Company’s application of SFAS No.157, therefore the issuance of the standard did not impact the Company’s financial position or results of operations for the Year ended December 31, 2008.

In January 2009, the FASB issued proposed FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.” The purpose of this FSP is to achieve more consistent determinations as to whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred by aligning the impairment guidance in Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, with that of SFAS No 115,  “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for financial statements issued for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of this FSP did not have a material impact on its financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No 157,”Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP applies to all assets and liabilities within the scope of pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of SFAS No. 157. The FSP also emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS No. 157 remains the same.

The FSP lists a number of factors that a reporting entity must evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity.  If the entity determines, after application of significant judgment, that the volume or level of activity for the same or similar asset or liability has significantly decreased, then transactions or quoted prices may not be considered to be orderly and thus may require further analysis to determine if  significant adjustments are necessary  to estimate fair value. The entity may need to change its valuation technique or use multiple valuation techniques to estimate the fair value of the asset or liability.

If an entity determines that the volume and level of activity for an asset or liability have decreased significantly, it must consider whether observable transactions were orderly through evaluation of a number of indicators. The entity must then consider the weight of the evidence developed in determining whether a transaction was orderly and must evaluate all relevant information that is available without undue cost and effort. In addition the FSP requires additional disclosures for both interim and annual periods with respect to the valuation techniques and inputs used and changes in valuation techniques and related inputs for all fair value measurements.  For disclosures required under SFAS No. 157, the term “major category” is now defined to have the same meaning as “major security types” in SFAS No. 115. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively.  If an entity adopts either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other –than-Temporary impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” for periods ending after March 15, 2009, then it must adopt this FSP at the same time. Further, if an entity early adopts this FSP, it must adopt FSPFAS 115-2 and FAS 124-2 concurrently.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to make the accounting for other-than-temporary impairments of financial instruments more operational and to improve the financial statement presentation of those impairments. Under this FSP, if the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity must assess whether impairment is other-than-temporary. In performing such an assessment, the entity must determine (1) whether it intends to sell the debt security and (2) whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either of the two are true, then the decrease in fair value below the amortized cost basis is an other-than-temporary impairment. The FSP also states that if the entity does not expect to recover the entire amortized cost basis of the security, the entity would be unable to assert that it will recover its amortized cost basis even if it does not intend to sell the security and thus, an other-than-temporary impairment shall be considered to have occurred. In assessing the possible recovery of the amortized cost, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If such calculated present value is less than the amortized cost basis of the security, a credit loss is deemed to exist and an other-than-temporary impairment is assumed. The FSP also states that a number of other factors must also be considered when an entity determines whether it will more likely than not be required to sell a debt security before recovery of its amortized cost basis. In making such a determination, the entity must adjust its amortized cost basis by the amount of the credit loss calculated above.

If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. If not, then the other-than-temporary impairment must be separated into the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax.

The FSP also provides for revised accounting and disclosure requirements in the periods after an entity recognized an other-than-temporary impairment. This FSP is effective for interim and annual periods ending after June 15, 2009.  Early adoption is permitted for interim and annual periods after March 15, 2009. However, if an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and FAS APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4.   The Company intends to adopt this FSP in the second quarter of 2009 and does not expect that it will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion no. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP requires that a publicly traded company include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable to estimate fair value on a comparative basis with the related carrying values. The entity must also include the methods and significant assumptions used to estimate such fair values and shall describe any changes in methods and significant assumptions during the period. This FSP is effective for interim and annual periods ending after June 15, 2009.  Early adoption is permitted for interim and annual periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company intends to adopt this FSP in the second quarter of 2009 and does not expect that it will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Stock Based Compensation

At March 31, 2009, the Company had two stock-based compensation plans in existence, the 1999 stock option plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options and restricted stock to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,161,876 are available for issuance at March 31, 2009, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options.  Outstanding options granted under the expired 1999 stock option plan will continue until exercise or expiration.

Effective March 25, 2009, the Board of Directors approved the granting of 73,560 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of March 25, 2010, 2011, and 2012, respectively. No stock options were granted to the Company’s senior executive officers.  In addition, on March 25, 2009, the Board of Directors granted 97,008 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of March 25, 2010, 2011, 2012, 2013, and 2014, respectively, except that no such restricted shares granted to the Company’s senior executive officers will vest until such time as the Company has redeemed its Series A preferred stock.  The Board of Directors approved the granting of 116,360 stock options and 28,675 shares of restricted stock during the three month period ended March 31, 2008.

Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.2 million for the three month periods ended March 31, 2009 and 2008.

The fair values of all of the options granted have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the quarters ended March 31, 2009 and 2008 was $0 million and $0.2 million, respectively

A summary of share option activity for the three month period ended March 31, 2009 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercised	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Share Price	Life(Years)	Value

Balance at January 1, 2009	973,730	$33.47	5.0	$610
Granted	73,560	12.01	7.0
Exercised	0	0	0
Forfeited or expired	(35,095)	32.21	3.3
Balance at March 31, 2009	1,012,195	$31.95	5.2	$0

Exercisable at March 31, 2009	840,881	$33.91		$0

A summary of the status of the Company’s nonvested options as of March 31, 2009, and changes during the three month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at January 1, 2009	134,010	$5.25
Granted	73,560	3.22
Vested	(34,456)	4.47
Forfeited	(1,800)	4.47
Nonvested at March 31, 2009	171,314	$4.54

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Restricted stock at January 1, 2009	41,202	$31.27
Granted	97,008	12.01
Vested	(5,441)	27.96
Forfeited	(496)	29.12
Restricted stock at March 31, 2009	132,273	$17.29

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.3 million as of March 31, 2009.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 4 - Per Share Data

The calculations of net income per common share for the three month periods ended March 31, 2009 and 2008 are shown in the following table.  Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents.  The diluted earnings per share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options and restricted stock, the unamortized compensation cost of stock options, and the accumulated tax benefit or shortfall that would be credited or charged to additional paid in capital.

(Dollars and amounts in thousands, except	Three Months Ended
per share data)	March 31,
	2009	2008
Basic:
Net income	$2,217	$8,205
Net income available to common stockholders	$1,017	$8,205
Average common shares outstanding	16,405	16,355
Basic net income per share	$0.14	$0.50
Basic net income per common share	$0.06	$0.50
Diluted:
Net income	$2,217	$8,205
Net income available to common stockholders	$1,017	$8,205
Average common shares outstanding	16,405	16,355
Stock option, restricted stock and warrant adjustment	29	53
Average common shares outstanding–diluted	16,434	16,408
Diluted net income per share	$0.13	$0.50
Diluted net income per common share	$0.06	$0.50

Options for 938,635 shares and 961,249 shares of common stock were not included in computing diluted net income per share for the three month periods ended March 31, 2009 and 2008, respectively, because their effects are antidilutive.

Note 5 - Pension, Profit Sharing, and Other Employee Benefit Plans

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

Net periodic benefit cost for the three month periods ended March 31 includes the following components:

	Three Months Ended March 31,
(In thousands)	2009	2008

Interest cost on projected benefit obligation	$355	$355
Expected return on plan assets	(342)	(326)
Amortization of prior service cost	0	(44)
Recognized net actuarial loss	336	99
Net periodic benefit cost	$349	$84

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $0.4 million for both of the three month periods ended March 31, 2009 and 2008, respectively.

The Company has a short-term incentive plan named the Sandy Spring Leadership Incentive Plan which provides a cash bonus to key members of management based on the Company’s financial results using a weighted formula. Payments under this plan to senior executive officers may be limited under the Emergency Economic Stabilization Act of 2008, as amended. The expense for this plan is included in noninterest expenses and totaled $0 and $0.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

Executive Incentive Retirement Plan

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately.  Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service.  Allocations to executive officers for 2009 and subsequent periods may be subject to restrictions pursuant to the Emergency Economic Stabilization Act of 2008, as amended. The Company had expenses related to the new Plan of $0.1 million and $0.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

Note 6 – Unrealized Losses on Investments

Shown below is information that summarizes the gross unrealized losses and fair value for the Company’s available-for-sale and held-to-maturity investment portfolios.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of March 31, 2009	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$50,411	$157	$0	$157
Mortgage-backed	54,556	394	9	403
CMO	624	0	44	44
Trust preferred	5,950	1,901	0	1,901
State and municipal	361	15	0	15
	$111,902	$2,467	$53	$2,520

(In thousands)		Continuous unrealized losses existing for:
Available for sale as of December 31, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	$14,898	$101	$0	$101
State and Municipal	1,131	41	0	41
Mortgage-backed	66,640	911	9	920
Trust Preferred	4,950	1,633	0	1,633
	$87,619	$2,686	$9	$2,695

Approximately 94% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of March 31, 2009 are rated AAA, 4% are rated A and 2% are not rated.  The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2009 and December 31, 2008 all have minimal duration risk (2.36 years in 2009 and 2.41 years in 2008), low credit risk, and minimal loss (approximately 2.20% in 2009 and 2.98% in 2008) when compared to book value.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 are as follows:

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of March 31, 2009	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	$8,165	$37	$0	$37
	$8,165	$37	$0	$37

(In thousands)		Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2008	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	$3,340	$1	$31	$32
	$3,340	$1	$31	$32

Approximately 71% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of March 31, 2009 are rated AA and 29% are rated A. Approximately 16% of the bonds carried in the held-to-maturity investment portfolio with continuous unrealized losses as of December 31, 2008 are rated AAA and 84% are rated AA. The securities representing the unrealized losses in the held-to-maturity portfolio as of March 31, 2009 have minimal duration risk of 2.70 years, low credit risk and minimal loss (approximately .45%) when compared to book value. The securities representing the unrealized losses in the held-to-maturity portfolio as of December 31, 2008, have modest duration risk of 6.27 years, low credit risk, and minimal loss (approximately 1.47%) when compared to book value.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 7 - Segment Reporting

The Company operates in four operating segments—Community Banking, Insurance, Leasing, and Investment Management.  Only Community Banking currently meets the threshold for segment reporting; however, the Company is disclosing separate information for all four operating segments.  Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in separate transactions where management at the time of acquisition was retained.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the 2008 Annual Report on Form 10-K.  However, the segment data reflect intersegment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $0.8 million for both of the three month periods ended March 31, 2009 and 2008, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines and personal lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both of the three month periods ended March 31, 2009 and 2008.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses.  Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  The major revenue source is interest income.  Expenses include personnel and support charges.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial has approximately $600.0 million in assets under management as of March 31, 2009.  Major revenue sources include noninterest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended March 31, 2009 and 2008.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended March 31, 2009

Interest income	$38,321	$2	$642	$2	$(239)	$38,728
Interest expense	13,707	0	235	0	(239)	13,703
Provision for loan and lease losses	10,613	0	0	0	0	10,613
Noninterest income	8,758	2,244	65	1,060	(153)	11,974
Noninterest expenses	21,870	1,434	229	870	(153)	24,250
Income before income taxes	889	812	243	192	0	2,136
Income tax expense (benefit)	(582)	328	98	75	0	(81)
Net income	$1,471	$484	$145	$117	$0	$2,217
Preferred stock dividends and
discount accretion	1,200	0	0	0	0	1,200
Net income available to
common shareholders	$271	$484	$145	$117	0	$1,017

Assets	$3,526,445	$12,064	$32,100	$14,050	$(65,227)	$3,519,432

Quarter ended March 31, 2008

Interest income	$43,499	$20	$707	$14	$(318)	$43,922
Interest expense	17,377	0	284	0	(318)	17,343
Provision for loan and lease losses	2,667	0	0	0	0	2,667
Noninterest income	9,398	2,171	137	1,142	(152)	12,696
Noninterest expenses	22,270	1,363	291	931	(152)	24,703
Income before income taxes	10,583	828	269	225	0	11,905
Income tax expense	3,169	335	108	88	0	3,700
Net income	$7,414	$493	$161	$137	$0	$8,205

Assets	$3,163,891	$11,871	$34,983	$11,060	$(60,909)	$3,160,896

Note 8 – Comprehensive Income

The components of total comprehensive income for the three month periods ended March 31, 2009 and 2008 are as follows:

	For the three months ended March 31
	2009	2008
(In Thousands)
Net Income	$2,217	$8,205
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	1,667	691
Related income tax expense	(665)	(275)
Net securities gains reclassified into earnings	(162)	(146)
Related income tax benefit	65	58
Net effect on other comprehensive income for the period	905	328

Defined benefit pension plan:
Amortization of prior service costs	0	(44)
Related income tax benefit (expense)	0	18
Recognition of unrealized gain	336	99
Related income tax expense	(135)	(40)
Net effect on other comprehensive income for the period	201	33
Total other comprehensive income	1,106	361
Comprehensive income	$3,323	$8,566

The activity in accumulated other comprehensive income for the periods ended March 31, 2009 and 2008 is as follows:

	Defined Benefit Pension Plan	Unrealized Gains (losses) on Securities Available-for-Sale	Total
Balance at January 1, 2008	$(2,097)	$1,042	$(1,055)
Period change, net of tax	33	328	361
Balance at March 31, 2008	$(2,064)	$1,370	$(694)

Balance at January 1, 2009	$(8,033)	$461	$(7,572)
Period change, net of tax	201	905	1,106
Balance at March 31, 2009	$(7,832)	$1,366	$(6,466)

Note 9- Fair Value Measurements

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

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for a group of specific financial instruments which are mortgage loans held for sale.  The Company believes by electing the fair value option for this financial instrument, it will allow the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.  The effect of this adjustment was immaterial to the Company’s financial results for the three month periods ending March 31, 2009 and March 31, 2008.

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

Impaired loans totaled $97.6 million at March 31, 2009, compared to $52.6 million at December 31, 2008.

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

The following table set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2009
Assets
Residential Mortgage loans held for sale	$-	$14,515	$		$14,515
Investments securities, available for sale		469,030		3,131	472,161
Interest rate swap agreements	-	550		-	550

Liabilities
Interest rate swap agreements	$-	$(550)		$-	$(550)

(In thousands)	Significant Unobservable
Assets	Inputs (Level 3)

Investments available for sale:

Beginning balance December 31, 2008	$3, 154

Total Unrealized losses included in other comprehensive income	(23)

Ending balance March 31, 2009	$3,131

The Company owns $4.8 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies.  The market for pooled trust securities at March 31, 2009 is not active and markets for similar securities are also not active.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates.

•
The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy because the Company has determined that significant adjustments are required to determine fair value at the measurement date.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active	Significant Other
(In thousands)	Markets for Identical	Observable	Significant Unobservable	Balance as of
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	March 31, 2009

Impaired loans	$-	$-	$75,143	$75,143

In accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan” impaired loans totaling $97.6 million were written down to fair value of $75.1 million resulting in an impairment charge of $22.5 million which was included in our allowance for loan losses.

Impaired loans are evaluated at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on managements review and analysis.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2008, including in the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2009, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The following accounting policies comprise those that management believe are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Allowance for loan and lease losses;
•	Goodwill impairment;
•	Accounting for income taxes;
•	Fair value measurements, including assessment of other than temporary impairment;
•	Defined benefit pension plan.

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

The Company’s allowance for loan and lease losses has two basic components: the formula allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Repot on Form 10-K for the year ended December 31, 2008.  The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the board of directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 62% and 70% of the total allowance at March 31, 2009 and December 31, 2008, respectively.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 38% and 30% of the total allowance at March 31, 2009 and December 31, 2008, respectively.  The Company has historically had favorable credit quality.  The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to us a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of September 30 each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing the company works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment. The Company and the valuation firm determined that the Income approach and the Market approach were most appropriate in testing whether a “step two test” for impairment was necessary.  At March 31, 2009 it was determined that there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. On January 1, 2007 the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimal probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other noninterest expenses in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Management expects that the Company’s adherence to FIN No. 48 may result in increased volatility in quarterly and annual effective income tax rates as FIN no. 48 requires that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value
The Company measures certain financial assets and liabilities at fair value in accordance with SFAS No. 157, Fair Value Measurements and FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a financial Asset When the Market for that Asset is Not Active. Significant financial instruments measured at fair value in accordance with SFAS No.157 on a recurring basis are investment securities available for sale and interest rate swap agreements while impaired loans are measured on a nonrecurring basis under SFAS No. 157.  In addition, the Company has elected the fair value option under SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities for residential mortgage loans held for sale.

The Company conducts a review each quarter for all investment securities which reflect possible impairment to determine whether unrealized losses are temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, such valuation is based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in Note 9 to the consolidated financial statements.

Defined benefit pension plan
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. On November 14, 2007, the plan was frozen for new and existing entrants after December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

Several factors affect the net periodic benefit cost of the plan to include (1) the size and characteristics of the plan population, (2) the discount rate, (3) the expected long-term rate of return on plan assets and (4) other actuarial assumptions. Pension cost is directly related to the number of employees covered by the plan and other factors including salary, age, years of employment, and the terms of the plan. As a result of the plan freeze mentioned above the characteristics of the plan population should not have a materially different effect in future years. The discount rate is used to determine the present value of future benefit obligations. The discount rate is determined by matching the expected cash flows of the plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, December 31 of each year. The discount rate is adjusted each year on the measurement date to reflect current market conditions. The expected long-term rate of return on plan assets is based on a number of factors to include expectations of market performance and the target asset allocation adopted in the plan investment policy. Should actual asset returns deviate from the projected returns, this can affect over a period of time, the benefit plan expense recognized in the financial statements.

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

Table 1 – GAAP and Non-GAAP efficiency ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
GAAP efficiency ratio:
Noninterest expenses	$24,250	$24,703
Net interest income plus noninterest income
	36,999	39,275

Efficiency ratio–GAAP	65.54%	62.90%
Non-GAAP efficiency ratio:
Noninterest expenses	$24,250	$24,703
Less non-GAAP adjustment:
Amortization of intangible assets	1,055	1,124
Noninterest expenses–	23,195	23,579

Net interest income plus noninterest income	36,999	39,275

Plus non-GAAP adjustment:
Tax-equivalency	1,009	1,140
Less non-GAAP adjustments:
Securities gains	162	574
Net interest income plus noninterest
Income – non-GAAP	37,846	39,841

Efficiency ratio – Non-GAAP	61.29%	59.18%

A.    FINANCIAL CONDITION

The Company's total assets were $3.5 billion at March 31, 2009, increasing $205.8 million or 6% during the first three months of 2009.  Earning assets increased by 7% or $209.2 million in the first three months of 2009 to $3.3 billion at March 31, 2009.  These increases were mainly the result of increases of 52% in investments and 38% in cash and cash equivalents driven by the growth in deposits.

Total loans and leases, excluding loans held for sale, decreased 1% or $28.8 million during the first three months of 2009, to $2.5 billion. This decrease was due primarily to declines in the commercial and mortgage loan portfolios. During this period, commercial loans and leases decreased by $12.0 million or 1%, attributable primarily to commercial loans (down 7%).  Consumer loans increased by $4.8 million or 1%, primarily due to an increase in home equity lines.  Residential real estate loans decreased by $21.6 million or 3% due to a decrease in residential construction loans.  Residential mortgage loans held for sale increased by $3.1 million from December 31, 2008, to $14.5 million at March 31, 2009.

Table 2 – Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	March 31, 2009%		December 31, 2008%
Residential real estate	$625,220	25%	$646,820	26%
Commercial loans and leases	1,425,557	58	1,437,599	58
Consumer	411,068	17	406,227	16
Total Loans and Leases	2,461,845	100%	2,490,646	100%
Less: Allowance for credit losses	(59,798)		(50,526)
Net loans and leases	$2,402,047		$2,440,120

The total investment portfolio increased by 34% or $168.7 million from December 31, 2008, to $661.2 million at March 31, 2009.  The increase was due mainly to increases of $180.4 million or 62% in available-for-sale securities and $3.0 million or 10% in other equity securities, which were somewhat offset by a decrease of $14.7 million or 9% in held-to-maturity securities. The increases were the result of an increase in deposits resulting primarily from the Company’s new Premier money market product. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $66.2 million during the first three months of 2009, reaching $126.7 million at March 31, 2009.

Table 3 – Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

(In thousands)	March 31, 2009%		December 31, 2008%
Noninterest-bearing deposits	$545,540	21%	$461,517	20%
Interest-bearing deposits:
Demand	249,011	10	243,986	10
Money market savings	765,780	30	664,837	28
Regular savings	151,154	6	146,140	6
Time deposits less than $100,000	473,189	19	477,148	20
Time deposits $100,000 or more	369,238	14	371,629	16
Total interest-bearing	2,008,372	79	1,903,740	80
Total deposits	$2,553,912	100%	$2,365,257	100%

Total deposits were $2.6 billion at March 31, 2009, increasing $188.7 million or 8% from December 31, 2008. During the first three months of 2009, growth rates of 18% were achieved for noninterest bearing demand deposits (up $84.0 million), 15% for money market deposits (up $100.9 million), 3% for interest-bearing regular savings (up $5.0 million) and 2% for interest bearing demand deposits (up $5.0 million). Over the same period, decreases of 1% were recorded for time deposits less than $100,000 (down $4.0 million) and for time deposits of $100,000 or more (down $2.4 million). The growth in both money market and demand deposits was due in part to the increase in the FDIC insurance limits which were put into place late in 2008. The increase in money market deposits was also due in large part to the introduction of the Company’s new Premier money market product which is priced very competitively.

Total borrowings were $539.2 million at March 31, 2009, which represented an increase of $16.6 million or 3% from December 31, 2008.  These additional borrowings were due to growth in retail repurchase agreements.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
March 2009	-1.37	1.00	2.11	2.99	N/A	N/A	N/A	N/A
December 2008	4.19	4.81	4.35	2.80	N/A	N/A	N/A	N/A

The Net Interest Income at Risk position increased in the +200, +300 and +400 shock bands and decreased over the year-end 2008 in the +100 shock band.  All of the above measures of net interest income at risk remained well within prescribed policy limits.  Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of     -1.37%. This is also well within our prescribed policy limit of 25%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	-200 bp	-300 bp	-400 bp
POLICY LIMIT	-40%	-30%	- 22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
March 2009	-7.77	-1.48	1.98	3.81	N/A	N/A	N/A	N/A
December 2008	-4.80	1.92	3.61	1.59	N/A	N/A	N/A	N/A

Measures of the economic value of equity (EVE) at risk position increased in the +400, +300 and +200 shock bands and decreased over year-end 2008 in the +100 shock bands.  Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -7.77%.  This is also well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors.  Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 180 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2009 showed short-term investments exceeding short-term borrowings over the subsequent 180 days by $76.0 million, which decreased from an excess of $110.1 million at December 31, 2008.  This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $992.6 million, of which $557.9 million was available based on pledged collateral with $412.3 million outstanding at March 31, 2009. The line of credit at the Federal Reserve totaled $446.5 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2009.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $40.0 million at March 31, 2009, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of March 31, 2009. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at March 31, 2009.

The following is a schedule of significant commitments at March 31, 2009:

(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$614,898
Other commitments to extend credit	171,149
Standby letters of credit	67,980
$854,027

Capital Management

The Company recorded a total risk-based capital ratio of 13.69% at March 31, 2009, compared to 13.82% at December 31, 2008; a tier 1 risk-based capital ratio of 12.43%, compared to 12.56%; and a capital leverage ratio of 10.52%, compared to 11.00%.  These decreases were mainly the result of growth in the Company’s investment portfolio for the three month period ending March 31, 2009. Capital adequacy, as measured by these ratios, was well above regulatory requirements.  Management believes the level of capital at March 31, 2009, is appropriate.

Stockholders' equity for March 31, 2009, totaled $392.5 million, representing an increase of $0.6 million from $391.9 million at December 31, 2008.

Internal capital generation (net income less dividends) reduced total stockholders’ equity by $0.8 million during the first three months of 2009.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan and the DRIP plan) totaled $128,000 during the three month period ended March 31, 2009.

Dividends for the first three months of the year were $0.12 per share in 2009, compared to $0.24 per share in 2008, for respective dividend payout ratios (dividends declared per share to diluted net income per common share) of 200% versus 48% for the first three months of 2008.

B. RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Net income available to common shareholders for the first three months of the year decreased $7.2 million or 88% to $1.0 million in 2009 from $8.2 million in 2008, representing annualized returns on average common equity of 1.32% in 2009 and 10.45% in 2008, respectively.  Diluted earnings per common share (“EPS”) for the first three months of the year was $0.06 in 2009, compared to $0.50 in 2008.

Net interest income declined by $1.6 million, or 6%, to $25.0 million for the first three months of 2009, while total noninterest income decreased by $0.7 million, or 6% for the period. These declines were somewhat offset by a $0.5 million, or 2%, decrease in noninterest expenses.

The decrease in net interest income was due to a decline of 125 basis points in the yield on loans and 110 basis points in the yield on investments which exceeded the decline of 76 basis points on interest-bearing liabilities. This reflects the Company’s current asset sensitive position and the growth in non performing assets as well as the growth in the Company’s new Premier Money Market product, which has been very competitively priced to grow market and customer relationships over the long term. These factors produced a net interest margin decrease of 60 basis points to 3.39% for the three months ended March 31, 2009, from 3.99% for the same period of 2008.

Table 4 – Consolidated Average Balances, Yields and Rates
(Dollars in thousands and tax equivalent)	For the three months ended March 31,
	2009			2008
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,505,826	$33,513	5.41%	$2,324,733	$38,565	6.66%
Total securities	536,981	6,176	4.74	427,819	6,169	5.84
Other earning assets	74,783	48	0.26	42,901	328	3.07
TOTAL EARNING ASSETS	3,117,590	39,737	5.17%	2,795,453	45,062	6.48%
Nonearning assets	258,125			276,975
Total assets	$3,375,715			$3,072,428

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$242,799	121	0.20%	$241,177	171	0.28%
Money market savings deposits	713,295	2,416	1.37	709,009	4,667	2.65
Regular savings deposits	147,537	55	0.15	153,365	120	0.32
Time deposits	851,479	6,863	3.27	744.917	8,064	4.35
Total interest-bearing deposits	1,955,110	9,455	1.96	1,848,468	13,022	2.83
Short-term borrowings	457,071	3,446	3.54	366,986	3,279	3.59
Long-term borrowings	59,581	802	5.41	96,175	1,042	4.36
Total interest-bearing liabilities	2,471,762	13,703	2.25	2,311,629	17,343	3.01
Noninterest-bearing demand deposits	476,361			412,369
Other noninterest-bearing liabilities	35,917			32,675
Stockholders' equity	391,675			315,755
Total liabilities and stockholders' equity	$3,375,715			$3,072,428
Net interest income and spread		$26,034	2.92%		$27,719	3.47%
Less: tax equivalent adjustment		1,009			1,140
Net interest income		$25,025			$26,579

Net interest margin (3)			3.39%			3.99%
Ratio of average earning assets to
Average interest-bearing liabilities	126.13%			120.93%

(1)  Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.50% (or a combined marginal federal and state rate of 39.88%) for 2009 and 2008, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin equals annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first three months of the year was $25.0 million in 2009, a decrease of 6% from $26.6 million in 2008, due primarily to a 131 basis point decline in tax equivalent yield on earning assets which exceeded a 76 basis point decline in the cost of interest bearing liabilities. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 6%, to $26.0 million in 2009 from $27.7 million in 2008.  The effects of changes in average balances, yields and rates are presented in Table 5.

For the first three months, total interest income decreased by $5.2 million or 12% in 2009, compared to 2008.  On a non-GAAP tax-equivalent basis, interest income also decreased by 12%.  Average earning assets increased by 12% versus the prior period to $3.1 billion from $2.8 billion; while the average yield earned on those assets decreased by 131 basis points to 5.17%.  Comparing the first three months of 2009 versus the same period in 2008, average total loans and leases grew by 8% to $2.5 billion (80% of average earning assets, versus 83% a year ago), while recording a 125 basis point decrease in average yield to 5.41%.  Average commercial loans and leases increased by 10% (due to increases in commercial mortgages and other commercial loans and leases); average consumer loans increased by 8% (attributable primarily to home equity line growth); and residential real estate loans increased by 3% (reflecting increases in both mortgage and construction lending).  Over the same period, average total securities increased by 26% to $537.0 million (17% of average earning assets, versus 15% a year ago), while the average yield earned on those assets decreased by 110 basis points to 4.74%. The lower level of growth in average total loans and leases reflects the lack of quality loan demand in the marketplace as a result of the current negative economic conditions on both a regional and local basis. The increased growth in average total securities was due mainly to the investment of the proceeds resulting from the successful launch of the Company’s new Premier Money Market product.

Interest expense for the first three months of the year decreased by $3.6 million or 21% in 2009 compared to 2008. Average total interest-bearing liabilities increased by 7% over the prior year period, while the average rate paid on these funds decreased by 76 basis points to 2.25%.  As shown in Table 4, all categories of interest-bearing liabilities showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2009 vs. 2008			2008 vs. 2007
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(5,052)	$2,721	$(7,773)	$3,796	$6,970	$(3,174)
Securities	7	1,339	(1,332)	(1,714)	(1,689)	(25)
Other earning assets	(280)	144	(424)	(199)	29	(228)
Total interest income	(5,325)	4,204	(9,529)	1,883	5,310	(3,427)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(50)	1	(51)	(18)	9	(27)
Regular savings deposits	(65)	(4)	(61)	(36)	(9)	(27)
Money market savings deposits	(2,251)	27	(2,278)	(307)	1,291	(1,598)
Time deposits	(1,201)	1,011	(2,212)	(405)	(41)	(364)
Total borrowings	(73)	450	(523)	230	1,134	(904)
Total interest expense	(3,640)	1,485	(5,125)	(536)	2,384	(2,920)
Net interest income	$(1,685)	$2,719	$(4,404)	$2,419	$2,926	$(507)

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

The provision for loan and lease losses totaled $10.6 million for the first three months of 2009 compared to $2.7 million in the same period of 2008. The Company experienced net charge-offs during the first three months of 2009 of $1.3 million compared to net recoveries of $128 thousand for the first three months of 2008.

Management believes that the allowance is adequate.  However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance.  Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2009, there were no changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 2.43% of total loans and leases at March 31, 2009 and 2.03% at December 31, 2008. The allowance increased during the first three months of 2009 by $9.3 million, to $59.8 million at March 31, 2009, from $50.5 million at December 31, 2008.  The increase in the allowance during the first three months of 2009 was due primarily to a higher level of nonperforming loans.

Nonperforming loans and leases increased by $51.3 million to $120.7 million at March 31, 2009 from $69.4 million at December 31, 2008, while nonperforming assets increased by $53.6 million for the same period to $125.8 million at March 31, 2009. As a percentage of total assets, nonperforming assets increased to 3.57% at March 31, 2009 from 2.18% at December 31, 2008. The increase in non performing loans and leases was mainly the result of five relationships in the amount of $46.2 million which management believes are adequately reserved or well secured. The allowance for loan and lease losses represented 50% of nonperforming loans and leases at March 31, 2009, compared to coverage of 73% at December 31, 2008.   Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio. Other real estate owned was $5.1 million at March 31, 2009 and $2.9 million at December 31, 2008. The balance of impaired loans and leases was $97.6 million at March 31, 2009, with specific reserves against those loans of $22.5 million, compared to $52.6 million at December 31, 2008, with specific reserves of $13.8 million.

Table 6 - Analysis of Credit Risk
(Dollars in thousands)
Activity in the allowance for credit losses is shown below:
	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008
Balance, January 1	$50,526	$25,092
Provision for loan and lease losses	10,613	33,192
Loan charge-offs:
Residential real estate	(532)	(4,798)
Commercial loans and leases	(580)	(2,677)
Consumer	(313)	(988)
Total charge-offs	(1,425)	(8,463)
Loan recoveries:
Residential real estate	0	21
Commercial loans and leases	59	475
Consumer	25	209
Total recoveries	84	705
Net charge-offs	(1,341)	(7,758)
Balance, period end	$59,798	$50,526
Net charge-offs to average loans and leases (annual basis)	0.22%	0.32%
Allowance to total loans and leases	2.43%	2.03%

The following table presents nonperforming assets at the dates indicated:

	March 31, 2009	December 31, 2008
Non-accrual loans and leases	$110,761	$67,950
Loans and leases 90 days past due	9,545	1,038
Restructured loans and leases	395	395
Total nonperforming loans and leases*	120,701	69,383
Other real estate owned, net	5,094	2,860
Total nonperforming assets	$125,795	$72,243
Nonperforming assets to total assets	3.57%	2.18%

* Those performing loans and leases considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $124.4 million at March 31, 2009, compared to $125.7 million at December 31, 2008.  These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, however most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $12.0 million for the three month period ended March 31, 2009, a 6% or $0.7 million decrease from the same period of 2008.  The decrease in noninterest income for the first three months of 2009 was due primarily to a decrease of $0.2 million or 6% in service charges on deposits resulting from lower overdraft fees while fees on sales of investment products decreased $0.1 million or 15% due to reduced assets under management. Trust and investment management fees declined $0.1 million or 5% due to a decrease in assets under management. In addition, Visa check fees also decreased $0.1 million or 8% compared to the first quarter of 2008 as a result of lower consumer spending due to the state of the economy. These decreases were somewhat offset by an increase in gains on sales of mortgage loans of $0.3 million or 42% due largely to higher mortgage refinancing volumes reflecting market conditions. Other noninterest income also decreased $0.1 million or 7% compared to the first quarter of 2008. Insurance agency commissions remained virtually the same with the prior year period due to higher fees on physician’s liability lines offset by reduced contingency fees.

Total noninterest expenses were $24.3 million for the three month period ended March 31, 2009, a 2% or $0.5 million decrease from the same period in 2008. Salaries and employee benefits decreased $0.6 million or 4% during the first three months of 2009 due to a decrease in incentive compensation and a reduction in the number of full time equivalent employees. Outside data services decreased by $0.3 million or 28%. Average full-time equivalent employees decreased to 669 during the first three months of 2009, from 706 during the like period in 2008, a 5% decrease.

Income Taxes

The effective tax rate decreased to a tax benefit of 3.8% for the three month period ended March 31, 2009, from a tax expense of 31.3% for the prior year period.  This decrease was primarily due to the level of tax exempt income from investment securities and bank owned life insurance which more than offset the decreased level of net income before income taxes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2008.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2008 Annual Report on Form 10-K.

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
Chief Executive Officer

Date: May 6, 2009

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 6, 2009