Form 10-Q
period 2009-06-30
SANDY SPRING BANCORP INC
filed 2009-08-10
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock outstanding as of July 31, 2009 is 16,464,014 shares.

SANDY SPRING BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$43,360	$44,738
Federal funds sold	2,034	1,110
Interest-bearing deposits with banks	77,090	59,381
Cash and cash equivalents	122,484	105,229
Residential mortgage loans held for sale (at fair value)	14,494	11,391
Investments available-for-sale (at fair value)	697,314	291,727
Investments held-to-maturity — fair value of $150,109 (2009) and $175,908 (2008)	145,937	171,618
Other equity securities	32,123	29,146
Total loans and leases	2,389,389	2,490,646
Less: allowance for loan and lease losses	(58,317)	(50,526)
Net loans and leases	2,331,072	2,440,120
Premises and equipment, net	50,460	51,410
Other real estate owned	6,829	2,860
Accrued interest receivable	13,007	11,810
Goodwill	76,816	76,248
Other intangible assets, net	10,080	12,183
Other assets	116,881	109,896
Total assets	$3,617,497	$3,313,638

LIABILITIES
Noninterest-bearing deposits	$553,604	$461,517
Interest-bearing deposits	2,096,881	1,903,740
Total deposits	2,650,485	2,365,257
Short-term borrowings	496,463	421,074
Other long-term borrowings	14,434	66,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	29,853	33,861
Total liabilities	3,226,235	2,921,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) issued and outstanding 83,094 (discount of $3,329 and $3,654, respectively)	79,765	79,440
Common stock — par value $1.00; shares authorized 49,916,906; shares issued and outstanding 16,460,921 (2009) and 16,398,523 (2008)	16,461	16,399
Warrants	3,699	3,699
Additional paid in capital	86,883	85,486
Retained earnings	209,980	214,410
Accumulated other comprehensive loss	(5,526)	(7,572)
Total stockholders' equity	391,262	391,862
Total liabilities and stockholders' equity	$3,617,497	$3,313,638

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans and leases	$32,066	$36,696	$65,299	$75,165
Interest on loans held for sale	253	122	533	218
Interest on deposits with banks	43	24	89	73
Interest and dividends on securities:
Taxable	4,531	1,880	7,726	4,578
Exempt from federal income taxes	1,774	2,972	3,746	5,303
Interest on federal funds sold	1	151	3	430
TOTAL INTEREST INCOME	38,668	41,845	77,396	85,767
Interest Expense:
Interest on deposits	9,921	10,583	19,375	23,605
Interest on short-term borrowings	3,614	3,063	7,060	6,342
Interest on long-term borrowings	685	1,080	1,488	2,122
TOTAL INTEREST EXPENSE	14,220	14,726	27,923	32,069
NET INTEREST INCOME	24,448	27,119	49,473	53,698
Provision for loan and lease losses	10,615	6,189	21,228	8,856
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	13,833	20,930	28,245	44,842
Noninterest Income:
Securities gains	30	79	192	653
Service charges on deposit accounts	2,851	3,202	5,714	6,232
Gains on sales of mortgage loans	786	653	1,808	1,375
Fees on sales of investment products	622	905	1,322	1,727
Trust and investment management fees	2,370	2,505	4,657	4,902
Insurance agency commissions	1,040	1,357	3,090	3,443
Income from bank owned life insurance	725	727	1,436	1,441
Visa check fees	748	761	1,386	1,457
Other income	1,858	1,506	3,399	3,161
TOTAL NONINTEREST INCOME	11,030	11,695	23,004	24,391
Noninterest Expenses:
Salaries and employee benefits	13,704	13,862	26,908	27,625
Occupancy expense of premises	2,548	2,619	5,323	5,418
Equipment expenses	1,374	1,560	2,888	2,999
Marketing	485	488	905	985
Outside data services	961	1,081	1,767	2,203
FDIC insurance	2,790	421	3,749	813
Amortization of intangible assets	1,047	1,117	2,102	2,241
Other expenses	3,949	3,738	7,466	7,305
TOTAL NONINTEREST EXPENSES	26,858	24,886	51,108	49,589
Income (loss) before income taxes	(1,995)	7,739	141	19,644
Income tax expense (benefit)	(1,715)	2,088	(1,796)	5,788
NET INCOME (LOSS)	$(280)	$5,651	$1,937	$13,856
Preferred stock dividends and discount accretion	1,202	0	2,402	0
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,482)	$5,651	$(465)	$13,856

NET INCOME (LOSS) PER SHARE AMOUNTS:
Basic net income (loss) per share	(0.02)	0.35	0.12	0.85
Basic net income (loss) per common share	(0.09)	0.35	(0.03)	0.85
Diluted net income (loss) per share	(0.02)	0.34	0.12	0.84
Diluted net income (loss) per common share	(0.09)	0.34	(0.03)	0.84
Dividends declared per share	0.12	0.24	0.24	0.48

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,937	$13,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,121	5,480
Provision for loan and lease losses	21,228	8,856
Charge-offs on loans and leases	(13,437)	(512)
Stock compensation expense	527	392
Deferred income taxes (benefits)	(3,833)	(3,615)
Origination of loans held for sale	(227,197)	(100,250)
Proceeds from sales of loans held for sale	226,093	96,490
Common stock issued pursuant to West Financial Services acquisition	628	0
Gains on sales of loans held for sale	(1,999)	(1,238)
Securities gains	(192)	(653)
Gains on sales of premises and equipment	0	(66)
Net (increase) decrease in accrued interest receivable	(1,197)	2,297
Net increase in other assets	(3,396)	(4,971)
Net (decrease) increase in accrued expenses and other liabilities	(4,238)	1,220
Other – net	1,414	(1,246)
Net cash (used) provided by operating activities	1,459	16,040
Cash flows from investing activities:
Purchases of other equity securities	(2,978)	(4,587)
Purchases of investments available-for-sale	(513,343)	(174,975)
Proceeds from the sales of other real estate owned	104	34
Proceeds from maturities, calls and principal payments of investments held-to-maturity	25,819	54,218
Proceeds from maturities, calls and principal payments of investments available-for-sale	109,841	142,424
Net decrease (increase) in loans and leases	97,204	(152,842)
Proceeds from redemption of VISA stock	0	429
Contingent consideration payout	(2,308)	(1,620)
Expenditures for premises and equipment	(1,503)	(1,101)
Net cash (used) provided in investing activities	(287,164)	(138,020)
Cash flows from financing activities:
Net increase in deposits	285,229	20,923
Net increase in short-term borrowings	23,239	47,426
Proceeds from issuance of long-term borrowings	0	50,000
Proceeds from issuance of common stock	304	422
Dividends paid	(5,812)	(7,873)
Net cash provided by financing activities	302,960	110,898
Net (decrease) increase in cash and cash equivalents	17,255	(11,082)
Cash and cash equivalents at beginning of period	105,229	85,852
Cash and cash equivalents at end of period	$122,484	$74,770

Sandy Spring Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Supplemental Disclosures:
Interest payments	$28,092	$31,895
Income tax payments	3,900	13,424
Transfers from loans to other real estate owned	4,053	925
Reclassification of borrowings from long-term to short-term	52,150	483

See Notes to Consolidated Financial Statements.

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
	Preferred Stock	Common Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net Income					1,937		1,937
Other comprehensive income, net of tax effects						2,046	2,046
Total comprehensive income							3,983

Cash dividends - $.24 per share					(3,965)		(3,965)
Preferred Stock dividends – $24.98 per share					(2,077)		(2,077)
Stock compensation expense				527			527
Discount accretion	325				(325)

Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial – 31,663 shares		32		596			628
Employee stock purchase plan – 20,562 shares		20		222			242
Director Stock purchase plan – 2,988 shares		3		37			40
Restricted stock- 5,441 shares		5		(5)			-
DRIP plan – 1,744 shares		2		20			22
Balances at June 30, 2009	$79,765	$16,461	$3,699	$86,883	$209,980	$(5,526)	$391,262

Balances at December 31, 2007	$-	$16,349	$-	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008					(1,647)		(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04	-	16,349	-	83,970	214,729	(1,055)	313,993

Comprehensive income:
Net income					13,856		13,856
Other comprehensive income (loss), net of tax effects and reclassification adjustment						(572)	(572)
Total Comprehensive Income							13,284

Cash dividends- $0.24 per share					(7,873)		(7,873)
Stock compensation expense				392			392

Common stock issued pursuant to:
Director stock purchase plan – 1,479 shares		2		38			40
Stock option plan – 9,127 shares (16,837 shares issued less 7,710 shares retired)		9		53			62
Employee stock purchase plan- 13,758 shares		14		306			320
Balances at June 30, 2008	$-	$16,374	$-	$84,759	$220,712	$(1,627)	$320,218

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

Subsequent events have been evaluated through August 6, 2009, which is the date the financial statements were available to be issued.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

Note 2 - New Accounting Pronouncements

Adopted Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP changes the requirements for recognizing OTTI for debt securities and modifies the criteria used to assess the collectability of cash flows when determining the potential for OTTI. The FSP further modifies the presentation of OTTI losses and increases the frequency of and expands existing disclosure requirements. The Company’s adoption of this FSP in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP provides additional guidance related to the use of judgment in evaluating the relevance of inputs when determining fair value, estimating fair values when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly.  The Company’s adoption of this FSP in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP requires disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The Company’s adoption of this FSP in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period per share data presented must be adjusted retrospectively. The Company’s adoption of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  The Statement establishes general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. This Statement will be effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  The Statement defines two types of subsequent events that must be evaluated: recognized and nonrecognized subsequent events. An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity may not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but prior to the issuance of the financial statements.  The Statement stipulates that certain nonrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Pending Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan (“FSP FASB 132(R)-1").  The FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.” The Company does not expect that the adoption of this FSP will have a material impact on its financial position, results of operations or cash flows

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”). The disclosure requirements apply to transfers that occur both before and after the effective date of the statement. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition, on and after the effective date, existing qualifying special-purpose entities must be evaluated for consolidation by the reporting entity.

The Statement eliminates the concept of a qualifying special purpose entity (“QSPE”). The Statement eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. SFAS No. 166 also introduces the concept of a participating interest. A participating interest is defined as a proportionate interest ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the Statement significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. SFAS No. 166 also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale.  The Statement amends the disclosure requirements that will allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS No. 167”). The Statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period.  Earlier application is prohibited. The objective of this Statement is to improve the accounting and disclosure of any involvement with variable interest entities (“VIEs”). The Statement eliminates the existing approach for identifying the primary beneficiary of a VIE. It changes that approach with an analysis to determine if an enterprise’s variable interests give it a controlling financial interest in the VIE. The statement also expands the disclosure requirements for an enterprise that have a variable interest in a VIE. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Statement modifies the hierarchy of generally accepted accounting principles (“GAAP”) to include two levels of GAAP: authoritative and nonauthoritative to be applied by nongovernmental entities.  Authoritative GAAP will include all rules and interpretive releases of the Securities and Exchange Commission (“SEC”).  Subsequent to the effective date of the SFAS No. 168, all references to GAAP will conform to the codification standards.  Management has determined that this guidance does not impact the financial statements of the Company.

Note 3 – Stock Based Compensation

At June 30, 2009, the Company had two stock-based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,200,222 are available for issuance at June 30, 2009, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased in exercise of such options.  Outstanding options granted under the expired 1999 Stock Option Plan will continue until exercise or expiration.

Effective March 25, 2009, the Board of Directors approved the granting of 73,560 stock options, subject to a three year vesting schedule with one third of the options vesting each year as of March 25, 2010, 2011, and 2012, respectively.  In addition, on March 25, 2009, the Board of Directors granted 97,008 restricted shares subject to a five year vesting schedule with one fifth of the shares vesting each year as of March 25, 2010, 2011, 2012, 2013, and 2014, respectively.  Compensation expense is recognized on a straight-line basis over the stock option or restricted stock vesting period. The fair value based method for expense recognition of employee awards resulted in expense of approximately $0.5 million and $0.4 million for the six month periods ended June 30, 2009 and 2008, respectively.

The fair values of all of the options granted have been estimated using a binomial option-pricing model.

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0 million and $0.2 million, respectively

A summary of share option activity for the two plans for the six month period ended June 30, 2009 follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercised	Contractual	Intrinsic
(Dollars in thousands, except per share data):	Shares	Share Price	Life(Years)	Value

Balance at January 1, 2009	973,730	$33.47	5.0	$610
Granted	73,560	12.01	7.0
Exercised	0	0	0
Forfeited or expired	(163,314)	32.55	3.2
Balance at June 30, 2009	883,976	$31.85	4.8	$201

Exercisable at June 30, 2009	718,448	$33.86		$8

A summary of the status of the Company’s nonvested options and restricted stock as of June 30, 2009, and changes during the six month period then ended, is presented below:
		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at January 1, 2009	134,010	$5.25
Granted	73,560	3.22
Vested	(34,456)	4.47
Forfeited	(7,586)	4.62
Nonvested at June 30, 2009	165,528	$4.54

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Restricted stock at January 1, 2009	41,202	$31.27
Granted	97,008	12.01
Vested	(5,441)	27.96
Forfeited	(2,074)	25.83
Restricted stock at June 30, 2009	130,695	$17.20

The number of options, exercise prices, and fair values has been retroactively restated for all stock dividends occurring since the date the options were granted.

The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.1 million as of June 30, 2009.  That cost is expected to be recognized over a weighted average period of approximately 3.5 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Note 4 - Per Share Data

The calculations of net income per common share for the three and six month periods ended June 30, 2009 and 2008 are shown in the following table.  Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents.  The diluted earnings per common share calculation method is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents.

(Dollars and amounts in thousands, except	Three Months Ended		Six Months Ended
per share data)	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net income(loss)	$(280)	$5,651	$1,937	$13,856
Net income loss) available to common stockholders	(1,482)	5,651	(465)	13,856
Average common shares outstanding	16,444	16,367	16,424	16,361
Basic net income (loss)	$(0.02)	$0.35	$0.12	$0.85
Basic net income (loss) per common share	$(0.09)	$0.35	$(0.03)	$0.85
Diluted:
Net income (loss)	$(280)	$5,651	$1,937	$13,856
Net income (loss) available to common stockholders	(1,482)	5,651	(465)	13,856
Average common shares outstanding	16,444	16,367	16,424	16,361
Stock option and restricted stock adjustment	0	60	0	57
Average common shares outstanding–diluted	16,444	16,427	16,424	16,418
Diluted net income (loss) per share	$(0.02)	$0.34	$0.12	$0.84
Diluted net income (loss) per common share	$(0.09)	$0.34	$(0.03)	$0.84

Options for 883,976 shares and 1,047,087 shares of common stock were not included in computing diluted net income per share for the six month periods ended June 30, 2009 and 2008, respectively, because their effects are antidilutive. For the three months ended June 30, 2009 and 2008, options for 883,976 shares and 1,047,087 shares of common stock were not included, respectively.

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

Net periodic benefit cost for the three and six month periods ended June 30 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Interest cost on projected benefit obligation	$360	$355	$715	$710
Expected return on plan assets	(300)	(326)	(642)	(652)
Amortization of prior service cost	0	(44)	0	(88)
Recognized net actuarial loss	342	99	678	198
Net periodic benefit cost	$402	$84	$751	$168

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match. Effective January 1, 2007 the Company revised the Plan to eliminate the deferral option and require an all-cash payout of any profit sharing distributions beginning in 2007. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $0.7 million for both of the six month periods ended June 30, 2009 and 2008, respectively, and  $0.3 million for both of the three month periods ended June 30, 2009 and 2008, respectively.

The Company has a short-term incentive plan named the Sandy Spring Leadership Incentive Plan which provides a cash bonus to key members of management based on the Company’s financial results using a weighted formula. Payments under this plan to senior executive officers may be limited under the Emergency Economic Stabilization Act of 2008, as amended. The expense for this plan is included in noninterest expenses and totaled $0 and $0.4 million for the six month periods ended June 30, 2009 and 2008, respectively, and $0 and $0.2 million for the three month periods ended June 30, 2009 and 2008, respectively.

Executive Incentive Retirement Plan

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately.  Amounts transferred to the plan from the SERAs on behalf of each participant continue to vest based on years of service.  Allocations to executive officers for 2009 and subsequent periods may be subject to restrictions pursuant to the Emergency Economic Stabilization Act of 2008, as amended. The Company had expenses related to the new Plan of $0.1 million and $0.4 million for the six months ended June 30, 2009 and June 30, 2008, respectively, and 0 and $0.2 million for the three month periods ended June 30, 2009 and 2008, respectively.

Note 6 – Investments
The amortized cost and estimated fair values of investments available for sale are as follows:

	As of June 30, 2009				As of December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Agencies and Corporations	$420,527	$2,932	$(313)	$423,146	$135,418	$2,003	$(101)	$137,320
State and municipal	2,664	81	(35)	2,710	2,663	78	(41)	2,700
Mortgage-backed	262,419	3,270	(723)	264,966	144,638	1,358	(920)	145,076
Trust preferred	7,860	0	(1,718)	6,142	7,890	24	(1,633)	6,281
Total debt securities	693,470	6,283	(2,789)	696,964	290,609	3,463	(2,695)	291,377
Marketable equity securities	350	0	0	350	350	0	0	350
Total investments available for sale	$693,820	$6,283	$(2,789)	$697,314	$290,959	$3,463	$(2,695)	$291,727

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of June 30, 2009	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	12	$70,983	$313	$0	$313
Mortgage-backed	21	60,963	661	62	723
Trust preferred	3	4,342	1,718	0	1,718
State and municipal	4	1,136	20	15	35
	40	$137,424	$2,712	$77	$2,789

(In thousands)			Continuous unrealized losses existing for:
Available for sale as of December 31, 2008	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

U.S. Agencies and Corporations	2	$14,898	$101	$0	$101
Mortgage-backed	30	66,640	911	9	920
Trust preferred	6	4,950	1,633	0	1,633
State and municipal	4	1,131	41	0	41

	42	$87,619	$2,686	$9	$2,695

Approximately 96% of the bonds carried in the available-for-sale investment portfolio experiencing continuous losses as of June 30, 2009 are rated AAA, 2% are rated A and 2% are rated Ca. Approximately 94% of the bonds carried in the available-for-sale investment portfolio experiencing losses as of December 31, 2008 are rated AAA, 4% are rated B1 and 2% are not rated.  The securities representing the unrealized losses in the available-for-sale portfolio as of June 30, 2009 and December 31, 2008 all have modest duration risk (2.84 years in 2009 and  2.41 years in 2008), low credit risk, and minimal loss (approximately 1.99% in 2009 and 2.98% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a sufficient period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost, and estimated fair values, of debt securities available for sale at June 30, 2009 and December 31, 2008 by contractual maturity are shown below. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$233,575	$232,314	$99,232	$99,677
Due after one year through five years	442,091	446,789	190,302	190,625
Due after five years through ten years	17,804	17,861	1,075	1,075
Due after ten years	0	0	0	0
Total debt securities available for sale	$693,470	$696,964	$290,609	$291,377

There were no sales of investments available for sale during 2009 or 2008.

At June 30, 2009 and December 31, 2008, investments available for sale with a book value of $219.3 million and $217.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at June 30, 2009 and December 31, 2008.

The amortized cost and estimated fair values of investments held to maturity are as follows:

	June 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Agencies and Corporations	$0	$0	$0	$0	$0	$0	$0	$0
Mortgage-backed	688	37	0	725	747	34	0	781
State and municipal	145,249	4,242	(107)	149,384	170,871	4,415	(159)	175,127
Total investments held to maturity	$145,937	$4,279	$(107)	$150,109	$171,618	$4,449	$(159)	$175,908

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 are as follows:

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of June 30, 2009	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	9	$7,526	$107	$0	$107

	9	$7,526	$107	$0	$107

(In thousands)			Continuous unrealized losses existing for:
Held to Maturity as of December 31, 2008	Number of securities	Fair Value	Less than 12 months	More than 12 months	Total Unrealized Losses

State and municipal	14	$10,658	$159	$0	$159
	14	$10,658	$159	$0	$159

Approximately 61% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of June 30, 2009, are rated AA- and 39% are rated A. As of December 31, 2008, approximately 16% of such bonds are rated AAA and approximately 84% are rated AA.  The securities representing the unrealized losses in the held-to-maturity portfolio all have modest duration risk (5.53 years in 2009 and 6.27 years in 2008), low credit risk, and minimal losses (approximately 1.40% in 2009 and 1.47% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at June 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$44,855	$45,428	$55,231	$55,941
Due after one year through five years	94,086	97,439	108,406	111,718
Due after five years through ten years	947	978	1,997	2,043
Due after ten years	6,049	6,264	5,984	6,206
Total debt securities held to maturity	$145,937	$150,109	$171,618	$175,908

At June 30, 2009 and December 31, 2008, investments held to maturity with a book value of $119.4 million and $140.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at June 30, 2009 or December 31, 2008.

Other equity securities are as follows:
(In thousands)	June 30, 2009	December 31, 2008
Federal Reserve Bank stock	$7,531	$5,037
Federal Home Loan Bank of Atlanta stock	24,517	24,034
Atlantic Central Bank stock	75	75
Total	$32,123	$29,146

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to acquired entities totaling $.8 million and $.9 million for the three month periods ended June 30, 2009 and 2008 respectively. For the six month periods ended June 30, 2009 and 2008, the amortization related to acquired entities totaled $1.6 million and $1.7 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines and personal lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0 and $0.1 million for the three month periods ended June 30, 2009 and 2008, respectively. For the six month periods ended June 30, 2009 and 2008, respectively, amortization related to acquired entities totaled $0.1 million and $0.2 million.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial has approximately $652.0 million in assets under management as of June 30, 2009.  Major revenue sources include noninterest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended June, 2009 and 2008, and $0.4 million for both of the six month periods ended June 30, 2009 and 2008.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Quarter ended June 30, 2009

Interest income	$38,290	$1	$592	$1	$(216)	$38,668
Interest expense	14,222	0	214	0	(216)	14,220
Provision for loan and lease losses	10,615	0	0	0	0	10,615
Noninterest income	8,713	1,265	78	1,127	(153)	11,030
Noninterest expenses	24,814	1,159	124	914	(153)	26,858
Income (loss) before income taxes	(2,648)	107	332	214	0	(1,995)
Income tax expense (benefit)	(1,975)	43	134	83	0	(1,715)
Net income (loss)	$(673)	$64	$198	$131	$0	$(280)

Assets	$3,622,330	$12,039	$30,644	$11,721	$(59,237)	$3,617,497

Quarter ended June 30, 2008

Interest income	$41,398	$12	$749	$6	$(320)	$41,845
Interest expense	14,743	0	303	0	(320)	14,726
Provision for loan and lease losses	6,009	0	180	0	0	6,189
Noninterest income	9,002	1,558	121	1,167	(153)	11,695
Noninterest expenses	22,305	1,416	396	922	(153)	24,886
Income (loss) before income taxes	7,343	154	(9)	251	0	7,739
Income tax expense	1,859	62	70	97	0	2,088
Net income (loss)	$5,484	$92	$(79)	$154	$0	$5,651

Assets	$3,169,169	$11,929	$39,999	$11,238	$(68,212)	$3,164,123

(In thousands)	Community Banking	Insurance	Leasing	Investment Mgmt.	Inter-Segment Elimination	Total
Year to Date June 30, 2009

Interest income	$76,611	$3	$1,234	$3	$(455)	$77,396
Interest expense	27,929	0	449	0	(455)	27,923
Provision for loan and lease losses	21,228	0	0	0	0	21,228
Noninterest income	17,471	3,509	143	2,187	(306)	23,004
Noninterest expenses	46,684	2,593	353	1,784	(306)	51,108
Income (loss) before income taxes	(1,759)	919	575	406	0	141
Income tax expense (benefit)	(2,557)	371	232	158	0	(1,796)
Net income	$798	$548	$343	$248	$0	$1,937

Assets	$3,622,330	$12,039	$30,644	$11,721	$(59,237)	$3,617,497

Year to Date June 30, 2008

Interest income	$84,897	$32	$1,456	$20	$(638)	$85,767
Interest expense	32,120	0	587	0	(638)	32,069
Provision for loan and lease losses	8,676	0	180	0	0	8,856
Noninterest income	18,400	3,729	258	2,309	(305)	24,391
Noninterest expenses	44,575	2,779	687	1,853	(305)	49,589
Income before income taxes	17,926	982	260	476	0	19,644
Income tax expense	5,028	397	178	185	0	5,788
Net income	$12,898	$585	$82	$291	$0	$13,856

Assets	$3,169,169	$11,929	$39,999	$11,238	$(68,212)	$3,164,123

Note 8 – Comprehensive Income

The components of total comprehensive income for the six month periods ended June 30, 2009 and 2008 are as follows:

	For the six months ended June 30

	2009	2008
(In Thousands)
Net Income	$1,937	$13,856
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	2,916	(408)
Related income tax expense	(1,163)	163
Net securities gains reclassified into earnings	(192)	(653)
Related income tax benefit	77	260
Net effect on other comprehensive income for the period	1,638	(638)

Defined benefit pension plan:
Amortization of prior service costs	0	(88)
Related income tax benefit (expense)	0	36
Recognition of unrealized gain	678	196
Related income tax expense	(270)	(78)
Net effect on other comprehensive income for the period	408	66
Total other comprehensive income	2,046	(572)
Comprehensive income	$3,983	$13,284

The activity in accumulated other comprehensive income for the periods ended June 30, 2009 and 2008 is as follows:

	Defined Benefit Pension Plan	Unrealized Gains (losses) on Securities Available-for-Sale	Total
Balance at January 1, 2008	$(2,097)	$1,042	$(1,055)
Period change, net of tax	66	(638)	(572)
Balance at June 30, 2008	$(2,031)	$404	$(1,627)

Balance at January 1, 2009	$(8,033)	$461	$(7,572)
Period change, net of tax	408	1,638	2,046
Balance at March 31, 2009	$(7,625)	$2,099	$(5,526)

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

The Company adopted SFAS No. 159 as of January 1, 2008 and elected the fair value option for a group of specific financial instruments which are mortgage loans held for sale.  The Company believes by electing the fair value option for this financial instrument, it will allow the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.  The effect of this adjustment was immaterial to the Company’s financial results for the three and six month periods ending June 30, 2009 and June 30, 2008.

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

Impaired loans totaled $105.7 million at June 30, 2009, compared to $52.6 million at December 31, 2008.

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

The following table set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of June 30, 2009
Assets
Residential Mortgage loans held for sale	$-	$14,494	$		$14,494
Investments securities, available for sale		694,174		3,140	697,314
Interest rate swap agreements	-	89		-	89

Liabilities
Interest rate swap agreements	$-	$(89)		$-	$(89)

(In thousands)	Significant Unobservable
Assets	Inputs (Level 3)

Investments available for sale:

Beginning balance December 31, 2008	$3, 154

Total Unrealized losses included in other comprehensive income	(14)

Ending balance June 30, 2009	$3,140

The Company owns $4.8 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies.  The market for pooled trust securities at June 30, 2009 is not active and markets for similar securities are also not active.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009.
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

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active	Significant Other
(In thousands)	Markets for Identical	Observable	Significant Unobservable	Balance as of
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2009

Impaired loans	$-	$-	$89,038	$89,038

In accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan” impaired loans totaling $105.7 million were written down to fair value of $89.0 million resulting in an impairment charge of $16.7 million which was included in our allowance for loan losses.

Impaired loans are evaluated at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and if necessary discounted based on management’s review and analysis.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 95.0% of the Company's assets and 99.0% of its liabilities at June 30, 2009 and December 31, 2008.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments are as follows:

	As of June 30, 2009		As of December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$136,978	$136,978	$116,620	$116,620
Investments available for sale	697,314	697,314	291,727	291,727
Investments held to maturity and other equity securities	178,060	182,232	200,764	205,054

Loans, net of allowances	2,331,072	2,300,767	2,440,120	2,467,993
Accrued interest receivable and other assets (2)	87,914	87,914	85,219	85,219

Financial Liabilities
Deposits	$2,650,485	$2,659,945	$2,365,257	$2,380,527
Short-term borrowings	496,463	527,311	421,074	462,130
Long-term borrowings	49,434	36,442	101,584	103,495
Accrued interest payable and other liabilities (2)	3,860	3,860	4,330	4,330

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2009, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

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

Allowance for loan and lease losses
The allowance for loan and lease losses is an estimate of the losses that may be sustained in the loan and lease portfolio.  The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

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

The Company’s allowance for loan and lease losses has two basic components: the formula allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The amount of the allowance is reviewed monthly by the Senior Loan Committee and reviewed and approved quarterly by the board of directors.

The portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 70% of the total allowance at June 30, 2009 and December 31, 2008.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual or portfolio basis, and accounted for 30% of the total allowance at June 30, 2009 and December 31, 2008. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Under the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to us a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of September 30 each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing the company works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment. The Company and the valuation firm determined that the Income approach and the Market approach were most appropriate in testing whether a “step two test” for impairment was necessary.  At June 30, 2009 it was determined that there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. On January 1, 2007 the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimal probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other noninterest expenses in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

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

Fair Value
The Company measures certain financial assets and liabilities at fair value in accordance with SFAS No. 157, “Fair Value Measurements” and FASB Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a financial Asset When the Market for that Asset is Not Active”. Significant financial instruments measured at fair value in accordance with SFAS No.157 on a recurring basis are investment securities available for sale and interest rate swap agreements while impaired loans are measured on a nonrecurring basis under SFAS No. 157.  In addition, the Company has elected the fair value option under SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” for residential mortgage loans held for sale.

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

Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. On November 14, 2007, the plan was frozen for new and existing entrants after December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service. Thus, future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

Several factors affect the net periodic benefit cost of the plan to include (1) the size and characteristics of the plan population, (2) the discount rate, (3) the expected long-term rate of return on plan assets and (4) other actuarial assumptions. Pension cost is directly related to the number of employees covered by the plan and other factors including salary, age, years of employment, and the terms of the plan. As a result of the plan freeze, the characteristics of the plan population should not have a materially different effect in future years. The discount rate is used to determine the present value of future benefit obligations. The discount rate is determined by matching the expected cash flows of the plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, which is December 31 of each year. The discount rate is adjusted each year on the measurement date to reflect current market conditions. The expected long-term rate of return on plan assets is based on a number of factors that include expectations of market performance and the target asset allocation adopted in the plan investment policy. Should actual asset returns deviate from the projected returns, this can affect the benefit plan expense recognized in the financial statements.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus total noninterest income.  This is a GAAP financial measure.  Noninterest expenses used in the calculation of the non-GAAP efficiency ratio exclude intangible asset amortization.  Income for the non-GAAP ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses.  The measure is different from the GAAP efficiency ratio.  The GAAP measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The non-GAAP and GAAP efficiency ratios are presented and reconciled in Table 1.

Table 1 – GAAP based and Non-GAAP efficiency ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
GAAP efficiency ratio:
Noninterest expenses	$26,858	$24,886	$51,108	$49,589
Net interest income plus noninterest income	35,478	38,814	72,477	78,089

Efficiency ratio–GAAP	75.70%	64.12%	70.52%	63.50%

Non-GAAP efficiency ratio:
Noninterest expenses	$26,858	$24,886	$51,108	$49,589
Less non-GAAP adjustment:
Amortization of intangible assets	1,047	1,117	2,102	2,241
Noninterest expenses as adjusted	25,811	23,769	49,006	47,348

Net interest income plus noninterest income	35,478	38,814	72,477	78,089

Plus non-GAAP adjustment:
Tax-equivalency	1,123	1,061	2,132	2,201
Less non-GAAP adjustments:
Securities gains (losses)	30	79	192	653
Net interest income plus noninterest income – as adjusted	36,571	39,796	74,417	79,637

Efficiency ratio – Non-GAAP	70.58%	59.73%	65.85%	59.45%

A. FINANCIAL CONDITION
The Company's total assets were $3.6 billion at June 30, 2009, increasing $303.9 million or 9% during the first six months of 2009.  Earning assets increased by 10% or $303.4 million in the first six months of 2009 to $3.4 billion at June 30, 2009.  These increases were mainly the result of an increase of 78% in investments which was driven by the growth in deposits.

Total loans and leases, excluding loans held for sale, decreased 4% or $101.3 million during the first six months of 2009, to $2.4 billion. This decrease was due primarily to a decline in the residential mortgage loan portfolio which decreased by $57.4 million or 9% due primarily to a decline in residential construction loans.  Consumer loans remained virtually level during the period while commercial loans decreased $43.0 million or 3% due mainly to declines in commercial and commercial construction loans. Residential mortgage loans held for sale increased by $3.1 million from December 31, 2008, to $14.5 million at June 30, 2009.

Table 2 – Analysis of Loans and Leases
 The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

(In thousands)	June 30, 2009%		December 31, 2008%
Residential real estate	$589,423	25%	$646,820	26%
Commercial loans and leases	1,394,618	58	1,437,599	58
Consumer	405,348	17	406,227	16
Total Loans and Leases	2,389,389	100%	2,490,646	100%
Less: Allowance for credit losses	(58,317)		(50,526)
Net loans and leases	$2,331,072		$2,440,120

The total investment portfolio increased by 78% or $382.9 million from December 31, 2008, to $875.4 million at June 30, 2009.  The increase was due mainly to increases of $405.6 million or 139% in available-for-sale securities and $3.0 million or 10% in other equity securities, which were somewhat offset by a decrease of $25.7 million or 15% in held-to-maturity securities. The increases were the result of an increase in deposits resulting primarily from the Company’s new Premier money market product. The aggregate of federal funds sold and interest-bearing deposits with banks increased by $18.6 million during the first six months of 2009, reaching $79.1 million at June 30, 2009.

Table 3 – Analysis of Deposits

The following table presents the trends in the composition of deposits at the dates indicated:
(In thousands)	June 30, 2009%		December 31, 2008%
Noninterest-bearing deposits	$553,604	21%	$461,517	20%
Interest-bearing deposits:
Demand	251,281	9	243,986	10
Money market savings	867,322	33	664,837	28
Regular savings	155,911	6	146,140	6
Time deposits less than $100,000	457,698	17	477,148	20
Time deposits $100,000 or more	364,669	14	371,629	16
Total interest-bearing	2,096,881	79	1,903,740	80
Total deposits	$2,650,485	100%	$2,365,257	100%

Total deposits were $2.7 billion at June 30, 2009, increasing $285.2 million or 12% from December 31, 2008. During the first six months of 2009, growth rates of 20% were achieved for noninterest bearing demand deposits (up $92.1 million), 30% for money market deposits (up $202.5 million), 7% for interest-bearing regular savings (up $9.8 million) and 3% for interest bearing demand deposits (up $7.3 million). Over the same period, decreases of 4% were recorded for time deposits less than $100,000 (down $19.5 million) and 2% for time deposits of $100,000 or more (down $7.0 million). The growth in both money market and demand deposits was due in part to the increase in the FDIC insurance limits which were put into place late in 2008. The increase in money market deposits was also due in large part to the introduction of the Company’s new Premier money market product which is priced very competitively.

Total borrowings were $545.9 million at June 30, 2009, which represented an increase of $23.2 million or 4% from December 31, 2008.  These additional borrowings were due to growth in retail repurchase agreements.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

CHANGE IN INTEREST RATES:	+ 400bp	+ 300bp	+ 200bp	+ 100bp	- 100bp	- 200bp	-300bp	-400bp
POLICY LIMIT	-25%	-20%	-17.5%	-12.5%	-12.5%	-17.5%	-20%	-25%
June 2009	-14.89	-9.23	-5.29	-1.24	N/A	N/A	N/A	N/A
December 2008	4.19	4.81	4.35	2.80	N/A	N/A	N/A	N/A

The Net Interest Income at Risk position increased in all shock bands over the year-end 2008.  All of the above measures of net interest income at risk remained well within prescribed policy limits.  Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of   -14.89%. This is also well within our prescribed policy limit of 25%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (EVE)

CHANGE IN INTEREST RATES:	+ 400bp	+ 300bp	+ 200bp	+ 100bp	- 100bp	-200bp	-300bp	-400bp
POLICY LIMIT	-40%	-30%	- 22.5%	-10.0%	-12.5%	-22.5%	-30%	-40%
June 2009	-16.01	-8.93	-1.70	1.69	N/A	N/A	N/A	N/A
December 2008	-4.80	1.92	3.61	1.59	N/A	N/A	N/A	N/A

Measures of the economic value of equity (EVE) at risk position increased in the +400, +300 and +200 shock bands and decreased over year-end 2008 in the +100 shock band.  Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -16.01%.  This is well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors.  Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 360 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2009 showed short-term investments exceeding short-term borrowings over the subsequent 360 days by $44.1 million, which decreased from an excess of $110.1 million at December 31, 2008.  This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowing.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1,054.4 million, of which $501.8 million was available based on pledged collateral with $412.1 million outstanding at June 30, 2009. The line of credit at the Federal Reserve totaled $391.2 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2009.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $40.0 million at June 30, 2009, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of June 30, 2009 against which there were no outstanding borrowings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at June 30, 2009.

The principal source of parent company liquidity is dividends from the Bank. In addition to its operating expenses, the Company is responsible for the payment of dividends to shareholders of its common stock and preferred stock. Payment of dividends to the Company by the Bank is limited under law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations.

The following is a schedule of significant commitments at June 30, 2009:
(In thousands)
Commitments to extend credit:
Unused lines of credit (home equity and business)	$636,562
Other commitments to extend credit	106,737
Standby letters of credit	66,348
$809,647

Capital Management

The Company recorded a total risk-based capital ratio of 13.27% at June 30, 2009, compared to 13.82% at December 31, 2008; a tier 1 risk-based capital ratio of 12.02%, compared to 12.56%; and a tier 1 leverage ratio of 9.95%, compared to 11.00%.  These decreases were mainly the result of growth in the Company’s investment portfolio for the six month period ending June 30, 2009. Capital adequacy, as measured by these ratios, was well above regulatory requirements.  Management believes the level of capital at June 30, 2009, is appropriate.

Stockholders' equity totaled $391.3 at June 30, 2009 and $391.9 at December 31, 2008.

Internal capital generation (net income less dividends) reduced total stockholders’ equity by $4.1 million during the first six months of 2009.

External capital formation (equity created through the issuance of stock under the employee stock purchase plan, the director stock purchase plan, and the DRIP plan) totaled $0.3 million during the six month period ended June 30, 2009.

Dividends for the first six months of the year were $0.24 per share in 2009, compared to $0.48 per share in 2008, for respective dividend payout ratios (dividends declared per share to diluted net income per common share) of  (480)% versus 141% for the first six months of 2008.

Accumulated comprehensive loss declined by $2.0 million during the first six months of 2009 to a loss of $5.5 million. This decrease in loss was due primarily to an increase in unrealized gains on securities available for sale due to improved market conditions during the period.

B. RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Net income available to common shareholders for the first six months of the year decreased $14.4 million or 103% to a loss of $0.5 million in 2009 from net income of $13.9 million in 2008, representing annualized returns on average common equity of  (0.30%) in 2009 and 8.76% in 2008, respectively.  Diluted earnings (loss) per common share (“EPS”) for the first six months of the year was ($0.03) in 2009, compared to $0.84 in 2008.

Net interest income declined by $4.2 million, or 8%, to $49.5 million for the first six months of 2009, while total noninterest income decreased by $1.4 million, or 6% for the period. In addition, noninterest expenses increased by $1.5 million, or 3% compared to the prior year period.

The decrease in net interest income was due to a decline of 107 basis points in the yield on loans and 148 basis points in the yield on investments which exceeded the decline of 55 basis points on interest-bearing liabilities. This reflects the Company’s current asset sensitive position and the growth in nonperforming assets as well as the growth in the Company’s new Premier Money Market product, which has been very competitively priced to grow market share and customer relationships over the long term. These factors produced a net interest margin decrease of 73 basis points to 3.24% for the six months ended June 30, 2009, from 3.97% for the same period of 2008.

Table 4 – Consolidated Average Balances, Yields and Rates

(Dollars in thousands and tax equivalent)	For the six months ended June 30,
	2009			2008
			Annualized			Annualized
	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,481,611	$65,832	5.34%	$2,362,081	$75,383	6.41%
Total securities	655,581	13,604	4.22	429,500	12,082	5.70
Other earning assets	71,565	92	0.26	37,151	503	2.72
TOTAL EARNING ASSETS	3,208,757	79,528	5.00%	2,828,732	87,968	6.25%
Nonearning assets	254,174			274,702
Total assets	$3,462,931			$3,103,434

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$248,627	227	0.18%	$246,184	351	0.29%
Money market savings deposits	763,912	5,822	1.54	696,836	7,350	2.12
Regular savings deposits	150,945	121	0.16	156,626	247	0.32
Time deposits	841,407	13,205	3.16	757,356	15,657	4.16
Total interest-bearing deposits	2,004,891	19,375	1.95	1,857,002	23,605	2.56
Short-term borrowings	473,814	7,060	3.00	371,759	6,342	3.43
Long-term borrowings	55,169	1,488	5.41	99,186	2,122	4.29
Total interest-bearing liabilities	2,533,874	27,923	2.22	2,327,947	32,069	2.77
Noninterest-bearing demand deposits	502,179			426,850
Other noninterest-bearing liabilities	34,436			30,555
Stockholders' equity	392,442			318,082
Total liabilities and stockholders' equity	$3,462,931			$3,103,434
Net interest income and spread		51,605	2.78%		55,899	3.48%
Less: tax equivalent adjustment		2,132			2,201
Net interest income		$49,473			$53,698

Net interest margin (3)			3.24%			3.97%
Ratio of average earning assets to
Average interest-bearing liabilities	126.63%			121.51%

(1)  Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 7.50% (or a combined marginal federal and state rate of 39.88%) for 2009 and 2008, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts utilized in the above table to compute yields were $2.1 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Net interest margin = annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first six months of 2009 was $49.5 million, a decrease of 8% from $53.7 million in 2008, due primarily to a 125 basis point decline in tax equivalent yield on earning assets which exceeded a 55 basis point decline in the cost of interest bearing liabilities. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 8%, to $51.6 million in 2009 from $55.9 million in 2008.  The effects of changes in average balances, yields and rates are presented in Table 5.

For the first six months of 2009, total interest income decreased by $8.4 million or 10%, compared to 2008.  On a non-GAAP tax-equivalent basis, interest income also decreased by 10%.  Average earning assets increased by 13% versus the prior period to $3.2 billion from $2.8 billion, while the average yield earned on those assets decreased by 125 basis points to 5.00%.  Comparing the first six months of 2009 versus the same period in 2008, average total loans and leases grew by 5% to $2.5 billion (a decline to 77% of average earning assets, versus 84% a year ago), while recording a 107 basis point decrease in average yield to 5.34%.  Average commercial loans and leases increased by 7% (due to an increase in commercial mortgages); average consumer loans increased by 8% (attributable primarily to home equity line growth); while residential real estate loans decreased by 1% (primarily due to a decrease in construction lending).  Over the same period, average total securities increased by 53% to $655.6 million (20% of average earning assets, versus 15% a year ago), while the average yield earned on those assets decreased by 148 basis points to 4.22%. The lower level of growth in average total loans and leases reflects the lack of quality loan demand in the marketplace as a result of the current negative economic conditions on both a regional and local basis. The increased growth in average total securities was due mainly to the investment of the proceeds resulting from the successful launch of the new Premier Money Market product as part of the Company’s Operation Take Share campaign to grow market share.

Interest expense for the first six months of the year decreased by $4.1million or 13% in 2009 compared to 2008. Average total interest-bearing liabilities increased by 9% over the prior year period, while the average rate paid on these funds decreased by 55 basis points to 2.22%.  As shown in Table 4, all categories of interest-bearing liabilities showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

		2009 vs. 2008			2008 vs. 2007
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:*		Or	In Average:*
(In thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(9,551)	$3,609	$(13,160)	$1,949	$11,677	$(9,728)
Securities	1,522	5,241	(3,719)	(3,496)	(3,034)	(462)
Other earning assets	(411)	253	(664)	(1,042)	(452)	(590)
Total interest income	(8,440)	9,103	(17,543)	(2,589)	8,191	(10,780)
Interest expense on funding of earning assets:
Interest-bearing demand deposits	(124)	4	(128)	(51)	15	(66)
Regular savings deposits	(126)	(9)	(117)	(46)	(11)	(35)
Money market savings deposits	(1,528)	646	(2,174)	(3,385)	1,853	(5,238)
Time deposits	(2,452)	1,598	(4,050)	(2,278)	(630)	(1,648)
Total borrowings	84	962	(878)	135	2,125	(1,990)
Total interest expense	(4,146)	3,201	(7,347)	(5,625)	3,352	(8,977)
Net interest income	$(4,294)	$5,902	$(10,196)	$3,036	$4,839	$(1,803)

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

The specific allowance is used to allocate an allowance for internally risk rated loans where significant conditions or circumstances indicate that a loss may be imminent.  Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan. Allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

The amount of the allowance is reviewed monthly by the Senior Loan Committee, and reviewed and approved quarterly by the Board of Directors.

The provision for loan and lease losses totaled $21.2 million for the first six months of 2009 compared to $8.9 million in the same period of 2008. This increase was due to internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the first six months of 2009 of $13.4 million compared to net charge-offs of $0.5 million for the first six months of 2008.

Management believes that the allowance is adequate.  However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance.  Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2009, there were no significant changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 2.44% of total loans and leases at June 30, 2009 and 2.03% at December 31, 2008. The allowance increased during the first six months of 2009 by $7.8 million, to $58.3 million at June 30, 2008, from $50.5 million at December 31, 2008.  The increase in the allowance during the first six months of 2009 was due primarily to a higher level of nonperforming loans and internal risk rating downgrades on a number of existing loans.

Nonperforming loans and leases increased by $70.1 million to $139.5 million at June 30, 2009 from $69.4 million at December 31, 2008, while nonperforming assets increased by $74.1 million for the same period to $146.3 million at June 30, 2008. Expressed as a percentage of total assets, nonperforming assets increased to 4.05% at June 30, 2009 from 2.18% at December 31, 2008. The increase in non-accrual loans and leases was mainly the result of $64.9 million in residential real estate development loans, $3.2 million in commercial loans, $1.2 million in commercial real estate loans and $6.2 million in residential mortgage loans. Management believes these loans are adequately reserved or well secured. The allowance for loan and lease losses represented 42% of nonperforming loans and leases at June 30, 2009, compared to coverage of 73% at December 31, 2008.  Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.  Other real estate owned increased to $6.8 million at June 30, 2009 compared to $2.9 million at December 31, 2008. The balance of impaired loans and leases was $105.7 million at June 30, 2009, with specific reserves against those loans of $16.7 million, compared to $52.6 million at December 31, 2008, with specific reserves of $13.8 million.

Table 6 — Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:
	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008
Balance, January 1	$50,526	$25,092
Provision for loan and lease losses	21,228	33,192
Loan charge-offs:
Residential real estate	(764)	(4,798)
Commercial loans and leases	(12,056)	(2,677)
Consumer	(977)	(988)
Total charge-offs	(13,797)	(8,463)
Loan recoveries:
Residential real estate	0	21
Commercial loans and leases	313	475
Consumer	47	209
Total recoveries	360	705
Net charge-offs	(13,437)	(7,758)
Balance, period end	$58,317	$50,526
Net charge-offs (recoveries) to average loans and leases (annual basis)	1.10%	0.32%
Allowance to total loans and leases	2.44%	2.03%

The following table presents nonperforming assets at the dates indicated:

	June 30, 2009	December 31, 2008
Non-accrual loans and leases	$123,117	$67,950
Loans and leases 90 days past due	16,004	1,038
Restructured loans and leases	395	395
Total nonperforming loans and leases*	139,516	69,383
Other real estate owned, net	6,829	2,860
Total nonperforming assets	$146,345	$72,243
Nonperforming assets to total assets	4.05%	2.18%

*Those performing loans and leases considered potential problem credits (which the Company classifies as substandard), as defined and identified by management, amounted to approximately $134.7 million at June 30, 2009, compared to $125.7 million at December 31, 2008.  These are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms. This could result in their reclassification as nonperforming credits in the future, however most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either nonperforming or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Noninterest Income and Expenses

Total noninterest income was $23.0 million for the six month period ended June 30, 2009, a 6% or $1.4 million decrease from the same period of 2008.  The decrease in noninterest income for the first six months of 2009 was due primarily to a decrease of $0.5 million or 8% in service charges on deposits resulting from lower overdraft fees while insurance agency commissions decreased $0.4 million or 10%.  Fees on sales of investment products decreased $0.4 million or 23% and trust and investment management fees declined $0.2 million or 5%, both of which were due primarily to reduced assets under management. These decreases were somewhat offset by an increase in gains on sales of mortgage loans of $0.4 million or 31% due largely to higher mortgage refinancing volumes reflecting market conditions. Other noninterest income also increased $0.2 million or 8% compared to the first six months of 2008.

Total noninterest expenses were $51.1 million for the six month period ended June 30, 2009, a 3% or $1.5 million increase from the same period in 2008. Excluding the one time special assessment by the FDIC of $1.7 million in 2009, noninterest expenses totaled $49.4 million which was virtually even with the prior year period.  Salaries and employee benefits decreased $0.7 million or 3% during the first six months of 2009 due to a decrease in incentive compensation and a reduction in the number of full time equivalent employees. Occupancy and equipment expenses decreased $0.2 million or 2% for the period while outside data services decreased by $0.4 million or 20%. FDIC insurance expense totaled $3.7 million for the first six months of 2009, an increase of $2.9 million. This increase was due primarily to a one time special assessment by the FDIC of $1.7 million in the second quarter.  Average full-time equivalent employees decreased to 669 during the first six months of 2009, from 705 during the like period in 2008, a 5% decrease. These results reflect the continuing effect of project LIFT, a previously disclosed initiative for improved management of operating expenses.

Income Taxes

The effective tax rate decreased to a tax benefit for the six month period ended June 30, 2009, from a tax expense of 29.5% for the prior year period.  This decrease was primarily due to the level of tax exempt income from investment securities and bank owned life insurance which more than offset the decreased level of net income before income taxes.

C. RESULTS OF OPERATIONS – SECOND QUARTER 2009 AND 2008

Net income (loss) available to common shareholders for the second quarter of the year decreased $7.2 million or 126% to a net loss of $1.5 million in 2009 from net income $5.7 million in 2008, representing annualized returns on average common equity of (1.90%) in 2009 and 7.09% in 2008, respectively.  Diluted net income (loss) per common share for the second quarter of the year was ($0.09) in 2009, compared to $0.34 in 2008.

Net interest income declined by $2.7 million, or 10%, to $24.4 million for the three months ended June 30, 2009, while total noninterest income decreased by $0.7 million, or 6% for the period. Noninterest expenses increased $2.0 million or 8% for the quarter.

The decrease in net interest income was due to a decline of 89 basis points in the yield on loans and 168 basis points in the yield on investments which exceeded the decline of 33 basis points on interest-bearing liabilities. This reflects the Company’s current asset sensitive position and the growth in nonperforming assets as well as the growth in the Company’s new Premier Money Market product, which has been very competitively priced to grow market and customer relationships over the long term. These factors produced a net interest margin decrease of 85 basis points to 3.11% for the three months ended June 30, 2009, from 3.96% for the same period of 2008.

The provision for loan and lease losses totaled $10.6 million for the second quarter of 2009 compared to $6.2 million in the same period of 2008. This increase was due to internal risk rating downgrades primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the second quarter of 2009 of $12.1 million compared to net charge-offs of $0.6 million for the same quarter of 2008.

Second quarter noninterest income was $11.0 million for 2009, representing a 6% or $0.7 million decrease from the second quarter of 2008.   The decrease in noninterest income for the quarter was due primarily to a decrease of $0.4 million or 11% in service charges on deposits due to lower overdraft fees while insurance agency commissions decreased $0.3 million or 23% due to the effect of the overall economy. Fees on sales of investment products decreased $0.3 million or 31% compared to the second quarter of 2008 and trust and investment management fees declined $0.1 million or 5%, both of which were due primarily to a decline in assets under management.  These decreases were partially offset by an increase in gains on sales of mortgages of $0.1 million or 20% due largely to higher mortgage refinancing volumes reflecting market conditions.  Other noninterest income also increased $0.4 million or 23% for the quarter due largely to valuation adjustments on matched commercial loan swaps.

Noninterest expenses totaled $26.9 million for the second quarter of 2009, an 8% or $2.0 million increase over the second quarter of 2008. This increase was due in large part to an increase of $2.4 million in FDIC insurance expense resulting primarily from a one time special assessment by the FDIC which totaled $1.7 million. Salaries and employee benefits decreased $0.2 million during the quarter due primarily to a decrease in incentive compensation and a decline in the number of full-time equivalent employees. Occupancy and equipment expenses decreased $0.3 million or 6% for the quarter due to a move of staff from leased to owned facilities.

Income Taxes

The effective tax rate decreased to a benefit for the second quarter of 2009, from an expense of 27.0% for the prior year period.  This decrease was primarily due to the level of tax exempt income from investment securities and bank owned life insurance which more than offset the decreased level of net income before income taxes.

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2008 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously the Company had a stock repurchase program that permitted the repurchase of up to 5%, or approximately 786,000 shares, of its outstanding common stock. A total of 1,332,689 shares had been repurchased since 1997, when stock repurchases began, through March 31, 2009. There were no shares repurchased in 2008 or 2009. This program expired on March 31, 2009 and was not renewed. As a result of participating in the Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, until December 31, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual shareholders’ meeting held on April 22, 2009, the shareholders of the Company elected four directors by the following vote:

Nominee	For	Withheld
Susan D. Goff	12,389,710	404,010
Robert L. Orndorff	12,307,381	486,340
David E. Rippeon	12,401,266	392,455
Daniel J. Schrider	12,504,560	289,161

There were no solicitations in opposition to management’s nominees and all such nominees were elected. Daniel J. Schrider had been appointed to the board in 2009. The remaining three directors were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Mark E. Friis, Hunter R. Hollar, Solomon Graham, Gilbert L. Hardesty, Pamela A. Little, Craig A. Ruppert and Lewis R. Schumann.

The American Recovery and Reinvestment Act of 2009 requires Bancorp, during the period in which any obligation arising from Bancorp’s participation in the TARP Capital Purchase Program remains outstanding, to submit to the shareholders a non-binding vote on the compensation of Bancorp’s named executive officers, as described in the Compensation Discussion and Analysis, the compensation tables, and related material in the proxy statement dated April 22, 2009. Accordingly, at the annual meeting, the shareholders voted to approve such compensation as follows:

For	Against	Withheld	Non Votes
9,341,076	3,211,511	241,121	0

Also at the annual meeting, the shareholders ratified the appointment of Grant Thornton LLP, as the independent auditors for 2009 by the following vote:

For	Against	Withheld	Non Votes
12,662,359	68,316	63,041	0

Item 6. EXHIBITS

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/S/ DANIEL J. SCHRIDER
Daniel J. Schrider
Chief Executive Officer

Date: August 10, 2009

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 10, 2009