Form 10-Q
period 2009-09-30
SANDY SPRING BANCORP INC
filed 2009-11-09
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of October 31, 2009 is 16,472,693 shares.

SANDY SPRING BANCORP, INC.
INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at
September 30, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Income for the Three Month and Nine Month
Periods Ended September 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine
Month Periods Ended September 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity for the
Nine Month Periods Ended September 30, 2009 and 2008 (Unaudited)	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS	36

SIGNATURES	37

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENT
Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$42,079	$44,738
Federal funds sold	1,271	1,110
Interest-bearing deposits with banks	45,660	59,381
Cash and cash equivalents	89,010	105,229
Residential mortgage loans held for sale (at fair value)	10,926	11,391
Investments available-for-sale (at fair value)	807,145	291,727
Investments held-to-maturity — fair value of $146,800 (2009) and $175,908 (2008)	140,528	171,618
Other equity securities	32,773	29,146
Total loans and leases	2,334,282	2,490,646
Less: allowance for loan and lease losses	(62,937)	(50,526)
Net loans and leases	2,271,345	2,440,120
Premises and equipment, net	49,827	51,410
Other real estate owned	6,873	2,860
Accrued interest receivable	13,325	11,810
Goodwill	76,816	76,248
Other intangible assets, net	9,033	12,183
Other assets	124,790	109,896
Total assets	$3,632,391	$3,313,638

LIABILITIES
Noninterest-bearing deposits	$573,601	$461,517
Interest-bearing deposits	2,109,886	1,903,740
Total deposits	2,683,487	2,365,257
Short-term borrowings	491,702	421,074
Other long-term borrowings	4,263	66,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	37,368	33,861
Total liabilities	3,251,820	2,921,776

STOCKHOLDERS' EQUITY
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares issued and outstanding 83,094 (discount of $3,164 and $3,654, respectively)	79,930	79,440
Common stock — par value $1.00; shares authorized 49,916,906; shares issued and outstanding 16,470,078 (2009) and 16,398,523 (2008)	16,470	16,399
Warrants	3,699	3,699
Additional paid in capital	87,572	85,486
Retained earnings	193,210	214,410
Accumulated other comprehensive loss	(310)	(7,572)
Total stockholders' equity	380,571	391,862
Total liabilities and stockholders' equity	$3,632,391	$3,313,638

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans and leases	$31,280	$37,263	$96,579	$112,428
Interest on loans held for sale	121	100	654	318
Interest on deposits with banks	23	6	112	79
Interest and dividends on securities:
Taxable	5,947	3,171	13,673	7,749
Exempt from federal income taxes	1,814	1,409	5,560	6,712
Interest on federal funds sold	-	99	3	529
TOTAL INTEREST INCOME	39,185	42,048	116,581	127,815
Interest Expense:
Interest on deposits	8,743	9,325	28,118	32,930
Interest on short-term borrowings	3,697	3,544	10,757	9,886
Interest on long-term borrowings	343	1,092	1,831	3,214
TOTAL INTEREST EXPENSE	12,783	13,961	40,706	46,030
NET INTEREST INCOME	26,402	28,087	75,875	81,785
Provision for loan and lease losses	34,450	6,545	55,678	15,401
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	(8,048)	21,542	20,197	66,384
Noninterest Income:
Securities gains	15	9	207	662
Service charges on deposit accounts	2,823	3,249	8,537	9,481
Gains on sales of mortgage loans	1,011	397	2,819	1,772
Fees on sales of investment products	740	820	2,062	2,547
Trust and investment management fees	2,406	2,380	7,063	7,282
Insurance agency commissions	1,048	1,282	4,138	4,725
Income from bank owned life insurance	740	742	2,176	2,183
Visa check fees	758	727	2,144	2,184
Other income	1,121	1,273	4,520	4,434
TOTAL NONINTEREST INCOME	10,662	10,879	33,666	35,270
Noninterest Expenses:
Salaries and employee benefits	14,411	11,949	41,319	39,574
Occupancy expense of premises	2,685	2,732	8,008	8,150
Equipment expenses	1,444	1,515	4,332	4,514
Marketing	484	526	1,389	1,511
Outside data services	987	1,116	2,754	3,319
FDIC insurance	1,219	480	4,968	1,293
Amortization of intangible assets	1,048	1,103	3,150	3,344
Goodwill impairment loss	-	2,250	-	2,250
Other expenses	4,289	3,596	11,755	10,901
TOTAL NONINTEREST EXPENSES	26,567	25,267	77,675	74,856
Income (loss) before income taxes	(23,953)	7,154	(23,812)	26,798
Income tax expense (benefit)	(10,379)	1,795	(12,175)	7,583
NET INCOME (LOSS)	$(13,574)	$5,359	$(11,637)	$19,215
Preferred stock dividends and discount accretion	1,205	-	3,607	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(14,779)	$5,359	$(15,244)	$19,215

NET INCOME (LOSS) PER SHARE AMOUNTS:
Basic net income (loss) per share	$(0.83)	$0.33	$(0.71)	$1.18
Basic net income (loss) per common share	(0.90)	0.33	(0.93)	1.18
Diluted net income (loss) per share	$(0.83)	$0.33	$(0.71)	$1.17
Diluted net income (loss) per common share	(0.90)	0.33	(0.93)	1.17
Dividends declared per share	$0.12	$0.24	$0.36	$0.72

See Notes to Consolidated Financial Statements.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,637)	$19,215
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operating activities:
Depreciation and amortization	7,849	10,420
Provision for loan and lease losses	55,678	15,401
Charge-offs on loans and leases	(43,267)	(2,226)
Stock compensation expense	1,105	551
Deferred income tax benefit	(5,868)	(5,401)
Origination of loans held for sale	(285,116)	(136,330)
Proceeds from sales of loans held for sale	288,253	140,614
Common stock issued pursuant to West Financial Services acquisition	628	-
Gains on sales of loans held for sale	(2,672)	(1,772)
Securities gains	(207)	(662)
Gains on sales of premises and equipment	-	(66)
Net (increase) decrease in accrued interest receivable	(1,515)	2,464
Net increase in other assets	(13,083)	(344)
Net increase in accrued expenses and other liabilities	3,278	2,262
Other – net	2,675	(2,340)
Net cash (used) provided by operating activities	(3,899)	41,786
Cash flows from investing activities:
Purchases of other equity securities	(3,628)	(8,581)
Purchases of investments available-for-sale	(719,202)	(176,327)
Proceeds from the sales of other real estate owned	788	240
Proceeds from maturities, calls and principal payments of investments held-to-maturity	31,229	56,065
Proceeds from maturities, calls and principal payments of investments available-for-sale	213,407	152,748
Net decrease (increase) in loans and leases	151,475	(206,858)
Proceeds from redemption of VISA stock	-	429
Contingent consideration payout	(2,308)	(1,620)
Expenditures for premises and equipment	(2,200)	(1,821)
Net cash used in investing activities	(330,439)	(185,725)
Cash flows from financing activities:
Net increase (decrease) in deposits	318,230	(25,056)
Net increase in short-term borrowings	8,307	109,898
Proceeds from issuance of long-term borrowings	-	60,000
Proceeds from issuance of common stock	424	579
Dividends paid	(8,842)	(11,818)
Net cash provided by financing activities	318,119	133,603
Net decrease in cash and cash equivalents	(16,219)	(10,336)
Cash and cash equivalents at beginning of period	105,229	85,852
Cash and cash equivalents at end of period	$89,010	$75,516

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Supplemental Disclosures:
Interest payments	$41,378	$45,597
Income tax payments	3,920	13,715
Transfers from loans to other real estate owned	4,889	1,471
Reclassification of borrowings from long-term to short-term	62,321	725

See Notes to Consolidated Financial Statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Loss	Equity

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net income (loss)	-	-	-	-	(11,637)	-	(11,637)
Other comprehensive income, net of tax effects	-	-	-	-	-	7,262	7,262
Total Comprehensive Income							(4,375)
Cash dividends - $0.36 per share	-	-	-	-	(5,957)	-	(5,957)
Preferred stock dividends – $34.98 per share	-	-	-	-	(3,116)	-	(3,116)
Stock compensation expense	-	-	-	1,105	-	-	1,105
Discount accretion	490	-	-	-	(490)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial – 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan – 28,909 shares	-	29	-	324	-	-	353
Director stock purchase plan – 2,988 shares	-	3	-	37	-	-	40
Restricted stock- 5,608 shares	-	5	-	(6)	-	-	(1)
DRIP plan – 2,441 shares	-	2	-	30	-	-	32
Balances at September 30, 2009	$79,930	$16,470	$3,699	$87,572	$193,210	$(310)	$380,571

Balances at December 31, 2007	$-	$16,349	$-	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008	-	-	-	-	(1,647)	-	(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04	-	16,349	-	83,970	214,729	(1,055)	313,993
Comprehensive Income:
Net income	-	-	-	-	19,215	-	19,215
Other comprehensive income (loss), net of tax effects and reclassification adjustment	-	-	-	-	-	(2,820)	(2,820)
Total Comprehensive Income							16,395
Cash dividends- $0.72 per share	-	-	-	-	(11,818)	-	(11,818)
Stock compensation expense	-	-	-	551	-	-	551
Common stock issued pursuant to:
Director stock purchase plan – 1,479 shares	-	2	-	38	-	-	40
Stock option plan – 9,127 shares (16,837 shares issued less 7,710 shares retired)	-	9	-	53	-	-	62
Employee stock purchase plan- 23,748 shares	-	24	-	453	-	-	477
Balances at September 30, 2008	$-	$16,384	$-	$85,065	$222,126	$(3,875)	$319,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Principles of Consolidation and Basis of Presentation

The unaudited Consolidated Financial Statements include the accounts of Sandy Spring Bancorp (“the Company”) and its wholly owned subsidiary, Sandy Spring Bank (“the Bank”) and its subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.  In the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.  These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2008 Annual Report on Form 10-K.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2008 Annual Report on Form 10-K.  The results shown in this interim report are not necessarily indicative of results that may be expected for any future quarters or for the year ending December 31, 2009.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.  Certain reclassifications have been made to amounts previously reported to conform to those amounts used in the current classifications.  These reclassifications have no effect on stockholders’ equity or net income as previously reported.  Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were available to be issued.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (which have original maturities of three months or less).

Note 2 - New Accounting Pronouncements

Adopted Accounting Pronouncements

The Company applies the guidance by the Financial Accounting Standards Board (“FASB”) Accounting Standards Topic (“ASC”) 820-10-35 regarding the measurement of the fair value of a liability.  This guidance is effective for the first reporting period subsequent to August 2009. The guidance provides clarification regarding what techniques may be used to measure the fair value of a liability when a quoted price for a liability in an active market is not available.  It further clarifies that an adjustment to the fair value is not required due to the existence of a restriction that prevents the transfer of the liability.

The Company accounts for other-than-temporary impairment (“OTTI”) of debt securities and uses the criteria used to assess the collectability of cash flows to determine potential OTTI under the provision of FASB ASC 320-10-65.  This topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009.  This topic modifies the presentation of OTTI losses and increases the frequency of and expands existing disclosure requirements. The Company’s adoption of this accounting standard in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company applies the guidance provided by FASB ASC 820-10-65 relating to the use of judgment in evaluating the relevance of inputs when determining fair value, estimating fair values when the volume and level of activity for an asset or liability decreased significantly and identifying transactions that are not orderly.  The Company’s adoption of this accounting standard in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Required disclosures about the fair value of the Company’s financial instruments for interim reporting periods are outlined in FASB ASC 825-10-65.  These disclosures are effective for interim periods ending after June 15, 2009.  The adoption of the disclosure requirements in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company includes non-forfeitable rights to dividends or dividend equivalents on unvested shared based payment awards on participating securities in the earnings allocation when computing earnings per share (“EPS”) as outlined in FASB ASC 260-10. These EPS computation requirements are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period per share data presented must be adjusted retrospectively. The adoption of these EPS calculation requirements did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company applies the general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued as outlined by FASB ASC 855. These accounting and disclosure requirements are effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  There are two types of subsequent events that must be evaluated: recognized and non-recognized subsequent events. An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity may not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but prior to the issuance of the financial statements.  Certain non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. The adoption of these accounting and disclosure standards did not have an impact on the Company’s financial position, results of operations or cash flows.

Pending Accounting Pronouncements

In December 2008, the FASB issued FASB staff position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan (“FSP FASB 132(R)-1").  The FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the currently required disclosures about fair value measurements. The Company does not expect that the adoption of this FSP will have a material impact on its financial position, results of operations or cash flows

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”). The disclosure requirements apply to transfers that occur both before and after the effective date of the statement. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition, on and after the effective date, existing qualifying special-purpose entities must be evaluated for consolidation by the reporting entity.

SFAS No. 166 eliminates the concept of a qualifying special purpose entity (“QSPE”). The statement eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. SFAS No. 166 also introduces the concept of a participating interest. A participating interest is defined as a proportionate interest ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the SFAS No. 166 significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. SFAS No. 166 also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale.  The statement amends the disclosure requirements that will allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS No. 167”). This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period.  Earlier application is prohibited. The objective of this Statement is to improve the accounting and disclosure of any involvement with variable interest entities (“VIEs”). SFAS No. 167 eliminates the existing approach for identifying the primary beneficiary of a VIE. It changes that approach with an analysis to determine if an enterprise’s variable interests give it a controlling financial interest in the VIE. The statement also expands the disclosure requirements for an enterprise that has a variable interest in a VIE. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS No. 168 modifies the hierarchy of generally accepted accounting principles (“GAAP”) to include two levels of GAAP: authoritative and nonauthoritative to be applied by nongovernmental entities.  Authoritative GAAP will include all rules and interpretive releases of the Securities and Exchange Commission (“SEC”).  Subsequent to the effective date of the SFAS No. 168, all references to GAAP will conform to the codification standards.  Management has determined that this guidance does not impact the financial statements of the Company.

Note 3 – Investments

Portfolio quality  discussion

At September 30, 2009, any unrealized losses associated with AAA-rated U.S. Government Agencies are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.  The municipal securities portfolio segment is not experiencing any significant credit problems at September 30, 2009 and the Company believes it will receive all contractual cash flows due on this portfolio.  The mortgage-backed securities portfolio at September 30, 2009 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($106.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($283.7 million).  Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.  Trust preferred securities are comprised of the senior tranches of three securities.  The Company has received all payments on a timely basis.  At September 30, 2009, the Company believes that the credit quality of these securities remains adequate to absorb further economic declines.  The unrealized losses on this portfolio are the result of illiquidity and reduced demand for these securities resulting in widening credit spreads.  Marketable equity securities are composed almost entirely of FHLB stock and Federal Reserve Bank stock, at cost.  With respect to the FHLB stock, the Company has received the most recent quarterly dividend that was due.  The Company has determined through a comprehensive earnings and liquidity review that there have been no other events that would result in a significant adverse effect on the fair value of the FHLB stock and that the par value of this investment will ultimately be recovered.

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are as follows:

	As of September 30, 2009				As of December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$376,992	$4,242	$(18)	$381,216	$135,418	$2,003	$(101)	$137,320
State and municipal	27,772	1,817	(1)	29,588	2,663	78	(41)	2,700
Mortgage-backed	382,363	7,557	(262)	389,658	144,638	1,358	(920)	145,076
Trust preferred	7,841	167	(1,675)	6,333	7,890	24	(1,633)	6,281
Total debt securities	794,968	13,783	(1,956)	806,795	290,609	3,463	(2,695)	291,377
Marketable equity securities	350	-	-	350	350	-	-	350
Total investments available-for-sale	$795,318	$13,783	$(1,956)	$807,145	$290,959	$3,463	$(2,695)	$291,727

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are as follows:

As of September 30, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$9,975	$18	$-	$18
State and municipal	1	199	-	1	1
Mortgage-backed	16	32,964	221	41	262
Trust preferred	3	6,017	24	1,651	1,675
Total	22	$49,155	$263	$1,693	$1,956

As of December 31, 2008			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$14,898	$101	$-	$101
State and municipal	4	1,131	41	-	41
Mortgage-backed	30	66,640	911	9	920
Trust preferred	6	4,950	1,633	-	1,633
Total	42	$87,619	$2,686	$9	$2,695

Approximately 86% of the bonds carried in the available-for-sale investment portfolio experiencing unrealized losses as of September 30, 2009 were rated AAA, 1% were rated B, 3% were rated BBB+ and 10% were rated CC. Approximately 94% of the bonds carried in the available-for-sale investment portfolio experiencing losses as of December 31, 2008 were rated AAA, 4% were rated B+ and 2% were not rated.  The securities representing the unrealized losses in the available-for-sale portfolio as of September 30, 2009 and December 31, 2008 all have modest duration risk (2.54 years in 2009 and  2.41 years in 2008), low credit risk, and minimal loss (approximately 3.96% in 2009 and 2.98% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates that have occurred subsequent to the original purchase and not considered credit related.  These factors coupled with the fact that the Company has both the intent and sufficient liquidity to hold these investments for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2009 and December 31, 2008 by contractual maturity are shown on the following page. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no sales of investments available-for-sale during 2009 or 2008.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$204,274	$203,739	$99,232	$99,677
Due after one year through five years	549,710	560,165	190,302	190,625
Due after five years through ten years	40,984	42,891	1,075	1,075
Due after ten years	-	-	-	-
Total debt securities available for sale	$794,968	$806,795	$290,609	$291,377

At September 30, 2009 and December 31, 2008, investments available-for-sale with a book value of $212.5 million and $217.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at September 30, 2009 and December 31, 2008.

 Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are as follows:

	As of September 30, 2009				As of December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$139,904	$6,233	$(3)	$146,134	$170,871	$4,415	$(159)	$175,127
Mortgage-backed	624	42	-	666	747	34	-	781
Total investments held-to-maturity	$140,528	$6,275	$(3)	$146,800	$171,618	$4,449	$(159)	$175,908

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are as follows:

As of September 30, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	3	$657	$3	$-	$3
Total	3	$657	$3	$-	$3

As of December 31, 2008			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	14	$10,658	$159	$-	$159
Total	14	$10,658	$159	$-	$159

All of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of September 30, 2009, were rated AAA. As of December 31, 2008, approximately 16% of such bonds were rated AAA and approximately 84% were rated AA.  The securities representing the unrealized losses in the held-to-maturity portfolio had duration risk of 12.28 years in 2009 compared to 6.27 years in 2008.  These securities have low credit risk and minimal unrealized losses (approximately 0.51% in 2009 and 1.47% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$42,965	$43,708	$55,231	$55,941
Due after one year through five years	90,582	95,591	108,406	111,718
Due after five years through ten years	898	936	1,997	2,043
Due after ten years	6,083	6,565	5,984	6,206
Total debt securities held-to-maturity	$140,528	$146,800	$171,618	$175,908

At September 30, 2009 and December 31, 2008, investments held to maturity with a book value of $116.4 million and $140.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at September 30, 2009 or December 31, 2008.

Other equity securities for the periods indicated are as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Federal Reserve Bank stock	$7,531	$5,037
Federal Home Loan Bank of Atlanta stock	25,167	24,034
Atlantic Central Bank stock	75	75
Total	$32,773	$29,146

Note 4 – Stock Based Compensation

At September 30, 2009, the Company had two stock-based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,184,750 are available for issuance at September 30, 2009, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

During 2009, 73,560 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 97,008 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The fair value method for expense recognition of employee awards resulted in stock compensation expense of approximately $1.1 million and $0.6 million for the nine month periods ended September 30, 2009 and 2008, respectively. The fair values of all of the options granted have been estimated using a binomial option-pricing model.

For the nine months ended September 30, 2009, no stock options have been exercised resulting in no intrinsic value for options exercised during this period.   The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0.2 million.

A summary of share option activity for the six month period ended September 30, 2009 is reflected in the table below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2009	973,730	$33.51		$112
Granted	73,560	12.01		314
Exercised	-	-		-
Forfeited or expired	(176,684)	32.13		(37)
Balance at September 30, 2009	870,606	$31.98	4.0	$389

Exercisable at September 30, 2009	707,846	$34.13	3.6	$91

Weighted average fair value of options
granted during the year		$3.22

A summary of the status of the Company’s nonvested options and restricted stock as of September 30, 2009, and changes during the nine month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Nonvested options at January 1, 2009	134,010	$5.15
Granted	73,560	3.22
Vested	(35,289)	4.55
Forfeited or expired	(9,521)	4.23
Nonvested options at September 30, 2009	162,760	$4.46

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	Of Shares	Fair Value
Restricted stock at January 1, 2009	41,202	$29.91
Granted	97,008	12.01
Vested	(5,608)	24.65
Forfeited or expired	(3,292)	22.51
Restricted stock at September 30, 2009	129,310	$16.90

Total unrecognized compensation cost related to nonvested share-based compensation arrangements was approximately $2.3 million as of September 30, 2009.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Note 5 - Per Share Data

The calculations of net income (loss) per common share for the three and nine month periods ended September 30, 2009 and 2008 are reflected in the following table.  Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents.  The diluted income (loss) per common share calculation method is derived by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents.

	Three Months Ended		Nine Months Ended
(Dollars and amounts in thousands, except per share data)	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(13,574)	$5,359	$(11,637)	$19,215
Less: Dividends - preferred stock	1,205	-	3,607	-
Net income (loss) available to common stockholders	$(14,779)	$5,359	$(15,244)	$19,215

Basic EPS shares	16,467	16,380	16,439	16,367

Basic net income (loss)	$(0.83)	$0.33	$(0.71)	$1.18
Basic net income (loss) per common share	$(0.90)	$0.33	$(0.93)	$1.18

Diluted:
Net income (loss)	$(13,574)	$5,359	$(11,637)	$19,215
Less: Dividends - preferred stock	1,205	-	3,607	-
Net income (loss) available to common stockholders	$(14,779)	$5,359	$(15,244)	$19,215

Basic EPS shares	16,467	16,380	16,439	16,367
Dilutive common stock equivalents	-	39	-	52
Dilutive EPS shares	16,467	16,419	16,439	16,419

Diluted net income (loss) per share	$(0.83)	$0.33	$(0.71)	$1.17
Diluted net income (loss) per common share	$(0.90)	$0.33	$(0.93)	$1.17

Antidilutive shares	789	909	961	924

Note 6 – Comprehensive Income (Loss)

The components of total comprehensive income (loss) for the periods indicated are as follows:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Net income (loss)	$(11,637)	$19,215
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	10,852	(2,733)
Related income tax expense (loss)	(4,328)	1,088
Net investment gains (losses) reclassified into earnings	207	(662)
Related income tax (expense) benefit	(82)	265
Net effect on other comprehensive income (loss) for the period	6,649	(2,042)

Defined benefit pension plan:
Amortization of prior service costs	-	(1,589)
Related income tax benefit (expense)	-	634
Recognition of unrealized gain	1,020	295
Related income tax benefit (expense)	(407)	(118)
Net effect on other comprehensive income (loss) for the period	613	(778)
Total other comprehensive income (loss)	7,262	(2,820)
Comprehensive income (loss)	$(4,375)	$16,395

The activity in accumulated other comprehensive income for the periods indicated:

		Unrealized Gains
	Defined Benefit	(Losses) on Investments
(In thousands)	Pension Plan	Available-for-Sale	Total
Balance at December 31, 2007	$(2,097)	$1,042	$(1,055)
Period change, net of tax	(778)	(2,042)	(2,820)
Balance at September 30, 2008	$(2,875)	$(1,000)	$(3,875)

		Unrealized Gains
	Defined Benefit	(Losses) on Investments
(In thousands)	Pension Plan	Available-for-Sale	Total
Balance at December 31, 2008	$(8,033)	$461	$(7,572)
Period change, net of tax	613	6,649	7,262
Balance at September 30, 2009	$(7,420)	$7,110	$(310)

Note 7 - Pension, Profit Sharing, and Other Employee Benefit Plans

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

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the plan freeze. The Plan invests primarily in a diversified portfolio of managed fixed income and equity funds.  The Company has not yet determined the amount of its 2009 contribution to the plan.

Net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest cost on projected benefit obligation	$361	$356	$1,076	$1,066
Expected return on plan assets	(300)	(326)	(942)	(978)
Amortization of prior service cost	-	(1,501)	-	(1,589)
Recognized net actuarial loss	342	97	1,020	295
Net periodic benefit cost	$403	$(1,374)	$1,154	$(1,206)

Cash and Deferred Profit Sharing Plan

The Company has a qualified Cash and Deferred Profit Sharing Plan that includes a 401(k) provision with a Company match.  The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and the Company match are included in noninterest expenses and totaled $1.0 million and $1.1 million for the nine month periods ended September 30, 2009 and 2008, respectively, and  $0.3 million and $0.4 million for the three month periods ended September 30, 2009 and 2008, respectively.

The Company has a short-term incentive plan named the Sandy Spring Leadership Incentive Plan which provides a cash bonus to key members of management based on the Company’s financial results using a weighted formula. Payments under this plan to senior executive officers may be limited under the Emergency Economic Stabilization Act of 2008, as amended. The expense for this plan is included in noninterest expenses.  There was no expense recognized for the nine and three months ended September 30, 2009.  The expense recognized for the nine month periods ended September 30, 2008 was $0.4 million.  There was no expense for the three month period ended September 30, 2008.

Executive Incentive Retirement Plan

In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earn a deferral bonus which is accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals after January 1, 2008 vest immediately.  Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service.  Allocations to executive officers for 2009 and subsequent periods may be subject to restrictions pursuant to the Emergency Economic Stabilization Act of 2008, as amended. The Company had expenses related to the new Plan of $0.3 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for the three month periods ended September 30, 2009 and 2008, respectively.

Note 8 - Segment Reporting

The Company operates in four operating segments—Community Banking, Insurance, Leasing, and Investment Management. Each of the operating segments is a strategic business unit that offers a specific set of products and services. The Insurance, Leasing, and Investment Management segments are businesses that were acquired in previous years in acquisition transactions.  The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.  However, the segment data reflect intersegment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of parent company activities are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are noncash charges associated with amortization of intangibles related to the acquired entities totaling $0.8 million and $0.6 million for the three month periods ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, the amortization related to acquired entities totaled $2.4 million and $2.5 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  In addition, Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group and Wolfe and Reichelt Insurance Agency, general insurance agencies located in Annapolis, Maryland, and Neff & Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines and personal lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles totaling $0.1 million for both the three month periods ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, respectively, amortization related to acquired entities totaled $0.2 million and $0.3 million.

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

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank that was acquired in October 2005.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial has approximately $695.0 million in assets under management as of September 30, 2009.  Major revenue sources include noninterest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles totaling $0.2 million for both of the three month periods ended September 30, 2009 and 2008, and $0.6 million for both of the nine month periods ended September 30, 2009 and 2008.

Information about operating segments and reconciliation of such information to the Consolidated Financial Statements is reflected in the following tables for the periods indicated:

	Three Months Ended September 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$38,823	$2	$551	$1	$(192)	$39,185
Interest expense	12,785	-	190	-	(192)	12,783
Provision for loan and lease losses	34,450	-	-	-	-	34,450
Noninterest income	8,302	1,224	88	1,201	(153)	10,662
Noninterest expenses	24,563	1,174	126	857	(153)	26,567
Income (loss) before income taxes	(24,673)	52	323	345	-	(23,953)
Income tax expense (benefit)	(10,653)	21	118	135	-	(10,379)
Net income (loss)	$(14,020)	$31	$205	$210	$-	$(13,574)

Assets	$3,644,641	$12,348	$28,147	$11,931	$(64,676)	$3,632,391

	Three Months Ended September 30, 2008
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$41,618	$8	$730	$6	$(314)	$42,048
Interest expense	13,975	-	300	-	(314)	13,961
Provision for loan and lease losses	6,545	-	-	-	-	6,545
Noninterest income	8,292	1,474	128	1,137	(152)	10,879
Noninterest expenses	21,033	1,273	2,301	812	(152)	25,267
Income (loss) before income taxes	8,357	209	(1,743)	331	-	7,154
Income tax expense (benefit)	2,355	88	(778)	130	-	1,795
Net income (loss)	$6,002	$121	$(965)	$201	$-	$5,359

Assets	$3,201,243	$12,296	$36,421	$11,432	$(66,275)	$3,195,117

	Nine Months Ended September 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$115,434	$5	$1,785	$4	$(647)	$116,581
Interest expense	40,714	-	639	-	(647)	40,706
Provision for loan and lease losses	55,678	-	-	-	-	55,678
Noninterest income	25,773	4,733	231	3,388	(459)	33,666
Noninterest expenses	71,247	3,767	479	2,641	(459)	77,675
Income (loss) before income taxes	(26,432)	971	898	751	-	(23,812)
Income tax expense (benefit)	(13,210)	392	350	293	-	(12,175)
Net income (loss)	$(13,222)	$579	$548	$458	$-	$(11,637)

Assets	$3,644,641	$12,348	$28,147	$11,931	$(64,676)	$3,632,391

	Nine Months Ended September 30, 2008
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total

Interest income	$126,515	$40	$2,186	$26	$(952)	$127,815
Interest expense	46,095	-	887	-	(952)	46,030
Provision for loan and lease losses	15,221	-	180	-	-	15,401
Noninterest income	26,692	5,203	386	3,446	(457)	35,270
Noninterest expenses	65,608	4,052	2,988	2,665	(457)	74,856
Income (loss) before income taxes	26,283	1,191	(1,483)	807	-	26,798
Income tax expense (benefit)	7,383	485	(600)	315	-	7,583
Net income (loss)	$18,900	$706	$(883)	$492	$-	$19,215

Assets	$3,201,243	$12,296	$36,421	$11,432	$(66,275)	$3,195,117

Note 9- Fair Value Measurements

Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings

As of January 1, 2008, the Company adopted the fair value option for mortgage loans held for sale.  The Company believes by electing the fair value option on residential mortgage loans held for sale, it will allow the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.  The effect of this adjustment was immaterial to the Company’s financial results for the three and nine month periods ending September 30, 2009 and 2008, respectively.

Simultaneously with the adoption of the fair value option, the Company adopted the standards for fair value measurement which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value measurements are not adjusted for transaction costs.  The standard for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities.  Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required the Company does not adjust the quoted price for such instruments.

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

Level 3 are positions that are not traded in active markets or are subject to transfer restrictions.  Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as level 2.

Assets Measured at Fair Value on a Recurring Basis

The following table set forth the Company’s financial assets and liabilities at September 30, 2009, that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$10,926	$-	$10,926
Investments available-for-sale	-	804,065	3,080	807,145
Interest rate swap agreements	-	565	-	565

Liabilities
Interest rate swap agreements	$-	$(565)	$-	$(565)

	At December 31, 2008
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$11,391	$-	$11,391
Investments available-for-sale	-	288,573	3,154	291,727
Interest rate swap agreements	-	307	-	307

Liabilities
Interest rate swap agreements	$-	$(307)	$-	$(307)

The Company owns $4.7 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies that have exhibited limited activity due to the state of the economy at September 30, 2009 and December 31, 2008.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009.
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

The following table provides unrealized losses included in assets measured in the consolidated balance sheets at fair value on a recurring basis that are still held at September 30, 2009.

Significant Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2008	$3,154
Total unrealized losses included in other comprehensive income (loss)	(74)
Balance at September 30, 2009	$3,080

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

At September 30, 2009
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs		Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Losses
Impaired loans	$-	$-	$93,121	$93,121	$4,385

Impaired loans totaling $110.2 million were written down to fair value of $93.1 million as a result of loan loss reserves of $17.1 million associated with the impaired loans which was included in our allowance for loan losses.  Impaired loans totaled $52.6 million at December 31, 2008.

Impaired loans are evaluated and valued at the lower of cost or market value at the time the loan is identified as impaired.  Market value is measured based on the value of the collateral securing these loans and is classified at a level in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 96.5% of the Company's assets and 99.0% of its liabilities at September 30, 2009 and December 31, 2008, respectively.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments are as follows for the periods indicated:

	At September 30, 2009		At December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$99,936	$99,936	$116,620	$116,620
Investments available-for-sale	807,145	807,145	291,727	291,727
Investments held-to-maturity and other equity securities	173,301	179,573	200,764	205,054
Loans, net of allowances	2,334,282	2,235,808	2,440,120	2,467,993
Accrued interest receivable and other assets (2)	89,377	89,377	85,219	85,219

Financial Liabilities
Deposits	$2,683,487	$2,575,949	$2,365,257	$2,380,527
Short-term borrowings	491,702	518,740	421,074	462,130
Long-term borrowings	39,263	25,005	101,584	103,495
Accrued interest payable and other liabilities (2)	3,366	3,366	4,330	4,330

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined in SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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

GENERAL

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2009, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

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

Allowance for loan and lease losses
The allowance for loan and lease losses is an estimate of the losses that may be sustained in the loan and lease portfolio.  The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

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

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 82% of the total allowance at September 30, 2009 and 70% at December 31, 2008.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, and accounted for 18% of the total allowance at September 30, 2009 and 30% at December 31, 2008. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Under current accounting guidance, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing the company typically works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment. The Company and the valuation firm determined that the Income approach and the Market approach were most appropriate in testing whether a “step two test” for impairment was necessary.  At September 30, 2009 it was determined that there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other noninterest expenses in the consolidated statement of income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

Management expects that the Company’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value
The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments that are measured at fair value on a recurring basis are investment securities available for sale and interest rate swap agreements.  In addition, the Company has elected, at its option, to measure mortgage loans held for sale at fair value. Loans where it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

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

In general, the efficiency ratio is noninterest expenses as a percentage of net interest income plus total noninterest income.  This is a GAAP financial measure.  Noninterest expenses used in the calculation of the non-GAAP efficiency ratio excludes intangible asset amortization, the goodwill impairment loss and, if applicable, the pension prior service credit.  Income for the non-GAAP ratio is increased for the favorable effect of tax-exempt income, and excludes securities gains and losses, which can vary widely from period to period without appreciably affecting operating expenses.  The measure is different from the GAAP efficiency ratio.  The GAAP measure is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The non-GAAP and GAAP efficiency ratios are presented and reconciled in Table 1.

Table 1 – GAAP based and Non-GAAP efficiency ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
GAAP efficiency ratio:
Noninterest expenses	$26,567	$25,267	$77,675	$74,856
Net interest income plus noninterest income	37,064	38,966	109,541	117,055

Efficiency ratio–GAAP	71.68%	64.84%	70.91%	63.95%

Non-GAAP efficiency ratio:
Noninterest expenses	$26,567	$25,267	$77,675	$74,856
Less non-GAAP adjustment:
Amortization of intangible assets	1,048	1,103	3,150	3,344
Goodwill impairment loss	-	2,250	-	2,250
Plus non-GAAP adjustment:
Pension prior service credit	-	1,473	-	1,473
Noninterest expenses as adjusted	$25,519	$23,387	$74,525	$70,735

Net interest income plus noninterest income	$37,064	$38,966	$109,541	$117,055
Plus non-GAAP adjustment:
Tax-equivalent income	1,331	1,180	3,463	3,381
Less non-GAAP adjustments:
Securities gains (losses)	15	9	207	662
Net interest income plus noninterest income - as adjusted	$38,380	$40,137	$112,797	$119,774

Efficiency ratio–Non-GAAP	66.49%	58.27%	66.07%	59.06%

A.	FINANCIAL CONDITION

The Company's total assets were $3.6 billion at September 30, 2009, increasing $318.8 million or 10% during the first nine months of 2009.  Earning assets increased by 10% or $317.6 million in the first nine months of 2009 to $3.4 billion at September 30, 2009.  These increases were mainly the result of an increase of 99% in investments which was driven by the growth in deposits.

Total loans and leases, excluding loans held for sale, decreased 6% or $156.4 million during the first nine months of 2009, to $2.3 billion. This decrease was due primarily to a decline in the residential mortgage loan portfolio which decreased by $76.2 million or 12% due primarily to a decline in residential construction loans.  Consumer loans remained virtually level during the period while commercial loans decreased $75.5 million or 5% due mainly to declines in commercial and commercial construction loans. Residential mortgage loans held for sale decreased by $0.5 million from December 31, 2008, to $10.9 million at September 30, 2009.

Table 2 – Analysis of Loans and Leases

 The following table presents the trends in the composition of the loan and lease portfolio for the periods indicated:

	September 30,		December 31,
(Dollars in thousands)	2009	%	2008	%
Residential real estate	$570,570	24.4%	$646,820	26.0%
Commercial loans and leases	1,362,089	58.4	1,437,599	57.7
Consumer	401,623	17.2	406,227	16.3
Total Loans and Leases	2,334,282	100.0%	2,490,646	100.0%
Less: Allowance for credit losses	(62,937)		(50,526)
Net loans and leases	$2,271,345		$2,440,120

The total investment portfolio increased by 99% or $488.0 million from December 31, 2008, to $980.4 million at September 30, 2009.  The increase was due mainly to increases of $515.4 million or 177% in available-for-sale securities and $3.6 million or 12% in other equity securities, which were somewhat offset by a decrease of $31.1 million or 18% in held-to-maturity securities. The increases were the result of an increase in deposits resulting primarily from the introduction of the Company’s Premier Money Market product in the second quarter of 2009 and a lack of loan demand. The aggregate of federal funds sold and interest-bearing deposits with banks decreased by $13.6 million during the first nine months of 2009, reaching $46.9 million at September 30, 2009.

Table 3 – Analysis of Deposits

The following table presents the trends in the composition of deposits for the periods indicated:

(Dolloars in thousands)	September 30, 2009%		December 31, 2008%
Noninterest-bearing deposits	$573,601	21.4%	$461,517	19.5%
Interest-bearing deposits:
Demand	251,456	9.4	243,986	10.3
Money market savings	896,658	33.4	664,837	28.1
Regular savings	152,099	5.6	146,140	6.2
Time deposits less than $100,000	452,894	16.9	477,148	20.2
Time deposits $100,000 or more	356,779	13.3	371,629	15.7
Total interest-bearing	2,109,886	78.6	1,903,740	80.5
Total deposits	$2,683,487	100.0%	$2,365,257	100.0%

Total deposits were $2.7 billion at September 30, 2009, increasing $318.2 million or 13% from December 31, 2008. During the first nine months of 2009, growth rates of 24% were achieved for noninterest bearing demand deposits (up $112.1 million), 35% for money market deposits (up $231.8 million), 4% for interest-bearing regular savings (up $6.0 million) and 3% for interest bearing demand deposits (up $7.5 million). Over the same period, decreases of 5% were recorded for time deposits less than $100,000 (down $24.3 million) and 4% for time deposits of $100,000 or more (down $14.9 million). The growth in both money market and demand deposits was due in part to the increase in the FDIC insurance limits which were put into place late in 2008. The increase in money market deposits was also due in large part to the introduction of the Company’s Premier money market product which has been priced very competitively.

Total borrowings were $531.0 million at September 30, 2009, which represented an increase of $8.3 million or 2% from December 31, 2008.  These additional borrowings were due to growth in retail repurchase agreements.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

The Net Interest Income at Risk position increased in all shock bands over the year-end 2008.  All of the above measures of net interest income at risk remained well within prescribed policy limits.  Although assumed to be unlikely, our largest exposure is at the +400bp level, with a measure of -15.83%. This is also well within our prescribed policy limit of 25%.

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	-25.00%		-20.00%		-17.50%		-12.50%		-12.50%		-17.50%		-20.00%		-25.00%
September 30, 2009	-15.83%		-9.72%		-4.28%		-0.99%		N/A		N/A		N/A		N/A
December 31, 2008	4.19%		4.81%		4.35%		2.80%		N/A		N/A		N/A		N/A

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

Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	-40.00%		-30.00%		-22.50%		-10.00%		-12.50%		-22.50%		-30.00%		-40.00%
September 30, 2009	-20.33%		-10.23%		-4.90%		0.15%		N/A		N/A		N/A		N/A
December 31, 2008	-4.80%		1.92%		3.61%		1.59%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (EVE) at risk position increased in the +400, +300 and +200 shock bands and decreased over year-end 2008 in the +100 shock band.  Although assumed to be highly unlikely, the largest exposure is at the +400bp level, with a measure of -20.33%.  This is well within our prescribed policy limit of 40%.

Liquidity

Liquidity is measured using an approach designed to take into account loan and lease payments, maturities, calls and pay-downs of securities, earnings, balance sheet growth, mortgage banking activities, investment portfolio liquidity, and other factors.  Through this approach, implemented by the funds management subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty-day intervals out to 360 days. The measurement is based upon the asset-liability management model’s projection of a funds’ sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2009 showed short-term investments exceeding short-term borrowings over the subsequent 360 days by $53.7 million, which decreased from an excess of $110.1 million at December 31, 2008.  This excess of liquidity over projected requirements for funds indicates that the Company can increase its loans and other earning assets without incurring additional borrowings.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $498.5 million was available based on pledged collateral with $411.8 million outstanding at September 30, 2009. The line of credit at the Federal Reserve totaled $332.7 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2009.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $40.0 million at September 30, 2009, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of September 30, 2009 against which there were no outstanding borrowings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position is appropriate at September 30, 2009.

The principal source of parent company liquidity is dividends from the Bank. In addition to its operating expenses, the Company is responsible for the payment of dividends to shareholders of its common stock and preferred stock and the payment of interest to holders of its subordinated debentures. Payment of dividends to the Company by the Bank is limited under law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. As a result of dividends paid in prior periods, in addition to net losses incurred in the past nine months, further future dividend distributions will be subject to regulatory review and approval.

The following is a schedule of significant commitments:

(In thousands)	September 30, 2009
Commitments to extend credit:
Unused lines of credit (home equity and business)	$631,840
Other commitments to extend credit	98,547
Standby letters of credit	65,233
Total commitments to extend credit:	$795,620

Capital Management

The Company recorded a total risk-based capital ratio of 13.23% at September 30, 2009, compared to 13.82% at December 31, 2008; a tier 1 risk-based capital ratio of 11.96%, compared to 12.56%; and a tier 1 leverage ratio of 9.31%, compared to 11.00%.  These decreases resulted from a combination of the decrease in operating results and growth in the Company’s assets for the nine month period ending September 30, 2009. Capital adequacy, as measured by these ratios, was well above regulatory requirements.  Management believes the level of capital at September 30, 2009, is appropriate.

The net loss for the nine months ended September 30, 2009 coupled with the dividends paid during the same period reduced capital by $20.7 million from December 31, 2008.  This reduction was partially offset by other comprehensive gains of $7.3 million that were the result of unrealized securities gains on securities available for sale due to the improved market condition during the nine month period.  Dividends for the first nine months of the year were $0.36 per share in 2009, compared to $0.72 per share in 2008.  This reduction was the result of the Company’s efforts to preserve capital.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 651,547 shares of the Company’s common stock, for an aggregate price of $83.1 million in cash.  This capital is considered Tier 1 regulatory capital.

The senior preferred stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The senior preferred shares are callable at par after three years and can be redeemed prior to three years at 100% of the issue price, subject to the approval of the Company’s federal regulator. Dividends paid on the senior shares are cumulative.

The warrant was issued with an initial exercise price of $19.13. The warrant has a ten year term and is exercisable immediately, in whole or in part. The Treasury Department has agreed not to vote any common shares acquired upon exercise of the warrant. Should the Company raise common or perpetual preferred equity equal to or at least 100% of the senior preferred shares issued under TARP by December 31, 2009, the number of shares relating to the warrant shall be reduced by 50%.

In conjunction with the issuance of the senior preferred shares and the warrant, the warrant was allocated a portion of the $83.1 million issuance proceeds as required by current accounting standards. The allocation of this value was based on the relative fair value of the senior preferred shares and the warrant to the combined fair value. Accordingly, the allocated value of the warrant was determined to be $3.7 million, which was allocated from the proceeds and recorded in additional paid-in capital in the consolidated balance sheet. This non-cash amount is considered a discount to the preferred stock and will be amortized over a five year period using the interest method and accreted as a dividend recorded on the senior preferred shares. The warrant is included in the diluted average common shares outstanding.

The fair value of the preferred stock was determined using the net present value of cash flows projected over seven years and discounted at a 14.00% rate.  The rate selected was estimated to be the rate that the Company would have to pay had the Company issued its own preferred stock.  This rate was comparable to the rates selected by our peer banks.  The seven year cash flow was selected for the preferred stock since it is the Company’s intention to redeem the preferred stock prior to the ten year maturity and minimize the impact of 9% dividend rate.

Under the terms of the transaction documents, the preferred stock may be redeemed but the warrant could still be outstanding.  The fair value of the warrant was determined using the binomial pricing model and incorporated the following assumptions:

Contractual Term	10 years
Expected Life	10 years
Exercise Price	$19.13
Fair Value of Company Stock	$19.36
Risk-free Rate over the Expected Life	2.65%
Expected Volatility	30.08%
Expected Dividend Yield	3.85%

The fair value amounts of the preferred stock and the warrant were used to allocate $83.1 million proceeds received between preferred stock and additional paid-in capital using the relative fair value approach as discussed in the previous paragraphs.

B. RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Net income available to common shareholders for the first nine months of the year decreased $34.4 million or 179% to a loss of $15.2 million in 2009 from net income of $19.2 million in 2008, representing annualized returns on average common equity of  (6.59%) in 2009 and 8.04% in 2008, respectively.  Diluted earnings (loss) per common share (“EPS”) for the first nine months of the year was ($0.93) in 2009, compared to $1.17 in 2008.

Net interest income declined by $5.9 million, or 7%, to $75.9 million for the first nine months of 2009, while total noninterest income decreased by $1.6 million, or 5% for the period. In addition, noninterest expenses increased by $2.8 million, or 4% compared to the prior year period.

The decrease in net interest income was due to a 98 basis point decline in the yield on loans and a 157 basis point decline in the yield on investments which exceeded the 52 basis point decline on interest-bearing liabilities. The decline in the net interest margin reflects the shift of a larger proportion of interest-earning assets into investments, the Company’s current asset sensitive position and the growth in nonperforming assets, as well as the growth in the Company’s Premier Money Market product, which has been very competitively priced to grow market share and customer relationships over the long term. These factors produced a net interest margin decrease of 74 basis points to 3.25% for the nine months ended September 30, 2009, from 3.99% for the same period of 2008.

Table 4 — Consolidated Average Balances, Yields and Rates

	For the nine months ended September 30,
	2009			2008
(Dollars in thousands and tax equivalent)	Average Balance	Interest (1)	Average Yield/Rate	Average Balance	Interest (1)	Average Yield/Rate
Assets
Total loans and leases (2)	$2,446,363	$97,233	5.31%	$2,393,470	$112,746	6.29%
Total securities	756,939	22,696	4.02	427,345	17,842	5.59
Other earning assets	60,071	115	0.26	31,500	608	2.58
Total earning assets	3,263,373	120,044	4.92	2,852,315	131,196	6.14
Nonearning assets	255,057			272,413
Total assets	$3,518,430			$3,124,728

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$251,257	326	0.17	$244,943	528	0.29
Money market savings deposits	809,442	8,690	1.44	680,189	9,760	1.92
Regular savings deposits	151,942	177	0.16	156,093	365	0.31
Time deposits	833,955	18,925	3.03	760,569	22,277	3.91
Total interest-bearing deposits	2,046,596	28,118	1.84	1,841,794	32,930	2.39
Short-term borrowings	480,969	10,757	3.00	397,432	9,886	3.32
Long-term borrowings	52,838	1,831	4.62	100,591	3,214	4.26
Total interest-bearing liabilities	2,580,403	40,706	2.11	2,339,817	46,030	2.63
Noninterest-bearing demand deposits	512,384			435,725
Other noninterest-bearing liabilities	33,494			30,115
Stockholders' equity	392,149			319,071
Total liabilities and stockholders' equity	$3,518,430			$3,124,728
Net interest income and spread		79,338	2.81%		85,166	3.51%
Less: tax equivalent adjustment		3,463			3,381
Net interest income		$75,875			$81,785

Net interest margin (3)			3.25%			3.99%
Ratio of average earning assets to Average interest-bearing liabilities	126.47%			121.90%

(1)
Interest income includes the effects of annualized tax-equivalent adjustments (reduced by the nondeductible portion of interest expense) using the appropriate marginal federal income tax rate of 35.00% and, where applicable, the marginal state income tax rate of 8.25% or a combined marginal federal and state tax of 39.88% for 2009 and 2008, to increase tax-exempt interest income to a tax equivalent basis.  The annualized tax-equivalent adjustments utilized in the above table to compute yields aggregated to $4.6 million in 2009 and $4.5 million in 2008.

(2)	Non-accrual loans are included in the average balances.
(3)	Net interest margin is equal to the annualized net interest income on a tax-equivalent basis divided by total interest-earning assets.

Net Interest Income

Net interest income for the first nine months of 2009 was $75.9 million, a decrease of 7% from $81.8 million in 2008, due primarily to a 122 basis point decline in tax equivalent yield on earning assets, which exceeded a 52 basis point decline in the cost of interest bearing liabilities. Non-GAAP tax-equivalent net interest income, which takes into account the benefit of tax advantaged investment securities, decreased by 7%, to $79.3 million in 2009 from $85.2 million in 2008.  The effects of changes in average balances, yields and rates are presented in Table 5.

For the first nine months of 2009, total interest income decreased by $11.2 million or 9%, compared to 2008.  On a non-GAAP tax-equivalent basis, interest income also decreased by 9%.  Average earning assets increased by 14% versus the prior period to $3.3 billion from $2.9 billion, while the average yield earned on those assets decreased by 122 basis points to 4.92%.  Comparing the first nine months of 2009 versus the same period in 2008, average total loans and leases grew by 2% to $2.4 billion (a decline to 75% of average earning assets, versus 84% a year ago), while recording a 98 basis point decrease in average yield to 5.31%.  Average commercial loans and leases increased by 5% (due to an increase in commercial mortgages); average consumer loans increased by 6% (attributable primarily to home equity line growth); while residential real estate loans decreased by 5% (primarily due to a decrease in construction lending).  Over the same period, average total securities increased by 77% to $756.9 million (23% of average earning assets, versus 15% a year ago), while the average yield earned on those assets decreased by 157 basis points to 4.02%. The lower level of growth in average total loans and leases reflects the lack of quality loan demand in the marketplace as a result of the current negative economic conditions on both a regional and local basis and the Company’s more conservative underwriting standards. The increased growth in average total securities was due mainly to the investment of the proceeds resulting from the successful launch of the Premier Money Market product earlier in the year as part of the Company’s Operation Take Share campaign to grow deposit market share.

Interest expense for the first nine months of the year decreased by $5.3 million or 12% in 2009 compared to 2008. Average total interest-bearing liabilities increased by 10% over the prior year period, while the average rate paid on these funds decreased by 52 basis points to 2.11%.  As shown in Table 4, all categories of interest-bearing liabilities, except long-term borrowings, showed decreases in the average rate as market interest rates continued to decline.

Table 5 – Effect of Volume and Rate Changes on Net Interest Income

	For the nine months ended September 30,
	2009 vs. 2008			2008 vs. 2007
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(15,513)	$2,410	$(17,923)	$(711)	$16,205	$(16,916)
Securities	4,854	10,891	(6,037)	(4,862)	(3,550)	(1,312)
Other earning assets	(493)	302	(795)	(2,193)	(1,151)	(1,042)
Total interest income	(11,152)	13,603	(24,755)	(7,766)	11,504	(19,270)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(202)	13	(215)	(98)	18	(116)
Regular savings deposits	(188)	(10)	(178)	(56)	(31)	(25)
Money market savings deposits	(1,070)	1,651	(2,721)	(7,589)	1,749	(9,338)
Time deposits	(3,352)	1,980	(5,332)	(4,590)	(805)	(3,785)
Total borrowings	(512)	887	(1,399)	923	4,143	(3,220)
Total interest expense	(5,324)	4,521	(9,845)	(11,410)	5,074	(16,484)
Net interest income	$(5,827)	$9,082	$(14,910)	$3,644	$6,430	$(2,786)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single customer, industry or collateral type. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb probable losses in the loan and lease portfolio. The allowance is based on careful, continuous review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation of the losses that may be sustained in the loan and lease portfolio.  The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.  The Company’s systematic methodology for assessing the appropriateness of the allowance includes:  (1) the general allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual basis.

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

General allowances are also established by application of credit risk factors to other internally risk rated loans, individual consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

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

As part of its continuing review of the adequacy of the allowance, management also considers certain types of loans that by their nature, may carry a higher degree of risk. At September, 30, 2009 the Company had a portfolio of ten Shared National Credits with outstanding balances totaling $65.2 million. One credit totaling $14.6 million was in nonperforming status at September 30, 2009. The remaining credits were performing with no delinquencies as to principal or interest. At September 30, 2009 the Company had $245.3 million in interest-only residential first mortgage loans and first mortgage residential construction loans of which $3.6 million (8 loans) were delinquent 90 days or more. As of September 30, 2009 the Company had no option ARMs, defined as adjustable rate mortgage loans on which the monthly interest payment is not equal to the total monthly interest accrued, thus requiring interest to be capitalized into the loan principal balance.

The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The provision for loan and lease losses totaled $55.7 million for the first nine months of 2009 compared to $15.4 million in the same period of 2008. This increase was due a higher level of nonperforming loans due to: internal risk rating downgrades to a combination of previously identified problem credits plus several newly identified credits; reserve adjustments based on historical experience; and a higher level of overall charge-offs, primarily related to the residential real estate development portfolio. The Company experienced net charge-offs during the first nine months of 2009 of $43.3 million compared to net charge-offs of $2.2 million for the first nine months of 2008.

Management believes that the allowance is adequate.  However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Sandy Spring Bank, periodically review the credit portfolio and the allowance.  Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2009, there were no significant changes in estimation methods or assumptions that affected the allowance methodology. The allowance for loan and lease losses was 2.70% of total loans and leases at September 30, 2009 and 2.03% at December 31, 2008. The allowance increased by $12.4 million, to $62.9 million at September 30, 2009, from $50.5 million at December 31, 2008.  The increase in the allowance during the first nine months of 2009 was due primarily to a higher level of nonperforming loans and internal risk rating downgrades on a number of existing loans.

Nonperforming loans and leases increased by $74.0 million to $143.4 million at September 30, 2009 from $69.4 million at December 31, 2008, while nonperforming assets increased by $78.0 million for the same period to $150.2 million at September 30, 2008. Expressed as a percentage of total assets, nonperforming assets increased to 4.14% at September 30, 2009 from 2.18% at December 31, 2008. The increase in non-accrual loans and leases was mainly the result of $80.9 million in residential real estate development loans which was somewhat offset by charge-offs on existing credits. Management believes these loans are adequately reserved or well secured. The allowance for loan and lease losses represented 44% of nonperforming loans and leases at September 30, 2009, compared to coverage of 73% at December 31, 2008.  Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans and leases depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.  Other real estate owned increased to $6.8 million at September 30, 2009 compared to $2.9 million at December 31, 2008. The balance of impaired loans and leases was $110.2 million at September 30, 2009, with specific reserves against those loans of $17.1 million, compared to $52.6 million at December 31, 2008, with specific reserves of $13.8 million.

Table 6 — Analysis of Credit Risk

Activity in the allowance for credit losses is shown below for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2009	December 31, 2008
Balance, January 1	$50,526	$25,092
Provision for loan and lease losses	55,678	33,192
Loan charge-offs:
Residential real estate	(3,470)	(4,798)
Commercial loans and leases	(39,001)	(2,677)
Consumer	(1,400)	(988)
Total charge-offs	(43,871)	(8,463)
Loan recoveries:
Residential real estate	33	21
Commercial loans and leases	494	475
Consumer	77	209
Total recoveries	604	705
Net charge-offs	(43,267)	(7,758)
Balance, period end	$62,937	$50,526

Net charge-offs to average loans and leases	2.38%	0.32%
Allowance to total loans and leases	2.70%	2.03%

The following table presents nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans and leases	$127,473	$67,950
Loans and leases 90 days past due	15,491	1,038
Restructured loans and leases	395	395
Total nonperforming loans and leases*	143,359	69,383
Other real estate owned, net	6,873	2,860
Total nonperforming assets	$150,232	$72,243

Nonperforming loans to total loans	6.14%	2.79%
Nonperforming assets to total assets	4.14%	2.18%
Allowance for loan and leases to non-performing loans and leases	43.90%	72.82%

Noninterest Income and Expenses

Total noninterest income was $33.7 million for the nine month period ended September 30, 2009, a 5% or $1.6 million decrease from the same period of 2008.  The decrease in noninterest income for the first nine months of 2009 was due primarily to a decrease of $0.9 million or 10% in service charges on deposits resulting from lower overdraft fees while insurance agency commissions decreased $0.6 million or 12%.  Fees on sales of investment products decreased $0.5 million or 19% and trust and investment management fees declined $0.2 million or 3%, both of which were due primarily to reduced average assets under management. These decreases were somewhat offset by an increase in gains on sales of mortgage loans of $1.0 million or 59% due largely to higher mortgage refinancing volumes reflecting market conditions. Other noninterest income also increased $0.1 million or 2% compared to the first nine months of 2008.

Total noninterest expenses were $77.7 million for the nine month period ended September 30, 2009, a 4% or $2.8 million increase from the same period in 2008. Excluding the one time special assessment by the FDIC of $1.7 million in 2009, and a goodwill impairment charge of $2.3 million and pre-tax pension credit of $1.5 million in 2008, noninterest expenses increased $1.9 million or 3% over the prior year period.  Salaries and employee benefits increased $1.7 million or 4% during the first nine months of 2009 due to a pre-tax pension credit of $1.5 million in 2008 and a decrease in incentive compensation along with a reduction in the number of full time equivalent employees. Occupancy and equipment expenses decreased $0.3 million or 3% for the period while outside data services decreased by $0.6 million or 17%. FDIC insurance expense totaled $5.0 million for the first nine months of 2009, an increase of $3.7 million. This increase included a one time special assessment by the FDIC of $1.7 million in the second quarter.  Average full-time equivalent employees decreased to 668 during the first nine months of 2009, from 702 during the like period in 2008, a 5% decrease.

Income Taxes

The effective tax rate decreased to a tax benefit for the nine month period ended September 30, 2009, from a tax expense of 28.3% for the prior year period.  This decrease was primarily due to the level of tax exempt income from investment securities and bank owned life insurance which more than offset the decreased level of net income before income taxes.

C. RESULTS OF OPERATIONS – THIRD QUARTER 2009 COMPARED TO THE THIRD QUARTER  2008

Net income (loss) available to common shareholders for the third quarter of the year decreased $20.1 million to a net loss of $14.8 million in 2009 from net income $5.4 million in 2008, representing annualized returns on average common equity of (19.01%) in 2009 and 6.64% in 2008, respectively.  Diluted net income (loss) per common share for the third quarter of the year was ($0.90) in 2009, compared to $0.33 in 2008.

Net interest income declined by $1.7 million, or 6%, to $26.4 million for the three months ended September 30, 2009, while total noninterest income decreased by $0.2 million, or 2% for the period. Noninterest expenses increased $1.3 million or 5% for the quarter.

The decrease in net interest income was due to a 91 basis point decline in the yield on loans and a 162 basis point decline in the yield on investments which exceeded the 45 basis point decline on interest-bearing liabilities. This reflects the Company’s current asset sensitive position and the growth in nonperforming assets as well as the growth in the Company’s Premier Money Market product, which has been very competitively priced to grow market and customer relationships over the long term. These factors produced a net interest margin decrease of 75 basis points to 3.27% for the three months ended September 30, 2009, from 4.02% for the same period of 2008.

The provision for loan and lease losses totaled $34.5 million for the third quarter of 2009 compared to $6.5 million in the same period of 2008. The main drivers of this increase were: increased nonperforming loans due to internal risk rating downgrades to both previously identified problem credits plus several newly identified credits; allowance adjustments based on historical experience; and a higher level of overall charge-offs, primarily in the residential real estate development portfolio. The Company experienced net charge-offs during the third quarter of 2009 of $29.8 million compared to net charge-offs of $1.7 million for the same quarter of 2008.

Third quarter noninterest income was $10.7 million for 2009, representing a 2% or $0.2 million decrease from the third quarter of 2008.   The decrease in noninterest income for the quarter was due primarily to a decrease of $0.4 million or 13% in service charges on deposits due to lower overdraft fees while insurance agency commissions decreased $0.2 million or 18% due to the effect of the overall economy. Fees on sales of investment products decreased $0.1 million or 10% compared to the third quarter of 2008 due primarily to a decline in assets under management. Other noninterest income also decreased $0.2 million or 12%.  These decreases were partially offset by an increase in gains on sales of mortgages of $0.6 million or 155% due largely to higher mortgage refinancing volumes reflecting market conditions.

Noninterest expenses totaled $26.6 million for the third quarter of 2009, a 5% or $1.3 million increase over the third quarter of 2008. This increase was due in large part to an increase of $0.7 million in FDIC insurance expense resulting primarily from higher assessment rates and increased deposit balances. Salaries and employee benefits increased $2.5 million during the quarter due primarily to a pre-tax pension credit of $1.5 million recognized in the third quarter of 2008.  Excluding this credit, salaries and benefits expenses increased $1.0 million or 7%. Occupancy and equipment expenses decreased $0.1 million or 3% for the quarter due to a move of staff from leased to owned facilities. Other noninterest expenses increased $0.7 million or 19% due primarily to higher legal fees necessary to manage nonperforming loan credits and to losses on valuation of loan swaps.

Income Taxes

The effective tax rate decreased to a benefit for the third quarter of 2009, from an expense of 25.1% for the prior year period.  This decrease was primarily due to the level of tax exempt income from investment securities and bank owned life insurance which more than offset the decreased level of net income before income taxes.

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, The Company becomes involved in litigation arising form the banking, financial and other activities it conducts.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information - None

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

Date: November 10, 2009

By:	/S/ PHILIP J. MANTUA
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 10, 2009