Form 10-K
period 2009-12-31
SANDY SPRING BANCORP INC
filed 2010-03-12
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 0-19065
SANDY SPRING BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1532952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  301-774-6400.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes       ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                ☐  Yes      ☒  No*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    ☐ Yes      ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $236 million, based on the closing sales price of $14.70 per share of the registrant's Common Stock on that date.
As of the close of business on March 10, 2010, 16,608,050 shares of the registrant's Common Stock were outstanding.
Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 2010 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”   Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

•
general business and economic conditions nationally or in the markets we serve could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•
changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services companies, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•
the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report.  We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I

Item 1.  BUSINESS

General
Sandy Spring Bancorp, Inc. (the “Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 43 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $3.6 billion in assets, the Company is the holding company for the Bank and its principal subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc.  Sandy Spring Bancorp, Inc. is the largest publicly traded banking company headquartered and operating in Maryland.  Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area.  Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.

Availability of Information

This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials. The Company makes available through the Investor Relations area of the Company website, at www.sandyspringbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings.  In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”).  Technical and other operational obstacles or delays caused by the vendor may delay their availability.  The SEC maintains a Web site (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either the Company’s site or the SEC’s site.

Market and Economic Overview

Sandy Spring Bank is located in Montgomery County, Maryland and conducts business in the Central Maryland and Northern Virginia area. The Bank’s business footprint serves one of the better performing business regions in the country. Sandy Spring Bank is ranked twelfth among commercial banks operating in the Washington D.C. metropolitan area with a 1.6% share of the area’s deposits and fourteenth in the Baltimore metropolitan area with 1.0% of the area’s deposits according to data supplied by SNL Financial as of June 30, 2009. The Baltimore-Washington area is a regional center for federal and state government services, service oriented businesses and various industries. Both areas are accessible to a deepwater harbor, the fifth largest in the nation, and have proximity to a large network of interstate and well maintained highways, notably Interstates 95, 70, 83, 81 and 68. As a consequence, the area is also a major provider of warehouse operations for retail distribution and logistics providers. Additionally, the region also has a high concentration of third party government service providers, in addition to hosting a robust technology sector. The employment in the health and education industries is also significant. On a consolidated basis, the area possesses a diverse blue-collar to white-collar business environment.

Maryland has the highest state median household income in the country at $70,000 for 2008, according to the U.S. Census Bureau. To complement its presence in the Maryland market, the Bank has expanded into Northern Virginia which is home to nearly 2.4 million people. The Baltimore-Washington area has five out of the top ten most affluent counties in the United States, as measured by median household income for counties with 250,000 or more people, according to the U.S. Census Bureau. Important to both Maryland and Northern Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk corridor. The market area benefits from the presence and employment stability of the federal government and related service industries. In addition, management believes that the market is benefiting from stimulus spending, recent military base relocation and expansion initiatives by the general defense and homeland security industries.

While general economic decline has had an adverse impact on the local economy, the regional unemployment rate is currently below the national average according to the Bureau of Labor Statistics as of July 2009.  The workforce is relatively stable due to government and related employment opportunities and the presence of a diverse manufacturing base and service industries, and a better than average regional economic outlook.  Recent activity reflects improving conditions in the market as residential permit activity and sales of existing homes have experienced increases in 2009 compared to the prior year.  Additionally, the decline in real estate prices has remained below the national average of 15.6% during the economic downturn according to the latest Case-Shiller report as of July, 2009.  While the data at year end 2009 on economic metrics such as retail sales, mortgage delinquencies, office vacancies, personal income and median family income provide mixed economic signals, management believes that there are indications that the economy has stabilized and is now in a position for recovery and expansion.  The Bank believes that as the economy recovers, it will be able to take advantage of the growth opportunities while adequately managing credit risk.

Loan and Lease Products

The Company currently offers a complete menu of loan and lease products primarily in our identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 39 of this report.

Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.  The residential real estate portfolio includes both conforming and nonconforming mortgage loans.

Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Company (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits where the loans may not be underwritten using customary underwriting standards. These credits typically remain on the Company’s consolidated books after funding for thirty days or less, and are included in residential mortgages held for sale on the face of the balance sheet. The Company also holds occasional, isolated credits that inadvertently failed to meet GSE or other third-party investor criteria, or that were originated and managed in the ordinary course of business and may have characteristics that could cause them to be categorized as other than conforming loans.  The Company’s current practice is to sell all such other than conforming loans to third-party investors. The Company believes that the other than conforming credits it originates or holds and the risks they entail are not significant to its financial condition, results of operations, liquidity, or capital resources.  The Company's current practice is to sell loans on a servicing released basis.

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

Commercial Loans and Leases
Included in this category are commercial real estate loans, commercial construction loans, leases and other commercial loans. Over the years, the Company’s commercial loan clients have come to represent a diverse cross-section of small to mid-size local businesses within our market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for the Company, with its long-standing community roots and extensive experience in serving and lending to this market segment.

The Company primarily lends for commercial construction in local markets that are familiar and understandable, works selectively with top-quality builders and developers, and requires substantial equity from its borrowers.  The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers.  The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan.  Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The Company has no commercial loans to borrowers in similar industries that exceed 10% of total loans.  A risk rating system is used to determine loss exposure.

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2009, the Company had $64.2 million in SNC purchased outstanding and no SNC sold outstanding. During 2009, the Company’s primary regulator completed its annual SNC examination. As a result of this review and the Company’s own internal credit review, three loan participations outstanding with one borrower were placed on nonaccrual status and a charge-off totaling $6.7 million was recognized. No other action was required on the Company’s remaining SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2009, other financial institutions had $4.6 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $30.8 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities or re-pricing opportunities of five years or less.  The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

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

Residential construction loans to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company.  Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

The Company's equipment leasing business is, for the most part, technology based, consisting of a portfolio of leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in the Company’s market.  The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand. Terms generally are fixed payment for up to five years.  Leases are extended based primarily upon the ability of the borrower to pay rather than the value of the leased property.

The Company makes other commercial loans. Commercial term loans are made to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business.  Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years.  Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors.  Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants.  Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees.  Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

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

Consumer Lending
Consumer lending continues to be important to the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit and marine loans.

The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, re-pricing every five years thereafter at a predetermined spread to the prime rate of interest. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates.  The Company makes loans for automobiles, recreational vehicles, and marine craft, both new and used, directly at the branch level as an accommodation to our customers. Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

Deposit Activities

Subject to the Company’s Asset/Liability Committee (the “ALCO”) policies and current business plan, the Treasury function works closely with the Company’s retail deposit operations to accomplish the objectives of maintaining deposit market share within the Company’s primary markets and managing funding costs to preserve the net interest margin.

One of the Company’s primary objectives as a community bank is to develop long-term multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. During the past year, the Company offered its new Premier money market account that was created to capitalize on market disruption opportunities as an outgrowth from several recent local bank mergers. The Company has succeeded in retaining a large majority of this deposit growth that will be relied upon to fund long-term future loan growth as the economy recovers.

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt and is responsible for all facets of interest rate risk management for the Company which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U. S. Treasury and Agency securities, U.S Agency mortgage-backed securities (“MBS”), U.S. Agency Collateralized Mortgage Obligations (“CMO”), municipal bonds and to a minimal extent, trust preferred securities and corporate bonds. Treasury strategies and activities are overseen by ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed monthly with the Company’s Board of Directors.

The investment portfolio is managed with the primary objective of providing necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The short overall average duration of 2.7 years of the investment portfolio together with the types of investments (94% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

Borrowing Activities

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings and retail repurchase agreements. FHLB borrowings typically carry rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match funding of loan activity and when opportunities are presented, to lock in attractive rates due to market conditions.

Employees

The Company and the Bank employed 703 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2009. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

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

The banking business in Central Maryland and Northern Virginia generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks.   The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, mortgage bankers, mortgage brokers, savings associations, and insurance companies. Equipment leasing through the equipment leasing subsidiary basically involves the same competitive factors as lending, with competition from other equipment leasing companies.

Sandy Spring Insurance Corporation (“SSIC”), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland.  Both agencies face competition primarily from other insurance agencies and insurance companies.  West Financial Services, Inc. (“WFS”), a wholly owned subsidiary of the Bank, is an asset management and financial planning company located in McLean, Virginia.  WFS faces competition primarily from other financial planners, banks, and financial management companies.

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

Monetary Policy
The Company and the Bank are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of governmental policies on the earnings of the Company and the Bank cannot be predicted.

Regulation, Supervision, and Governmental Policy
The following is a brief summary of certain statutes and regulations that significantly affect the Company and the Bank. A number of other statutes and regulations affect the Company and the Bank but are not summarized below.

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

Prior to acquiring control of the Company or the Bank any company must obtain approval of the Federal Reserve. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

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

Bank Regulation
The Bank is a state chartered bank and trust company subject to supervision by the State of Maryland.  As a member of the Federal Reserve System, the Bank is also subject to supervision by the Federal Reserve.  Deposits of the Bank are insured by the FDIC to the legal maximum. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.  The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Sandy Spring Bank. Management cannot predict what insurance assessment rates will be in the future.

Regulatory Capital Requirements

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2009, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2009, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 11-Subordinated Debentures,” and "Note 23 – Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

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

Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

Executive Officers
The following listing sets forth the name, age (as of February 27, 2010), principal position and recent business experience of each executive officer:

R. Louis Caceres, 47, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 57, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 51, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 46, joined the Bank in July 2007 as Executive Vice President.  On January 1, 2008 he became president of the Northern Virginia Market.  Prior to joining the Bank Mr. O'Brien was Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 45, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

Frank H. Small, 63, became an Executive Vice President of the Company and the Bank in 2001 and Chief Operating Officer of the Bank in 2002.  Prior to that, Mr. Small was an Executive Vice President of the Bank.

Jeffrey A. Welch, 50, became an Executive Vice President and Chief Credit Officer of the Bank in 2008. Prior to joining the Bank, Mr. Welch served as a Senior Vice President of Commerce Bank.

Item 1A.  RISK FACTORS
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
Our commercial and commercial real estate lending operations are concentrated in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs,and otherwise negatively affect our performance and financial condition. Recent declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

We may not successfully execute our plan to return to profitability
For the year ended December 31, 2009, we had a net loss available to common stockholders of approximately $19.7 million.  While we are executing a plan to return to profitability on a long-term basis by stabilizing and then reducing our level of non-performing assets, enhancing our capital and liquidity, and increasing the operating income of our core community banking franchise, there can be no assurance that we will be successful in executing our plan such that we will return to profitability.

Our allowance for loan and lease losses may not be adequate to cover our actual loan and lease losses, which could adversely affect our earnings.
We maintain an allowance for loan and lease losses in an amount that we believe is adequate to provide for probable losses in the portfolio. While we strive to monitor credit quality and to identify loans and leases that may become non-performing, at any time there are loans and leases included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits prior to them becoming non-performing assets, or that we will have the ability to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, that may result from changes in economic conditions, or as a result of assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan and lease losses. These regulatory agencies may require us to increase our provision for loan and lease losses or to recognize further loan or lease charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan and lease losses could have a negative effect on the financial condition and results of operations of the Company.

If our non-performing assets increase, our earnings will suffer.
At December 31, 2009, our non-performing assets totaled $141.2 million, or 3.89%, of total assets compared to non-performing assets of $72.2 million, or 2.18% of total assets at December 31, 2008. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan and lease losses as well as from time to time, as appropriate, write-downs of the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan and lease losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings would be adversely affected.  A further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in further losses in the future.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.
Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2009, our interest rate sensitivity simulation model projected that net interest income would not change significantly if interest rates immediately fell by 200 basis points due to the current low level of market interest rates but would decrease by 5.03% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
Our investment securities portfolio has risks beyond our control that can significantly influence its fair value. These factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and continued instability in the credit markets. Recent lack of market activity with respect to certain of the securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any change in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus our determination of other-than-temporary impairment of the securities in our investment securities portfolio. If any of our investment securities are determined to be other-than-temporarily impaired, we would be required to write down the securities, which could adversely affect our earnings and regulatory capital ratios.

We are subject to liquidity risks.
Market conditions could negatively affect the level or cost of liquidity available to us, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits and Federal Home Loan Bank advances are our primary source of funding. A significant decrease in our core deposits, an inability to renew Federal Home Loan Bank advances, an inability to obtain alternative funding to core deposits or Federal Home Loan Bank advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business and financial condition.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.
At December 31, 2009, we had goodwill totaling $76.8 million.  Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods. A goodwill impairment charge does not adversely affect any of our regulatory capital ratios or our tangible capital ratio. During the last quarter of 2009, the market value of the Company’s stock declined significantly below its book value at December 31, 2009. Management considered this decrease to be a triggering event indicating the possibility of impairment in the Community Banking segment at December 31, 2009. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2009.

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
The market price for our common stock has fluctuated, ranging between $6.50 and $22.48 per share during the 12 months ended December 31, 2009. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:
•	past and future dividend practice;
•	financial condition, performance, creditworthiness and prospects;
•	quarterly variations in our operating results or the quality of our assets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	future sales of our equity or equity-related securities;
•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•
changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.

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
Our ability to pay dividends to our shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. The ability of Sandy Spring Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements.  There is no assurance that Sandy Spring Bank will be able to pay dividends to Sandy Spring Bancorp in the future.  We may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures or preferred stock have not been made.

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

Future sales of our common stock or other securities may dilute the value and adversely affect the market price of our common stock.
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

Changes in the Federal or State tax laws may negatively impact our financial performance.
The Company is subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect the current and future financial performance of the Company.

Volatile and illiquid financial markets resulting from a significant event in the market may hinder our ability to increase or maintain our current liquidity position.
Financial concerns in broad based financial sectors such as mortgage banking or homebuilding may result in a volatile and illiquid bond market and may reduce or eliminate the Company’s ability to pledge certain types of assets to increase or maintain its liquidity position. A decline in the Company’s liquidity position may hinder its ability to grow the balance sheet through internally generated loan growth or through acquisitions.

We may be subject to litigation risk.
In the normal course of business, the Company may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations.

Our financial results may be subject to the impact of changes in accounting standards or interpretation of  new or existing standards.
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Company’s control and may have a material impact on the Company’s financial statements.

The limitations on dividends and repurchases imposed through our participation in the TARP Capital Purchase Program may make our common stock less attractive of an investment.
In December 2008, the U.S. Treasury purchased newly issued shares of our preferred stock as part of the Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our capital stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock, and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.
As part of our participation in the Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The recently enacted American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees of participants in the Capital Purchase Program.  To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.
The Securities Purchase Agreement that we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business, which may adversely affect our operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2009, Sandy Spring Bank owned 13 of its 43 full-service community banking centers and leased the remaining banking centers. Visit www.sandyspringbank.com for a complete list of community banking and ATM locations.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.   At March 10, 2010 there were 2,642 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

Dividends
Shareholders received quarterly cash common dividends totaling $6.1 million in 2009 and $15.8 million in 2008.  Dividends paid on common stock exceeded net income available to common shareholders in 2009. The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  The dividend rate was reduced to $.01 per share in November 2009 in an effort to preserve the Company’s capital.

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 40,598 in 2009 and 32,891 in 2008, while issuances pursuant to exercises of stock options and grants of restricted stock were 11,574 and 22,546 in the respective years. Shares issued under the director stock purchase plan totaled 2,988 shares in 2009 and 1,479 shares in 2008

Quarterly Stock Information

	2009			2008
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$6.50	$22.48	$0.12	$25.07	$31.73	$0.24
2nd	10.59	17.13	0.12	16.56	28.41	0.24
3rd	14.33	17.92	0.12	13.55	27.50	0.24
4th	8.19	16.61	0.01	13.56	22.95	0.24
Total			$0.37			$0.96

Issuer Purchases of Equity Securities
The Company did not repurchase any shares in the quarter ended December 31, 2009 and does not currently have a stock repurchase program.  As a result of participating in the Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, until December 5, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2003, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2004, in the common stock and the securities included in the indexes.

	2004	2005	2006	2007	2008	2009

Sandy Spring Bancorp, Inc.	$100.0	$93.2	$104.6	$78.5	$64.4	$27.0

S&P 500 Index	$100.0	$104.9	$121.5	$128.2	$80.7	$102.1

Peer Group Index	$100.0	$97.0	$107.6	$82.5	$88.8	$53.3

The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic Region as noted and with assets of $2 billion to $7 billion.  The companies included in this index are:  The Bancorp, Inc. (PA); City Holding Company (WV); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); First Financial Bancorp (OH); FNB Financial Corp. (NC); Hampton Roads Bankshares, Inc. (VA); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); Peoples Bancorp, Inc. (OH); Stellar One Company (VA);  Sun Bancorp, Inc. (NJ); S&T Bancorp, Inc. (PA); Towne Bank (VA); Union First Market Bankshares Corporation (VA); Univest Company of Pennsylvania (PA); Virginia Commerce Bancorp, Inc. (VA); Wesbanco, Inc. (WV); and Yadkin Valley Financial Corp. (NC). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2009, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by security holders	833,727	$32.56	1,212,233
Equity compensation plans not approved by security holders	-	-	-
Total	833,727	$32.56	1,212,233

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Results of Operations:
Tax-equivalent interest income	$160,069	$173,389	$186,481	$159,686	$129,288
Interest expense	51,522	60,386	76,149	58,687	33,982
Tax-equivalent net interest income	108,548	113,003	110,332	100,999	95,306
Tax-equivalent adjustment	4,839	4,545	5,506	6,243	7,128
Provision for loan and lease losses	76,762	33,192	4,094	2,795	2,600
Net interest income after provision for loan and lease losses	26,946	75,267	100,732	91,961	85,578
Non-interest income	45,241	46,243	44,289	38,895	36,909
Non-interest expenses	103,039	102,089	99,788	85,096	77,194
Income (loss) before taxes	(30,852)	19,421	45,233	45,760	45,293
Income tax expense (benefit)	(15,997)	3,642	12,971	12,889	12,195
Net income (loss)	(14,855)	15,779	32,262	32,871	33,098
Net income (loss) available to common stockholders	(19,665)	15,445	32,262	32,871	33,098

Per Share Data:
Net income (loss) - basic per share	$(0.90)	$0.96	$2.01	$2.22	$2.26
Net income (loss) - basic per common share	(1.20)	0.94	2.01	2.22	2.26
Net income (loss) -diluted per share	(0.90)	0.96	2.01	2.20	2.24
Net income (loss) - diluted per common share	(1.20)	0.94	2.01	2.20	2.24
Dividends declared per common share	0.37	0.96	0.92	0.88	0.84
Book value per common share	17.80	19.05	19.31	16.04	14.73
Dividends declared to diluted net income per common share	(30.83)%	102.12%	45.77%	40.00%	37.50%

Period End Balances:
Assets	$3,630,478	$3,313,638	$3,043,953	$2,610,457	$2,459,616
Loans and leases	2,298,010	2,490,646	2,277,031	1,805,579	1,684,379
Securities	1,023,799	492,491	445,273	540,908	567,432
Deposits	2,696,842	2,365,257	2,273,868	1,994,223	1,803,210
Borrowings	535,646	522,658	426,525	351,540	417,378
Stockholders’ equity	373,586	391,862	315,640	237,777	217,883

Average Balances:
Assets	$3,557,234	$3,152,586	$2,935,451	$2,563,673	$2,352,061
Loans and leases	2,416,470	2,420,040	2,113,476	1,788,702	1,544,990
Securities	824,802	428,479	495,928	559,350	603,882
Deposits	2,599,284	2,284,648	2,253,979	1,866,346	1,771,381
Borrowings	535,272	513,237	361,884	451,251	355,537
Stockholders’ equity	389,221	324,995	290,224	229,360	204,142

Performance Ratios:
Return on average assets	(0.55)%	0.49%	1.10%	1.28%	1.41%
Return on average common equity	(6.42)	4.84	11.12	14.33	16.21
Yield on average interest-earning assets	4.85	6.02	6.98	6.73	5.95
Rate on average interest-bearing liabilities	1.97	2.56	3.50	3.08	2.02
Net interest spread	2.88	3.46	3.48	3.65	3.93
Net interest margin	3.29	3.92	4.13	4.26	4.39
Efficiency ratio – GAAP (1)	69.18	65.99	66.92	63.67	61.71
Efficiency ratio – Non-GAAP (1)	64.81	59.88	61.92	58.71	58.16

Capital Ratios:
Tier 1 leverage	9.09%	11.00%	8.87%	9.81%	9.55%
Tier 1 capital to risk-weighted assets	12.01	12.56	10.28	12.64	12.22
Total regulatory capital to risk-weighted assets	13.27	13.82	11.28	13.62	13.22
Tangible common equity to tangible assets - Non-GAAP(2)	5.95	7.18	7.57	8.45	8.06
Average equity to average assets	10.94	10.31	9.89	8.95	8.68

Credit Quality Ratios:
Allowance for loan losses to loans and leases	2.81%	2.03%	1.10%	1.08%	1.00%
Non-performing loans to total loans	5.82	2.79	1.51	0.21	0.08
Non-performing assets to total assets	3.89	2.18	1.15	0.15	0.06
Net charge-offs to average loans and leases	2.61	0.32	0.06	0.01	0.02

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

(2)	See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The net loss available to common stockholders for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009, totaled $19.7 million ($1.20 per diluted common share), as compared to net income available to common stockholders of $15.4 million ($0.94 per diluted common share) for the prior year.  These results reflect the following events:

•
A 4% decrease in net interest income due primarily to a lack of loan demand that caused the Company to invest funds generated by its successful deposit acquisition program into lower yielding investment securities as compared to our lending products. Net interest income for the year was also adversely affected by the growth in average non-performing loans. These factors resulted in a net interest margin decrease to 3.29% in 2009 from 3.92% in 2008.

•
An increase in the provision for loan and lease losses to $76.8 million in 2009 from $33.2 million in 2008 due mainly to higher charge-offs, increases in internal risk rating downgrades and specific reserves on a higher level of non-performing loans primarily in the residential real estate development portfolio.

•
A decrease of 2% in non-interest income compared to the prior year due to declines in service charges on deposit accounts, fees on sales of investment products and insurance agency commissions. These decreases were somewhat offset by increases in gains on sales of mortgage loans and other non-interest income.

•
An increase of 1% in non-interest expenses compared to the prior year due primarily to increases in FDIC insurance premiums, salaries and benefits expenses and other non-interest expenses. Excluding a one-time special assessment by the FDIC in 2009 and a goodwill impairment charge and a pre-tax pension credit in 2008, non-interest expenses increased 2% over 2008.

The 2009 national and regional economies continued to reflect recessionary pressures and a soft real estate market, in addition to some market volatility. These forces exerted extraordinary pressures on virtually all facets of bank performance. Credit issues presented the primary challenges during the past year. The bank’s management team addressed these issues aggressively through the addition of experienced staff and developing more sophisticated reporting tools in order to enhance its ability to identify problem credits at an early stage. As the year drew to a close, the bank’s emphasis shifted from identification of problem credits to resolution of these credits, which reflects the natural evolution of such a process.

The net interest margin declined to 3.29% in 2009 compared to 3.92% in 2008 as market rates remained at historically low levels throughout the year. Deposits increased 14%, over the prior year due primarily to the introduction of a new deposit product in an effort to grow market share and improve liquidity. Much of this deposit growth was deployed into investment securities, which grew by 108% over the prior year, as the loan portfolio declined due to soft demand and the application of strict underwriting standards employed by the Company. As a result of these trends, the net interest margin declined compared to the prior year due to the decline in the loan portfolio, the increase in non-performing loans and the relatively lower rates earned on a much larger investment portfolio.

Due to the growth in investment securities mentioned previously together with a restructuring of its borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve in the prior year, the Company maintained a strong level of liquidity during the past year.

The Company continued to experience a higher level of credit risk than in prior years. The Company saw non-performing assets increase to $141.2 million in 2009 from $72.2 million in 2008 primarily due to conditions in its residential real estate development portfolio. Non-performing loans in the commercial real estate and residential mortgage portfolios increased as well but to a lesser extent. The Company has added experienced staff and developed more sophisticated reporting tools in order to aggressively manage such problem credits as it has moved from identifying such problem credits to the logical next phase of sale and resolution of such credits.

Lastly, but as important, is capital adequacy. Despite the challenges discussed above, the Company has remained above all “well-capitalized” regulatory requirement levels. The Company has maintained the preferred stock sold in 2008 under the U.S. Treasury’s Capital Purchase Program to retain an added margin of capital.

Comparing December 31, 2009 balances to December 31, 2008, total assets increased 10% to $3.6 billion. Loan balances decreased by 8% compared to the prior year primarily due to decreases of 15% in residential mortgage and construction loans and 6% in commercial loans. These declines were a result of soft loan demand due to economic conditions, stringent underwriting standards implemented by the Company and a higher level of loan charge-offs. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 14% over 2008. This growth was accomplished largely due to the Company’s implementation of a strategy to grow its market share of deposits by capitalizing on opportunities resulting from acquisitions of local banks in its market by other banks. As the centerpiece of this deposit gathering effort, the Company introduced its new money market deposit product, which was very competitively priced to develop new multi-product customer relationships as a base to fund long-term growth within the Company’s market. As a result of low loan demand, funds generated through deposit growth were used to purchase investment securities, which increased 108%. During the same period, stockholders’ equity decreased to $373.6 million or 10% of total assets.

Net interest income decreased by $4.8 million, or 4%, mainly due to a 117 basis point decline in the yield on interest earning assets which exceeded a decrease of 59 basis points in the cost of interest bearing liabilities and the impact of the growth in non-performing assets. The net interest margin decreased from 3.92% for the year 2008 to 3.29% for the year 2009. Non-interest income decreased by 2% to $45.2 million compared to the prior year. This increase was due primarily to a decrease of $1.3 million in service charges on deposit accounts. In addition, fees on sales of investment products and insurance agency commissions both decreased $0.7 million compared to the prior year. These decreases were somewhat offset by increases of $1.0 million in gains on sales of mortgages and $1.0 million in other non-interest income. Non-interest income totaled 30% of total revenue, which is composed of net interest income and non-interest income.

Non-interest expenses increased $1.0 million or 1% over the prior year. This increase in expenses was due primarily to an increase of $4.3 million in FDIC insurance premiums, which included a one time special assessment in 2009 of $1.7 million. In addition, salaries and benefits expenses increased $1.4 million or 3% over the prior year due primarily to a $1.5 million pre-tax pension credit in 2008.  These increases were partially offset by a pre-tax impairment charge of $4.2 million to write down the remaining value of goodwill in the Company’s leasing subsidiary, The Equipment Leasing Company in 2008.

Non-performing assets increased substantially to $141.2 million at December 31, 2009 compared to $72.2 million at December 31, 2008. This increase was due primarily to the effect of current market conditions on the Company’s residential real estate development portfolio.  Non-performing assets represented 3.89% of total assets at year-end 2009, versus 2.18% at year-end 2008.  The ratio of net charge-offs to average loans and leases was 2.61% in 2009, compared to 0.32% in 2008.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.   A decline in the assets required to be recorded at fair values will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  The following accounting policies, read in conjunction with the applicable portions of Note 1 – “Significant Accounting Polices” of the Consolidated Financial Statements, comprise those policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

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

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for separately identified loans.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 89% of the total allowance at December 31, 2009 and 70% at December 31, 2008.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, and accounted for 11% of the total allowance at December 31, 2009 and 30% at December 31, 2008. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. For this testing the company typically works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment. The Company and the valuation firm determined that a combination of the Income approach and the Market approach were most appropriate in testing whether a “step two test” for impairment was necessary.  At September 30, 2009 it was determined that there was no evidence of impairment of goodwill or intangibles.

Throughout 2009, the Company was trading below its book value consistent with its peer group.  However during the fourth quarter the market value of the Company’s stock declined significantly below its tangible book value at December 31, 2009. Management considered this decrease to be a triggering event indicating the possibility of impairment in the Community Banking and “Other” segments at December 31, 2009. The Company engaged a third party valuation specialist to assist management in the determination of the fair value of the Community Banking segment as estimated using an income approach (discounted future benefits method) along with a market approach (guideline public company method). Two additional methodologies based on market approaches were also performed which focused on the stock price of the Company. Significant assumptions used in the above methods include:

•	an estimated control premium based on management’s estimate of the cost savings that would be available to an acquirer.
•	a discount rate equal to 16.6%
•	price to book ratio of 0.85
•	price to trailing twelve months income of 1.54; and
•	price to assets of 0.074.

All methods were subjected to sensitivity analysis which included application of differing weightings of the respective methods to obtain a range of fair values for the Community Banking segment. Based on the lowest fair value within the range management determined that the Community Banking segment failed Step 1 of the two-step impairment analysis and needed to perform additional valuation analysis to determine whether the goodwill attributed to the Community Banking segment was impaired and, if so, the amount of the impairment.

In performing the Step 2 analysis, the Company determines the fair value of its assets and liabilities and deducts this amount from the fair value of the Community Banking segement as determined in Step 1 to imply a fair value of its goodwill in an acquisition.  The Company utilized prices from recent comparable transactions in the Mid-Atlantic region to value the Company’s core deposit intangibles and market quotes to value the investment portfolio. An outside third party valuation specialist estimated the fair value of the loan portfolio using a discounted cash flow approach. Significant assumptions used in the loan portfolio valuation involved (1) the stratification of the loan portfolio into pools based on their respective credit risk characteristics, (2) the individual pool yields were compared to market yields in conjunction with their remaining months to maturity and prepayments speeds, and (3) a credit loss factor was incorporated into the cash flows. Management performed a detailed review of all projections and their underlying assumptions. The key assumptions used in the Company’s analysis involved the level of credit quality and thus the credit risk existing within each pool of the loan portfolio. Factors that could negatively affect the Company’s key assumptions involve the adverse performance of the national and regional economies in excess of the levels projected in the valuation models. Should the current regional economic recovery stall or reverse it could have a significant effect on the Company’s recovery from its recent performance trends.

The Company determined at the conclusion of its Step 2 analysis that the fair value of the goodwill in the Community Banking segment exceeded its carrying value of $62.6 million by $31.9 million or 51%, and that no impairment of goodwill existed at December 31, 2009. In addition, the market price of the Company’s stock has increased significantly since December 31, 2009. The stock is currently trading in the $14 range.

As a result of its impairment assessment in 2008, the Company determined that The Equipment Leasing Company was impaired and determined that the goodwill had no remaining value at December 31, 2008. Accordingly, the Company recorded an impairment charge of $4.2 million in 2008.

All other remaining goodwill and intangibles associated with other segments of the Company not previously discussed above were reviewed at December 31, 2009 and 2008, respectively, for any indications of impairment.  Based on the review, no impairment was noted for the years ended December 31, 2009 and 2008, related to the Investment Management and Insurance segments.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Consolidated Statements of Income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

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

Fair Value
The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities available for sale, residential mortgages held for sale and commercial loan interest rate swap agreements.  In addition, the Company has elected, at its option, to measure mortgage loans held for sale at fair value. Loans with respect to which it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 21-Fair Value” to the Consolidated Financial Statements.

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

Several factors affect the net periodic benefit cost of the plan, including (1) the size and characteristics of the plan population, (2) the discount rate, (3) the expected long-term rate of return on plan assets and (4) other actuarial assumptions. Pension cost is directly related to the number of employees covered by the plan and other factors including salary, age, years of employment, and the terms of the plan. As a result of the plan freeze, the characteristics of the plan population should not have a materially different effect in future years. The discount rate is used to determine the present value of future benefit obligations. The discount rate is determined by matching the expected cash flows of the plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, which is December 31 of each year. The discount rate is adjusted each year on the measurement date to reflect current market conditions. The expected long-term rate of return on plan assets is based on a number of factors that include expectations of market performance and the target asset allocation adopted in the plan investment policy. Should actual asset returns deviate from the projected returns, this can affect the benefit plan expense recognized in the financial statements.

Table 1 – Consolidated Average Balances, Yields and Rates

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	2009			2008			2007
	Average		Yield	Average		Yield	Average		Yield
(Dollars in thousands and tax-equivalent)	Balances	Interest (1)	/Rate	Balances	Interest (1)	/Rate	Balances	Interest (1)	/Rate
Assets
Residential mortgage loans (3)	$471,221	$27,560	5.85%	$463,853	$28,547	6.15%	$431,563	$26,393	6.12%
Residential construction loans	139,197	7,165	5.15	196,926	11,585	5.88	154,578	11,047	7.15
Commercial mortgage loans	866,655	53,280	6.15	759,658	50,699	6.67	624,080	44,992	7.21
Commercial construction loans	199,299	5,669	2.84	254,309	13,859	5.45	235,250	20,828	8.85
Commercial loans and leases	335,093	17,991	5.37	357,311	24,007	6.72	302,671	24,911	8.23
Consumer loans	405,005	16,001	3.96	387,983	20,503	5.28	365,334	25,367	6.94
Total loans and leases (2)	2,416,470	127,666	5.28	2,420,040	149,200	6.17	2,113,476	153,538	7.26
Taxable securities	662,853	20,784	3.14	242,422	10,684	4.41	279,881	14,603	5.22
Tax-advantaged securities	161,949	11,467	7.08	186,057	12,838	6.90	216,047	15,060	6.97
Interest-bearing deposits with banks	56,980	149	0.26	11,305	112	0.99	21,600	1,123	5.20
Federal funds sold	2,045	3	0.19	22,619	555	2.45	42,305	2,157	5.10
Total earning assets	3,300,297	160,069	4.85	2,882,443	173,389	6.02	2,673,309	186,481	6.98
Less: allowance for loan and lease losses	(59,961)			(32,629)			(22,771)
Cash and due from banks	45,038			49,981			54,294
Premises and equipment, net	50,649			53,207			52,604
Other assets	221,211			199,584			178,015
Total assets	$3,557,234			$3,152,586			$2,935,451

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$254,047	420	0.17%	$242,848	671	0.28%	$236,940	808	0.34%
Regular savings deposits	152,383	210	0.14	153,123	455	0.30	165,134	535	0.32
Money market savings deposits	841,336	10,725	1.27	669,239	12,247	1.83	643,047	23,809	3.70
Time deposits	829,817	23,566	2.84	777,979	29,443	3.78	768,005	34,764	4.53
Total interest-bearing deposits	2,077,583	34,921	1.68	1,843,189	42,816	2.32	1,813,126	59,916	3.30
Other borrowings	88,198	308	0.35	119,176	1,795	1.51	111,390	4,392	3.94
Advances from FHLB	412,074	14,708	3.57	359,061	13,553	3.77	215,494	9,618	4.46
Subordinated debentures	35,000	1,585	4.53	35,000	2,222	6.35	35,000	2,223	6.35
Total interest-bearing liabilities	2,612,855	51,522	1.97	2,356,426	60,386	2.56	2,175,010	76,149	3.50
Noninterest-bearing demand deposits	521,701			441,459			440,853
Other liabilities	33,457			29,706			29,364
Stockholders' equity	389,221			324,995			290,224
Total liabilities and stockholders' equity	$3,557,234			$3,152,586			$2,935,451

Net interest income and spread		$108,547	2.88%		$113,003	3.46%		$110,332	3.48%
Less: tax equivalent adjustment		4,839			4,544			5,506
Net interest income		$103,708			$108,459			$104,826

Interest income/earning assets			4.85%			6.02%			6.98%
Interest expense/earning assets			1.56			2.10			2.85
Net interest margin			3.29%			3.92%			4.13%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2009 and  2008 and a combined marginal federal and state rate of 39.26% for 2007.  The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.8 million, $4.5 million and $5.5 million in 2009, 2008 and 2007 respectively.

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

Net interest income for 2009 was $103.7 million, representing a decrease of $4.8 million or 4% from 2008. Comparing 2008 to 2007, net interest income increased 4% to $108.5 million.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

Table 1 provides an analysis of net interest income performance that reflects a decrease in net interest margin for 2009 of 63 basis points, or 16% when compared to 2008.  Average earning assets increased by 15% from 2008 to 2009.  Table 2 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The decrease in tax-equivalent net interest margin in 2009 resulted from increases in non-accrual loans coupled with a decrease in interest income due to declining rates on earning assets due mainly to a significant increase in lower-yielding investment securities. These lower yields were not offset entirely by declining interest rates on deposits due to prevailing market conditions. Average non-interest bearing deposits increased 18% in 2009 while the percentage of non-interest bearing deposits to total deposits also increased to 20% in 2009 compared to 19% in 2008 and 20% in 2007. The decrease in the tax-equivalent net interest margin in 2008 resulted mainly from increases in nonaccrual loans coupled with a decrease in interest income due to rapidly declining rates on earning assets which were not offset by lower rates on deposits due to intense competition at that time. Tax-equivalent net interest income decreased by 4% in 2009 (to $108.5 million in 2009 from $113.0 million in 2008) and increased 2% in 2008 (from $110.3 million in 2007).

Table 2 – Effect of Volume and Rate Changes on Net Interest Income

	2009 vs. 2008			2008 vs. 2007
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(21,534)	$(219)	$(21,315)	$(4,338)	$20,508	$(24,846)
Securities	8,729	16,982	(8,253)	(6,141)	(3,832)	(2,309)
Other earning assets	(515)	296	(811)	(2,613)	(1,129)	(1,484)
Total interest income	(13,320)	17,059	(30,379)	(13,092)	15,547	(28,639)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(251)	31	(282)	(137)	18	(155)
Regular savings deposits	(245)	(2)	(243)	(80)	(43)	(37)
Money market savings deposits	(1,522)	2,711	(4,233)	(11,562)	931	(12,493)
Time deposits	(5,877)	1,849	(7,726)	(5,321)	451	(5,772)
Total borrowings	(969)	732	(1,701)	1,337	5,785	(4,448)
Total interest expense	(8,864)	5,321	(14,185)	(15,763)	7,142	(22,905)
Net interest income	$(4,456)	$11,738	$(16,194)	$2,671	$8,405	$(5,734)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's interest income decreased by $13.6 million or 8% in 2009, compared to 2008, preceded by a decrease of $12.1 million or 7% compared to 2007.  On a tax-equivalent basis, the respective changes were a decrease of 8% in 2009, and a decrease of 7% in 2008.  Table 2 shows that, in 2009, the decrease in interest income resulted primarily from a decline in earning asset yields which was partially offset by growth in average earning assets.

During 2009, average loans and leases, yielding 5.28% versus 6.17% a year earlier, remained virtually level at $2.4 billion.  Average residential real estate loans decreased 8% due mainly to a 29% decrease in residential construction loans while average commercial loans and leases increased 2% due largely to a 14% increase in commercial real estate loans. Average consumer loans increased 4% due to growth in home equity lines.  In 2009, average loans and leases comprised 73% of average earning assets, compared to ratios of 84% in 2008 and 79% in 2007.  Average total securities, yielding 3.91% in 2009 versus 5.49% in the prior year, increased 92% to $824.8 million.  Average non-taxable securities declined in 2009 by 13% compared to 2008.  Average total securities comprised 25% of average earning assets in 2009, compared to 15% in 2008 and 19% in 2007. This growth in investment securities in 2009 was due mainly to the growth in deposits resulting from the Company’s strategy to grow market share and the decline in loans due to soft loan demand, higher charge-offs and strict underwriting standards at the Company. The decrease in investment securities in 2008 was due primarily to the need to fund loans as a result of the lack of substantial deposit growth during much of the year.

Interest Expense
Interest expense decreased by 15% or $8.9 million in 2009, compared to 2008, primarily as a result of a 59 basis point decrease in the average rate paid on deposits and borrowings which decreased to 1.97% from 2.56%. In 2008, interest expense decreased due to a 94 basis point decline compared to 2007 in the average rate paid on deposits and borrowings which more than offset the 2% increase in average interest bearing deposits.

Deposit and borrowing activity during 2009 was driven primarily by extremely challenging market conditions due to the overall state of the national and regional economy. The Company dealt with an intensely competitive market for deposits by launching its Operation Take Share deposit campaign which was intended to grow deposit market share as a result of opportunities presented by several bank acquisitions in its local markets.  The centerpiece of this campaign was the Company’s new Premier money market deposit account which included extremely competitive rates. Most of this growth in deposits was deployed into investment securities to provide the necessary liquidity should loan demand increase in the future.

Interest Rate Performance
The net interest margin decreased by 63 basis points in 2009 compared to 2008, as compared to a decrease in net interest spread of 58 basis points in 2009 compared to 2008. The difference between these two indicators of interest rate performance is attributable primarily to a significant increase in noninterest-bearing demand deposits.

In 2008 versus 2007, the yield on earning assets decreased slightly more than the funding rate on interest-bearing liabilities and together with a lower percentage of noninterest-bearing demand deposits to total interest-earning assets resulted in a decrease in the net interest margin and spread.

Table 3 – Non-interest income

		2009/2008		2008/2007
Non-interest Income:	2009	% Change	2008	% Change	2007
Securities gains	$418	(37.0)%	$663	1,441.9%	$43
Service charges on deposit accounts	11,433	(10.5)	12,778	14.6	11,148
Gains on sales of mortgage loans	3,253	42.2	2,288	(16.5)	2,739
Fees on sales of investment products	2,823	(18.8)	3,475	16.3	2,989
Trust and investment management fees	9,421	(0.7)	9,483	(1.1)	9,588
Insurance agency commissions	5,236	(11.4)	5,908	(10.8)	6,625
Income from bank owned life insurance	2,906	0.1	2,902	2.6	2,829
Visa check fees	2,920	1.6	2,875	3.3	2,784
Other income	6,831	16.4	5,871	5.9	5,544
Total non-interest income	$45,241	(2.2)	$46,243	4.4	$44,289
Non-interest Income
Total non-interest income was $45.2 million in 2009, a $1.0 million or 2% decrease from 2008. The primary reasons for the decrease in non-interest income for 2009, as compared to 2008 were a $1.3 million decrease in service charges on deposit accounts, due primarily to lower overdraft fees, a $0.7 million decrease in fees on sales of investment products due to lower average assets under management and a decrease of $0.7 million in insurance agency commissions due mainly to lower commissions on commercial lines and physicians’ liability insurance. These decreases were partially offset by increases in gains on sales of mortgage loans of $1.0 million due to higher mortgage refinancing volumes and other non-interest income due primarily to higher accrued gains on commercial loan interest rate swaps.  Comparing 2008 to 2007, non-interest income increased $2.0 million or 4%. This increase was mainly due to increases of 15% in service charges on deposit accounts from higher overdraft fees and 16% in fees on sales of investment products due to higher annuity sales.  These increases were partially offset by a decrease of $0.5 million in gains on sales of mortgage loans and a decrease of $0.7 million in insurance agency commissions.

The Company recognized securities gains of $0.4 million in 2009 compared to $0.7 million in 2008.  Securities gains were insignificant in 2007.  The increase in 2008 was due primarily to a $0.4 million gain on the sale of stock in Visa, Inc.

Service charges on deposits totaled $11.4 million in 2009, a decrease of $1.3 million or 11% due primarily to lower overdraft fees.

Fees on sales of investment products decreased to $2.8 million from $3.5 million, a decrease of $0.7 million or 19% compared to 2008 due to lower average assets under management and lower sales of mutual funds and variable annuities. Fees on sales of investment products increased $0.5 million or 16% over 2008 compared to 2007. This growth was due largely to increased sales of annuities as customers sought out a perceived higher level of safety for their investments.

Gains on mortgage sales increased by $1.0 million or 42% in 2009 compared to 2008, after a decrease of 16% in 2008 compared to 2007. The Company achieved gains of $3.3 million on sales of $341.8 million in 2009 compared to gains of $2.3 million on sales of $186.7 million in 2008 and gains of $2.7 million on sales of $286.4 million in 2007. Insurance agency commissions decreased by $0.7 million or 11% in 2009 compared to 2008 after a decrease of $0.7 million or 11% in 2008 compared to 2007. The decrease in 2008 was due to declines in commissions on commercial lines and contingency fees.

Trust and investment management fee income amounted to $9.4 million in 2009, a decrease of $0.1 million or 1% compared to 2008, reflecting a decrease in average assets under management. During 2009, investment management fees in West Financial Services increased slightly to $4.7 million due to higher asset management fees in 2009. Trust services fees declined $0.2 million to $4.8  million compared to the prior year due mainly to a decrease in average assets under management.  Trust and investment management fees of $9.5 million for 2008 represented a decrease of $0.1 million or 1% compared to 2007. This decrease was due primarily to a decrease in assets under management at both West Financial Services and in the Company’s trust department.  Total assets under management for West Financial Services, trust and investment services decreased $204.6 million or 13% to $1.7 billion at December 31, 2009 compared to December 31, 2008.

Income from bank owned life insurance remained virtually level in 2009 compared to 2008 and reflected an increase of $0.1 million or 3% from 2008 to 2007. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans.  Investments totaled $75.7 million at December 31, 2009 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 6.52% for 2009.

Table 4 – Non-interest Expense

		2009/2008		2008/2007
	2009	% Change	2008	% Change	2007
Non-interest Expenses:
Salaries and employee benefits	$54,460	2.7%	$53,015	(4.0)%	$55,207
Occupancy expense of premises	10,710	(0.5)	10,762	3.9	10,360
Equipment expenses	5,691	(7.6)	6,156	(6.2)	6,563
Marketing	2,166	0.1	2,163	(3.3)	2,237
Outside data services	3,721	(14.9)	4,373	10.2	3,967
FDIC insurance	6,092	247.9	1,751	304.4	433
Amortization of intangible assets	3,646	(18.0)	4,447	9.0	4,080
Goodwill impairment loss	-	(100.0)	4,159	-	-
Other expenses	16,553	8.5	15,263	(9.9)	16,941
Total non-interest expense	$103,039	0.9	$102,089	2.3	$99,788

Non-interest Expense
Non-interest expenses increased $1.0 million or 1% in 2009, compared to 2008. The increase in expenses in 2009 was driven by an increase of $4.3 million in FDIC insurance premiums which included a one time special assessment of $1.7 million. In addition, salaries and benefits expenses increased $1.4 million or 3% over the prior year due primarily to a $1.5 million pre-tax pension credit in 2008.  Comparing 2008 to 2007, non-interest expenses increased $2.3 million or 2%. The increase in expenses in 2008 included goodwill impairment charges of $4.2 million and an increase of $1.3 million in FDIC insurance premiums together with a  pension prior service credit of $1.5 million and a decrease of $1.5 million in merger expenses incurred in 2007. Excluding these transactions, 2008 non-interest expenses were virtually even with 2007.

Salaries and employee benefits, the largest component of non-interest expenses, increased $1.4 million or 3% in 2009. Excluding the pension credit in 2008 mentioned previously, pension expense increased $1.0 million over 2008 due to an increase in amortization of actuarial losses. Salaries and employee benefits expenses decreased $2.2 million or 4% in 2008 compared to 2007. This decrease was due mainly to the pension prior service credit recognized in 2008. Average full-time equivalent employees decreased to 667 in 2009, representing a decrease of 4% from 697 in 2008, which was 2% below the 709 full-time equivalent employees in 2007.

In 2009, occupancy expense remained relatively level as compared with the prior year. In 2008, this expense category increased $0.4 million or 4% over 2007. This increase was due in part to new branches acquired in an acquisitions during 2007. Equipment expenses decreased $0.5 million or 8% in 2009 compared to 2008 and also decreased $0.4 million or 6% in 2008 compared to 2007.  The decrease in 2009 was due largely to lower depreciation expense. The decrease in 2008 was due mainly to lower negotiated software expenses and one-time expenses incurred in connection with acquisitions in 2007. Marketing expense did not change appreciably in 2009 following a decrease of $0.1 million or 3% in 2008. The decrease in 2008 was due mainly to a company-wide initiative to better control non-interest expenses.

Expenses for outside data services decreased $0.7 million or 15% in 2009 compared to 2008 due to lower negotiated expenses with the Company’s outside data services providers. Outside data services increased $0.4 million or 10% in 2008 compared to 2007 due to overall growth of the loan and deposit portfolios and the effect of a full year of expense relating to branches added from acquisitions completed in 2007.

FDIC insurance expense increased $4.3 million in 2009 compared to 2008 due to a $1.7 million one-time special assessment and higher deposit balances and increased assessment rates.

Other non-interest expenses increased $1.3 million or 1% compared to 2008. This increase was due primarily to an increase in legal fees resulting from loan workouts and higher accrued expenses on commercial loan interest rate swaps. Other non-interest expenses decreased $1.7 million or 10% in 2008 compared to 2007 due mainly to merger expenses of $1.5 million recognized in 2007.

Amortization of intangible assets decreased $0.8 million or 18% compared to 2008 due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately five years at December 31, 2009.  Intangible assets arising from branch acquisitions were not classified as goodwill and continue to be amortized since the acquisitions did not meet the definition for business combinations.

In October 2007, Sandy Spring Bank, as a member of Visa U.S.A. Inc. (“Visa U.S.A.”), received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. In November 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Sandy Spring Bank and other Visa U.S.A. member banks were obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement, Sandy Spring Bank’s proportionate membership share of Visa U.S.A., and accounting guidance provided by the SEC, the Company recorded a liability and corresponding expense in the fourth quarter of 2007 of $0.2 million with respect to the American Express and certain other litigation with Visa U.S.A. The Company has not reflected in its financial statements any value for its membership interest in Visa as a result of the Visa reorganization. The anticipated IPO was completed during the first quarter of 2008, and as a result, a portion of the Company’s shares in Visa were redeemed for a total of $0.4 million reported as a gain on securities sold. In addition, in the first quarter of 2008, the Company reversed the liability of $0.2 million mentioned above due to the fact that Visa had funded an escrow account with an amount deemed sufficient to fund any potential losses resulting from the litigation at that time.

In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services which involved a payment from the escrow account mentioned above for approximately $1.7 billion, which exceeded the amount that Visa had originally funded in the escrow account for this purpose. The Class B shareholders, such as the Company, bore this cost via a reduction in their number of shares received as a result of the public offering. The Company recorded no additional expense as a result of this settlement due to its immateriality.   The Company currently has 15,890 class B shares remaining that are subject to conversion by Visa.

Operating Expense Performance
Management views the efficiency ratio as an important measure of expense performance and cost management.  The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income).  This is a GAAP financial measure.  Lower ratios indicate improved productivity.

Non-GAAP Financial Measure
The Company has for many years used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations.  Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations.  It is used by management as part of its assessment of its performance in managing non-interest expenses.  However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures.  The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income (see Table 1), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled in Table 5.  As shown in Table 5, both efficiency ratios increased in 2009.  This increase was mainly the result of higher non-interest expenses in 2009 compared to 2008 coupled with the decrease in net interest income in 2009.

Table 5 – GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
GAAP efficiency ratio:
Non-interest expenses	$103,039	$102,089	$99,788	$85,096	$77,194
Net interest income plus non-interest income	148,949	154,702	149,115	133,651	125,087

Efficiency ratio–GAAP	69.18%	65.99%	66.92%	63.67%	61.71%

Non-GAAP efficiency ratio:
Non-interest expenses	$103,039	$102,089	$99,788	$85,096	$77,194
Less non-GAAP adjustment:
Amortization of intangible assets	3,646	4,447	4,080	2,967	2,198
Goodwill impairment loss	-	4,159	-	-	-
Plus non-GAAP adjustment:
Pension prior service credit	-	1,473	-	-	-
Non-interest expenses as adjusted	$99,393	$94,956	$95,708	$82,129	$74,996

Net interest income plus non-interest income	$148,949	$154,702	$149,115	$133,651	$125,087
Plus non-GAAP adjustment:
Tax-equivalent income	4,839	4,545	5,506	6,243	7,128
Less non-GAAP adjustments:
Securities gains (losses)	418	663	43	1	3,262
Net interest income plus non-interest income - as adjusted	$153,370	$158,584	$154,578	$139,893	$128,953

Efficiency ratio–Non-GAAP	64.81%	59.88%	61.92%	58.71%	58.16%

Income Taxes
The Company had an income tax benefit of $16.0 million in 2009, compared with an income tax expense of $3.6 million in 2008 and $13.0 million in 2007. The resulting effective tax rates were 52% for 2009, 19% for 2008, and 29% for 2007. The change in the effective tax rate for 2009 compared to 2008 was due to the loss incurred in 2009, primarily related to the provision for loan and lease losses, coupled with tax advantaged income from investment securities and bank owned life insurance policies. The decline in the effective tax rate for 2008 compared to 2007 was due to a change in the amount of tax advantaged income as a percent of taxable income.

FINANCIAL CONDITION

The Company's total assets increased $316.8 million to $3.6 billion at December 31, 2009. Earning assets increased $289.7 million to $3.3 billion at December 31, 2009.  These increases were due primarily to growth in the investment portfolio, which was driven by increased deposits offset by the decline in loans.

Loans and Leases
Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, decreased $97.1 million or 15%, to $549.7 million at December 31, 2009. Residential construction loans declined to $92.3 million in 2009, a decrease of $97.0 million or 51% reflecting greatly reduced demand as a result of the regional economic conditions.  Permanent residential mortgages, most of which are 1-4 family, remained virtually even with the prior year at $457.4 million.

Commercial loans and leases decreased by $88.9 million or 6%, to $1.3 billion at December 31, 2009. This decrease was due primarily to loan charge-offs during the year, weak loan demand resulting from weak market conditions in the regional and national economies and the application of strict underwriting standards by the Company. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans.

The Company's commercial real estate loans consist of owner occupied properties (62%) where an established banking relationship exists or, to a lesser extent, involve investment properties (38%) for warehouse, retail, and office space with a history of occupancy and cash flow.  Commercial mortgages rose $47.5 million or 6% during 2009, to $895.0 million at year-end.  Commercial construction loans decreased $91.4 million or 41% during the year, to $131.8 million at December 31, 2009. The unprecedented economic conditions had a significant effect on builders and developers over the past year which mainly affected the Company’s acquisition, development and construction loan portfolio. In response, the Company adopted more conservative underwriting guidelines, which together with soft demand and increased loan charge-offs caused the decline in commercial construction loans.  Other commercial loans decreased $37.5 million or 11% during 2009 to $296.2 million at year-end. This decrease was also due primarily the lower level of loan demand and more conservative underwriting.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium sized businesses.   Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  The leasing portfolio decreased $7.5 million or 23% in 2009, to $25.7 million at year-end due in large part to market conditions and their effect on small and medium-sized businesses.

Consumer lending continues to be important to the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines of credit.  The consumer loan portfolio decreased 2% or $6.6 million, to $399.7 million at December 31, 2009.  This decline was driven largely by a decrease of $8.8 million or 19% in installment loans during 2009 to $38.2 million at year-end. Home equity lines and loans increased $2.5 million or 1% during 2009 to $354.4 million at year-end.

Table 6 – Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Residential real estate:
Residential mortgages	$457,414	$457,571	$456,305	$390,852	$413,324
Residential construction	92,283	189,249	166,981	151,399	155,379
Commercial loans and leases:
Commercial mortgage	894,951	847,452	662,837	509,726	415,983
Commercial construction	131,789	223,169	262,840	192,547	178,764
Leases	25,704	33,220	35,722	34,079	23,644
Other commercial	296,220	333,758	316,051	182,159	162,036
Consumer	399,649	406,227	376,295	344,817	335,249
Total loans and leases	$2,298,010	$2,490,646	$2,277,031	$1,805,579	$1,684,379

Table 7– Loan Maturities and Interest Rate Sensitivity

	At December 31, 2009
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$91,568	$162	$553	$92,283
Commercial construction loans	113,411	18,378	-	131,789
Other commercial loans (1)	211,765	65,618	18,837	296,220
Total	$416,744	$84,158	$19,390	$520,292

Rate Terms:
Fixed	$34,433	$55,766	$18,837	$109,036
Variable or adjustable	382,311	28,392	553	411,256
Total	$416,744	$84,158	$19,390	$520,292

(1)  Loans not secured by real estate

Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 108% or $531.3 million to $1.0 billion at December 31, 2009, from $492.5 million at December 31, 2008. This increase in the investment portfolio was driven by a decline in the size of the loan portfolio together with a significant growth in deposits as a result of the Company’s Operation Take Share deposit acquisition campaign. This plan was implemented in the second quarter of 2009 to capitalize on opportunities to grow deposit market share afforded by several recent bank mergers in the Company’s primary market area.

Table 8 which follows shows that most of the above-mentioned funds were invested in U.S. Agency securities, U.S. Agency mortgage-backed securities and U.S. Agency collateralized mortgage obligations. This investment strategy has resulted in a portfolio with minimal risk and relatively short durations and thus will provide needed liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At December 31, 2009 the Company owned a total of $ $3.1 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined from available market quotations. The Company also owns collateralized debt securities, which total $4.7 million, with a fair value of $3.1 million, which are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited activity due to the status of the economy at December 31, 2009 and 2008, respectively.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009 and 2008.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

•
The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy because the Company has determined that significant adjustments are required to determine fair value at the measurement date.

The assumptions used by the Company in order to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO.
•
Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities). Of the approximately 25 issuers, collateral with respect to one has defaulted and two have deferred payments.  Based on the view that it was unlikely that financing would become available in the foreseeable future, no collateral prepays were assumed over the lives of the investments.

•	Terms of the CDO structure as established in the indenture.
•	14% discount rate.

As part of its formal quarterly evaluation of investment securities for the presence of other-than-temporary impairment (“OTTI”), the Company considered a number of factors including:

•	The length of time and the extent to which the fair value has been less than the amortized cost
•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	The ability of the issuer to make scheduled interest or principal payments
•	Amount of principal to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition
•	The securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual pooled banks.

As a result of this evaluation, which takes into account (1) that all payments have been received on a timely basis, and (2) that the Company has the intent and ability to hold the securities to maturity, the Company determined that the credit quality of these securities remains adequate to absorb further economic declines and that no OTTI existed with respect to these securities at December 31, 2009.

Table 8 – Analysis of Securities
The composition of securities at December 31 for the periods indicated.

(In thousands)	2009	2008	2007
Available-for-Sale: (1)
U.S. Treasury	$-	$-	$2,973
U.S. governement agencies and corporations	355,597	137,320	139,310
State and municipal	42,142	2,700	2,761
Mortgage-backed (2)	453,998	145,076	32,356
Trust preferred	6,346	6,281	9,051
Marketable equity securities	350	350	350
Total	858,433	291,727	186,801

Held-to-Maturity and Other Equity
U.S. governement agencies and corporations	-	-	34,419
State and municipal	131,996	170,871	199,427
Mortgage-backed (2)	597	747	860
Other equity securities	32,773	29,146	23,766
Total	165,366	200,764	258,472
Total securities (3)	$1,023,799	$492,491	$445,273

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2009, 2008 or 2007.

Maturities and weighted average yields for debt securities available for sale and held to maturity at December 31, 2009 are presented in Table 9.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Table 9 – Maturity of Debt Securities

	Years to Maturity at December 31, 2009
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale(1)
U. S. government agencies and corporations	$205,164	2.56%	$147,677	2.30%	$-	-%	$-	-%	$352,841	2.45%
State and municipal (2)	200	6.53	2,043	7.65	39,040	5.62	-	-	41,283	5.73
Mortgage-backed	2,116	4.87	427,132	3.67	15,467	4.42	5,007	3.88	449,722	3.70
Trust preferred	7,841	9.31	-	-	-	-	-	-	7,841	9.31
Total	215,321	2.83%	576,852	3.34%	54,507	5.28%	5,007	3.88%	851,687	3.34%

Held-to-Maturity (1)
State and municipal	39,582	6.93%	85,850	7.34%	1,370	7.50%	5,195	7.61%	131,997	7.23%
Mortgage-backed	-	-	227	6.16	369	5.43	-	-	596	5.71
Total	$39,582	6.93%	$86,077	7.33%	$1,739	7.06%	$5,195	7.61%	$132,593	7.22%

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale increased $1.1 million to $12.5 million as of December 31, 2009 from $11.4 million as of December 31, 2008.  Originations and sales of these loans and the resulting gains on sales increased during 2009 due to the an extended period of historically low interest rates resulting from intervention by the Federal Reserve during the past year to keep rates low enough to support the housing market.

The aggregate of federal funds sold and interest-bearing deposits with banks decreased $50.1 million to $10.4 million in 2009.
Bank owned life insurance increased $2.9 million or 4% to $75.7 million as of December 31, 2009 due to the increase in cash surrender value of the underlying policies.

Deposits and Borrowings
Total deposits were $2.7 billion at December 31, 2009, increasing $331.6 million or 14% from $2.4 billion at December 31, 2008.  Year-end balances for non-interest-bearing demand deposits increased $79.1 million or 17% over the prior year.  For the same period, interest-bearing deposits grew $252.5 million or 13%, attributable in large part to growth in the Company’s new Premier money market deposit account which caused money market deposits to increase 40% or $266.5 million. In addition regular savings increased $10.9 million or 7% over 2008. These increases were somewhat offset by a decline in time deposits of $63.0 million or 7%. When deposits are combined with retail repurchase agreements from core customers, such growth in customer funding sources totaled 14% over the prior year. Total borrowings increased by $13.0 million or 2% to $535.6 million at December 31, 2009.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2009, total stockholders' equity decreased 5% or $18.3 million to $373.6 million at December 31, 2009, from $391.9 million at December 31, 2008.

On December 5, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Purchase Agreement, with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price of $83.1 million in cash.

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

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The redemption of the Series A preferred stock requires prior regulatory approval. The restrictions on redemption are set forth in the Articles Supplementary to the Company’s Articles of Incorporation.  The warrant is exercisable at $19.13 per share at any time on or before December 5, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

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

External capital formation, resulting from exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $0.5 million during 2009.  The ratio of average equity to average assets was 10.94% for 2009, as compared to 10.31% for 2008 and 9.89% for 2007.

Stockholders’ equity was also affected by a decrease of $4.9 million, net of tax, in accumulated other comprehensive loss from at December 31, 2008 to at December 31, 2009.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized in the Table 10.

Table 10 – Risk-Based Capital Ratios

			Minimum	Considered to
	Ratios at December 31,		Regulatory	be "Well Capitalized"
	2009	2008	Requirements	Ratio
Total Capital to risk-weighted assets	13.27%	13.82%	8.00%	10.00%

Tier 1 Capital to risk-weighted assets	12.01%	12.56%	4.00%	6.00%

Tier 1 Leverage	9.09%	11.00%	3.00%	5.00%

Tier 1 capital of $326.1 million and total qualifying capital of $360.5 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, Tier 1 capital included $83.1 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above.  As of December 31, 2009, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.  Additional information regarding regulatory capital ratios is included in “Note 23—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Tangible Common Equity

Tangible equity and tangible assets are non-GAAP financial measures calculated using GAAP amounts.  We calculate tangible equity by excluding the balance of goodwill and other intangible assets from our calculation of stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from our calculation of total assets.  We believe that this non-GAAP financial measure provides information to investors that is useful in understanding our financial condition.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets is provided below.

Table 11 – Tangible Common Equity Ratio – Non-GAAP

	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Tangible common equity ratio:
Total stockholders' equity	$373,586	$391,862	$315,640	$237,777	$220,058
Accumulated other comprehensive loss	2,652	7,572	1,055	4,021	594
Goodwill	(76,816)	(76,248)	(76,585)	(12,494)	(12,042)
Other intangible assets, net	(8,537)	(12,183)	(16,630)	(10,653)	(12,218)
Preferred stock	(80,095)	(79,440)	-	-	-
Tangible common equity	$210,790	$231,563	$223,480	$218,651	$196,392

Total assets	$3,630,478	$3,313,638	$3,043,953	$2,610,457	$2,459,616
Goodwill	(76,816)	(76,248)	(76,585)	(12,494)	(12,042)
Other intangible assets, net	(8,537)	(12,183)	(16,630)	(10,653)	(12,218)
Tangible assets	$3,545,125	$3,225,207	$2,950,738	$2,587,310	$2,435,356

Tangible common equity ratio	5.95%	7.18%	7.57%	8.45%	8.06%

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans generally experience medium credit losses.  Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore, the Bank has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Recent economic conditions have had a broad based impact on the Company’s loan portfolio as a whole.  While current economic data has shown the Mid-Atlantic region is outperforming most other markets in the nation, the Company’s lending portfolio is dealing with the impact from the economic pressures that are being experienced by it’s borrowers, especially in the construction lending portfolios.  As unemployment has risen and collateral values have declined, the construction segments of the loan portfolio have seen a significant rise in non-performing loans as builders experience declining home sales.  While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the Baltimore metropolitan area, the D.C. suburbs and Northern Virginia have mitigated some of the risks in the portfolio, weakened local economic conditions and non-performing loan levels will continue to be influenced by uncertain future conditions.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with a robust in-house administration accompanied by strong oversight procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of  the value of the underlying collateral.  Oversight procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the aggressive management of the problem credits.  As part of the oversight process the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses in that portfolio.

The allowance represents an estimation of the losses that may be sustained in the loan and lease portfolio.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.

The methodology for assessing the appropriateness of the allowance includes:  (1) the general formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.  The amount of the allowance is reviewed and approved quarterly by the Credit Risk Committee of the board of directors.

The general allowance establishes allowances for the major loan and lease categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses in the most recent quarters have the greatest effect. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans in specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes.

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

The specific allowance is used to calculate an allowance for internally risk rated loans where significant conditions or circumstances indicate that a loss may be imminent.  Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan.  Loans with specific allowances do not receive an additional allocation of the general reserve.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Provisions amounted to $76.8 million in 2009, $33.2 million in 2008 and $4.1 million in 2007. Net charge-offs of $62.7 million, $7.8 million and $1.3 million, were recorded in 2009, 2008 and 2007, respectively.  The ratio of net charge-offs to average loans and leases was 2.61% in 2009, 0.32% in 2008 and 0.06% in 2007.  At December 31, 2009, the allowance for loan and lease losses was $64.6 million, or 2.81% of total loans and leases, compared to $50.5 million, or 2.03% of total loans and leases, at December 31, 2008.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, federal and state regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the loan and lease portfolio and the allowance.  Such reviews may result in adjustments to the provision based upon their analysis of the information available at the time of each examination.

Table 12 presents a five-year history for the allocation of the allowance along with the credit mix (year-end loan and lease allowance balances by category as a percent of total loans and leases).  The allowance is allocated in the following table to various loan and lease categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

Table 12 – Allowance for Loan and Lease Losses

	December 31,
	2009		2008		2007		2006		2005
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		and		and		and		and		and
(In thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Amount applicable to:
Residential real estate:
Residential mortgages	$8,885	14%	$4,330	18%	$3,807	20%	$2,411	22%	$2,896	24%
Residential construction	2,563	4	2,747	8	1,639	7	1,616	8	1,754	9
Total	11,448	18	7,077	26	5,446	27	4,027	30	4,650	33
Commercial loans and leases:
Commercial mortgage	10,997	17	19,527	34	7,854	29	5,461	28	4,119	25
Commercial construction	21,151	33	13,046	9	4,092	12	2,197	11	2,152	11
Other commercial	16,915	26	7,174	14	5,317	14	4,857	10	2,587	10
Subtotal	49,063	76	39,747	57	17,263	55	12,515	49	8,858	46
Leases	712	1	908	1	525	2	364	2	298	1
Total	49,775	77	40,655	58	17,788	57	12,879	51	9,156	47
Consumer	3,336	5	2,794	16	1,858	16	2,586	19	3,080	20
Total allowance	$64,559	100%	$50,526	100%	$25,092	100%	$19,492	100%	$16,886	100%

During 2009, there were no major changes in estimation methods that affected the allowance methodology from the prior year.   Variations can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at year-end 2009 or 2008, when measured against the total allowance.

The severe decline in the national and regional economies continues to exert extraordinary pressures on the housing market. As a result, many residential real estate developers could not survive the diminished cash flows due to lack of sales and thus were unable to service their bank debt. Accordingly, this has resulted in an increase in delinquencies, non-performing loans and charge-offs particularly in the acquisition development and construction portfolio.   As a result of internal risk rating downgrades, charge-offs and additional specific reserves primarily related to loans in the residential real estate development portfolio the provision for loan and lease losses and the allowance has increased significantly for 2009 as compared to 2008. The allowance increased by $14.0 million or 28% during 2009.  The required allowance for commercial real estate and other commercial loans and leases increased by $9.1 million and is reflective of the increase in non-performing loans in the commercial portfolio.  The required allowance for consumer and residential loans increased $4.9 million during the year, mainly due to an increase in non-performing residential mortgage loans.  Management continues to monitor the status of the portfolio with particular attention directed to loans with apparent credit issues in the development of the allowance and evaluating its adequacy.

At December 31, 2009, total non-performing loans and leases were $133.7 million, or 5.82% of total loans and leases, compared to $69.4 million, or 2.79% of total loans and leases, at December 31, 2008.  The increase in non-performing loans and leases was due primarily to twenty four residential real estate development loans totaling $70.5 million which became non-performing during 2009. This increase was somewhat offset by $27.8 million in pay downs and charge-offs on previously existing real estate development loans.  The allowance represented 48% of non-performing loans and leases at December 31, 2009 and 73% at 2008.  This decline in the coverage ratio is the direct result of the growth in non-performing loans.  A corresponding growth in the allowance was not necessary due to the validations of the underlying collateral values on the non-performing loans. In addition, analysis of the actual loss history on the problem credits in 2009 provided an indication that the coverage of the inherent losses on the problem credits was adequate.

The balance of impaired loans was $99.5 million at December 31, 2009, with reserves of $6.6 million against those loans, compared to $52.6 million at December 31, 2008, with reserves of $13.8 million. The decline in specific reserves compared to balances of impaired loans is primarily the result of charge-offs of specific loan balances down to the appraised collateral values during 2009.  The $6.6 million indicates the remaining collateral shortfall anticipated, based on the current status of the borrowers, of the $99.5 million in impaired loans.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 74% of total loans and leases at December 31, 2009, compared to 67% at December 31, 2008.  Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Table 13 – Summary of Loan and Lease Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance, January 1	$50,526	$25,092	$19,492	$16,886	$14,654
Provision for loan and lease losses	76,762	33,192	4,094	2,795	2,600
Allowance acquired from acquisitions	-	-	2,798	-	-
Loan charge-offs:
Residential real estate	(4,847)	(4,798)	-	-	-
Commercial loans and leases	(57,099)	(2,677)	(1,103)	(230)	(491)
Consumer	(1,575)	(988)	(341)	(85)	(44)
Total charge-offs	(63,521)	(8,463)	(1,444)	(315)	(535)
Loan recoveries:
Residential real estate	41	21	12	-	64
Commercial loans and leases	641	475	110	89	89
Consumer	110	209	30	37	14
Total recoveries	792	705	152	126	167
Net charge-offs	(62,729)	(7,758)	(1,292)	(189)	(368)
Balance, period end	$64,559	$50,526	$25,092	$19,492	$16,886

Net charge-offs to average loans and leases	2.61%	0.32%	0.06%	0.01%	0.02%
Allowance to total loans and leases	2.81%	2.03%	1.10%	1.08%	1.00%

Table 14 – Analysis of Credit Risk
	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans and leases
Residential real estate	$9,520	$11,679	$599	$354	$-
Commercial loans and leases	100,894	55,890	22,368	1,534	409
Consumer	766	381	73	22	28
Total non-accrual loans and leases (1)	111,180	67,950	23,040	1,910	437

Loans and leases 90 days past due
Residential real estate	14,887	471	3,992	123	281
Commercial loans and leases	3,321	567	7,236	1,665	663
Consumer	793	-	134	35	14
Total 90 days past due loans and leases	19,001	1,038	11,362	1,823	958

Restructured loans and leases	3,549	395	-	-	-
Total non-performing loans and leases (2)	133,730	69,383	34,402	3,733	1,395
Other real estate owned, net	7,464	2,860	461	182	-
Total non-performing assets	$141,194	$72,243	$34,863	$3,915	$1,395

Non-performing loans to total loans and leases	5.82%	2.79%	1.51%	0.21%	0.08%
Non-performing assets to total assets	3.89%	2.18%	1.15%	0.15%	0.06%
Allowance for loan and leases to non-performing loans and leases	48.28%	72.82%	72.94%	522.15%	1210.47%

(1)
Gross interest income that would have been recorded in 2009 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $6.4 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $63.3 million at December 31, 2009. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company prepares a current base case and eight alternative simulations at least once a quarter, and reports the analysis to the board of directors.  In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

Table 15 - Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	25.00%	20.00%	17.50%	12.50%	12.50%	17.50%	20.00%	25.00%
December 31, 2009	(15.27)%	(9.52)%	(5.03)%	(1.71)%	N/A	N/A	N/A	N/A
December 31, 2008	4.19%	4.81%	4.35%	2.80%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased from December 31, 2008 at all interest rate shock levels.  All measures remained well within prescribed policy limits.

The risk position increased substantially in the rising rate scenarios due to a lengthening of durations in the securities portfolio resulting from growth in CMO’s, a decrease in variable rate loans, and an increase in money market deposit accounts due to the growth in the newly introduced money market product. Also, the subordinated debt, which previously carried a fixed rate, converted to a much lower floating rate in 2009 and now re-prices to the higher shock rates therefore adding to the overall net interest income risk.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company’s net assets.

Table 16 - Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	40.00%	30.00%	22.50%	10.00%	12.50%	22.50%	30.00%	40.00%
December 31, 2009	-23.29%	-12.78%	-7.43%	-2.29%	N/A	N/A	N/A	N/A
December 31, 2008	-4.80%	1.92%	3.61%	1.59%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (EVE) at risk increased over year-end 2008 in all interest rate shock levels. The economic value of equity exposure at +200 bp is now -7.43% compared to 3.61% at year-end 2008, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

During 2009, the securities portfolio has realized a negative impact compared to 2008 due to the significant growth in the portfolio and the lengthening of the duration of the portfolio due to rising interest rates.  The increase in the balance of the newly introduced money market product is causing a negative impact to EVE in the rising shock bands as those funds provide no additional premium as the interest rates move upward because of the assumption that the rate will re-price to market as rates increase.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2009.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total earning assets at December 31, 2009. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2009, show short-term investments exceeding short-term borrowings by $52.8 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $493.8 million was available for borrowing based on pledged collateral, with $426.6 million borrowed against it as of December 31, 2009. The line of credit at the Federal Reserve totaled $272.7 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2009.   Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $40.0 million at December 31, 2009, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of December 31, 2009. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2009.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders, dividends on its preferred stock, and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2009, Bancorp had liquid assets of $2.8 million.

The Company has various contractual obligations that affect its cash flows and liquidity.  For information regarding material contractual obligations, please see “Market Risk Management” above, “Contractual Obligations” below, and “Note 7-Premises and Equipment,” “Note 10-Borrowings,” “Note 14-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 21-Fair Value” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets.  These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding securities.  The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations.  For additional information on off-balance sheet arrangements, please see “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 10- Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Table 17 – Contractual Obligations (1)

	Payment Due by Period
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Advances from FHLB	$411,584	$5,476	$-	$1,108	$405,000
Certificates of deposit	785,785	616,400	136,105	33,280	-
Operating lease obligations	24,947	5,133	8,753	5,781	5,280
Preferred stock dividends	45,885	4,155	8,309	10,987	22,434
Purchase obligations (2)	11,937	2,397	4,975	4,565	-
Total	$1,280,138	$633,561	$158,142	$55,721	$432,714
(1)
The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices.  Payments required under these obligations, are set forth in the table below as of December 31, 2009. Assumed a seven year term for purposes of this table.

(2)
Represents payments required under contract, based on average monthly charges for 2010 and assuming a growth rate of 3% with the Company’s current data processing service provider that expires in September 2014.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The attestation report by the Company’s independent registered public accounting firm, Grant Thornton LLP, on the Company’s internal control over financial reporting begins on the following pages.

Fourth Quarter 2009 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. Our report dated March 12, 2010, expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the consolidated financial statements, the Company adopted the guidance for fair value measurements and disclosures issued by the Financial Accounting Standard Board (FASB) in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion on internal control over financial reporting.

Philadelphia, Pennsylvania
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the consolidated statements of income, changes in stockholders’ equity and cash flows of Sandy Spring Bancorp, Inc. and Subsidiaries for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Frederick, Maryland
February 29, 2008

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(Dollars in thousands)	2009	2008
Assets:
Cash and due from banks	$49,430	$44,738
Federal funds sold	1,863	1,110
Interest-bearing deposits with banks	8,503	59,381
Cash and cash equivalents	59,796	105,229
Residential mortgage loans held for sale (at fair value)	12,498	11,391
Investments available-for-sale (at fair value)	858,433	291,727
Investments held-to-maturity — fair value of $137,787 (2009) and $175,908 (2008)	132,593	171,618
Other equity securities	32,773	29,146
Total loans and leases	2,298,010	2,490,646
Less: allowance for loan and lease losses	(64,559)	(50,526)
Net loans and leases	2,233,451	2,440,120
Premises and equipment, net	49,606	51,410
Other real estate owned	7,464	2,860
Accrued interest receivable	13,653	11,810
Goodwill	76,816	76,248
Other intangible assets, net	8,537	12,183
Other assets	144,858	109,896
Total assets	$3,630,478	$3,313,638

Liabilities:
Noninterest-bearing deposits	$540,578	$461,517
Interest-bearing deposits	2,156,264	1,903,740
Total deposits	2,696,842	2,365,257
Securites sold under retail repurchase agreements and federal funds purchased	89,062	75,106
Advances from FHLB	411,584	412,552
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,404	33,861
Total liabilities	3,256,892	2,921,776

Stockholders' Equity
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares authorized 83,094; issued and outstanding 83,094, net of discount of $2,999 (2009) and $3,654 (2008)	80,095	79,440
Common stock — par value $1.00; shares authorized 49,916,906 for 2009 and 2008; shares issued and outstanding 16,487,852 (2009) and 16,398,523 (2008)	16,488	16,399
Warrants	3,699	3,699
Additional paid in capital	87,334	85,486
Retained earnings	188,622	214,410
Accumulated other comprehensive loss	(2,652)	(7,572)
Total stockholders' equity	373,586	391,862
Total liabilities and stockholders' equity	$3,630,478	$3,313,638
The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Interest Income:
Interest and fees on loans and leases	$126,899	$148,765	$152,723
Interest on loans held for sale	767	436	815
Interest on deposits with banks	149	112	1,123
Interest and dividends on securities:
Taxable	19,945	10,177	13,989
Exempt from federal income taxes	7,467	8,800	10,168
Interest on federal funds sold	3	555	2,157
Total interest income	155,230	168,845	180,975
Interest Expense:
Interest on deposits	34,921	42,816	59,916
Interest on retail repurchase agreements and federal funds purchased	308	1,795	4,392
Interest on advances from FHLB	14,708	13,553	9,618
Interest on subordinated debt	1,585	2,222	2,223
Total interest expense	51,522	60,386	76,149
Net interest income	103,708	108,459	104,826
Provision for loan and lease losses	76,762	33,192	4,094
Net interest income after provision for loan and lease losses	26,946	75,267	100,732
Noninterest Income:
Securities gains	418	663	43
Service charges on deposit accounts	11,433	12,778	11,148
Gains on sales of mortgage loans	3,253	2,288	2,739
Fees on sales of investment products	2,823	3,475	2,989
Trust and investment management fees	9,421	9,483	9,588
Insurance agency commissions	5,236	5,908	6,625
Income from bank owned life insurance	2,906	2,902	2,829
Visa check fees	2,920	2,875	2,784
Other income	6,831	5,871	5,544
Total noninterest income	45,241	46,243	44,289
Noninterest Expenses:
Salaries and employee benefits	54,460	53,015	55,207
Occupancy expense of premises	10,710	10,762	10,360
Equipment expenses	5,691	6,156	6,563
Marketing	2,166	2,163	2,237
Outside data services	3,721	4,373	3,967
FDIC insurance	6,092	1,751	433
Amortization of intangible assets	3,646	4,447	4,080
Goodwill impairment loss	-	4,159	-
Other expenses	16,553	15,263	16,941
Total noninterest expense	103,039	102,089	99,788
Income (loss) before income taxes	(30,852)	19,421	45,233
Income tax expense (benefit)	(15,997)	3,642	12,971
Net income (loss)	$(14,855)	$15,779	$32,262
Preferred stock dividends and discount accretion	4,810	334	-
Net income (loss) available to common stockholders	$(19,665)	$15,445	$32,262

Net Income (Loss) Per Share Amounts:
Basic net income (loss) per share	$(0.90)	$0.96	$2.01
Basic net income (loss) per common share	(1.20)	0.94	2.01
Diluted net income (loss) per share	(0.90)	$0.96	$2.01
Diluted net income (loss) per common share	(1.20)	0.94	2.01
Dividends declared per common share	0.37	$0.96	$0.92

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating activities:
Net income (loss)	$(14,855)	$15,779	$32,262
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operating activities:
Depreciation and amortization	9,827	10,837	10,648
Goodwill impairment loss		4,159	-
Provision for loan and lease losses	76,762	33,192	4,094
Share based compensation expense	762	772	1,128
Deferred income tax benefit	(7,237)	(10,517)	(2,721)
Origination of loans held for sale	(339,553)	(188,899)	(280,152)
Proceeds from sales of loans held for sale	341,798	186,723	286,398
Gains on sales of loans held for sale	(3,352)	(2,126)	(2,739)
Securities gains	(418)	(663)	(43)
Gains (losses) on sales of premises and equipment	-	46	(289)
Net (increase) decrease in accrued interest receivable	(1,843)	3,145	2,020
Net increase in other assets	(30,914)	(8,647)	(4,931)
Net (decrease) increase in accrued expenses and other liabilities	(9,688)	8,620	(2,913)
Other – net	5,602	(2,610)	5,153
Net cash provided by operating activities	26,891	49,811	47,915
Investing activities:
Net decrease in interest-bearing deposits with banks	-	-	2,609
Purchases of other equity securities	(3,627)	(5,379)	(4,548)
Purchases of investments available-for-sale	(911,277)	(295,661)	(83,440)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	39,184	63,105	36,038
Proceeds from maturities, calls and principal payments of investments available-for-sale	347,856	189,569	208,555
Proceeds from redemption of VISA stock	-	429	-
Net decrease (increase) in loans and leases	124,290	(231,853)	(179,464)
Contingent consideration payout	(2,308)	(3,915)	(1,491)
Acquisition of business activity, net	-	-	(15,729)
Proceeds from the sales of other real estate owned	967	240	(179)
Proceeds from the sales of premises and equipment	-	-	650
Expenditures for premises and equipment	(3,110)	(2,250)	(4,780)
Net cash used in investing activities	(408,025)	(285,715)	(41,779)
Financing activities:
Net increase (decrease) in deposits	331,585	91,389	(57,031)
Net increase in retail repurchase agreements and federal funds purchased	13,956	(22,911)	(26,483)
Proceeds from advances from FHLB	-	246,000	187,212
Repayment of advances from FHLB	(968)	(126,956)	(110,861)
Common stock issued pursuant to West Financial Services acquisition	628	-	-
Proceeds from issuance of common stock	521	743	1,823
Common stock purchased and retired	-	-	(4,354)
Proceeds from issuance of preferred stock	-	83,094	-
Tax benefits associated with shared based compensation	26	51	110
Dividends paid	(10,047)	(15,764)	(14,988)
Net cash provided (used) by financing activities	335,701	255,646	(24,572)
Net increase (decrease) in cash and cash equivalents	(45,433)	19,742	(18,436)
Cash and cash equivalents at beginning of period	105,229	85,487	103,923
Cash and cash equivalents at end of period	$59,796	$105,229	$85,487

Supplemental Disclosures:
Interest payments	$52,416	$59,902	$76,000
Income tax payments	3,920	21,404	14,149
Transfers from loans to other real estate owned	5,617	2,723	90

Details of acquisition:
Fair value of assets ascuired	$-	$-	$417,434
Fair value of liabilites assumed	-	-	(365,709)
Stock issued for acquisition	-	-	(58,916)
Purchase price in excess of net assets acquired	-	-	62,600
Cash paid for acquisitions	$-	$-	$55,409
Cash and cash equivalents acquired with acquisitions	-	-	(39,680)
Acquisition of business activity, net	$-	$-	$15,729

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Loss	Equity

Balances at December 31, 2006	$-	$14,827	$-	$27,869	$199,102	$(4,021)	$237,777
Comprehensive Income:
Net income	-	-	-	-	32,262	-	32,262
Other comprehensive income , net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	1,261	1,261
Change in funded status of defined benefit pension	-	-	-	-	-	1,705	1,705
Total Comprehensive Income							35,228
Common stock dividends - $0.92 per share	-	-	-	-	(14,988)	-	(14,988)
Stock compensation expense	-	-	-	1,128	-	-	1,128
Common stock repurchases - 156,249 shares	-	(156)	-	(4,198)	-	-	(4,354)
Common stock issued pursuant to:
Acquisition of Potomac Bank - 886,989 shares	-	887	-	32,190	-	-	33,077
Acquisition of CN Bancorp, Inc. - 690,047 shares	-	690	-	25,149	-	-	25,839
Stock option plan - 68,098 shares (78,264 shares issued less 10,166 shares retired)	-	68	-	1,095	-	-	1,163
Employee stock purchase plan – 25,147 shares	-	25	-	662	-	-	687
Director stock purchase plan – 2,402 shares	-	2	-	75	-	-	77
Restricted stock- 6,078 shares	-	6	-	-	-	-	6
Balances at December 31, 2007	-	16,349	-	83,970	216,376	(1,055)	315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008	-	-	-	-	(1,647)	-	(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04	-	16,349	-	83,970	214,729	(1,055)	313,993
Comprehensive Income:
Net income	-	-	-	-	15,779	-	15,779
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	(581)	(581)
Change in funded status of defined benefit pension	-	-	-	-	-	(5,936)	(5,936)
Total Comprehensive Income							9,262
Common stock dividends- $0.96 per share	-	-	-	-	(15,764)	-	(15,764)
Preferred stock dividends - $3.48 per share	-	-	-	-	(289)	-	(289)
Stock compensation expense	-	-	-	772	-	-	772
Common stock issued pursuant to:
Stock option plan - 9,127 shares (16,837 shares issued less 7,710 shares retired)	-	9	-	53	-	-	62
Employee stock purchase plan – 32,891 shares	-	33	-	609	-	-	642
Director stock purchase plan – 1,479 shares	-	2	-	38	-	-	40
Restricted stock- 5,709 shares	-	6	-	44	-	-	50
Preferred stock issued pursuant to:
TARP - 83,094 shares	83,094	-	-	-	-	-	83,094
Discount from issuance of preferred stock	(3,699)	-	-	-	-	-	(3,699)
Discount accretion	45	-	-	-	(45)	-	-
Warrant issued	-	-	3,699	-	-	-	3,699
Balances at December 31, 2008	79,440	16,399	3,699	85,486	214,410	(7,572)	391,862
Comprehensive Income:
Net income (loss)	-	-	-	-	(14,855)	-	(14,855)
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	3,384	3,384
Change in funded status of defined benefit pension	-	-	-	-	-	1,536	1,536
Total Comprehensive Income							(9,935)
Cash dividends- $0.37 per share	-	-	-	-	(6,123)	-	(6,123)
Preferred stock dividends - $50.00per share	-	-	-	-	(4,155)	-	(4,155)
Stock compensation expense	-	-	-	762	-	-	762
Discount accretion	655	-	-	-	(655)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial - 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan - 40,598 shares	-	41	-	429	-	-	470
Director stock purchase plan - 2,988 shares	-	3	-	37	-	-	40
Restricted stock - 11,574 shares	-	11	-	(6)	-	-	5
DRIP plan - 2,560 shares	-	2	-	30	-	-	32
Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company, which include Sandy Spring Bancorp, Inc. and its wholly-owned subsidiary, Sandy Spring Bank (the "Bank"), together with the Bank’s subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc., conform to accounting principles generally accepted in the United States (“GAAP”) and to general practice within the financial services industry.

Policy for Consolidation
The consolidated financial statements include the accounts of Sandy Spring Bancorp, Inc. and the Bank. Consolidation has resulted in the elimination of all significant inter-company balances and transactions. The financial statements of Sandy Spring Bancorp, Inc. (Parent Only) include its investment in the Bank under the equity method of accounting.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, potential impairment  of goodwill or intangibles, estimates with respect to other than temporary impairment involving investment securities, non-accrual loans, other real estate owned, prepayment rates, share-based payment, litigation, income taxes and projections of pension expense and the related liability.

Nature of Operations
Through its subsidiary bank, the Company conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation. The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.

Assets Under Management
Assets held for others under fiduciary and agency relationships are not assets of the Company or its subsidiaries and are not included in the accompanying balance sheets.  Trust department income and investment management fees are presented on an accrual basis.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with an original maturity of three months or less).

Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank.  Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of non-interest income in the Consolidated Statements of Income.  The Company's current practice is to sell such loans on a servicing released basis.

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

The Company records a zero value for the loan commitment at the time the commitment is issued to a borrower.  Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments
The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed.  Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in net gain on sale of loans.  The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Interest Rate Swap Agreements
Beginning in 2007, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  The swaps are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a swap depends on whether it has been designated and qualifies as part of a hedging relationship. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any gain or loss resulting from changes in the fair value is recognized in net income.  Further discussion of the Company's financial derivatives is set forth Note 19 to the Consolidated Financial Statements.

Investments Held to Maturity and Other Equity Securities
Investments held to maturity are those securities which the Company has the ability and positive intent to hold until maturity. These securities are recorded at cost at the time of purchase. The carrying values of securities held to maturity are adjusted for premium amortization and discount accretion to the maturity date.  Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  Factors that may affect the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Other equity securities represent Federal Reserve Bank, Federal Home Loan Bank of Atlanta stock and Atlantic Central Banker’s Bank stocks are considered restricted as to marketability and recorded at cost.

Investments Available for Sale
Marketable equity securities and debt securities not classified as held to maturity or trading are classified as securities available for sale. Securities available for sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders' equity. The carrying values of securities available for sale are adjusted for premium amortization and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The Company generally places loans and leases, except for consumer loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection of amounts that are contractually due are unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.  Accrual of interest on non-accrual loans is discontinued and all previously accrued but unpaid interest is reversed.  Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the loan returns to accrual status.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are considered impaired when, based on available information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral.  Fair value of the collateral is generally determined using third party appraisals that are reviewed by management for propriety and reasonableness. Third party appraisals are conducted at least annually.  Additionally, internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis.   Once a loss is determined to have occurred, the loan is charged-down to the fair value of the collateral, net of any disposal costs, or net realizable value.   Income on impaired loans is recognized similar to the method followed on nonaccrual loans.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an estimated amount which, in management's judgment, is adequate to absorb the estimate of probable losses on outstanding loans and leases.  The allowance is reduced by charge-offs and is increased by the provision for loan and lease losses and recoveries of previous losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level considered necessary by management.  The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.  Assessment of the collectability of amounts due from the loan and lease portfolios is based on management’s continuing review and credit risk evaluation of the respective lending portfolios.

The Company’s allowance for loan and lease losses is comprised of two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances. The use of historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses.

The adequacy of the allowance is determined through careful and continuous evaluation of the loan and lease portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  The Company’s systematic methodology for assessing the appropriateness of the allowance includes a formula allowance reflecting historical losses, as adjusted, by credit category, and a specific allowance for risk-rated credits on an individual basis.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

The specific allowance is used to calculate an allowance for specifically identified impaired loans. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of potential losses.  Then a specific allowance is established based on the Company’s calculation of the probable loss inherent in the individual loan.  Allowances are also established by application of credit risk factors to other internally risk-rated homogeneous pools of loans, such as consumer and residential loans and commercial leases having reached non-accrual or 90-day past due status.  Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified

Management believes that it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio and the allowance.  Such review may result in additional provisions based on management’s  judgments of information available at the time of each examination.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware, and 10 to 40 years for buildings and building improvements.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in non-interest expense.

Other Real Estate Owned (“OREO”)
OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost, or fair value less estimated costs of disposal, on the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest income. Expenses of operation are included in non-interest expense.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  Goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. If it is determined that an event has occurred that may indicate that the value of the goodwill has become impaired (a “triggering event”) then the goodwill is subject to impairment testing.  The initial step in the process determines whether the fair value of a reporting unit is less than its cost basis.  If this is indicated, the Company proceeds to a second step and uses various methods to determine the extent, if any, of the impairment based on a composite of valuation methods comprised of market value indicators and discounted cash flows from both the assets and liabilities of the reporting unit.  Any impairment is realized through a reduction of goodwill and an offsetting charge to non-interest expense.

Intangible assets that have finite lives are amortized over their estimated useful lives and also continue to be subject to impairment testing.  All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods that initially did not exceed 15 years.

A summary of the Company’s goodwill and other intangible assets is included in Note 8. The unidentifiable intangible assets resulting from branch acquisitions resulted from two transactions: the purchase of a commercial bank in 1996 and the purchase of seven commercial bank branches in a single transaction in 1999. No goodwill was recorded as a result of these branch acquisitions.   Accordingly, the Company has continued to amortize these unidentifiable intangible assets without a change in method.

Valuation of Long-Lived Assets
The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reportable at the lower of the carrying amount or the fair value, less costs to sell.

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

Insurance Commissions and Fees
Commission revenue is recognized on the date the customer is billed.  The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received.

Advertising Costs
Advertising costs are expensed as incurred and included in non-interest expenses.

Earnings per Common Share
Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per common share is derived by dividing net income by the weighted-average number of common shares outstanding, adjusted, if applicable, for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance.  The number of potential shares issued pursuant to the stock option plans is determined using the treasury stock method.

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

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2007.

Adopted Accounting Pronouncements
The Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Topic (“ASC”) regarding the measurement of the fair value of a liability.  This guidance is effective for the first reporting period subsequent to August 2009. The guidance provides clarification regarding what techniques may be used to measure the fair value of a liability when a quoted price for a liability in an active market is not available.  It further clarifies that an adjustment to the fair value is not required due to the existence of a restriction that prevents the transfer of the liability.

The Company adopted new guidance for other-than-temporary impairment (“OTTI”) of debt securities and uses the criteria used to assess the collectability of cash flows to determine potential OTTI.  This topic is effective for interim and annual reporting periods ending after June 15, 2009.  This guidance modifies the presentation of OTTI losses and increases the frequency of and expands existing disclosure requirements. The Company’s adoption of this accounting standard in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company adopted new guidance  relating to the use of judgment in evaluating the relevance of inputs when determining fair value, estimating fair values when the volume and level of activity for an asset or liability decreased significantly and identifying transactions that are not orderly.  The Company’s adoption of this accounting standard in the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company includes non-forfeitable rights to dividends or dividend equivalents on unvested shared based payment awards on participating securities in the earnings allocation when computing earnings per share (“EPS”). These EPS computation requirements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period per share data presented must be adjusted retrospectively. The adoption of these EPS calculation requirements did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company adopted new guidance related to the disclosure of information about fair value measurements of plan assets that would be similar to the currently required disclosures about fair value measurements.  The adoption of the disclosure requirements in 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Pending Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”). The disclosure requirements apply to transfers that occur both before and after the effective date of the statement. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the de-recognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition, on and after the effective date, existing qualifying special-purpose entities must be evaluated for consolidation by the reporting entity.

SFAS No. 166 eliminates the concept of a qualifying special purpose entity (“QSPE”). The statement eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. SFAS No. 166 also introduces the concept of a participating interest. A participating interest is defined as a proportionate ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, SFAS No. 166 significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. SFAS No. 166 also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale.  The statement amends the disclosure requirements to allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period.  Earlier application is prohibited. The objective of this Statement is to improve the accounting and disclosure of any involvement with variable interest entities (“VIEs”). SFAS No. 167 eliminates the existing approach for identifying the primary beneficiary of a VIE. It changes that approach with an analysis to determine if an enterprise’s variable interests give it a controlling financial interest in the VIE. The statement also expands the disclosure requirements for an enterprise that has a variable interest in a VIE. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

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

On May 31, 2007, the Company completed the acquisition of CN Bancorp Inc. (“CNB”) and it’s wholly owned subsidiary, County National Bank (“County”).  County was headquartered in Glen Burnie, Maryland, and had four full-service branches located in Anne Arundel County, Maryland at the time of the acquisition. The total consideration paid to CNB shareholders and related merger costs in connection with the acquisition was $46.1 million.  The results of CNB’s operations have been included in the Company’s consolidated financial results subsequent to May 31, 2007.   The assets and liabilities of CNB were recorded on the Consolidated Balance Sheet at their respective fair values.  The fair values were determined as of May 31, 2007 and are not subject to further refinements. The transaction resulted in total assets acquired as of May 31, 2007 of $164.9 million, including approximately $98.7 million of loans; liabilities assumed were $141.4 million, including $138.4 million of deposits.  Additionally, the Company recorded $22.6 million of goodwill, $4.6 million of CDI’s and $0.1 million of other intangibles.  CDI’s are subject to amortization and are being amortized over seven years on a straight-line basis.

The acquisitions of Potomac and CNB, individually and in the aggregate, were not considered material acquisitions for purposes of any required pro forma disclosures.

NOTE 3 – CASH AND DUE FROM BANKS
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2009 was $58.9 million and in 2008 was $10.2 million.  The increase in the average balance from 2008 to 2009 was the result of the Federal Reserve paying interest on excess balances maintained after November 2008.

NOTE 4 – INVESTMENTS
Portfolio quality discussion
At December 31, 2009, any unrealized losses associated with AAA-rated U.S. Government Agencies are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.  The municipal securities portfolio segment is not experiencing any significant credit problems at December 31, 2009 and the Company believes it will receive all contractual cash flows due on this portfolio.  The mortgage-backed securities portfolio at December 31, 2009 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($189.8 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($264.2 million).  Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At December 31, 2009 the Company owned a total of $ $3.1 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined from available market quotations. The Company also owns collateralized debt securities, which total $4.7 million, with a fair value of $3.1 million, which are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited activity due to the status of the economy at December 31, 2009 and 2008, respectively.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009 and 2008.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

•
The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy because the Company has determined that significant adjustments are required to determine fair value at the measurement date.

The assumptions used by the Company in order to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO.
•
Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities). Of the approximately 25 issuers, collateral with respect to one has defaulted and two have deferred payments.  Based on the view that it was unlikely that financing would become available in the foreseeable future, no collateral prepays were assumed over the lives of the investments.

•	Terms of the CDO structure as established in the indenture.
•	14% discount rate.

As part of its formal quarterly evaluation of investment securities for the presence of  OTTI, the Company considered a number of factors including:
•	The length of time and the extent to which the fair value has been less than the amortized cost
•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	The ability of the issuer to make scheduled interest or principal payments
•	Amount of principal to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition
•	The securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual pooled banks.

As a result of this evaluation, which takes into account (1) that all payments have been received on a timely basis, and (2) that the Company has the intent and ability to hold the securities to maturity, the Company determined that the credit quality of these securities remains adequate to absorb further economic declines and that no OTTI existed with respect to these securities at December 31, 2009.

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

Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are as follows:

	As of December 31, 2009				As of December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$352,841	$3,190	$(434)	$355,597	$135,418	$2,003	$(101)	$137,320
State and municipal	41,283	903	(44)	42,142	2,663	78	(41)	2,700
Mortgage-backed	449,722	5,767	(1,491)	453,998	144,638	1,358	(920)	145,076
Trust preferred	7,841	180	(1,675)	6,346	7,890	24	(1,633)	6,281
Total debt securities	851,687	10,040	(3,644)	858,083	290,609	3,463	(2,695)	291,377
Marketable equity securities	350	-	-	350	350	-	-	350
Total investments available-for-sale	$852,037	$10,040	$(3,644)	$858,433	$290,959	$3,463	$(2,695)	$291,727

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are as follows:

As of December 31, 2009
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	10	$72,793	$434	$-	$434
State and municipal	5	5,805	40	4	44
Mortgage-backed	30	150,369	1,454	37	1,491
Trust preferred	3	4,366	24	1,651	1,675
Total	48	$233,333	$1,952	$1,692	$3,644

As of December 31, 2008
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$14,898	$101	$-	$101
State and municipal	4	1,131	41	-	41
Mortgage-backed	30	66,640	911	9	920
Trust preferred	6	4,950	1,633	-	1,633
Total	42	$87,619	$2,686	$9	$2,695

Approximately 97% of the bonds carried in the available-for-sale investment portfolio experiencing unrealized losses as of December 31, 2009 were rated AAA, 1% were rated AA, 1% were rated BBB+ and 1% were rated CC. Approximately 94% of the bonds carried in the available-for-sale investment portfolio experiencing losses as of December 31, 2008 were rated AAA, 4% were rated B+ and 2% were not rated.  The securities representing the unrealized losses in the available-for-sale portfolio as of December 31, 2009 and December 31, 2008 all have modest duration risk (2.93 years in 2009 and  2.41 years in 2008), low credit risk, and minimal loss (approximately 1.54% in 2009 and 2.98% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates that have occurred subsequent to the original purchase and not considered credit related.  These factors coupled with the fact that the Company has both the intent and sufficient liquidity to hold these investments for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2009 and 2008 by contractual maturity are shown below. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no sales of investments available-for-sale during the year ended 2009 or 2008.

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$215,321	$214,412	$99,232	$99,677
Due after one year through five years	576,851	583,389	190,302	190,625
Due after five years through ten years	54,508	55,261	1,075	1,075
Due after ten years	5,007	5,021	-	-
Total debt securities available for sale	$851,687	$858,083	$290,609	$291,377

At December 31, 2009 and December 31, 2008, investments available-for-sale with a book value of $290.2 million and $217.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2009 and 2008.

 Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are as follows:

	As of December 31, 2009				As of December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$131,996	$5,156	$(1)	$137,151	$170,871	$4,415	$(159)	$175,127
Mortgage-backed	597	39	-	636	747	34	-	781
Total investments held-to-maturity	$132,593	$5,195	$(1)	$137,787	$171,618	$4,449	$(159)	$175,908

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are as follows:

As of December 31, 2009

			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,782	$1	$-	$1
Total	4	$1,782	$1	$-	$1

As of December 31, 2008
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(In thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	14	$10,658	$159	$-	$159
Total	14	$10,658	$159	$-	$159

Approximately 22% of the bonds carried in the held-to-maturity investment portfolio experiencing continuous unrealized losses as of December 31, 2009, were rated AAA and approximately 78% were rated A-. As of December 31, 2008, approximately 16% of such bonds were rated AAA and approximately 84% were rated AA.  The securities representing the unrealized losses in the held-to-maturity portfolio had duration risk of 2.74 years in 2009 compared to 6.27 years in 2008.  These securities have low credit risk and minimal unrealized losses (approximately 0.06 % in 2009 and 1.47% in 2008) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be maturity, so as to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at December 31, 2009 and 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$39,582	$40,165	$55,231	$55,941
Due after one year through five years	86,077	90,282	108,406	111,718
Due after five years through ten years	1,740	1,863	1,997	2,043
Due after ten years	5,194	5,477	5,984	6,206
Total debt securities held-to-maturity	$132,593	$137,787	$171,618	$175,908

At December 31, 2009 and 2008, investments held to maturity with a book value of $115.7 million and $140.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at December 31, 2009 and 2008.

Equity securities

Other equity securities for the periods indicated are as follows:
	December 31,	December 31,
(In thousands)	2009	2008
Federal Reserve Bank stock	$7,531	$5,037
Federal Home Loan Bank of Atlanta stock	25,167	24,034
Atlantic Central Bank stock	75	75
Total equity securities	$32,773	$29,146

Securities gains
There were no sales of investments available for sale during 2009, 2008 and 2007. Gains on investments available for sale resulted from the call redemptions of securities or the sale of Visa restricted stock received in 2007.

NOTE 5 – LOANS AND LEASES
Major categories at December 31 are presented below:

(In thousands)	2009	2008
Residential real estate:
Residential mortgages	$457,414	$457,571
Residential construction	92,283	189,249
Commercial loans and leases:
Commercial mortgages	894,951	847,452
Commercial construction	131,789	223,169
Leases	25,704	33,220
Other commercial	296,220	333,758
Consumer	399,649	406,227
Total loans and leases	$2,298,010	$2,490,646

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES
Activity in the allowance for loan and lease losses for the three years ended December 31 is shown below:

(In thousands)	2009	2008	2007
Balance at beginning of year	$50,526	$25,092	$19,492
Provision for loan and lease losses	76,762	33,192	4,094
Allowance acquired with acquisition of other institutions	-	-	2,798
Loan and lease charge-offs	(63,520)	(8,463)	(1,444)
Loan and lease recoveries	791	705	152
Net charge-offs	(62,729)	(7,758)	(1,292)
Balance at year end	$64,559	$50,526	$25,092

Information regarding impaired loans comprised of commercial real estate, commercial construction and commercial business loans at December 31, and for the respective years then ended, is as follows:

(In thousands)	2009	2008	2007
Impaired loans with a valuation allowance	$23,683	$45,525	$5,710
Impaired loans without a valuation allowance	75,769	7,098	16,174
Total impaired loans	$99,452	$52,623	$21,884

Allowance for loan and lease losses related to impaired loans	$6,613	$13,803	$936
Allowance for loan and lease losses related to other than impaired loans	57,946	36,723	24,156
Total allowance for loan and lease losses	$64,559	$50,526	$25,092

Average impaired loans for the year	$100,387	$45,947	$14,496
Contractual interest income due on loans in non-accrual status during the year	$6,355	$4,000	$1,100
Interest income on impaired loans recognized on a cash basis	$-	$-	$-

Total non-accrual loans and leases including the impaired loans reflected in the preceding table, totaled $111.2 million and $68.0 million at December 31, 2009 and 2008, respectively.  The Company’s policy is to discontinue accrual of interest on loans over 90 days delinquent unless the specific circumstances of the loan dictate otherwise.  In those cases, such loans are then classified as non-accrual loans. At December 31, 2009 and 2008, loans 90 days past due and still accruing interest totaled $19.0 million and $1.0 million, respectively.

Other real estate owned totaled $7.5 million and $2.9 million at December 31, 2009 and 2008.

NOTE 7 – PREMISES AND EQUIPMENT
Premises and equipment at December 31 consist of:

(In thousands)	2009	2008
Land	$9,954	$9,954
Buildings and leasehold improvements	58,202	56,707
Equipment	36,356	35,272
Total premises and equipment	104,512	101,933
Less: accumulated depreciation and amortization	(54,906)	(50,523)
Net premises and equipment	$49,606	$51,410

Depreciation and amortization expense for premises and equipment amounted to $4.8 million for 2009, $5.0 million for 2008 and $4.9 million for 2007.  There were no contractual commitments at December 31, 2009 to construct branch facilities.

Total rental expense of premises and equipment, net of rental income, for the three years ended December 31, 2009, 2008 and 2007 was $5.6 million, $5.7 million and $4.5 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, as of December 31, 2009 for all non-cancelable operating leases are:
Operating
(In thousands)	Leases
2010	$5,133
2011	4,717
2012	4,036
2013	3,124
2014	2,657
Thereafter	5,280
Total minimum lease payments	$24,947

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment.  Acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives.

Throughout 2009, the Company was trading below its book value consistent with its peer group.  However during the fourth quarter the market value of the Company’s stock declined significantly below its tangible book value at December 31, 2009. Management considered this decrease to be a triggering event indicating the possibility of impairment in the Community Banking and “Other” segments at December 31, 2009. The Company engaged a third party valuation specialist to assist management in the determination of the fair value of the Community Banking segment as estimated using an income approach (discounted future benefits method) along with a market approach (guideline public company method). Two additional methodologies based on market approaches were also performed which focused on the stock price of the Company. Significant assumptions used in the above methods include:
•	an estimated control premium based on management’s estimate of the cost savings that would be available to an acquirer.
•	a discount rate equal to 16.6%
•	price to book ratio of 0.85
•	price to trailing twelve months income of 1.54; and
•	price to assets of 0.074.

All methods were subjected to sensitivity analysis which included application of differing weightings of the respective methods to obtain a range of fair values for the Community Banking segment. Based on the lowest fair value within the range management determined that the Community Banking segment failed Step 1 of the two-step impairment analysis and needed to perform additional valuation analysis to determine whether the goodwill attributed to the Community Banking segment was impaired and, if so, the amount of the impairment.

In performing the Step 2 analysis, the Company determines the fair value of its assets and liabilities and deducts this amount from the fair value of the Community Banking segment as determined in Step 1 to imply a fair value of its goodwill in an acquisition.  The Company utilized prices from recent comparable transactions in the Mid-Atlantic region to value the Company’s core deposit intangibles and market quotes to value the investment portfolio. An outside third party valuation specialist estimated the fair value of the loan portfolio using a discounted cash flow approach. Significant assumptions used in the loan portfolio valuation involved (1) the stratification of the loan portfolio into pools based on their respective credit risk characteristics, (2) the individual pool yields were compared to market yields in conjunction with their remaining months to maturity and prepayments speeds, and (3) a credit loss factor was incorporated into the cash flows. Management performed a detailed review of all projections and their underlying assumptions. The key assumptions used in the Company’s analysis involved the level of credit quality and thus the credit risk existing within each pool of the loan portfolio. Factors that could negatively affect the Company’s key assumptions involve the adverse performance of the national and regional economies in excess of the levels projected in the valuation models. Should the current regional economic recovery stall or reverse it could have a significant effect on the Company’s recovery from its recent performance trends.

The Company determined at the conclusion of its Step 2 analysis that the fair value of the goodwill in the Community Banking segment exceeded its carrying value of $62.6 million by $31.9 million or 51%, and that no impairment of goodwill existed at December 31, 2009.

As a result of its impairment assessment in 2008, the Company determined that The Equipment Leasing Company was impaired and determined that the goodwill had no remaining value at December 31, 2008. Accordingly, the Company recorded an impairment charge of $4.2 million in 2008.

All other remaining goodwill and intangibles associated with other segments of the Company not previously discussed above were reviewed at December 31, 2009 and 2008, respectively, for any indications of impairment.  Based on the review, no impairment was noted for the years ended December 31, 2009 and 2008, related to the Investment Management and Insurance segments.

The significant components of goodwill and acquired intangible assets are as follows:

		Intangible Assets	Other	Core Deposit
		Resulting From	Identifiable	Intangible
(Dollars in thousands)	Goodwill	Branch Acquisitions	Intangibles	Assets	Total
2009
Gross carrying amount	$81,516	$17,854	$8,301	$9,716	$117,387
Purchase price adjustment	568	-	-	-	568
Impairment losses	(4,159)	-	-	-	(4,159)
Accumulated amortization*	(1,109)	(17,854)	(5,680)	(3,800)	(28,443)
Net carrying amount	$76,816	$-	$2,621	$5,916	$85,353
Weighted average remaining life			4.7 years	4.3 years

2008
Gross carrying amount	$77,694	$17,854	$8,301	$9,716	$113,565
Purchase price adjustment	3,822	-	-	-	3,822
Impairment losses	(4,159)	-	-	-	(4,159)
Accumulated amortization	(1,109)	(16,549)	(4,727)	(2,412)	(24,797)
Net carrying amount	$76,248	$1,305	$3,574	$7,304	$88,431
Weighted average remaining life		0.8 years	5.7 years	5.3 years

*The accumulated amortization in the table above reflects amortization of goodwill prior to the adoption of current accounting standards.

The changes in the carrying amount of goodwill by segment for the twelve months ended December 31, 2009 and 2008 are as follows:

	Community			Investment
(In thousands)	Banking	Insurance	Leasing	Management	Total
Balance January 1, 2008	$62,730	$4,623	$4,159	$5,073	$76,585
Purchase price adjustment	(94)	-	-	3,916	3,822
Impairment losses	-	-	(4,159)	-	(4,159)
Balance December 31, 2008	62,636	4,623	-	8,989	76,248
Purchase price adjustment	-	568	-	-	568
Impairment losses	-	-	-	-	-
Balance December 31, 2009	$62,636	$5,191	$-	$8,989	$76,816

Future estimated annual amortization expense is presented below:

(In thousands)	Amount
2010	$1,958
2011	1,845
2012	1,845
2013	1,778
2014	752
Thereafter	359
Total amortizing intangibles	$8,537

NOTE 9 – DEPOSITS
Deposits outstanding at December 31 consist of:

(In thousands)	2009	2008
Noninterest-bearing deposits	$540,578	$461,517
Interest-bearing deposits:
Demand	282,045	243,986
Money market savings	931,362	664,837
Regular savings	157,072	146,140
Time deposits of less than $100,000	421,978	477,148
Time deposits of $100,000 or more	363,807	371,629
Total interest-bearing deposits	2,156,264	1,903,740
Total deposits	$2,696,842	$2,365,257

Interest expense on time deposits of $100 thousand or more amounted to $10.7 million, $12.7 million and $14.8 million for the years ended 2009, 2008 and 2007, respectively.

The following is a maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2010	$616,400
2011	117,993
2012	18,112
2013	10,385
2014	22,895
Total time deposits	$785,785

The Company's time deposits of $100 thousand or more represented 13.5% of total deposits at December 31, 2009 and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$77,151	$108,200	$97,796	$80,660	$363,807

NOTE 10 – BORROWINGS
Information relating to retail repurchase agreements and other short-term borrowings is as follows for the years ended December 31:

	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Retail repurchase agreements	$74,062	0.20%	$75,106	0.20%	$98,015	3.00%
Average for the Year:
Retail repurchase agreements	$87,828	0.35%	$88,214	1.18%	$109,353	3.92%
Other short-term borrowings	1	0.69	3	2.73	92	5.58
Maximum Month-end Balance:
Retail repurchase agreements	$98,827		$101,666		$122,130
Other short-term borrowings	-		-		-

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2009, the Company has an available line of credit for $1.1 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $493.8 million based on pledged collateral at interest rates based upon current market conditions, of which $426.6 million was outstanding.  At December 31, 2008, such lines of credit totaled $956.9 million under which $591.7 million was available based on pledged collateral of which $412.5 million was outstanding.  Both short-term and long-term FHLB advances are fully collateralized by pledges of loans.  The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $296.3 million, commercial loans amounting to $498.1 million, home equity lines of credit (“HELOC”) amounting to $327.6 million and multifamily loans amounting to $18.4 million at December 31, 2009 as collateral under the borrowing agreement with the FHLB.  At December 31, 2008 the Company had pledged collateral of qualifying mortgage loans of $292.0 million, commercial loans of $525.8 million, HELOC loans of $326.1 million and multifamily loans of $19.5 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $312.7 million and $574.4 million at December 31, 2009 and 2008, respectively, collateralized by loans and state and municipal securities. In addition, the Company had an unsecured line of credit with a correspondent bank of $20.0 million at December 31, 2008 against which there were no outstanding borrowings.

Advances from FHLB at December 31 consisted of the following:

	2009		2008
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$5,476	4.89%	$-	-%
Two years	-	-	6,094	4.88
Three years	-	-	-	-
Four years	1,108	4.13	-	-
Five years	-	-	1,458	4.13
Six years	-	-	-	-
Seven years	160,000	4.51	-	-
Eight years	85,000	3.57	160,000	4.51
Nine years	160,000	2.45	85,000	3.57
Ten years	-	-	160,000	2.45
Total advances from FHLB	$411,584	3.52%	$412,552	3.52%

The actual maturity may differ from the contractual maturity if the Company elects to prepay obligations or the advance is called by the Federal Home Loan Bank.

The following is a maturity schedule for long-term borrowings within the years ending December 31:

(In thousands)	Amount
2010	$5,476
2011	-
2012	-
2013	1,108
2014	-
After 2014	405,000
Total advances from FHLB	$411,584

NOTE 11 – SUBORDINATED DEBENTURES
The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2009, the rate on the subordinated debt was 2.53% and has re-priced on January 7, 2010 (2.50%).  The subordinated obligations of the Company are subordinated to all other debt except other trust preferred subordinated, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

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

The warrant was issued with an initial exercise price of $19.13. The warrant has a ten year term and was exercisable immediately, in whole or in part. The Treasury Department has agreed not to vote any common shares acquired upon exercise of the warrant.

In conjunction with the issuance of the senior preferred shares and the warrant, the warrant was allocated a portion of the $83.1 million issuance proceeds as required by current accounting standards. The allocation of this value was based on the relative fair value of the senior preferred shares and the warrant to the combined fair value. Accordingly, the allocated value of the warrant was determined to be $3.7 million, which was allocated from the proceeds and recorded in additional paid-in capital in the consolidated balance sheet. This non-cash amount is considered a discount to the preferred stock and will be amortized over a five year period using the interest method and accreted as a dividend recorded on the senior preferred shares. The warrant is included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive.

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

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 15,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2009, there were 3,011 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter.  The Company has reserved 450,000 authorized but unissued shares of common stock for purchase under the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2009, there were 249,104 shares available for issuance under this plan.

As a result of participating in the TARP Capital Purchase Program, until December 5, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department. No shares were repurchased during 2009 or 2008. Share repurchases are limited by certain restrictions imposed due to the issuance of the Series A preferred stock mentioned above.

The Company has a dividend reinvestment plan that is sponsored and administered by the Registrar and Transfer Company (“R&T”) as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through R&T at low commissions.  Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2009, the Bank must have regulatory approval to pay dividends to the parent company.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2009. There were no other loans outstanding between the Bank and the Company at December 31, 2009 and 2008, respectively.

NOTE 13 – SHARE BASED COMPENSATION
At December 31, 2009, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,212,233 are available for issuance at December 31, 2009, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted during the last three years have been estimated using a binomial option-pricing model with the following weighted-average assumptions as of December 31:

	2009	2008	2007
Dividend yield	4.00%	3.42%	3.12%
Weighted average expected volatility	35.32%	19.65%	26.71%
Weighted average risk-free interest rate	2.59%	2.88%	4.35%
Weighted average expected lives (in years)	6	6	7
Weighted average grant-date fair value	$3.22	$4.47	$7.50

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $1.0 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, related to the awards of stock options and restricted stock grants.  For the year ended December 31, 2009, no stock options have been exercised resulting in no intrinsic value for options exercised during this period.   The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.2 million.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of December 31, 2009.  That cost is expected to be recognized over a weighted average period of approximately 1.7 years.  The total of unrecognized compensation cost related to restricted stock was approximately $1.4 million as of December 31, 2009.  That cost is expected to be recognized over a weighted period of approximately 3.4 years.

During 2009, 73,560 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 97,008 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the year ended December 31, 2009 is reflected in the table below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2009	973,730	$33.51		$-
Granted	73,560	12.01		-
Exercised	-	-		-
Forfeited or expired	(213,563)	29.81		-
Balance at December 31, 2009	833,727	$32.56	3.5	$-

Exercisable at December 31, 2009	710,639	$34.74	3.2	-

Weighted average fair value of options
granted during the year		$3.22

 A summary of the activity for the Company’s non-vested options and restricted stock for the year ended December 31, 2009 is presented below:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2009	134,010	$5.26
Granted	73,560	3.22
Vested	(59,978)	6.06
Forfeited or expired	(24,504)	4.09
Non-vested options at December 31, 2009	123,088	$3.88

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	Of Shares	Fair Value
Restricted stock at January 1, 2009	41,202	$29.91
Granted	97,008	12.01
Vested	(13,061)	23.29
Forfeited or expired	(13,976)	17.44
Restricted stock at December 31, 2009	111,173	$16.64

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

The Plan’s funded status as of December 31 is as follows:

(In thousands)	2009	2008
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$28,511	$22,942
Service cost	-	-
Interest cost	1,436	1,421
Actuarial loss	352	456
Curtailment	-	-
Increase/(decrease) due to amendments during the year	-	-
Increase/(decrease) due to discount rate change	-	4,429
Benefit payments	(920)	(737)
Projected obligation at December 31	29,379	28,511
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	24,973	23,799
Actual return on plan assets	2,788	(2,488)
Employer contributions	-	4,400
Benefit payments	(920)	(738)
Fair value of plan assets at December 31	26,841	24,973

Funded status at December 31	$(2,538)	$(3,538)

Unrecognized prior service cost (benefit)	$-	$-
Unrecognized net actuarial loss	10,806	13,362
Net periodic pension cost not yet recognized	$10,806	$13,362

Accumulated benefit obligation at December 31	$29,379	$28,511

Net periodic benefit cost for the previous three years includes the following components:

(In thousands)	2009	2008	2007
Service cost for benefits earned	$-	$-	$1,315
Interest cost on projected benefit obligation	1,436	1,421	1,337
Expected return on plan assets	(1,242)	(1,304)	(1,508)
Amortization of prior service cost	-	(1,589)	(175)
Recognized net actuarial loss	1,362	393	512
Net periodic benefit cost	$1,556	$(1,079)	$1,481

The following shows the amounts recognized in accumulated other comprehensive income as of the beginning of the fiscal year, the amount arising during the year, the adjustment due to being recognized as a component of net periodic benefit cost during the year and the amount remaining to be recognized and therefore a part of accumulated other comprehensive income (loss) as of December 31, 2009:

	Prior Service	Net
(In thousands)	Cost	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2007	$(1,764)	$8,053
Net gain due to plan curtailment	-	(2,322)
Additions during the year	-	(142)
Reclassifications due to recognition as net periodic pension cost	175	(511)
Included in accumulated other comprehensive income (loss) as of December 31, 2007	(1,589)	5,078
Net gain due to plan curtailment	-	4,248
Additions during the year	-	4,429
Reclassifications due to recognition as net periodic pension cost	1,589	(393)
Included in accumulated other comprehensive income (loss) as of December 31, 2008	-	13,362
Additions during the year	-	(1,194)
Increase due to change in discount rate assumption	-	(1,362)
Included in accumulated other comprehensive income (loss) as of December 31, 2009	-	10,806
Applicable tax effect	-	(4,309)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2009	$-	$6,497

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$-	$1,246

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost as December 31, 2010, 2009 and 2008, respectively:

(In thousands)	2010	2009	2008
Prior service cost	$-	$-	$1,415
Net actuarial loss	(10,806)	(13,362)	(4,806)
Net periodic benefit cost not yet recognized	$(10,806)	$(13,362)	$(3,391)

Additional Information
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2009	2008	2007
Discount rate	5.00%	5.00%	6.00%
Rate of compensation increase	N/A	N/A	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2009	2008	2007
Discount rate	5.00%	6.00%	6.00%
Expected return on plan assets	4.50%	5.50%	7.50%
Rate of compensation increase	N/A	N/A	4.00%

The expected rate of return on assets of 4.50% reflects the Plan’s predominant investment of assets in cash and debt type securities and an analysis of the average rate of return of the S&P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 20 years.

Plan Assets
The Company’s pension plan weighted average allocations at December 31 for the indicated periods are as follows:

(In thousands)	2009	2008
Asset Category:
Cash and certificates of deposit	29.7%	18.1%
Equity Securities:	20.0	25.6
Debt Securities	50.3	56.3
Total pension plan sssets	100.0%	100.0%

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

The Company has constituted the Retirement Plans Investment Committee (“RPIC”) in part to monitor the investments of the Plan as well as to recommend to executive management changes in the Investment Policy Statement which governs the Plan’s investment operations. These recommendations include asset allocation changes based on a number of factors including the investment horizon for the Plan. The Company’s Investment Management and Fiduciary Services Division is the investment manager of the Plan and also serves as an advisor to RPIC on the Plan’s investment matters.

Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for plan assets are 0-30% for equity securities, 0-100% for fixed income securities and 0-100% for cash funds and emerging market debt funds. This relatively conservative asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term.

 Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2009, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

	At December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,405	$-	$-	$13,405
Equity Securities:
Common Stocks	6,471	-	-	6,471
American Depositary Receipts	1,488	-	-	1,488
Fixed income securities:
U. S. Government Agencies	-	2,269	-	2,269
Corporate bonds	-	3,112	-	3,112
Other	96	-	-	96
Total pension plan sssets	$21,460	$5,381	$-	$26,841

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Given these uncertainties, management has not yet determined the amount of the plan contribution for the coming year.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
(In thousands)	Benefits
2009	$530
2010	625
2011	752
2012	905
2013	1,010
2014-2018	6,077

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company match vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in non-interest expenses and totaled $1.4 million in 2008, $1.5 million in 2007, and $1.4 million in 2006.

The Company also had a performance based compensation benefit in 2007 that at one time was integrated with the Cash and Deferred Profit Sharing Plan and provided incentives to employees based on the Company's financial results as measured against key performance indicator goals set by management. Payments were made annually and amounts included in non-interest expense under the plan amounted to $0.2 million in 2007.  For 2008, this incentive plan was replaced with a new short-term incentive plan named the Sandy Spring Leadership Incentive Plan.  It provides a cash bonus to key members of management based on the Company's financial results using a weighted formula. There was no expense related to this plan amounted to in 2009 as compared to an expense of  $0.2 million in 2008.

Executive Incentive Retirement Plan
In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earned a deferral bonus which was accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals for 2008 vested immediately.  Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service. No bonus was accrued in 2009 due to limitations placed on such incentive plans under TARP.   Benefit costs related to the Plan included in non-interest expenses for 2009, 2008 and 2007 were $0.3 million, $0.4 million, and $0.9 million, respectively.

Executive Health Reimbursement Plan
In past years, the Company had an Executive Health Reimbursement Plan that provided for payment of defined medical and dental expenses not otherwise covered by insurance for selected executives and their families. Benefits, which were paid during both employment and retirement, were subject to a $6,500 limitation for each executive per year. Effective January 1, 2008 this plan was eliminated with respect to all active executives and liabilities accrued for such payments upon retirement by such executives were reversed, which resulted in a credit to expense in 2007 of $0.4 million. Executives that retired prior to the elimination of this plan will continue to receive this benefit. There was no expense recorded for this plan in 2009 or 2008.

NOTE 15 – INCOME TAXES
Income tax expense for the years ended December 31 consists of:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Current income taxes:
Federal	$(7,059)	$11,404	$13,178
State	(1,701)	2,755	2,514
Total current	(8,760)	14,159	15,692
Deferred income taxes (benefits):
Federal	(5,831)	(8,593)	(2,003)
State	(1,406)	(1,924)	(718)
Total deferred	(7,237)	(10,517)	(2,721)
Total income tax expense	$(15,997)	$3,642	$12,971

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

(In thousands)	2009	2008
Deferred Tax Assets:
Allowance for loan and lease losses	$25,748	$20,152
Loan and deposit premium/discount	546	775
Intangible assets	170	-
Employee benefits	1,918	2,518
Pension plan OCI	4,309	5,328
Deferred loan fees and costs	78	-
Non-qualified stock option expense	245	296
Other	187	228
Gross deferred tax assets	33,201	29,297
Deferred Tax Liabilities:
Depreciation	(271)	(549)
Intangible assets	-	(286)
Deferred loan fees and costs	-	(741)
Unrealized gains on investments available for sale	(2,551)	(306)
Bond accretion	(256)	(336)
Pension plan costs	(3,297)	(3,917)
Other	(8)	(1)
Gross deferred tax liabilities	(6,383)	(6,136)
Net deferred tax asset	$26,818	$23,161

No valuation allowance exists with respect to deferred tax items.

A three-year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years indicated is as follows:

(dollars in thousands)	2009		2008		2007
	%	Amount	%	Amount	%	Amount
Statutory federal income tax rate	35.0%	$(10,798)	35.0%	$6,797	35.0%	$15,832
Increase (decrease) resulting from:
Tax exempt income, net	11.2	(3,446)	(19.5)	(3,793)	(9.1)	(4,118)
State income taxes, net of federal income tax benefits	6.5	(2,020)	2.8	540	3.0	1,348
State tax rate change on deferred tax assets	-		-		(0.4)	(181)
Other, net	(0.8)	267	0.5	98	0.2	90
Effective tax rate	51.9%	$(15,997)	18.8%	$3,642	28.7%	$12,971

NOTE 16 – NET INCOME (LOSS) PER COMMON SHARE
The calculation of net income (loss) per common share is as follows:

	Years Ended December 31,
(Dollars and amounts in thousands, except per share data)	2009	2008	2007
Basic:
Net income (loss)	$(14,855)	$15,779	$32,262
Less: Dividends - preferred stock	4,810	334	-
Net income (loss) available to common stockholders	$(19,665)	$15,445	$32,262

Basic EPS shares	16,449	16,373	16,015

Basic net income (loss)	$(0.90)	$0.96	$2.01
Basic net income (loss) per common share	(1.20)	0.94	2.01

Diluted:
Net income (loss)	$(14,855)	$15,779	$32,262
Less: Dividends - preferred stock	4,810	334	-
Net income (loss) available to common stockholders	$(19,665)	$15,445	$32,262

Basic EPS shares	16,449	16,373	16,015
Dilutive common stock equivalents	-	56	72
Dilutive EPS shares	16,449	16,429	16,087

Diluted net income (loss) per share	$(0.90)	$0.96	$2.01
Diluted net income (loss) per common share	(1.20)	0.94	2.01

Antidilutive shares	1,001	873	733

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  Below are the components of other comprehensive income (loss) and the related tax effects allocated to each component.

(In thousands)	2009	2008	2007
Net income (loss)	$(14,855)	$15,779	$32,262
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	5,210	(1,200)	2,141
Related income tax (expense) benefit	(2,078)	478	(854)
Net investment gains (losses) reclassified into earnings	418	235	(43)
Related income tax (expense) benefit	(167)	(94)	17
Net effect on other comprehensive income (loss) for the period	3,384	(581)	1,261

Defined benefit pension plan:
Amortization of prior service costs	-	(1,589)	(175)
Recognition of unrealized gain (loss)	2,555	(8,284)	2,975
Related income tax benefit (expense)	(1,019)	3,937	(1,095)
Net effect on other comprehensive income (loss) for the period	1,536	(5,936)	1,705
Total other comprehensive income (loss)	4,920	(6,517)	2,966
Comprehensive income (loss)	$(9,935)	$9,262	$35,228

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

	Year ended December 31,
(In thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Investments Available-for-Sale	Total
Balance at January 1, 2007	$(3,802)	$(219)	$(4,021)
Period change, net of tax	1,705	1,261	2,966
Balance at December 31, 2007	$(2,097)	$1,042	$(1,055)
Period change, net of tax	(5,936)	(581)	(6,517)
Balance at December 31, 2008	$(8,033)	$461	$(7,572)
Period change, net of tax	1,536	3,384	4,920
Balance at December 31, 2009	$(6,497)	$3,845	$(2,652)

NOTE 18 – RELATED PARTY TRANSACTIONS
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

(In thousands)	2009	2008
Balance at January 1	$26,758	$25,708
Additions	1,184	2,156
Repayments	(2,653)	(1,106)
Balance at December 31	$25,289	$26,758

NOTE 19 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVES
In the normal course of business, the Company has various outstanding credit commitments that are not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized.  Collateral held varies, but may include residential real estate, commercial real estate, property and equipment, inventory and accounts receivable. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.  A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31:

(In thousands)	2009	2008
Commercial	$47,541	$96,026
Real estate-development and construction	51,288	58,132
Real estate-residential mortgage	18,416	26,308
Lines of credit, principally home equity and business lines	587,174	614,090
Standby letters of credit	65,242	64,856
Total Commitments to extend credit and available credit lines	$769,661	$859,412

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

A summary of the Company’s interest rate swaps at December 31 is included in the following table:

	2009
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$23,650	$(289)	4.8	2.84%	5.27%
Pay Variable/Receive Fixed Swaps	23,650	289	4.8	5.27%	2.84%
Total Swaps	$47,300	$-	4.8	4.06%	4.06%

	2008
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$4,141	$(307)	2.3	2.84%	7.39%
Pay Variable/Receive Fixed Swaps	4,141	307	2.3	7.39%	2.84%
Total Swaps	$8,282	$-	2.3	5.12%	5.12%

NOTE 20 – LITIGATION
In the normal course of business, the Company becomes involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

NOTE 21 – FAIR VALUE
Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings

On January 1, 2008, the Company adopted the fair value option for mortgage loans held for sale.  The fair value option on residential mortgage loans held for sale allows the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.  The effect of this adjustment was immaterial to the Company’s financial results for the year ended December 31, 2009 and 2008, respectively.

Simultaneously with the adoption of the fair value option, the Company adopted the standards for fair value measurement which clarified that fair value is an exit price, representing the amount that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value measurements are not adjusted for transaction costs.  The standard for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below.

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

Assets and Liabilities

Mortgage loans held for sale
Mortgage loans held for sale are valued based quotations from the secondary market  for similar instruments and are classified as level 2 of the fair value hierarchy.

Investment securities
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

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities at December 31, 2009 and 2008,  that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$12,498	$-	$12,498
Investments available-for-sale	-	855,300	3,133	858,433
Interest rate swap agreements	-	289	-	289

Liabilities
Interest rate swap agreements	$-	$(289)	$-	$(289)

	At December 31, 2008
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$11,391	$-	$11,391
Investments available-for-sale	-	288,573	3,154	291,727
Interest rate swap agreements	-	307	-	307

Liabilities
Interest rate swap agreements	$-	$(307)	$-	$(307)
The Company owns $4.7 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies that have exhibited limited trading activity due to the state of the economy at December 31, 2009 and 2008, respectively.  There are currently very few market participants who are willing and or able to transact for these securities.
Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009 and 2008.
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

The following table provides unrealized losses included in assets measured in the consolidated balance sheets at fair value on a recurring basis that are still held at December 31, 2009.

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2008	$3,154
Total unrealized losses included in other comprehensive income (loss)	(21)
Balance at December 31, 2009	$3,133

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$92,810	$92,810	$39,241

Impaired loans totaling $99.5 million were written down to fair value of $92.8 million as a result of loan loss reserves of $6.6 million associated with the impaired loans which was included in our allowance for loan losses.  Impaired loans totaled $52.6 million at December 31, 2008.

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

Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 95.9% of the Company's assets and 99.3% of its liabilities at December 31, 2009 and 95.0% of the Company's assets and 99.0% of its liabilities at December 31, 2008.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments are as follows for the periods indicated:

	At December 31, 2009		At December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$72,294	$72,294	$116,620	$116,620
Investments available-for-sale	858,433	858,433	291,727	291,727
Investments held-to-maturity and other equity securities	165,366	170,560	200,764	205,054
Loans, net of allowance	2,233,451	2,022,029	2,440,120	2,467,993
Accrued interest receivable and other assets (2)	89,315	89,315	85,219	85,219

Financial Liabilities
Deposits	$2,696,842	$2,702,142	$2,365,257	$2,380,527
Securities sold under retail repurchase agreements and federal funds purchased	89,062	89,092	75,106	75,106
Advances from FHLB	411,584	441,020	412,552	456,563
Subordinated debentures	35,000	8,077	35,000	33,956
Accrued interest payable and other liabilities (2)	3,156	3,156	4,330	4,330

(1) Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2) Only financial instruments as defined by GAAP are included in other assets and other liabilities.

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

NOTE 22 – PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented below:

Statements of Condition

	December 31,
(In thousands)	2009	2008
Assets
Cash and cash equivalents	$2,754	$3,021
Investments available for sale (at fair value)	350	350
Investment in subsidiary	371,748	386,199
Loan to subsidiary	35,000	35,000
Other assets	253	4,315
Total assets	$410,105	$428,885

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	1,519	2,023
Total liabilities	36,519	37,023
Stockholders’ Equity
Preferred Stock	80,095	79,440
Common stock	16,488	16,399
Warrants	3,699	3,699
Additional paid in capital	87,334	85,486
Retained earnings	188,622	214,410
Accumulated other comprehensive loss	(2,652)	(7,572)
Total stockholders’ equity	373,586	391,862
Total liabilities and stockholders’ equity	$410,105	$428,885

Statements of Income

	Years Ended December 31,
(In thousands)	2009	2008	2007
Income:
Cash dividends from subsidiary	$5,115	$7,912	$68,880
Other income	1,607	2,609	2,802
Total income	6,722	10,521	71,682
Expenses:
Interest	1,585	2,223	2,223
Other expenses	847	796	1,972
Total expenses	2,432	3,019	4,195
Income before income taxes and equity in undistributed income of subsidiary	4,290	7,502	67,487
Income tax expense (benefit)	(200)	(41)	(309)
Income before equity in undistributed income of subsidiary	4,490	7,543	67,796
Equity in undistributed (excess distributions) income (loss) of subsidiary	(19,345)	8,236	(35,534)
Net income (loss)	(14,855)	15,779	32,262
Preferred stock dividends and discount accretion	4,810	334	-
Net income (loss) available to common shareholders	$(19,665)	$15,445	$32,262

Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$(14,855)	$15,779	$32,262
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions of (equity in undistributed) income-subsidiary	-	(8,237)	35,534
Investment in subsidiary	19,346	-	(41,176)
Common stock issued pursuant to West Financial Services acquisition	628
Securities gains	-	-	-
Share-based compensation expense	762	772	1,128
Net change in other liabilities	(337)	448	(142)
Other-net	421	(183)	(295)
Net cash provided by operating activities	5,965	8,579	27,311
Cash Flows from Investing Activities:
Net decrease (increase) in loans receivable	429	2,811	(6,171)
Proceeds from sales of loans	2,839	-	-
Contribution to Bank subsidiary	-	(83,094)	-
Net cash (used) provided by investing activities	3,268	(80,283)	(6,171)
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	-	83,094	-
Common stock purchased and retired	-	-	(4,354)
Proceeds from issuance of common stock	521	743	1,823
Tax benefit from stock options exercised	26	51	110
Dividends paid	(10,047)	(15,764)	(14,988)
Net cash used by financing activities	(9,500)	68,124	(17,409)
Net increase (decrease) in cash and cash equivalents	(267)	(3,580)	3,731
Cash and cash equivalents at beginning of year	3,021	6,601	2,870
Cash and cash equivalents at end of year	$2,754	$3,021	$6,601

NOTE 23 – REGULATORY MATTERS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009 and 2008, the capital levels of the Company and the Bank substantially exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total Capital to risk-weighted assets
Company	$360,450	13.27%	$217,302	8.00%	$271,628	10.00%
Sandy Spring Bank	357,509	13.17	217,159	8.00	271,449	10.00
Tier 1 Capital to risk-weighted assets
Company	$326,119	12.01	$108,651	4.00	$162,977	6.00
Sandy Spring Bank	288,200	10.62	108,580	4.00	162,869	6.00
Tier 1 Leverage
Company	$326,119	9.09	$107,618	3.00	$179,363	5.00
Sandy Spring Bank	288,200	8.04	107,558	3.00	179,263	5.00

As of December 31, 2008:
Total Capital to risk-weighted assets
Company	$380,947	13.82%	$220,540	8.00%	$275,676	10.00%
Sandy Spring Bank	374,136	13.60	220,127	8.00	275,159	10.00
Tier 1 Capital to risk-weighted assets
Company	$346,289	12.56	$110,270	4.00	$165,405	6.00
Sandy Spring Bank	304,542	11.07	110,064	4.00	165,095	6.00
Tier 1 Leverage
Company	$346,289	11.00	$94,466	3.00	$157,443	5.00
Sandy Spring Bank	304,542	9.69	94,310	3.00	157,183	5.00

NOTE 24 - SEGMENT REPORTING
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  The Community Banking segment also includes Sandy Spring Bancorp. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $2.7 million in 2009, $3.3 million in 2008 and $2.9 million in 2007.

The Insurance segment is conducted through Sandy Spring Insurance Company, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Company operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Included in insurance expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.3 million in 2009 and $0.4 million in 2008 and 2007.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses.  Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  Major revenue sources include interest income.  Expenses include personnel and support charges. In 2008, leasing expenses include additional noncash charges of $4.2 million for impairment of goodwill related to the acquisition of The Equipment Leasing Company.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $722 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.7 million in 2009 and $0.8 million 2008 and 2007.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows:

	Year Ended December 31, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$153,734	$6	$2,281	$4	$(795)	$155,230
Interest expense	51,532	-	785	-	(795)	51,522
Provision for loan and lease losses	76,762	-	-	-	-	76,762
Noninterest income	34,930	5,980	289	4,654	(612)	45,241
Noninterest expenses	94,884	4,796	515	3,456	(612)	103,039
Income (loss) before income taxes	(34,514)	1,190	1,270	1,202	0	(30,852)
Income tax expense (benefit)	(17,447)	481	500	469	-	(15,997)
Net income (loss)	$(17,067)	$709	$770	$733	$0	$(14,855)

Assets	$3,644,446	$12,693	$26,075	$12,207	$(64,943)	$3,630,478

	Year Ended December 31, 2008
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$167,128	$46	$2,875	$30	$(1,234)	$168,845
Interest expense	60,461	-	1,159	-	(1,234)	60,386
Provision for loan and lease losses	32,583	-	609	-	-	33,192
Noninterest income	34,425	6,675	493	4,542	108	46,243
Noninterest expenses	88,585	5,469	5,082	3,562	(609)	102,089
Income (loss) before income taxes	19,924	1,252	(3,482)	1,010	717	19,421
Income tax expense (benefit)	4,145	510	(1,407)	394	-	3,642
Net income (loss)	$15,779	$742	$(2,075)	$616	$717	$15,779

Assets	$3,317,715	$12,032	$33,585	$13,905	$(63,599)	$3,313,638

	Year Ended December 31, 2007
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$179,364	$104	$2,759	$70	$(1,322)	$180,975
Interest expense	76,319	-	1,152	-	(1,322)	76,149
Provision for loan and lease losses	4,094	-	-	-	-	4,094
Noninterest income	34,680	7,097	818	4,588	(2,894)	44,289
Noninterest expenses	89,930	5,515	1,068	3,848	(573)	99,788
Income (loss) before income taxes	43,701	1,686	1,357	810	(2,321)	45,233
Income tax expense (benefit)	11,439	676	539	317	-	12,971
Net income (loss)	$32,262	$1,010	$818	$493	$(2,321)	$32,262

Assets	$3,045,055	$12,073	$36,151	$10,037	$(59,363)	$3,043,953

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)
A summary of selected consolidated quarterly financial data for the two years ended December 31, 2009 and December 31, 2008 is reported in the following table.
	2009
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$38,728	$38,668	$39,185	$38,649
Interest expense	13,703	14,220	12,783	10,816
Net interest income	25,025	24,448	26,402	27,833
Provision for loan and lease losses	10,613	10,615	34,450	21,084
Noninterest income	11,974	11,030	10,662	11,575
Noninterest expense	24,250	26,858	26,567	25,364
Income (loss) before income taxes	2,136	(1,995)	(23,953)	(7,040)
Income tax expense (benefit)	(81)	(1,715)	(10,379)	(3,822)
Net income (loss)	$2,217	$(280)	$(13,574)	$(3,218)
Net income (loss) available to common shareholders	$1,017	$(1,482)	$(14,779)	$(4,421)

Basic net income (loss) per share	$0.14	$(0.02)	$(0.83)	$(0.20)
Basic net income (loss) per common share	0.06	(0.09)	(0.90)	(0.27)
Diluted net income (loss) per share	$0.13	$(0.02)	$(0.83)	$(0.20)
Diluted net income (loss) per common share	0.06	(0.09)	(0.90)	(0.27)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$43,922	$41,845	$42,048	$41,030
Interest expense	17,343	14,726	13,961	14,356
Net interest income	26,579	27,119	28,087	26,674
Provision for loan and lease losses	2,667	6,189	6,545	17,791
Noninterest income	12,696	11,695	10,879	10,973
Noninterest expense	24,703	24,886	25,267	27,233
Income before income taxes	11,905	7,739	7,154	(7,377)
Income tax expense (benefit)	3,700	2,088	1,795	(3,941)
Net income	$8,205	$5,651	$5,359	$(3,436)
Net income available to common shareholders	$8,205	$5,651	$5,359	$(3,770)

Basic net income per share	$0.50	$0.35	$0.33	$(0.21)
Basic net income per common share	0.50	0.35	0.33	(0.23)
Diluted net income per share	$0.50	$0.34	$0.33	$(0.21)
Diluted net income per common share	0.50	0.34	0.33	(0.23)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management's report on internal control over financial reporting appears in Item 8 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material labeled “Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and  “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 14 of this Report.

Item 11.	EXECUTIVE COMPENSATION

The material labeled "Corporate Governance and Other Matters," "Executive Compensation," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plans” on page 21.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The material labeled “Director Independence” and "Transactions and Relationships with Management" in the Proxy Statement is incorporated in this Report by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The material labeled Audit and Non-Audit Fees in the Proxy Statement is incorporated in this Report by reference.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008, and 2007
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

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

4(b)	Warrant to Purchase 651,547 Shares of Common Stock of Sandy Spring Bancorp, Inc.	Exhibit 4.3 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. Amended and Restated Stock Option Plan for Employees of Annapolis Bancshares, Inc.	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-11049.

10(d)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(e)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(f)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(g)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(h)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.

10(i)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, SEC File No. 0-19065.

10(j)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(k)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(l)*	Amended and Restated Potomac Bank of Virginia 1999 Stock Option Plan	Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-141052

10(m)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(n)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.

10(o)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(p) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.

10(p)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(q) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:

10(q)	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 5, 2008, between Sandy Spring Bancorp, Inc. and United States Department of the Treasury	Exhibit 10.1 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(r)*	Sandy Spring Bancorp, Inc. 2001 Employee Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-63126

10(s)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and Frank H. Small

10(t)*	Form of letter agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and certain executive officers

12	Statement of computation of ratio of earnings to combined fixed charges and preferred stock dividends

21	Subsidiaries

23(a)	Consent of McGladrey & Pullen, LLP

23(b)	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

99(a)	Principal Executive Officer Certification Regarding TARP

99(b)	Principal Financial Officer Certification Regarding TARP

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2010.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Solomon Graham	Director
Solomon Graham

/s/ Gilbert L. Hardesty	Director
Gilbert L. Hardesty

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Lewis R. Schumann	Director
Lewis R. Schumann

/s/ Daniel J. Schrider	Director
Daniel J. Schrider

Director
Dennis A. Starliper