Form 10-Q
period 2010-03-31
SANDY SPRING BANCORP INC
filed 2010-05-10
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-19065

(Exact name of registrant as specified in its charter)

Maryland	52-1532952
(State of incorporation)	(I.R.S. Employer Identification Number)

17801 Georgia Avenue, Olney, Maryland	20832
(Address of principal executive office)	(Zip Code)

301-774-6400
(Registrant’s telephone number, including area code)

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

The number of outstanding shares of common stock outstanding as of May 5, 2010.

 Common stock, $1.00 par value – 23,985,149 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”   Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of the Annual Report Form 10-K filed on March 12, 2010 and the following:

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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Assets	(Unaudited)
Cash and due from banks	$39,405	$49,430
Federal funds sold	1,543	1,863
Interest-bearing deposits with banks	148,059	8,503
Cash and cash equivalents	189,007	59,796
Residential mortgage loans held for sale (at fair value)	8,937	12,498
Investments available-for-sale (at fair value)	832,259	858,433
Investments held-to-maturity -- fair value of $124,265 and $137,787 at March 31, 2010
and December 31, 2009, respectively	119,376	132,593
Other equity securities	34,331	32,773
Total loans and leases	2,256,657	2,298,010
Less: allowance for loan and lease losses	(69,575)	(64,559)
Net loans and leases	2,187,082	2,233,451
Premises and equipment, net	48,780	49,606
Other real estate owned	6,796	7,464
Accrued interest receivable	13,220	13,653
Goodwill	76,816	76,816
Other intangible assets, net	8,042	8,537
Other assets	148,600	144,858
Total assets	$3,673,246	$3,630,478

Liabilities
Noninterest-bearing deposits	$560,027	$540,578
Interest-bearing deposits	2,093,421	2,156,264
Total deposits	2,653,448	2,696,842
Securites sold under retail repurchase agreements and federal funds purchased	78,416	89,062
Advances from FHLB	411,341	411,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	23,184	24,404
Total liabilities	3,201,389	3,256,892

Stockholders' Equity
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares authorized, issued and outstanding 83,094, net of discount of $2,837 and $2,999
at March 31, 2010 and December 31, 2009, respectively	80,257	80,095
Common stock -- par value $1.00; shares authorized 49,916,906; shares issues and outstanding
23,985,149 and 16,487,852 at March 31, 2010 and December 31, 2009, respectively	23,985	16,488
Warrants	3,699	3,699
Additional paid in capital	175,684	87,334
Retained earnings	187,755	188,622
Accumulated other comprehensive income (loss)	477	(2,652)
Total stockholders' equity	471,857	373,586
Total liabilities and stockholders' equity	$3,673,246	$3,630,478

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Interest Income:
Interest and fees on loans and leases	$29,374	$33,233
Interest on loans held for sale	81	280
Interest on deposits with banks	34	46
Interest and dividends on securities:
Taxable	6,006	3,195
Exempt from federal income taxes	1,864	1,972
Interest on federal funds sold	1	2
Total interest income	37,360	38,728
Interest Expense:
Interest on deposits	5,290	9,454
Interest on retail repurchase agreements and federal funds purchased	72	62
Interest on advances from FHLB	3,620	3,631
Interest on subordinated debt	219	556
Total interest expense	9,201	13,703
Net interest income	28,159	25,025
Provision for loan and lease losses	15,025	10,613
Net interest income after provision for loan and lease losses	13,134	14,412
Non-interest Income:
Securities gains	203	162
Service charges on deposit accounts	2,626	2,863
Gains on sales of mortgage loans	609	1,022
Fees on sales of investment products	741	700
Trust and investment management fees	2,449	2,287
Insurance agency commissions	1,989	2,050
Income from bank owned life insurance	693	711
Visa check fees	740	638
Other income	1,290	1,541
Total non-interest income	11,340	11,974
Non-interest Expenses:
Salaries and employee benefits	13,371	13,204
Occupancy expense of premises	3,090	2,775
Equipment expenses	1,214	1,514
Marketing	516	420
Outside data services	1,123	806
FDIC insurance	1,141	959
Amortization of intangible assets	496	1,055
Other expenses	4,355	3,517
Total non-interest expenses	25,306	24,250
Income (loss) before income taxes	(832)	2,136
Income tax benefit	(1,333)	(81)
Net income	$501	$2,217
Preferred stock dividends and discount accretion	1,200	1,200
Net income (loss) available to common stockholders	$(699)	$1,017

Net Income Per Share Amounts:
Basic net income per share	$0.03	$0.14
Basic net income (loss) per common share	(0.04)	0.06
Diluted net income per share	$0.03	$0.13
Diluted net income (loss) per common share	(0.04)	0.06
Dividends declared per common share	$0.01	$0.12

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Operating activities:
Net income	$501	$2,217
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	1,964	2,617
Provision for loan and lease losses	15,025	10,613
Share based compensation expense	166	222
Deferred income tax benefit	(2,237)	(4,042)
Origination of loans held for sale	(36,756)	(108,109)
Proceeds from sales of loans held for sale	40,878	105,844
Gains on sales of loans held for sale	(561)	(859)
Securities gains	(203)	(162)
Net decrease (increase) in accrued interest receivable	433	(127)
Net increase in other assets	(4,075)	(397)
Net decrease in accrued expenses and other liabilities	(1,217)	(332)
Other – net	1,796	(761)
Net cash provided by operating activities	15,714	6,724
Investing activities:
Purchases of other equity securities	(1,558)	(2,986)
Purchases of investments available-for-sale	(135,919)	(228,490)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	13,240	14,864
Proceeds from maturities, calls and principal payments of investments available-for-sale	166,172	49,369
Net decrease in loans and leases	29,325	26,567
Proceeds from the sales of other real estate owned	2,334	-
Expenditures for premises and equipment	(289)	(802)
Net cash provided by (used in) investing activities	73,305	(141,478)
Financing activities:
Net (decrease) increase in deposits	(43,394)	188,655
Net (decrease) increase in retail repurchase agreements and federal funds purchased	(10,646)	16,823
Repayment of advances from FHLB	(243)	(241)
Proceeds from issuance of common stock	95,681	128
Dividends paid	(1,206)	(2,782)
Net cash provided by financing activities	40,192	202,583
Net increase in cash and cash equivalents	129,211	67,829
Cash and cash equivalents at beginning of period	59,796	105,229
Cash and cash equivalents at end of period	$189,007	$173,058

Supplemental Disclosures:
Interest payments	$9,142	$13,778
Income tax payments	31	-
Transfers from loans to other real estate owned	2,019	2,234

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	501	-	501
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	2,942	2,942
Change in funded status of defined benefit pension	-	-	-	-	-	187	187
Total Comprehensive Income							3,630
Common stock dividends - $0.01 per share	-	-	-	-	(167)	-	(167)
Preferred stock dividends - $25.00 per share	-	-	-	-	(1,039)	-	(1,039)
Stock compensation expense	-	-	-	166	-	-	166
Discount accretion	162	-	-	-	(162)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,175	-	-	95,650
Employee stock purchase plan - 10,182 shares	-	10	-	87	-	-	97
Restricted stock - 12,038 shares	-	12	-	(79)	-	-	(67)
DRIP plan - 77 shares	-	-	-	1	-	-	1
Balances at March 31, 2010	$80,257	$23,985	$3,699	$175,684	$187,755	$477	$471,857

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net income	-	-	-	-	2,217	-	2,217
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	904	904
Change in funded status of defined benefit pension	-	-	-	-	-	202	202
Total Comprehensive Income							3,323
Common stock dividends - $0.12 per share	-	-	-	-	(1,974)	-	(1,974)
Preferred stock dividends - $12.49 per share	-	-	-	-	(1,039)	-	(1,039)
Stock compensation expense	-	-	-	222	-	-	222
Discount accretion	161	-	-	-	(161)	-	-
Common stock issued pursuant to:
Employee stock purchase plan - 9,524 shares	-	10	-	107	-	-	117
Restricted stock - 5,441 shares	-	5	-	(5)	-	-	-
DRIP plan - 1,035 shares	-	1	-	10	-	-	11
Balances at March 31, 2009	$79,601	$16,415	$3,699	$85,820	$213,453	$(6,466)	$392,522

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Sandy Spring Bancorp, Inc. (“the Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (“the Bank”) which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Sandy Spring Insurance Corporation, which operates as Chesapeake Insurance Group and Neff & Associates. The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  These statements do not include all of the information and notes required for complete financial statements.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report on Form 10-K.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.  In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.  The financial statements of Sandy Spring Bancorp, Inc. (Parent Only) include its investment in the Bank under the equity method of accounting.

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

Adopted Accounting Pronouncements

The Company applies the guidance for disclosure requirements that apply to transfers that occur both before and after November 15, 2009.  This guidance changes the de-recognition guidance for transferors of financial assets, including entities that sponsor securitizations. In addition existing qualifying special-purpose entities (“QSPE”) must be evaluated for consolidation by the reporting entity. The concept of QSPE is eliminated and transferors are required to evaluate transfers to such entities. The guidance also introduces the concept of a participating interest. A participating interest is defined as a proportionate ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the guidance significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. The guidance also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale.  The statement amends the disclosure requirements to allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred.  The application of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows.

The Company applies the guidance for identifying the primary beneficiary of a VIE (“variable interest entity”) and applies the required analytical approach to determine if an enterprise’s variable interests give it a controlling financial interest in the VIE. The guidance expanded the disclosure requirements for an enterprise that has a variable interest in a VIE. The application of this guidance did not have a material impact on its financial position, results of operations or cash flows of the Company.

The Company adopted new guidance relating to the improvement of disclosures about fair value measurements.  The new guidance provides for the disaggregation of information on certain existing disclosures in addition to more detailed disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The application of this guidance did not have a material impact on its financial position, results of operations or cash flows of the Company.

NOTE 2 – INVESTMENTS

Portfolio quality discussion

At March 31, 2010, any unrealized losses associated with AAA-rated U.S. Government Agencies are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.  The municipal securities portfolio segment is not experiencing any significant credit problems at March 31, 2010 and the Company believes it will receive all contractual cash flows due on this portfolio.  The mortgage-backed securities portfolio at March 31, 2010 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($202.7 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($243.2 million).  Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At March 31, 2010 the Company owned a total of $3.1million in single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined from available market quotations. The Company also owns collateralized debt obligation securities, which total $4.7 million, with a fair value of $3.1 million, which are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited market activity in recent periods.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

•
The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy because the Company has determined that significant estimates are required to determine fair value at the measurement date.

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

•	Terms of the CDO structure as established in the indenture.
•	14% discount rate.

As part of its formal quarterly evaluation of investment securities for the presence of OTTI, the Company considered a number of factors including:

•	The length of time and the extent to which the fair value has been less than the amortized cost
•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	The ability of the issuer to make scheduled interest or principal payments
•	Amount of principal to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral

•	Recoveries or additional declines in fair value subsequent to the date of the statement of condition
•	The securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual banks within the pooled security

As a result of this evaluation, which takes into account (1) that all payments have been received on a timely basis, and (2) that the Company more likely than not will not be required to sell the security for a sufficient period of time to allow for recovery.   The Company determined that the credit quality of these securities remains adequate to absorb further economic declines and that no other-than-temporary impairment existed with respect to these securities at March 31, 2010.

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

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are as follows:

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$334,345	$3,583	$(293)	$337,635	$352,841	$3,190	$(434)	$355,597
State and municipal	41,220	680	(41)	41,859	41,283	903	(44)	42,142
Mortgage-backed	437,235	9,024	(322)	445,937	449,722	5,767	(1,491)	453,998
Trust preferred	7,821	226	(1,569)	6,478	7,841	180	(1,675)	6,346
Total debt securities	820,621	13,513	(2,225)	831,909	851,687	10,040	(3,644)	858,083
Marketable equity securities	350	-	-	350	350	-	-	350
Total investments available-for-sale	$820,971	$13,513	$(2,225)	$832,259	$852,037	$10,040	$(3,644)	$858,433

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are as follows:

As of March 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$54,692	$293	$-	$293
State and municipal	1	8,298	39	2	41
Mortgage-backed	16	38,958	301	21	322
Trust preferred	3	3,139	-	1,569	1,569
Total	22	$105,087	$633	$1,592	$2,225

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	10	$72,793	$434	$-	$434
State and municipal	5	5,805	40	4	44
Mortgage-backed	30	150,369	1,454	37	1,491
Trust preferred	3	4,366	24	1,651	1,675
Total	48	$233,333	$1,952	$1,692	$3,644

At March 31, 2010, approximately 13% of the bonds carried in the available-for-sale investment portfolio had unrealized losses that were considered temporary in nature.  Approximately 93% were rated AAA,  2% were rated AA and 5% were rated CC. Approximately 97% of the bonds carried in the available-for-sale investment portfolio experiencing losses as of December 31, 2009 were rated AAA, 1% were rated AA, 1% were rated BBB+ and 1% were rated CC.  The increase in the percentage of securities rated CC was the direct result of the decline in total unrealized losses during the period while the balances in these securities remained stable.  The securities representing the unrealized losses in the available-for-sale portfolio as of March 31, 2010 and December 31, 2009 all have modest duration risk (2.18 years in 2010 and  2.93 years in 2009), low credit risk, and minimal loss (approximately 2.07% in 2010 and 1.54% in 2009) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates that have occurred subsequent to the original purchase and are not considered credit related.  These factors coupled with the fact that the Company more likely than not will not be required to sell the security for a sufficient period of time to allow for recovery, which may be maturity, in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2010 and December 31, 2009 by contractual maturity are shown below. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$236,440	$235,951	$215,321	$214,412
Due after one year through five years	529,863	540,930	576,851	583,389
Due after five years through ten years	54,318	55,028	54,508	55,261
Due after ten years	-	-	5,007	5,021
Total debt securities available for sale	$820,621	$831,909	$851,687	$858,083

At March 31, 2010 and December 31, 2009, investments available-for-sale with a book value of $260.1 million and $290.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2010 and December 31, 2009.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are as follows:

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$118,799	$4,894	$(49)	$123,644	$131,996	$5,156	$(1)	$137,151
Mortgage-backed	577	44	-	621	597	39	-	636
Total investments held-to-maturity	$119,376	$4,938	$(49)	$124,265	$132,593	$5,195	$(1)	$137,787

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are as follows:

As of March 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$929	$(49)	$-	$(49)
Total	4	$929	$(49)	$-	$(49)

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,782	$1	$-	$1
Total	4	$1,782	$1	$-	$1

Approximately 1% of the bonds carried in the held-to-maturity investment portfolio had unrealized losses as of March 31, 2010. Approximately 68% of these securities were rated AAA and approximately 32% were rated A. As of December 31, 2009, approximately 22% of such bonds were rated AAA and approximately 78% were rated A-.  The securities representing the unrealized losses in the held-to-maturity portfolio had duration risk of 8.15 years in 2010 compared to 2.74 years in 2009.  These securities have low credit risk and minimal unrealized losses (approximately 4.99% in 2010 and 0.06% in 2009) when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the Company’s intent and ability to hold these investments for a sufficient period of time, which may be maturity, so as to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of debt securities held to maturity at March 31, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$47,329	$48,491	$39,582	$40,165
Due after one year through five years	65,086	68,447	86,077	90,282
Due after five years through ten years	1,732	1,857	1,740	1,863
Due after ten years	5,229	5,470	5,194	5,477
Total debt securities held-to-maturity	$119,376	$124,265	$132,593	$137,787

At March 31, 2010 and December 31, 2009, investments held to maturity with a book value of $103.9 million and $115.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2010 and December 31, 2009.

Equity securities

Other equity securities for the periods indicated are as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Federal Reserve Bank stock	$7,530	$7,531
Federal Home Loan Bank of Atlanta stock	26,726	25,167
Atlantic Central Bank stock	75	75
Total equity securities	$34,331	$32,773

NOTE 3 – LOANS AND LEASES

Major categories for the periods indicated are presented below:

	March 31,	December 31,
(In thousands)	2010	2009
Residential real estate:
Residential mortgages	$460,129	$457,414
Residential construction	83,902	92,283
Commercial loans and leases:
Commercial mortgages	882,040	894,951
Commercial construction	130,064	131,789
Leases	23,474	25,704
Other commercial	279,521	296,220
Consumer	397,527	399,649
Total loans and leases	$2,256,657	$2,298,010

NOTE 4 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the periods indicated is presented below:

	Three Months Ended March 31,
(In thousands)	2010	2009
Balance at beginning of period	$64,559	$50,526
Provision for loan and lease losses	15,025	10,613
Loan and lease charge-offs	(10,255)	(1,425)
Loan and lease recoveries	246	84
Net charge-offs	(10,009)	(1,341)
Balance at end of period	$69,575	$59,798

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.  On March 17, 2010, the Company completed an offering of 7,475,000 common shares at a price of $13.50 per share, before the underwriting discount of $0.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Each share of the issued common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

Management intends to use the net proceeds from the sale of the securities for general corporate purposes which may include financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in, our subsidiaries and repaying, reducing or refinancing indebtedness.

The precise amounts and the timing of the use of the net proceeds will depend upon market conditions, our subsidiaries’ funding requirements, the availability of other funds and other factors. Until the net proceeds from the sale of any of our securities are used for general corporate purposes, the proceeds will be for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance corporate strategies, to fund subsidiaries, to finance acquisitions or otherwise.

NOTE 6 – SHARE BASED COMPENSATION

At March 31, 2010, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,088,764 are available for issuance at March 31, 2010, has a term of ten years, and is administered by a committee of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

During 2010, 37,389 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 104,281 shares of restricted stock were granted, subject to either a five or three year vesting schedule with an equal portion of the shares vesting each year on the grant date anniversary.  The fair values of all of the options granted have been estimated using a binomial option-pricing model.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense related to the awards of stock options and restricted stock grants of $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, no stock options were exercised resulting in no intrinsic value for options exercised during this period.  The total of unrecognized compensation cost related to stock options was approximately $0.5 million as of March 31, 2010.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $2.8 million as of March 31, 2010.  That cost is expected to be recognized over a weighted period of approximately 4.0 years.

A summary of share option activity for the period indicated is reflected in the table below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2010	833,727	$32.56		$185
Granted	37,389	15.00		-
Exercised	-	-		-
Forfeited or expired	(31,319)	34.11		(6)
Balance at March 31, 2010	839,797	$31.72	3.6	$179

Exercisable at March 31, 2010	731,943	$33.80	3.2	-

Weighted average fair value of options
granted during the year		$6.65

A summary of the activity for the Company’s non-vested options and restricted stock for the period indicated is presented below:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2010	123,088	$3.88
Granted	37,389	6.65
Vested	(49,330)	3.98
Forfeited or expired	(3,293)	3.62
Non-vested options at March 31, 2010	107,854	$4.81

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	Of Shares	Fair Value
Restricted stock at January 1, 2010	111,173	$16.64
Granted	104,281	15.00
Vested	(16,722)	12.39
Forfeited or expired	(1,157)	22.92
Restricted stock at March 31, 2010	197,575	$16.10

NOTE 7 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees.  Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. The plan was frozen for new and existing entrants as of December 31, 2007.  All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases will no longer affect the defined benefit provided by the plan, although additional vesting may continue to occur.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company contributes additional amounts as it deems appropriate based on benefits attributed to service prior to the date of the plan freeze. The plan invests primarily in a diversified portfolio of managed fixed income and equity funds.  The Company has not yet determined the amount of its 2010 contribution to the plan.

Net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Interest cost on projected benefit obligation	$381	$355
Expected return on plan assets	(301)	(342)
Recognized net actuarial loss	311	336
Net periodic benefit cost	$391	$349

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  The Company continues to monitor the funding level of the pension plan and may make additional contributions as deemed necessary during 2010.

Plan Assets

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

 Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At March 31, 2010, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets at March 31, 2010 and December 31, 2009 by asset category are as follows:

	At March 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,480	$-	$-	$13,480
Equity Securities:
Common Stocks	7,028	-	-	7,028
American Depositary Receipts	1,498	-	-	1,498
Fixed income securities:
U. S. Government Agencies	-	1,856	-	1,856
Corporate bonds	-	3,125	-	3,125
Other	101	-	-	101
Total pension plan sssets	$22,107	$4,981	$-	$27,088

	At December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,405	$-	$-	$13,405
Equity Securities:
Common Stocks	6,471	-	-	6,471
American Depositary Receipts	1,488	-	-	1,488
Fixed income securities:
U. S. Government Agencies	-	2,269	-	2,269
Corporate bonds	-	3,112	-	3,112
Other	96	-	-	96
Total pension plan sssets	$21,460	$5,381	$-	$26,841

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company match vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in non-interest expenses and totaled $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

Executive Incentive Retirement Plan

Under the new Plan, officers designated by the board of directors may earn a deferred bonus which may be accrued annually based on the Company’s financial performance compared to a selected group of peer banks. No bonus was accrued in 2010 or 2009 due to limitations placed on such incentive plans as a result of the Company’s participation in the Troubled Asset Relief Plan Capital Purchase Program. Benefit costs related to the vesting of benefits under the Plan for years prior to 2009 are included in non-interest expenses for three months ended March 31, 2010 and 2009 totaled $39 thousand and $55 thousand, respectively.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents a summary of per share data and amounts for the period indicated below:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2010	2009
Basic:
Net income	$501	$2,217
Less: Dividends - preferred stock	1,200	1,200
Net income (loss) available to common stockholders	$(699)	$1,017

Basic EPS shares	17,243	16,405

Basic net income	$0.03	$0.14
Basic net income (loss) per common share	(0.04)	0.06

Diluted:
Net income	$501	$2,217
Less: Dividends - preferred stock	1,200	1,200
Net income (loss) available to common stockholders	$(699)	$1,017

Basic EPS shares	17,243	16,405
Dilutive common stock equivalents	-	29
Dilutive EPS shares	17,243	16,434

Diluted net income per share	$0.03	$0.13
Diluted net income (loss) per common share	(0.04)	0.06

Anti-dilutive shares	837	939

NOTE 10 – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available for sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  Below are the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income	$501	$2,217
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	4,689	1,342
Related income tax expense	(1,869)	(535)
Net investment gains reclassified into earnings	203	162
Related income tax expense	(81)	(65)
Net effect on other comprehensive income for the period	2,942	904

Defined benefit pension plan:
Recognition of unrealized gain	311	336
Related income tax expense	(124)	(134)
Net effect on other comprehensive income for the period	187	202
Total other comprehensive income	3,129	1,106
Comprehensive income	$3,630	$3,323

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Defined Benefit Pension Plan	Unrealized Gains on Investments Available-for-Sale	Total
Balance at December 31, 2009	$(6,497)	$3,845	$(2,652)
Period change, net of tax	187	2,942	3,129
Balance at March 31, 2010	$(6,310)	$6,787	$477

(In thousands)	Defined Benefit Pension Plan	Unrealized Gains on Investments Available-for-Sale	Total
Balance at December 31, 2008	$(8,033)	$461	$(7,572)
Period change, net of tax	202	904	1,106
Balance at March 31, 2009	$(7,831)	$1,365	$(6,466)

NOTE 11 – FAIR VALUE

Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities for the periods indicated, that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$8,937	$-	$8,937
Investments available-for-sale	-	829,120	3,139	832,259
Interest rate swap agreements	-	593	-	593

Liabilities
Interest rate swap agreements	$-	$(593)	$-	$(593)

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$12,498	$-	$12,498
Investments available-for-sale	-	855,300	3,133	858,433
Interest rate swap agreements	-	289	-	289

Liabilities
Interest rate swap agreements	$-	$(289)	$-	$(289)

The Company owns $4.7 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies that have exhibited limited trading activity during recent periods.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010 and December 31, 2009.
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

The following table provides unrealized losses included in assets measured in the consolidated balance sheets at fair value on a recurring basis that are still held at March 31, 2010.

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2009	$3,133
Total unrealized gains included in other comprehensive income (loss)	6
Balance at March 31, 2010	$3,139

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$91,132	$91,132	$34,673
Other real estate owned	-	-	6,796	6,796	353
Total	$-	$-	$97,928	$97,928	$35,026

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$92,810	$92,810	$39,241

At March 31, 2010, impaired loans totaling $100.1 million were written down to fair value of $91.1 million as a result of  specific loan loss reserves of $9.0 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $99.5 million were written down to fair value of $92.8 million at December 31, 2009 as a result of specific loan loss reserves of $6.6 million associated with the impaired loans.

Impaired loans are evaluated and valued at fair value at the time the loan is identified as impaired.  Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned is evaluated and valued at the net realizable value which represents the fair value less the cost to sell the property at the time of possession. The value of the property is based on the collateral value of the real estate and is classified at a level 3 in the fair value hierarchy. Appraised and reported values may be reduced further based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the real estate market.    Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 94.2% of the Company's assets and 99.4% of its liabilities at March 31, 2010 and 95.9% of the Company's assets and 99.3% of its liabilities at December 31, 2009.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments are as follows for the periods indicated:

	At March 31, 2010		At December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$197,944	$197,944	$72,294	$72,294
Investments available-for-sale	832,259	832,259	858,433	858,433
Investments held-to-maturity and other equity securities	153,707	158,596	165,366	170,560
Loans, net of allowance	2,187,082	1,933,381	2,233,451	2,022,029
Accrued interest receivable and other assets (2)	90,168	90,168	89,315	89,315

Financial Liabilities
Deposits	$2,653,448	$2,658,907	$2,696,842	$2,702,142
Securities sold under retail repurchase agreements and federal funds purchased	78,416	78,416	89,062	89,092
Advances from FHLB	411,341	440,790	411,584	441,020
Subordinated debentures	35,000	7,985	35,000	8,077
Accrued interest payable and other liabilities (2)	3,589	3,589	3,156	3,156

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined by GAAP are included in other assets and other liabilities.

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

NOTE 12 - SEGMENT REPORTING

The Company operates in four operating segments—Community Banking, Insurance, Leasing and Investment Management.  Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments.  Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing and Investment Management segments were businesses that were acquired in separate transactions where management at the time of acquisition was retained.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K.  However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  The Community Banking segment also includes Sandy Spring Bancorp. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.3 million and $ 0.8 million for the three months ended March 31, 2010 and 2009, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Company, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Company operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Included in insurance expenses for the three months ended March 31, 2010 and 2009, are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.1 million and $0.1 million, respectively.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses.  Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  Major revenue sources include interest income.  Expenses include personnel and support charges

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $729 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows for the periods indicated:

	Three Months Ended March 31, 2010
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$37,046	$2	$440	$1	$(129)	$37,360
Interest expense	9,204	-	126	-	(129)	9,201
Provision for loan and lease losses	15,025	-	-	-	-	15,025
Noninterest income	8,098	2,157	49	1,239	(203)	11,340
Noninterest expenses	23,513	1,105	109	782	(203)	25,306
Income (loss) before income taxes	(2,598)	1,054	254	458	-	(832)
Income tax expense (benefit)	(2,040)	426	102	179	-	(1,333)
Net income (loss)	$(558)	$628	$152	$279	$-	$501

Assets	$3,679,676	$12,646	$23,751	$12,523	$(55,350)	$3,673,246

	Three Months Ended March 31, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$38,321	$2	$642	$2	$(239)	$38,728
Interest expense	13,707	-	235	-	(239)	13,703
Provision for loan and lease losses	10,613	-	-	-	-	10,613
Noninterest income	8,758	2,244	65	1,060	(153)	11,974
Noninterest expenses	21,870	1,434	229	870	(153)	24,250
Income (loss) before income taxes	889	812	243	192	-	2,136
Income tax expense (benefit)	(582)	328	98	75	-	(81)
Net income (loss)	$1,471	$484	$145	$117	$-	$2,217

Assets	$3,526,445	$12,064	$32,100	$14,050	$(65,227)	$3,519,432

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company

The Company is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland.  The Bank operates forty three community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudoun counties in Virginia, together with an insurance subsidiary, equipment leasing company and an investment management company in McLean, Virginia.

The Company offers a broad range of financial services to consumers and businesses in this market area. Through March 31, 2010, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.   A decline in the assets required to be recorded at fair values will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  The following accounting policies comprise those policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

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

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 87% of the total allowance at March 31, 2010 and 89% at December 31, 2009.

The specific allowance is used primarily to establish allowances for impaired credits on an individual basis, and accounted for 13% of the total allowance at March 31, 2010 and 11% at December 31, 2009. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Goodwill

Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. For this testing the company typically works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment.  At March 31, 2010 it was determined that there was no evidence of a triggering event and, accordingly, there was no requirement to test for impairment of goodwill or intangibles.

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

Fair Value

The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities available for sale, residential mortgages held for sale, other real estate owned and commercial loan interest rate swap agreements.  In addition, the Company has elected, at its option, to measure mortgage loans held for sale at fair value. Loans with respect to which it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 10-Fair Value” to the Condensed Consolidated Financial Statements.

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. The plan was frozen for new and existing entrants as of December 31, 2007. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

A.	FINANCIAL CONDITION

The Company's total assets were $3.7 billion at March 31, 2010, increasing $42.8 million or 1% during the first three months of 2010.  Earning assets increased by 2% or $56.5 million in the first three months of the year to $3.4 billion at March 31, 2010.  These increases were due primarily to the proceeds from the Company’s public stock offering during the first quarter, which was somewhat offset by the decline in loans.

Loans and Leases

Total loans and leases, excluding loans held for sale, decreased $41.4 million or 2% during the first three months of 2010 to $2.3 billion. Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, decreased $5.7 million or 1%, to $544.0 million at March 31, 2010.  Residential construction loans declined to $83.9 million in 2010, a decrease of $8.4 million or 9% reflecting greatly reduced demand as a result of the regional economic conditions.  Permanent residential mortgages, most of which are 1-4 family, showed a small increase of $2.7 million or 1% to $460.1 million at March 31, 2010.

Commercial loans and leases decreased by $33.6 million or 2%, to $1.3 billion at March 31, 2010. This decrease was due primarily to loan charge-offs during the year, weak loan demand resulting from weak market conditions in the regional and national economies and the application of conservative underwriting standards by the Company. Included in this category are commercial real estate loans, commercial construction loans, equipment leases and other commercial loans.

The Company's commercial real estate loans consist of owner occupied properties (62%) where an established banking relationship exists or, to a lesser extent, involves investment properties (38%) for warehouse, retail, and office space with a history of occupancy and cash flow.  Commercial mortgages declined $12.9 million or 1% during 2010, to $882.0 million at March 31, 2010.  Commercial construction loans remained essentially level with the prior year end at $130.1 million at March 31, 2010. Combined with the effects of a slowly recovering economy, soft demand and more conservative underwriting, the Company’s acquisition, development and construction loan portfolio has somewhat stabilized during the first quarter of 2010. Other commercial loans decreased $16.7 million or 6% during 2010 to $279.5 million at quarter-end. This decrease was also due primarily to the lower level of loan demand and more conservative underwriting.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium sized businesses.   Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  The leasing portfolio decreased $2.2 million or 9% over the first three months of the year to $23.5 million at March 31, 2010 due in large part to market conditions and their effect on small and medium-sized businesses.

Consumer lending continues to be important to the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines of credit.  The consumer loan portfolio decreased 1% or $2.1 million, to $397.5 million at March 31, 2010.  This decline was driven largely by a decrease of $1.7 million or 4% in installment loans during 2010 to $36.5 million at quarter-end. Home equity lines and loans remained virtually even with the prior year-end at $354.1 million at March 31, 2010.

Table 1– Analysis of Loans and Leases

This table presents the trends in the composition of the loan and lease portfolio for the periods indicated.

	March 31, 2010		December 31, 2009
(In thousands)	Amount	%	Amount	%
Residential real estate:
Residential mortgages	$460,129	20.4%	$457,414	19.9%
Residential construction	83,902	3.7	92,283	4.0
Commercial loans and leases:
Commercial mortgage	882,040	39.1	894,951	39.0
Commercial construction	130,064	5.8	131,789	5.7
Leases	23,474	1.0	25,704	1.1
Other commercial	279,521	12.4	296,220	12.9
Consumer	397,527	17.6	399,649	17.4
Total loans and leases	$2,256,657	100.0%	$2,298,010	100.0%

Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased $37.8 million or 4% to $986.0 million at March 31, 2010, from $1.0 billion at December 31, 2009. This decrease in the investment portfolio was driven primarily by a $43.4 million or 2% decline in deposits.  This decrease in deposits was largely due to redeployment by clients of money market deposits back into the equity markets.

At March 31, 2010 the Company owned a total of $3.1 million of single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined from available market quotations. The Company also owns collateralized debt securities, which total $4.7 million, with a fair value of $3.1 million, which are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities continued to exhibit limited market activity during the quarter.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010 or December 31, 2009.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

•
The pooled trust preferred securities are classified within Level 3 of the fair value hierarchy because the Company has determined that significant adjustments are required to determine fair value at the measurement date.

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

As part of its formal quarterly evaluation of investment securities for the presence of other-than-temporary impairment (“OTTI”), the Company considered a number of factors including:

•	The length of time and the extent to which the fair value has been less than the amortized cost
•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	The ability of the issuer to make scheduled interest or principal payments
•	Amount of principal to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries or additional declines in fair value subsequent to the date of the statement of condition
•	The securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual banks within the pooled securities

As a result of this evaluation, which takes into account (1) that all payments have been received on a timely basis, and (2) that the Company more likely than not will not be required to sell the security for a sufficient period of time to allow for recovery. The Company determined that the credit quality of these securities remains adequate to absorb further economic declines and that no OTTI existed with respect to these securities at March 31, 2010.

Table 2 – Analysis of Securities

The composition of securities for the periods indicated is reflected below:

	March 31,	December 31,
(In thousands)	2010	2009
Available-for-Sale: (1)
U.S. government agencies and corporations	$337,635	$355,597
State and municipal	41,859	42,142
Mortgage-backed (2)	445,937	453,998
Trust preferred	6,478	6,346
Marketable equity securities	350	350
Total available-for-sale	832,259	858,433

Held-to-Maturity and Other Equity
State and municipal	118,799	131,996
Mortgage-backed (2)	577	597
Other equity securities	34,331	32,773
Total held-to-maturity and other equity	153,707	165,366
Total securities	$985,966	$1,023,799

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

Table 3 – Analysis of Deposits

The composition of deposits for the periods indicated is reflected below:

	March 31, 2010		December 31, 2009
(In thousands)	Amount	%	Amount	%
Noninterest-bearing deposits	$560,027	21.1%	$540,578	20.0%
Interest-bearing deposits:
Demand	281,419	10.6	282,045	10.5
Money market savings	884,874	33.4	931,362	34.5
Regular savings	162,046	6.1	157,072	5.8
Time deposits of less than $100,000	408,937	15.4	421,978	15.7
Time deposits of $100,000 or more	356,145	13.4	363,807	13.5
Total interest-bearing deposits	2,093,421	78.9	2,156,264	80.0
Total deposits	$2,653,448	100.0%	$2,696,842	100.0%

Deposits and Borrowings

Total deposits were $2.7 billion at March 31, 2010, decreasing $43.4 million or 2% from $2.7 billion at December 31, 2009.  Balances for non-interest-bearing demand deposits at March 31, 2010, increased $19.5 million or 4% over the previous year-end.  For the same period, interest-bearing deposits declined $62.8 million or 3%, due primarily to a decrease of $22.2 million or 4% in the Company’s Premier money market deposit account. Other money market deposits decreased $24.3 million or 8%. In addition, time deposits decreased $20.7 million or 3%. These decreases were due in large part to single product clients, such as municipalities, who redeployed these funds in search of higher rates or into the equity markets. These decreases were somewhat offset by an increase in regular savings of $5.0 million or 3% compared to December 31, 2009. When deposits are combined with retail repurchase agreements from core customers, the overall decline in customer funding sources totaled 1% over the previous year-end. Total borrowings decreased by $10.9 million or 2% to $489.8 million at March 31, 2010 due mainly to a decline in retail repurchase agreements.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. On March 17, 2010, the Company completed an offering of 7.5 million common shares at a price of $13.50 per share, before the underwriting discount of $0.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Largely as a result of the issuance, stockholders’ equity increased to $471.9 million an increase of 26% or $98.3 million from $373.6 million at December 31, 2009.

Management intends to use the net proceeds from the sale of the securities for general corporate purposes which may include financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in, our subsidiaries and repaying, reducing or refinancing indebtedness. The precise amounts and the timing of the use of the net proceeds will depend upon market conditions, our subsidiaries’ funding requirements, the availability of other funds and other factors. Until the net proceeds from the sale of the securities are deployed, the proceeds will be used for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance corporate strategies, to fund  subsidiaries, to finance acquisitions or otherwise.

External capital formation, resulting from the Company’s common recent stock offering together with exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $95.7 million during the first quarter of 2010.

Stockholders’ equity was also affected by an increase of $3.1 million, net of tax, in accumulated other comprehensive income from December 31, 2009 to March 31, 2010. The ratio of average equity to average assets was 10.78% at March 31, 2010 as compared to 10.94% at December 31, 2009.

Regulatory Capital

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized in the table on the following page.

Table 4 – Risk-Based Capital Ratios

	Ratios at		Minimum	Considered to
	March 31,	December 31,	Regulatory	be "Well Capitalized"
	2010	2009	Requirements	Ratio
Total Capital to risk-weighted assets	17.04%	13.27%	8.00%	10.00%

Tier 1 Capital to risk-weighted assets	15.77%	12.01%	4.00%	6.00%

Tier 1 Leverage	12.01%	9.09%	3.00%	5.00%

Tier 1 capital of $421.2 million and total qualifying capital of $455.0 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, Tier 1 capital included $83.1 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above. Lastly, both Tier 1 and total qualifying capital include the proceeds of the Company’s common stock offering of $95.6 million which was completed in March, 2010. Should the Company elect to use the proceeds of this offering to repurchase the TARP Series A Preferred Stock, these ratios would decrease. As of March 31, 2010, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Tangible Common Equity

Tangible equity and tangible assets are non-GAAP financial measures calculated using GAAP amounts.  We calculate tangible equity by excluding the balance of goodwill and other intangible assets from our calculation of stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from our calculation of total assets.  Management believes that this non-GAAP financial measure provides an important benchmark that is useful to investors in understanding and assessing the financial condition of the Company.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets is provided below.

Table 5 – Tangible Common Equity Ratio – Non-GAAP

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Tangible common equity ratio:
Total stockholders' equity	$471,857	$373,586
Accumulated other comprehensive income (loss)	(477)	2,652
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(8,042)	(8,537)
Preferred stock	(80,257)	(80,095)
Tangible common equity	$306,265	$210,790

Total assets	$3,673,246	$3,630,478
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(8,042)	(8,537)
Tangible assets	$3,588,388	$3,545,125

Tangible common equity ratio	8.53%	5.95%

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

Recent economic conditions have had a broad based impact on the Company’s loan portfolio as a whole.  While current economic data has shown that the Mid-Atlantic region is outperforming most other markets in the nation, the Company is dealing with the impact from the economic pressures that are being experienced by its borrowers, especially in the construction lending portfolios.  As unemployment has risen and collateral values have declined, the construction segments of the loan portfolio have seen a significant rise in non-performing loans as builders experience declining home sales.  While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the Baltimore metropolitan area, the D.C. suburbs and Northern Virginia have mitigated some of the risks in the portfolio, weakened local economic conditions and non-performing loan levels may continue to be influenced by uncertain future conditions.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with a robust in-house administration accompanied by strong oversight procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits.  As part of the oversight process the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses in that portfolio.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) the general formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of the Company’s 2009 Form 10-K.  The amount of the allowance is reviewed and approved quarterly by the Credit Risk Committee of the board of directors.

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

General allowances are also established by application of credit risk factors to other internally risk rated loans, consumer and residential loans and commercial leases having reached nonaccrual or 90-day past due status. Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category.  Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio within a risk category when management becomes aware that losses incurred may exceed those determined by application of the risk factor alone.

The specific allowance is used to calculate an allowance for impaired loans where significant conditions or circumstances indicate that a loss may be imminent.  Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  Then a specific allowance is established based on the Company’s calculation of the potential loss imbedded in the individual loan.  Loans with specific allowances do not receive an additional allocation of the general reserve.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Provisions amounted to $15.0 million for the three months ended March 31, 2010 as compared to $10.6 million for the three months ended March 31, 2009. Net charge-offs for the same periods in 2010 and 2009 were $10.0 million and $1.3 million, respectively.  This resulted in a ratio of  annualized net charge-offs to average loans and leases of 1.78% for the first quarter of 2010 as compared to 0.22% for the first quarter of 2009.  At March 31, 2010, the allowance for loan and lease losses was $69.6 million, or 3.08% of total loans and leases, compared to $64.6 million, or 2.81% of total loans and leases, at December 31, 2009.

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

During 2010, there were no major changes in estimation methods that affected the allowance methodology from the prior year.   Variations can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at March 31, 2010 or year-end 2009.

At March 31, 2010, total non-performing loans and leases were $136.5 million, or 6.05% of total loans and leases, compared to $133.7 million, or 5.82% of total loans and leases, at December 31, 2009.  The increase in non-performing loans and leases was due primarily to an increase of $5.4 million in residential mortgage loans that were 90 days or more delinquent. This increase was somewhat offset by a decrease of $2.9 million in restructured loans. Management believes that the increase in delinquent residential mortgage loans is due to the current high unemployment rate together with the depressed condition of the real estate market. This can be viewed as a somewhat natural trend as individual homeowners struggle to make mortgage payments in the face of current unemployment rates and depressed property values. The Company has put into place a strong and timely process to either quickly remediate such delinquencies with the respective borrowers or sell the related collateral prior to foreclosure, thus accomplishing a timely resolution and minimizing losses on such loans. The allowance represented 51% of non-performing loans and leases at March 31, 2010 and 48% at December 31, 2009.  This increase in the coverage ratio is the direct result of a somewhat stabilized level of non-performing loans together with an increased allowance.  The growth in the allowance was necessary due to the valuations of the underlying collateral values on the non-performing loans. Analysis of the actual loss history on the problem credits in 2009 and for the first quarter of 2010 provided an indication that the coverage of the inherent losses on the problem credits was adequate.

The balance of impaired loans was $100.1 million at March 31, 2010, with reserves of $9.0 million against those loans, compared to $99.5 million at December 31, 2009, with reserves of $6.6 million. The increase in specific reserves compared to balances of impaired loans is primarily the result of the decline in the estimated market value of collateral securing certain commercial credits.  The $9.0 million indicates the remaining collateral shortfall anticipated, based on the current status of the borrowers, of the $100.0 million in impaired loans.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at March 31, 2010, compared to 74% at December 31, 2009.  Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Table 6 – Summary of Loan and Lease Loss Experience

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2010	December 31, 2009
Balance, January 1	$64,559	$50,526
Provision for loan and lease losses	15,025	76,762
Loan charge-offs:
Residential real estate	(1,084)	(4,847)
Commercial loans and leases	(8,007)	(57,099)
Consumer	(1,164)	(1,575)
Total charge-offs	(10,255)	(63,521)
Loan recoveries:
Residential real estate	1	41
Commercial loans and leases	152	641
Consumer	93	110
Total recoveries	246	792
Net charge-offs	(10,009)	(62,729)
Balance, period end	$69,575	$64,559

Net charge-offs to average loans and leases	1.78%	2.61%
Allowance to total loans and leases	3.08%	2.81%

Table 7 – Analysis of Credit Risk

(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans and leases
Residential real estate	$8,524	$9,520
Commercial loans and leases	101,591	100,894
Consumer	604	766
Total non-accrual loans and leases	110,719	111,180

Loans and leases 90 days past due
Residential real estate	20,245	14,887
Commercial loans and leases	3,992	3,321
Consumer	848	793
Total 90 days past due loans and leases	25,085	19,001

Restructured loans and leases	682	3,549
Total non-performing loans and leases	136,486	133,730
Other real estate owned, net	6,796	7,464
Total non-performing assets	$143,282	$141,194

Non-performing loans to total loans and leases	6.05%	5.82%
Non-performing assets to total assets	3.90%	3.89%
Allowance for loan and leases to
non-performing loans and leases	50.98%	48.28%

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes or demand for loan, lease, and deposit products.

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

Table 8 - Estimated Changes in Net Interest Income

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	25.00%	20.00%	17.50%	12.50%	12.50%	17.50%	20.00%	25.00%
March 31, 2010	(2.00)%	0.98%	1.40%	1.20%	N/A	N/A	N/A	N/A
December 31, 2009	(15.27)%	(9.52)%	(5.03)%	(1.71)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk decreased from December 31, 2009 at all interest rate shock levels.  All measures remained well within prescribed policy limits.

The risk position decreased significantly in the rising rate scenarios due to an increase in interest-bearing deposits with banks which resulted from the proceeds from the Company’s recent common stock offering. This caused an increase in the Company’s asset sensitivity which would produce an increase in net interest income in a rising rate environment.

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

Table 9 - Estimated Changes in Economic Value of Equity (EVE)

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	40.00%	30.00%	22.50%	10.00%	12.50%	22.50%	30.00%	40.00%
March 31, 2010	(12.33)%	(6.95)%	(3.93)%	(1.14)%	N/A	N/A	N/A	N/A
December 31, 2009	(23.29)%	(12.78)%	(7.43)%	(2.29)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (EVE) at risk decreased over year-end 2009 in all interest rate shock levels. The economic value of equity exposure at +200 bp is now -3.93% compared to -7.43% at year-end 2009, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

The increase in EVE is due primarily to an increase in the projected duration with respect to noninterest-bearing deposit accounts. This longer duration has produced an increase in the estimated core deposit premium.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2010.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 68% of total earning assets at March 31, 2010. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2010, show short-term investments exceeding short-term borrowings by $53.9 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $489.2 million was available for borrowing based on pledged collateral, with $411.3 million borrowed against it as of March 31, 2010. The line of credit at the Federal Reserve totaled $272.8 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2010.   Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $40.0 million at March 31, 2010, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of March 31, 2010. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2010.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders, dividends on its preferred stock, and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2010, Bancorp had liquid assets of $97.3 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.  Commitments to extend credit in the form of consumer, commercial real estate and business at March 31, 2010 were as follows:

Table 10 – Commitments to Extend Credit

	March 31,	December 31,
(In thousands)	2010	2009
Commercial	$48,661	$47,541
Real estate-development and construction	52,156	51,288
Real estate-residential mortgage	18,008	18,416
Lines of credit, principally home equity and business lines	594,841	587,174
Standby letters of credit	64,680	65,242
Total Commitments to extend credit and available credit lines	$778,346	$769,661

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

B. RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Overview

The net loss available to common stockholders for the first quarter of 2010 totaled $0.7 million (($0.04) per diluted share) compared to net income available to common stockholders of $1.0 million ($0.06 per diluted share) for the first quarter of 2009. These results reflect the following events:

•
A 13% increase in net interest income as the net interest margin increased to 3.56% in 2010 from 3.39% in 2009.  A decrease in funding costs due to the decline in rates paid on deposits and borrowings, combined with an increased level of interest-earning assets exceeded the effect of higher levels of non-performing assets in the first quarter of 2010 as compared to the first quarter of 2009.

•
An increase in the provision for loan and lease losses to $15.0 million in 2010 from $10.6 million in 2009 due mainly to higher charge-offs, increases in internal risk rating downgrades and specific reserves on a higher level of non-performing loans primarily in the residential real estate development and residential mortgage portfolios.

•
A decrease of 5% in non-interest income compared to the prior year period due to declines in gains on sales of mortgage loans, service charges on deposit accounts and other non-interest income. These decreases were somewhat offset by increases in trust and investment management fees and Visa check charges.

•	An increase of 4% in non-interest expenses compared to the prior year due primarily to increases in FDIC insurance premiums, outside data services and other non-interest expenses.

The national and regional economies continued to reflect recessionary pressures during the first quarter of 2010. While the regional economy in which the Company operates, has begun to stabilize with respect to the real estate market and unemployment, these forces continue to present challenges to the Company. During the past year the Bank added experienced staff and developed more sophisticated reporting tools in order to enhance its ability to identify early and aggressively manage resolution of its problem credits. This has enabled the Bank to minimize losses on such loans. At March 31, 2010, nonperforming assets totaled $143.3 million compared to $125.8 million at March 31, 2009. This increase was due primarily to conditions in the residential real estate development portfolio and an increase in 90 day delinquent loans in the residential mortgage portfolio. The Bank has worked to quickly and aggressively address developing trends in these loan portfolios with the goal of minimizing the resulting losses.

The net interest margin increased to 3.56% in 2010 compared to 3.39% in 2009 as market rates have continued at low levels. The loan portfolio decreased due to weak customer demand and the Bank’s application of conservative underwriting standards. This effect was more than offset by effective management of the interest rates paid on deposits.

Lastly, but as important, is capital adequacy. Despite the challenges discussed above, the Company has remained above all “well-capitalized” regulatory requirement levels.   The Company completed a common stock offering in the first quarter of 2010 which resulted in net proceeds of $95.6 million.  This capital infusion will temporarily increase the Company’s regulatory capital ratios until a decision is made as to how to best utilize these funds.

Table11 – Consolidated Average Balances, Yields and Rates

	Three Months Ended March 31,
	2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$462,803	$6,479	5.60%	$481,721	$7,185	5.97%
Residential construction loans	89,732	1,094	4.94	176,811	2,372	5.44
Commercial mortgage loans	891,722	13,232	6.02	854,402	13,266	6.30
Commercial construction loans	131,265	821	2.54	224,229	1,821	3.29
Commercial loans and leases	317,492	4,002	5.10	359,820	4,845	5.45
Consumer loans	398,233	3,827	3.90	408,843	4,024	3.99
Total loans and leases (2)	2,291,247	29,455	5.20	2,505,826	33,513	5.41
Taxable securities	802,150	6,221	3.10	369,009	3,335	3.61
Tax-exempt securities (4)	168,531	2,657	6.82	167,972	2,841	7.21
Interest-bearing deposits with banks	54,416	34	0.26	71,571	46	0.26
Federal funds sold	1,726	1	0.14	3,212	2	0.24
Total interest-earning assets	3,318,070	38,368	4.69	3,117,590	39,737	5.17

Less: allowance for loan and lease losses	(67,195)			(53,416)
Cash and due from banks	45,036			47,024
Premises and equipment, net	49,344			51,408
Other assets	246,531			213,109
Total assets	$3,591,786			$3,375,715

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$274,122	84	0.12%	$242,799	121	0.20%
Regular savings deposits	157,997	36	0.09	147,537	55	0.15
Money market savings deposits	909,597	1,573	0.70	713,295	2,416	1.37
Time deposits	774,824	3,597	1.88	851,479	6,862	3.27
Total interest-bearing deposits	2,116,540	5,290	1.01	1,955,110	9,454	1.96
Other borrowings	90,179	72	0.33	69,213	62	0.36
Advances from FHLB	411,468	3,620	3.57	412,439	3,631	3.57
Subordinated debentures	35,000	219	2.50	35,000	556	6.35
Total interest-bearing liabilities	2,653,187	9,201	1.41	2,471,762	13,703	2.25

Noninterest-bearing demand deposits	524,313			476,361
Other liabilities	27,187			35,917
Stockholders' equity	387,099			391,675
Total liabilities and stockholders' equity	$3,591,786			$3,375,715

Net interest income and spread		$29,167	3.28%		$26,034	2.92%
Less: tax-equivalent adjustment		1,008			1,009
Net interest income		$28,159			$25,025

Interest income/earning assets			4.69%			5.17%
Interest expense/earning assets			1.13			1.78
Net interest margin			3.56%			3.39%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2010 and  2009. The annualized taxable-equivalent adjustments utilized inthe above table to compute yields aggregated to $1.0 million and $1.0 million in 2010 and 2009, respectively.

(2)	Non-accrual loans are included in the average balances.
(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(4)	Includes only investments that are exempt from federal taxes.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.

Net interest income for the three months ended March 31, 2010 was $28.2 million compared to $25.0 million for the three months ended March 31, 2009, an increase of $3.2 million or 13%.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

Table 11 provides an analysis of net interest income performance that reflects an increase in the net interest margin for the first quarter of 2010 of 17 basis points, or 5% when compared to the first quarter of 2009.  Average interest-earning assets increased by 6% from 2009 to 2010.  Table 12 shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The increase in tax-equivalent net interest margin in 2010 was the combined result of a decrease in interest expense due to declining rates on deposits resulting from a combination of rate management and current market conditions and the stabilization of the impact of non-accrual loans on interest income on loans. These lower deposit costs were somewhat offset by lower rates on average interest-earning assets due to the decrease in loans and comparatively lower yields on a higher balance of investment securities. Average noninterest-bearing deposits increased $48 million or 10% in 2010 while the percentage of noninterest-bearing deposits to total deposits remained even at approximately 20% for both the first quarter of 2010 and 2009.

Table 12– Effect of Volume and Rate Changes on Net Interest Income

	2010 vs. 2009			2009 vs. 2008
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(4,058)	$(2,792)	$(1,266)	$(5,052)	$2,721	$(7,773)
Securities	2,702	4,233	(1,531)	7	1,339	(1,332)
Other earning assets	(13)	(12)	(1)	(280)	144	(424)
Total interest income	(1,369)	1,429	(2,798)	(5,325)	4,204	(9,529)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(37)	14	(51)	(50)	1	(51)
Regular savings deposits	(19)	4	(23)	(65)	(4)	(61)
Money market savings deposits	(843)	548	(1,391)	(2,251)	27	(2,278)
Time deposits	(3,265)	(572)	(2,693)	(1,201)	1,011	(2,212)
Total borrowings	(338)	158	(496)	(73)	450	(523)
Total interest expense	(4,502)	152	(4,654)	(3,640)	1,485	(5,125)
Net interest income	$3,133	$1,277	$1,856	$(1,685)	$2,719	$(4,404)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and ratevariances based on their respective relative amounts.

Interest Income

The Company's interest income, excluding the adjustment for tax-equivalent income, decreased by $1.4 million or 4% for the first quarter of 2010, compared to the first quarter of 2009. On a tax-equivalent basis, the interest income decreased 3% compared to the prior year period. Table 12 shows that, in 2010, the decrease in interest income resulted primarily from a decline in earning asset yields which was substantially offset by growth in average interest-earning assets.

During the first quarter of 2010, average loans and leases, had a yield of 5.20% versus 5.41% for the prior year period and declined $215 million or 9%. Average residential real estate loans decreased 16% due mainly to a 49% decrease in average residential construction loans while average total commercial loans and leases decreased 7% due largely to a 41% decrease in commercial construction loans. Average consumer loans decreased 3% due to a decline in average installment loans.  During the first quarter of 2010, average loans and leases comprised 69% of average earning assets, compared to 80% for the first quarter of 2009.  Average total securities, yielding 3.75% for the first three months of 2010 versus 4.74% in the prior year quarter, increased 81% to $970.7 million.  Average tax-exempt securities remained virtually level compared to 2009.  Average total securities comprised 29% of average earning assets in the first quarter of 2010, compared to 17% in the first quarter of 2009. This growth in investment securities compared to the prior year first quarter was due mainly to the growth in deposits during 2009 resulting from the Company’s strategy to grow market share and the decline in loans due to soft loan demand, higher charge-offs and more conservative underwriting standards at the Company.

Interest Expense

Interest expense decreased by 33% or $4.5 million in the first quarter of 2010, compared to the first quarter of 2009, primarily as a result of an 84 basis point decrease in the average rate paid on deposits and borrowings which decreased to 1.41% from 2.25%.

Deposit activity during the first quarter of 2010 has continued to be driven primarily by a very challenging, although slowly recovering economy. In 2009 the Company was successful in growing its deposit market share with the introduction of its Premier money market deposit account which included extremely competitive introductory rates. This product was largely responsible for the 8% increase in average interest-bearing deposits in the first quarter of 2010 compared to the first quarter of 2009. As these deposits have matured, the Company has worked to retain such deposits at lower, although competitive, rates. This effort is reflected in the decrease in average rates on money market deposits from 1.37% in the first quarter of 2009 to 0.70% in the first quarter of 2010. Due largely to continued competition in the deposit marketplace and a recovering stock market, the Company has seen a 9% decline in the average balances of certificates of deposit accounts in the current year first quarter compared to the prior year period.

Table 13 – Non-interest income

			2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Securities gains	$203	$162	$41	25.3%
Service charges on deposit accounts	2,626	2,863	(237)	(8.3)
Gains on sales of mortgage loans	609	1,022	(413)	(40.4)
Fees on sales of investment products	741	700	41	5.9
Trust and investment management fees	2,449	2,287	162	7.1
Insurance agency commissions	1,989	2,050	(61)	(3.0)
Income from bank owned life insurance	693	711	(18)	(2.5)
Visa check fees	740	638	102	16.0
Other income	1,290	1,541	(251)	(16.3)
Total non-interest income	$11,340	$11,974	$(634)	(5.3)

Non-interest Income

Total non-interest income was $11.3 million for the three month period ended March 31, 2010, a $0.6 million or 5% decrease from the same period from 2009. The decrease in non-interest income for the first three months of 2010 was due primarily to other non-interest income which declined $0.3 million or 16% compared to the first three months of 2009. This decrease resulted from lower accrued gains on mortgage commitments which was somewhat offset by higher mark-to-market adjustments on commercial loan swaps. In addition, gains on sales of mortgage loans decreased $0.4 million or 40% due to lower mortgage origination volumes. Service charges on deposit accounts declined $0.2 million or 8% due to lower overdraft fees. Insurance agency commissions decreased $0.1 million or 3% due to lower contingency fees. Trust and investment management fees increased $0.2 million or 7% due to growth in assets under management while Visa check charges increased $0.1 million or 16% due to higher volumes of electronic transactions. Fees on investment sales and income from bank owned life insurance remained virtually level for the first quarter of 2010 compared to the first quarter of 2009.

Table 14 – Non-interest Expense

			2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$13,371	$13,204	$167	1.3%
Occupancy expense of premises	3,090	2,775	315	11.4
Equipment expenses	1,214	1,514	(300)	(19.8)
Marketing	516	420	96	22.9
Outside data services	1,123	806	317	39.3
FDIC insurance	1,141	959	182	19.0
Amortization of intangible assets	496	1,055	(559)	(53.0)
Other expenses	4,355	3,517	838	23.8
Total non-interest expense	$25,306	$24,250	$1,056	4.4

Non-interest Expense

Non-interest expenses totaled $25.3 million for the three month period ended March 31, 2010, a $1.0 million or 4% increase over the same period in 2009.  Outside data services increased $0.3 million or 39% compared to the prior year period due primarily to costs associated with the issuance of new Visa debit cards. FDIC insurance expense increased $0.2 million or 19% due to higher deposit balances and increased assessment rates. Other non-interest expenses increased $0.8 million or 24% over the first quarter of 2009 due primarily to higher mark-to-market adjustments related to commercial loan swaps and valuation adjustments on other real estate owned while marketing expenses increased $0.1 million or 23% due to higher advertising costs. Occupancy expenses increased $0.3 million or 11% due to increased grounds maintenance and rent expenses. Salaries and employee benefits expenses remained relatively flat for the quarter compared to the prior year quarter. Intangibles amortization declined $0.6 million or 53% due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009. Equipment expenses decreased $0.3 million or 20% compared to the prior year period due to lower depreciation and service and rental expenses for equipment.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income (see Table 11), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled in Table 15.  As shown in Table 15, the GAAP efficiency ratio decreased in the first quarter of 2010 as compared to the first quarter of 2009 while the non-GAAP efficiency ratio increased slightly. This was due mainly to the decrease in intangibles amortization compared to the prior year quarter.

Table 15 – GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
GAAP efficiency ratio:
Non-interest expenses	$25,306	$24,250
Net interest income plus non-interest income	39,499	36,999

Efficiency ratio–GAAP	64.07%	65.54%

Non-GAAP efficiency ratio:
Non-interest expenses	$25,306	$24,250
Less non-GAAP adjustment:
Amortization of intangible assets	496	1,055
Non-interest expenses as adjusted	$24,810	$23,195

Net interest income plus non-interest income	$39,499	$36,999
Plus non-GAAP adjustment:
Tax-equivalent income	1,008	1,009
Less non-GAAP adjustments:
Securities gains (losses)	203	162
Net interest income plus non-interest income - as adjusted	$40,304	$37,846

Efficiency ratio–Non-GAAP	61.56%	61.29%

Income Taxes

The Company had an income tax benefit of $1.3 million for the three months ended March 31, 2010, compared with an income tax benefit of $0.1 million for the three months ended March 31, 2009. The resulting effective tax rates were 160% and 4% for the three months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate for the first quarter of 2010 compared to the first quarter of 2009 was caused by the loss in 2010 and the impact of tax-advantaged income on the income before taxes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2009.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors as disclosed in the 2009 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased in 2009 or 2010.  As a result of participating in the Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, until December 31, 2011, the Company may not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department.

Item 3. DEFAULTS UPON SENIOR SECURITIES – NONE

Item 4. [RESERVED]

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

Date: May 10, 2010

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 10, 2010