Form 10-Q
period 2010-06-30
SANDY SPRING BANCORP INC
filed 2010-08-09
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of outstanding shares of common stock outstanding as of August 6, 2010.

 Common stock, $1.00 par value – 24,001,806 shares

SANDY SPRING BANCORP, INC.

TABLE OF CONTENTS

2

Forward-Looking Statements

This Quarterly Report Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”   Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

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

PART I – FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$43,208	$49,430
Federal funds sold	1,602	1,863
Interest-bearing deposits with banks	139,358	8,503
Cash and cash equivalents	184,168	59,796
Residential mortgage loans held for sale (at fair value)	15,398	12,498
Investments available-for-sale (at fair value)	915,719	858,433
Investments held-to-maturity — fair value of $117,342 and $137,787 at June 30, 2010 and December 31, 2009, respectively	112,491	132,593
Other equity securities	34,331	32,773
Total loans and leases	2,218,832	2,298,010
Less: allowance for loan and lease losses	(71,377)	(64,559)
Net loans and leases	2,147,455	2,233,451
Premises and equipment, net	48,592	49,606
Other real estate owned	8,730	7,464
Accrued interest receivable	13,521	13,653
Goodwill	76,816	76,816
Other intangible assets, net	7,546	8,537
Other assets	136,383	144,858
Total assets	$3,701,150	$3,630,478

Liabilities
Noninterest-bearing deposits	$593,007	$540,578
Interest-bearing deposits	2,066,949	2,156,264
Total deposits	2,659,956	2,696,842
Securites sold under retail repurchase agreements and federal funds purchased	86,062	89,062
Advances from FHLB	409,434	411,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	27,017	24,404
Total liabilities	3,217,469	3,256,892

Stockholders' Equity
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares authorized, issued and outstanding 83,094, net of discount of $2,674 and $2,999 at June 30, 2010 and December 31, 2009, respectively	80,420	80,095
Common stock — par value $1.00; shares authorized 49,916,906; shares issued and outstanding 23,998,950 and 16,487,852 at June 30, 2010 and December 31, 2009, respectively	23,999	16,488
Warrants	3,699	3,699
Additional paid in capital	176,167	87,334
Retained earnings	192,571	188,622
Accumulated other comprehensive income (loss)	6,825	(2,652)
Total stockholders' equity	483,681	373,586
Total liabilities and stockholders' equity	$3,701,150	$3,630,478

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) - UNAUDITED
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$29,284	$32,066	$58,658	$65,299
Interest on loans held for sale	92	253	173	533
Interest on deposits with banks	63	43	97	89
Interest and dividends on securities:
Taxable	6,298	4,531	12,304	7,726
Exempt from federal income taxes	1,771	1,774	3,635	3,746
Interest on federal funds sold	-	1	1	3
Total interest income	37,508	38,668	74,868	77,396
Interest Expense:
Interest on deposits	4,568	9,921	9,858	19,375
Interest on retail repurchase agreements and federal funds purchased	65	76	137	138
Interest on advances from FHLB	3,653	3,668	7,273	7,299
Interest on subordinated debt	226	555	445	1,111
Total interest expense	8,512	14,220	17,713	27,923
Net interest income	28,996	24,448	57,155	49,473
Provision for loan and lease losses	6,107	10,615	21,132	21,228
Net interest income after provision for loan and lease losses	22,889	13,833	36,023	28,245
Non-interest Income:
Investment securities gains	95	30	298	192
Total other-than-temporary impairment ("OTTI") losses	(834)	-	(834)	-
Portion of OTTI losses recognized in other comprehensive income, before taxes	745	-	745	-
Net OTTI recognized in earnings	(89)	-	(89)	-
Service charges on deposit accounts	2,791	2,851	5,417	5,714
Gains on sales of mortgage loans	1,020	786	1,629	1,808
Fees on sales of investment products	941	622	1,682	1,322
Trust and investment management fees	2,534	2,370	4,983	4,657
Insurance agency commissions	928	1,040	2,917	3,090
Income from bank owned life insurance	703	725	1,396	1,436
Visa check fees	855	748	1,595	1,386
Other income	2,091	1,858	3,381	3,399
Total non-interest income	11,869	11,030	23,209	23,004
Non-interest Expenses:
Salaries and employee benefits	14,181	13,704	27,552	26,908
Occupancy expense of premises	2,709	2,548	5,799	5,323
Equipment expenses	1,304	1,374	2,518	2,888
Marketing	573	485	1,089	905
Outside data services	918	961	2,041	1,767
FDIC insurance	1,186	2,790	2,327	3,749
Amortization of intangible assets	496	1,047	992	2,102
Other expenses	4,586	3,949	8,941	7,466
Total non-interest expenses	25,953	26,858	51,259	51,108
Income (loss) before income taxes	8,805	(1,995)	7,973	141
Income tax expense (benefit)	2,546	(1,715)	1,213	(1,796)
Net income (loss)	6,259	(280)	6,760	1,937
Preferred stock dividends and discount accretion	1,203	1,202	2,403	2,402
Net income (loss) available to common stockholders	$5,056	$(1,482)	$4,357	$(465)

Net Income (Loss) Per Share Amounts:
Basic net income (loss) per share	$0.26	$(0.02)	$0.33	$0.12
Basic net income (loss) per common share	0.21	(0.09)	0.21	(0.03)
Diluted net income (loss) per share	$0.26	$(0.02)	$0.33	$0.12
Diluted net income (loss) per common share	0.21	(0.09)	0.21	(0.03)
Dividends declared per common share	$0.01	$0.12	$0.02	$0.24

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Operating activities:
Net income	$6,760	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,929	5,121
Net OTTI recognized in earnings	89	-
Provision for loan and lease losses	21,132	21,228
Share based compensation expense	483	527
Deferred income tax benefit	(3,188)	(3,833)
Origination of loans held for sale	(88,049)	(227,197)
Proceeds from sales of loans held for sale	86,284	226,093
Gains on sales of loans held for sale	(1,135)	(1,999)
Securities gains	(298)	(192)
Gains on sales of premises and equipment	(69)	-
Net decrease (increase) in accrued interest receivable	132	(1,197)
Net decrease (increase) in other assets	4,505	(3,396)
Net increase (decrease) in accrued expenses and other liabilities	2,613	(4,238)
Other – net	2,898	1,414
Net cash provided by operating activities	36,086	14,268
Investing activities:
Purchases of other equity securities	(1,558)	(2,978)
Purchases of investments available-for-sale	(349,722)	(513,343)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	20,233	25,819
Proceeds from maturities, calls and principal payments of investments available-for-sale	305,819	109,841
Net decrease in loans and leases	60,563	83,767
Proceeds from the sales of other real estate owned	2,738	104
Contingent consideration payout	-	(2,308)
Expenditures for premises and equipment	(1,126)	(1,503)
Net cash provided (used) in investing activities	36,947	(300,601)
Financing activities:
Net (decrease) increase in deposits	(36,886)	285,229
Net (decrease) increase in retail repurchase agreements and federal funds purchased	(3,000)	75,389
Repayment of advances from FHLB	(2,150)	(52,150)
Common stock issued pursuant to West Financial Services acquisition	-	628
Proceeds from issuance of common stock	95,861	304
Dividends paid	(2,486)	(5,812)
Net cash provided by financing activities	51,339	303,588
Net increase in cash and cash equivalents	124,372	17,255
Cash and cash equivalents at beginning of period	59,796	105,229
Cash and cash equivalents at end of period	$184,168	$122,484

Supplemental Disclosures:
Interest payments	$18,002	$28,092
Income tax payments	181	3,900
Transfers from loans to other real estate owned	4,301	4,053

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	6,760	-	6,760
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	9,157	9,157
Change in funded status of defined benefit pension	-	-	-	-	-	320	320
Total Comprehensive Income							16,237
Common stock dividends - $0.01 per share	-	-	-	-	(409)	-	(409)
Preferred stock dividends - $25.00 per share	-	-	-	-	(2,077)	-	(2,077)
Stock compensation expense	-	-	-	483	-	-	483
Discount accretion	325	-	-	-	(325)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 2,216 shares	-	2	-	30	-	-	32
Employee stock purchase plan - 17,898 shares	-	18	-	186	-	-	204
Restricted stock - 12,135 shares	-	12	-	(78)	-	-	(66)
Director stock purchase plan - 3,709 shares	-	4	-	51	-	-	55
DRIP plan - 140 shares	-	-	-	2	-	-	2
Balances at June 30, 2010	$80,420	$23,999	$3,699	$176,167	$192,571	$6,825	$483,681

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net income	-	-	-	-	1,937	-	1,937
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	1,638	1,638
Change in funded status of defined benefit pension	-	-	-	-	-	408	408
Total Comprehensive Income							3,983
Common stock dividends - $0.24 per share	-	-	-	-	(3,965)	-	(3,965)
Preferred stock dividends - $25.00 per share	-	-	-	-	(2,077)	-	(2,077)
Stock compensation expense	-	-	-	527	-	-	527
Discount accretion	325	-	-	-	(325)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of
West Financial - 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan - 20,562 shares	-	20	-	222	-	-	242
Director stock purchase plan - 2,988 shares	-	3	-	37	-	-	40
Restricted stock - 5,441 shares	-	5	-	(5)	-	-	-
DRIP plan - 1,744 shares	-	2	-	20	-	-	22
Balances at June 30, 2009	$79,765	$16,461	$3,699	$86,883	$209,980	$(5,526)	$391,262

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Through its subsidiary bank, Sandy Spring Bancorp (“the Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (“the Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation. The Equipment Leasing Company provides leasing for primarily technology-based equipment for retail businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and accompanying notes included in Sandy Spring Bancorp's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report on Form 10-K.

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

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, potential impairment  of goodwill or intangibles, estimates with respect to other-than-temporary impairment involving investment securities, non-accrual loans, other real estate owned, prepayment rates, share-based payment, litigation, income taxes and projections of pension expense and the related liability.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with an original maturity of three months or less).

Adopted Accounting Pronouncements

The Company applies the guidance for the Financial Accounting Standards Board (“FASB”) Accounting Standards Topic (“ASC”) regarding disclosure requirements that apply to transfers that occur both before and after November 15, 2009.  This guidance changes the de-recognition guidance for transferors of financial assets, including entities that sponsor securitizations. In addition existing qualifying special-purpose entities (“QSPE”) must be evaluated for consolidation by the reporting entity. The concept of QSPE is eliminated and transferors are required to evaluate transfers to such entities. The guidance also introduces the concept of a participating interest. A participating interest is defined as a proportionate ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

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

NOTE 2 – INVESTMENTS
Portfolio quality discussion
At June 30, 2010, any unrealized losses associated with AAA-rated U.S. Government Agencies are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The municipal securities portfolio segment is not experiencing any significant credit problems at June 30, 2010 and the Company believes it will receive all contractual cash flows due on this portfolio.  The mortgage-backed securities portfolio at June 30, 2010 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($203.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($240.6 million).  Any associated unrealized losses are caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity

At June 30, 2010, the Company owned a total of $3.0 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined using broker quotations. The Company also owns pooled trust preferred securities, which total $4.6 million, with a fair value of $3.8 million, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited trading activity due to the status of the economy.  There are currently very few market participants who are willing and or able to transact for these securities.

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

•	The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy and the fair value determined based on independent modeling.
The assumptions used by the Company in order to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the pooled trust preferred securities.
•	Collateral performance projections for each piece of collateral in the pooled trust preferred securities (default, recovery and prepayment/amortization probabilities).
•	Terms of the structure of the pooled trust preferred securities as established in the indenture.
•
An 11.4% discount rate that was developed by using the risk free rate adjusted for a risk premium and a liquidity adjustment that considered the characteristics of the securities and the related collateral

As part of its formal quarterly evaluation of the pooled trust preferred securities for the presence of other-than-temporary impairment (“OTTI”), the Company utilized a third party valuation service.  The Company reviewed the methodology employed by the third party valuation service for reasonableness.  In addition to considering a number of inputs and the appropriateness of the key underlying assumptions above, the Company also reviewed and considered the following:

•	The projected cash flows from the underlying securities that incorporate default expectations and the severity of losses
•	The underlying cause and conditions associated with defaults or deferrals and an assessment of the relative strength of the issuer
•	The receipt of payments on a timely basis and the ability of the issuer to make scheduled interest or principal payments
•	The length of time and the extent to which the fair value has been less than the amortized cost
•	Adverse conditions specifically related to the security, industry, or geographic area

•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	Amount of principal likely to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition
•	That the securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual pooled banks.
As a result of this evaluation, it was determined that the pooled trust preferred securities issued by banks had credit-related OTTI of $89 thousand which was recognized in earnings in the second quarter of 2010.  Non-credit related OTTI on these securities, which are not expected to be sold and that the Company has the ability to hold until maturity, was $745 thousand and was recognized in other comprehensive income (“OCI”).    At June 30, 2010, all payments have been received as contractually required on these securities.

Other equity securities are composed almost entirely of FHLB stock and Federal Reserve Bank stock, at cost.  With respect to the FHLB stock, the Company has received the most recent quarterly dividend that was due.  Additionally, on June 30, 2010, the FHLB announced that they will begin repurchasing excess stock on July 15, 2010.  The Company has determined through a comprehensive review that there have been no other events that would result in a significant adverse effect on the fair value of the FHLB stock and that the par value of this investment will ultimately be recovered.

Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$415,928	$5,777	$(3)	$421,702	$352,841	$3,190	$(434)	$355,597
State and municipal	41,157	1,176	-	42,333	41,283	903	(44)	42,142
Mortgage-backed	429,042	15,163	(11)	444,194	449,722	5,767	(1,491)	453,998
Trust preferred	7,615	270	(745)	7,140	7,841	180	(1,675)	6,346
Total debt securities	893,742	22,386	(759)	915,369	851,687	10,040	(3,644)	858,083
Marketable equity securities	350	-	-	350	350	-	-	350
Total investments available-for-sale	$894,092	$22,386	$(759)	$915,719	$852,037	$10,040	$(3,644)	$858,433

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are as follows:

As of June 30, 2010			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,997	$3	$-	$3
State and municipal	1	200	-	-	-
Mortgage-backed	5	515	-	11	11
Trust preferred	2	3,963	-	745	745
Total	9	$14,675	$3	$756	$759
As of December 31, 2009			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	10	$72,793	$434	$-	$434
State and municipal	5	5,805	40	4	44
Mortgage-backed	30	150,369	1,454	37	1,491
Trust preferred	3	4,366	24	1,651	1,675
Total	48	$233,333	$1,952	$1,692	$3,644

At June 30, 2010, approximately 2% of the bonds carried in the available-for-sale investment portfolio had unrealized losses that were considered temporary in nature.  At June 30, 2010 and December 31, 2010, a significant portion of the securities with unrealized losses in the available-for-sale portfolio were rated AAA.   Losses were approximately 4.92% in 2010 and 1.54% in 2009 when compared to book value.  The increase in losses for the period December 31, 2009 through June 30, 2010 were directly attributable to changes in the components of the unrealized losses as the pooled trust preferred securities comprised almost the entire portion of the total unrealized losses that declined significantly from December 31, 2009 to June 30, 2010.  During the quarter ended June 30, 2010, the Company determined that credit related other-than-temporary impairment had occurred in a portion of the trust preferred securities.  Accordingly, these securities have been written down by the credit related portion of the impairment.  Exclusive of this loss charged to earnings, the remaining unrealized losses that exist as reflected in the tables presented are the result of changes in market interest rates that have occurred subsequent to the original purchase and were not credit related. These factors coupled with the fact that the Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the non-credit related unrealized losses in the available-for-sale portfolio are considered temporary in nature.

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2010 and December 31, 2009 by contractual maturity are shown in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings shown using the expected average life of the individual securities based upon statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$45,858	$46,317	$56,739	$57,454
Due after one year through five years	205,973	210,565	273,351	275,712
Due after five years through ten years	219,406	222,328	70,770	71,132
Due after ten years	422,505	436,159	450,827	453,785
Total debt securities available for sale	$893,742	$915,369	$851,687	$858,083

At June 30, 2010 and December 31, 2009, investments available-for-sale with a book value of $238.3 million and $290.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies and Corporations securities, exceeded ten percent of stockholders' equity at June 30, 2010 and December 31, 2009.

 Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$111,942	$4,837	$(40)	$116,739	$131,996	$5,156	$(1)	$137,151
Mortgage-backed	549	54	-	603	597	39	-	636
Total investments held-to-maturity	$112,491	$4,891	$(40)	$117,342	$132,593	$5,195	$(1)	$137,787
Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are as follows:
As of June 30, 2010			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	3	$647	$40	$-	$40
Total	3	$647	$40	$-	$40

As of December 31, 2009			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,782	$1	$-	$1
Total	4	$1,782	$1	$-	$1
Approximately 1% of the bonds carried in the held-to-maturity investment portfolio had unrealized losses as of June 30, 2010. All of these securities were rated AAA. As of December 31, 2009, approximately 22% of such bonds were rated AAA and approximately 78% were rated A-.  These securities have low credit risk and unrealized losses of approximately 5.84% in 2010 and 0.06% in 2009, respectively, when compared to book value.  The unrealized losses that exist are the result of changes in market interest rates since the original purchase.  These factors coupled with the fact that the Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held to maturity at June 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$24,364	$25,000	$13,626	$13,800
Due after one year through five years	17,381	18,705	26,356	27,687
Due after five years through ten years	26,846	28,022	34,545	35,776
Due after ten years	43,900	45,615	58,066	60,524
Total debt securities held-to-maturity	$112,491	$117,342	$132,593	$137,787
At June 30, 2010 and December 31, 2009, investments held to maturity with a book value of $97.8 million and $115.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency and Corporations securities, exceeded ten percent of stockholders' equity at June 30, 2010 and December 31, 2009.

Equity securities

Other equity securities for the periods indicated are as follows:
	June 30,	December 31,
(In thousands)	2010	2009
Federal Reserve Bank stock	$7,530	$7,531
Federal Home Loan Bank of Atlanta stock	26,725	25,167
Atlantic Central Bank stock	75	75
Total equity securities	$34,331	$32,773
NOTE 3 – LOANS AND LEASES
Major categories for the periods indicated are presented below:

	June 30,	December 31,
(In thousands)	2010	2009
Residential real estate:
Residential mortgages	$458,502	$457,414
Residential construction	86,393	92,283
Commercial loans and leases:
Commercial mortgages	900,312	894,951
Commercial construction	95,357	131,789
Leases	20,822	25,704
Other commercial	263,886	296,220
Consumer	393,560	399,649
Total loans and leases	$2,218,832	$2,298,010

NOTE 4 – ALLOWANCE FOR LOAN AND LEASE LOSSES
Activity in the allowance for loan and lease losses for the periods indicated is presented below:

	Six Months Ended June 30,
(In thousands)	2010	2009
Balance at beginning of period	$64,559	$50,526
Provision for loan and lease losses	21,132	21,228
Loan and lease charge-offs	(17,255)	(13,797)
Loan and lease recoveries	2,941	360
Net charge-offs	(14,314)	(13,437)
Balance at end of period	$71,377	$58,317

NOTE 5 – STOCKHOLDERS’ EQUITY
On March 17, 2010, the Company completed an offering of 7,475,000 common shares at a price of $13.50 per share, before the underwriting discount of $.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Each share of the issued common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

In July, 2010, the Company received approval from the Treasury to repay half of the preferred stock issued under the Troubled Asset Relief Program (“TARP”) which amounted to $41.5 million.  Management intends to use the remainder of the net proceeds from the sale of the securities for general corporate purposes which may include financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in, the Company’s subsidiaries and repaying, reducing or refinancing indebtedness, which could include repayment of the remaining preferred stock issued by the Company as part of the TARP.

The precise amounts and the timing of the use of the remaining net proceeds will depend upon market conditions, the Company’s subsidiaries’ funding requirements, the availability of other funds and other factors. Until the remaining net proceeds from the sale of any of the Company’s securities are used for general corporate purposes, the proceeds will be used to reduce the Company’s indebtedness or for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance corporate strategies, to fund subsidiaries, to finance acquisitions or otherwise.

NOTE 6 – SHARE BASED COMPENSATION
At June 30, 2010, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,104,461 are available for issuance at June 30, 2010, has a term of ten years, and is administered by a committee comprised of at least three directors appointed by the Board of Directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The committee has the discretion to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense related to awards of stock options and restricted stock was $0.3 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.  The Company recognized compensation expense related to the awards of stock options and restricted stock grants of $0.5 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.  Stock options exercised in the six months ended June 30, 2010 had an immaterial intrinsic value.  No stock options were exercised for the six months ended June 30, 2009.  The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of June 30, 2010.  That cost is expected to be recognized over a period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $2.8 million as of June 30, 2010.  That cost is expected to be recognized over a period of approximately 3.8 years.

A summary of share option activity for the period indicated is reflected in the table below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2010	833,727	$32.56		$127
Granted	37,389	15.00		-
Exercised	(2,216)	14.54		-
Forfeited or expired	(63,850)	35.59		(4)
Balance at June 30, 2010	805,050	31.55	3.5	$123

Exercisable at June 30, 2010	697,196	$33.71	3.1	$41

Weighted average fair value of options granted during the year		$6.65

A summary of the activity for the Company’s non-vested options and restricted stock for the period indicated is presented below:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2010	123,088	$3.88
Granted	37,389	6.65
Vested	(49,330)	3.98
Forfeited or expired	(3,293)	3.62
Non-vested options at June 30, 2010	107,854	4.81

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	Of Shares	Fair Value
Restricted stock at January 1, 2010	111,173	$16.64
Granted	104,281	15.00
Vested	(23,127)	14.88
Forfeited or expired	(1,448)	21.97
Restricted stock at June 30, 2010	190,879	15.92

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

Net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest cost on projected benefit obligation	$301	$360	$682	$715
Expected return on plan assets	(249)	(300)	(550)	(642)
Recognized net actuarial loss	218	342	529	678
Net periodic benefit cost	$270	$402	$661	$751
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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At June 30, 2010, there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s pension plan assets at June 30, 2010 and December 31, 2009 by asset category are as follows:

	At June 30, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$12,110	$-	$-	$12,110
Equity Securities:
Common Stocks	6,966	-	-	6,966
American Depositary Receipts	1,289	-	-	1,289
Fixed income securities:
U. S. Government Agencies	-	1,056	-	1,056
Corporate bonds	-	4,306	-	4,306
Other	64	-	-	64
Total pension plan sssets	$20,429	$5,362	$-	$25,791

	At December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,405	$-	$-	$13,405
Equity Securities:
Common Stocks	6,471	-	-	6,471
American Depositary Receipts	1,488	-	-	1,488
Fixed income securities:
U. S. Government Agencies	-	2,269	-	2,269
Corporate bonds	-	3,112	-	3,112
Other	96	-	-	96
Total pension plan sssets	$21,460	$5,381	$-	$26,841

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company match vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in non-interest expenses and totaled $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

Executive Incentive Retirement Plan
In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earned a deferral bonus which was accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals for 2008 vested immediately.  Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service. No bonus was accrued in 2010 or 2009 due to limitations placed on such incentive plans under TARP.   Benefit costs related to the Plan included in non-interest expenses for three months ended June 30, 2010 and 2009 totaled $39 thousand and $77 thousand, respectively.  For the six months ended June 30, 2010 and 2009, the Plan incurred expenses of $78 thousand and $0.1 million, respectively.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents a summary of per share data and amounts for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2010	2009	2010	2009
Net income	$6,259	$(280)	$6,760	$1,937
Less: Dividends - preferred stock	1,203	1,202	2,403	2,402
Net income (loss) available to common stockholders	$5,056	$(1,482)	$4,357	$(465)

Basic:
Basic EPS shares	23,993	16,444	20,637	16,424

Basic net income (loss)	$0.26	$(0.02)	$0.33	$0.12
Basic net income (loss) per common share	0.21	(0.09)	0.21	(0.03)

Diluted:
Basic EPS shares	23,993	16,444	20,637	16,424
Dilutive common stock equivalents	40	-	18	-
Dilutive EPS shares	24,033	16,444	20,655	16,424

Diluted net income (loss) per share	$0.26	$(0.02)	$0.33	$0.12
Diluted net income (loss) per common share	0.21	(0.09)	0.21	(0.03)

Anti-dilutive shares	732	884	892	884

Certain dilutive common stock equivalents, comprised of unexercised/unvested issuances of shared-based compensation, have been excluded from the computation of EPS in certain periods if the result would be anti-dilutive.

NOTE 10 – OTHER COMPREHENSIVE INCOME
Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented for the Company, non-owner changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  Below are the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2010	2009
Net income	$6,760	$1,937
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	14,933	2,916
Related income tax expense	(5,955)	(1,163)
Net investment gains (losses) reclassified into earnings	298	(192)
Related income tax expense	(119)	77
Net effect on other comprehensive income for the period	9,157	1,638

Defined benefit pension plan:
Recognition of unrealized gain	529	678
Related income tax expense	(209)	(270)
Net effect on other comprehensive income for the period	320	408
Total other comprehensive income	9,477	2,046
Comprehensive income	$16,237	$3,983

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available- for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2009	$3,845	$(6,497)	$(2,652)
Period change, net of tax	9,157	320	9,477
Balance at June 30, 2010	$13,002	$(6,177)	$6,825

(In thousands)	Unrealized Gains on Investments Available- for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2008	$461	$(8,033)	$(7,572)
Period change, net of tax	1,638	408	2,046
Balance at June 30, 2009	$2,099	$(7,625)	$(5,526)

NOTE 11 – FAIR VALUE
Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings

The Company applies the fair value option for mortgage loans held for sale.  The fair value option on residential mortgage loans held for sale allows the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

The Company owns $4.6 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies that have exhibited limited trading activity due to the state of the economy at June 30, 2010 and December 31, 2009, respectively.  There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010 and December 31, 2009.
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

	At June 30, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$15,398	$-	$15,398
Investments available-for-sale	-	911,756	3,963	915,719
Interest rate swap agreements	-	1,252	-	1,252

Liabilities
Interest rate swap agreements	$-	$(1,252)	$-	$(1,252)

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$12,498	$-	$12,498
Investments available-for-sale	-	855,300	3,133	858,433
Interest rate swap agreements	-	289	-	289

Liabilities
Interest rate swap agreements	$-	$(289)	$-	$(289)

The following table provides unrealized losses included in assets measured in the consolidated balance sheets at fair value on a recurring basis that are still held at June 30, 2010.
Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2009	$3,133
Total OTTI included in earnings	(89)
Total unrealized gains included in other comprehensive income (loss)	919
Balance at June 30, 2010	$3,963

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$61,587	$61,587	$31,193
Other real estate owned	-	-	8,730	8,730	297
Total	$-	$-	$70,317	$70,317	$31,490

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$92,810	$92,810	$39,241

At June 30, 2010, impaired loans totaling $74.6 million were written down to fair value of $61.6 million as a result of  specific loan loss reserves of $13.0 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $99.5 million were written down to fair value of $92.8 million at December 31, 2009 as a result of specific loan loss reserves of $6.6 million associated with the impaired loans.

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

Fair Value of Financial Instruments
The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 94.6% of the Company's assets and 99.2% of its liabilities at June 30, 2010 and 95.9% of the Company's assets and 99.3% of its liabilities at December 31, 2009.  Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The estimated fair values of the Company's financial instruments are as follows for the periods indicated:

	At June 30, 2010		At December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and temporary investments (1)	$199,566	$199,566	$72,294	$72,294
Investments available-for-sale	915,719	915,719	858,433	858,433
Investments held-to-maturity and other equity securities	146,822	151,673	165,366	170,560
Loans, net of allowance	2,147,455	1,898,350	2,233,451	2,022,029
Accrued interest receivable and other assets (2)	91,831	91,831	89,315	89,315

Financial Liabilities
Deposits	$2,659,956	$2,665,784	$2,696,842	$2,702,142
Securities sold under retail repurchase agreements and federal funds purchased	86,062	86,062	89,062	89,092
Advances from FHLB	409,434	447,992	411,584	441,020
Subordinated debentures	35,000	8,755	35,000	8,077
Accrued interest payable and other liabilities (2)	4,125	4,125	3,156	3,156

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

Securities sold under repurchase agreements and federal funds purchased. The carrying amount approximated the fair value of such borrowings due to their variable interest rates and remaining short term.

Advances from FHLB and subordinated debentures. The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Accrued interest payable and other liabilities. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

NOTE 12 - SEGMENT REPORTING
The Company operates in four operating segments—Community Banking, Insurance, Leasing and Investment Management.  Only Community Banking presently meets the threshold for reportable segment reporting; however, the Company is disclosing separate information for all four operating segments.  Each of the operating segments is a strategic business unit that offers different products and services. The Insurance, Leasing and Investment Management segments were businesses that were acquired in separate transactions where management was retained at the time of acquisition.  The accounting policies of the segments are described in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K.  The segment data reflects inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. The income of Sandy Spring Bancorp, the parent company, is included in the Community Banking segment, as the majority of its functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.4 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.  For the six month period ended June 30, 2010 and 2009, the amortization related to acquired entities totaled $0.7 million and $1.6 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  No non-cash charges were associated with amortization of intangibles related to acquired entities for the three months ended June 30, 2010 as the intangibles were fully amortized during the first quarter of 2009.  Non-cash charges associated with amortization amounted to $0.1 million for the six months ended June 30, 2010 and 2009.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses.  Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand per lease, with individual leases generally not exceeding $500 thousand.  Major revenue sources include interest income.  Expenses include personnel and support charges

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $706 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.  These charges amounted to $0.2 million and $0.4 million for the six month periods ended June 30, 2010 and 2009, respectively.

 Information about operating segments and reconciliation of such information to the consolidated financial statements follows for the periods indicated:

	Three Months Ended June 30, 2010
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$37,214	$2	$404	$1	$(113)	$37,508
Interest expense	8,515	-	110	-	(113)	8,512
Provision for loan and lease losses	6,107	-	-	-	-	6,107
Non-interest income	9,691	1,089	35	1,256	(202)	11,869
Non-interest expenses	23,987	1,211	120	837	(202)	25,953
Income (loss) before income taxes	8,296	(120)	209	420	-	8,805
Income tax expense (benefit)	2,347	(49)	85	163	-	2,546
Net income (loss)	$5,949	$(71)	$124	$257	$-	$6,259

Assets	$3,708,359	$12,577	$21,138	$12,806	$(53,730)	$3,701,150

	Three Months Ended June 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$38,290	$1	$592	$1	$(216)	$38,668
Interest expense	14,222	-	214	-	(216)	14,220
Provision for loan and lease losses	10,615	-	-	-	-	10,615
Non-interest income	8,713	1,265	78	1,127	(153)	11,030
Non-interest expenses	24,814	1,159	124	914	(153)	26,858
Income (loss) before income taxes	(2,648)	107	332	214	-	(1,995)
Income tax expense (benefit)	(1,975)	43	134	83	-	(1,715)
Net income (loss)	$(673)	$64	$198	$131	$-	$(280)

Assets	$3,622,330	$12,039	$30,644	$11,721	$(59,237)	$3,617,497

	Six Months Ended June 30, 2010
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$74,260	$4	$844	$2	$(242)	$74,868
Interest expense	17,719	-	236	-	(242)	17,713
Provision for loan and lease losses	21,132	-	-	-	-	21,132
Non-interest income	17,789	3,246	84	2,495	(405)	23,209
Non-interest expenses	47,500	2,316	229	1,619	(405)	51,259
Income (loss) before income taxes	5,698	934	463	878	-	7,973
Income tax expense (benefit)	307	377	187	342	-	1,213
Net income (loss)	$5,391	$557	$276	$536	$-	$6,760

Assets	$3,708,359	$12,577	$21,138	$12,806	$(53,730)	$3,701,150

	Six Months Ended June 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$76,611	$3	$1,234	$3	$(455)	$77,396
Interest expense	27,929	-	449	-	(455)	27,923
Provision for loan and lease losses	21,228	-	-	-	-	21,228
Non-interest income	17,471	3,509	143	2,187	(306)	23,004
Non-interest expenses	46,684	2,593	353	1,784	(306)	51,108
Income (loss) before income taxes	(1,759)	919	575	406	-	141
Income tax expense (benefit)	(2,557)	371	232	158	-	(1,796)
Net income (loss)	$798	$548	$343	$248	$-	$1,937

Assets	$3,622,330	$12,039	$30,644	$11,721	$(59,237)	$3,617,497

NOTE 13 - SUBSEQUENT EVENT

Subsequent to June 30, 2010, the Company was granted approval by the U.S. Treasury to repay $41.5 million of the $83.0 million preferred stock issued by the Company in December 2008 as part of TARP.  The Company completed this transaction on July 21, 2010.  The repayment will result in a reduction of the associated preferred dividends and Tier 1 regulatory capital in future periods. As a result of the repayment, the Company will accelerate the accretion of the remaining discount on the preferred shares in the third quarter of 2010.  This transaction has no effect on the outstanding warrant to purchase common shares sold to the U.S. Treasury as part of the original issuance of the preferred stock.  The Company intends to apply for approval to repay the remaining balance of the preferred stock in future months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Forward-looking Statements

Sandy Spring Bancorp (the “Company”) makes forward-looking statements in this report.  These forward-looking statements may include: statements of goals, intentions, earnings expectations, and other expectations; estimates of risks and of future costs and benefits; assessments of probable loan and lease losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2009, in the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

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

The Company offers a broad range of financial services to consumers and businesses in this market area. Through June 30, 2010, year-to-date average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and year-to-date average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

Critical Accounting Policies
The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.   A decline in the assets required to be recorded at fair values will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  The following accounting policies comprise those policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Allowance for loan and lease losses;
•	Goodwill impairment;
•	Accounting for income taxes;
•	Fair value measurements, including assessment of other-than-temporary impairment;
•	Defined benefit pension plan.

Allowance for loan and lease losses
The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio.  The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

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

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for separately identified impaired loans.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 82% of the total allowance at June 30, 2010 and 89% at December 31, 2009.

A specific allowance is used primarily to establish an allowance for individual impaired credits and is based on the Company’s calculation of the potential loss imbedded in an individual loan. At June 30, 2010, the specific allowance accounted for 18% of the total allowance as compared to 11% at December 31, 2009. The process of determining whether a loan is impaired includes consideration of the borrower’s financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses which can differ substantially from actual losses.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. For this testing the Company typically works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment.  At June 30, 2010 it was determined that there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Consolidated Statements of Income/(Loss). Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

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

Fair Value
The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities available for sale, residential mortgages held for sale and commercial loan interest rate swap agreements.  In addition, the Company has elected, at its option, to measure mortgage loans held for sale at fair value. Loans where it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis. In addition, other real estate owned is also measured at fair value by the Company on a nonrecurring basis.

The Company conducts a review each quarter for all investment securities which reflect possible impairment to determine whether unrealized losses are temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, such valuation is based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of each issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in “Note 11-Fair Value” to the condensed consolidated financial statements.

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
The Company's total assets were $3.7 billion at June 30, 2010, increasing $70.7 million or 2% during the first six months of 2010.  Earning assets increased by 3% or $93.1 million in the first six months of the year to $3.4 billion at June 30, 2010.  These increases were due primarily to the proceeds from the Company’s public stock offering during the first quarter, which was somewhat offset by the decline in loans.

Subsequent to June 30, 2010 the Company received approval from the U. S. Treasury to repay half of the preferred stock issued under TARP. Accordingly, on July 21, 2010 the Company repurchased 41,547 preferred shares for $41.5 million.

Loans and Leases
Total loans and leases, excluding loans held for sale, decreased $79.2 million or 3% during the first six months of 2010 to $2.2 billion. Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, decreased $4.8 million or 1%, to $544.9 million at June 30, 2010.  Residential construction loans declined to $86.4 million in 2010, a decrease of $5.9 million or 6% reflecting greatly reduced demand as a result of the regional economic conditions.  Permanent residential mortgages, most of which are 1-4 family, showed a small increase of $1.1 million to $458.5 million at June 30, 2010.

Commercial loans and leases, which includes commercial real estate loans, commercial construction loans, equipment leases and other commercial loans, decreased by $68.3 million or 5%, to $1.3 billion at June 30, 2010. This decrease was due primarily to loan pay-downs and charge-offs of problem credits during the year resulting from the Company’s aggressive efforts to reduce its non-performing assets. In addition, soft loan demand resulting from weak market conditions in the regional and national economies and the application of conservative underwriting standards by the Company also played a role in reducing these loan balances.

The Company's commercial real estate loans consist of owner occupied properties (61%) where an established banking relationship exists or, to a lesser extent, involves investment properties (39%) for warehouse, retail, and office space with a history of occupancy and cash flow.  Commercial mortgages increased $5.4 million or 1% during 2010, to $900.3 million at June 30, 2010.  Commercial construction loans decreased $36.4 million or 28% during 2010, to $95.4 million at June 30, 2010.  Other commercial loans decreased $32.3 million or 11% during 2010 to $263.9 million at quarter-end. This decrease was due primarily to the lower level of loan demand and more conservative underwriting.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium sized businesses.   Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  The leasing portfolio decreased $4.9 million or 19% over the first six months of the year to $20.8 million at June 30, 2010 due in large part to market conditions and their effect on small and medium-sized businesses.

Consumer lending continues to be an integral part of the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines of credit.  The consumer loan portfolio decreased 2% or $6.1 million, to $393.6 million at June 30, 2010.  This decline was driven largely by a decrease of $3.6 million or 9% in installment loans during 2010 to $34.6 million at quarter-end. Home equity lines and loans remained virtually even with the prior year-end at $351.9 million at June 30, 2010.

Table 1– Analysis of Loans and Leases
This table presents the trends in the composition of the loan and lease portfolio for the periods indicated.

	June 30, 2010		December 31, 2009
(In thousands)	Amount	%	Amount	%
Residential real estate:
Residential mortgages	$458,502	20.7%	$457,414	19.9%
Residential construction	86,393	3.9	92,283	4.0
Commercial loans and leases:
Commercial mortgage	900,312	40.6	894,951	39.0
Commercial construction	95,357	4.3	131,789	5.7
Leases	20,822	0.9	25,704	1.1
Other commercial	263,886	11.9	296,220	12.9
Consumer	393,560	17.7	399,649	17.4
Total loans and leases	$2,218,832	100.0%	$2,298,010	100.0%

Investments
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $38.7 million or 4% to $1.1 billion at June 30, 2010, from $1.0 billion at December 31, 2009. This increase was due primarily to investment of excess liquidity due to the decline in the loan portfolio during the first six months of 2010.

Table 2 – Analysis of Securities
The composition of securities for the periods indicated is reflected below:

	June 30,	December 31,
(In thousands)	2010	2009
Available-for-Sale: (1)
U.S. government agencies and corporations	$421,702	$355,597
State and municipal	42,333	42,142
Mortgage-backed (2)	444,194	453,998
Trust preferred	7,140	6,346
Marketable equity securities	350	350
Total available-for-sale	915,719	858,433

Held-to-Maturity and Other Equity
State and municipal	111,942	131,996
Mortgage-backed (2)	549	597
Other equity securities	34,331	32,773
Total held-to-maturity and other equity	146,822	165,366
Total securities	$1,062,541	$1,023,799

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

At June 30, 2010 the Company owned a total of $3.0 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of $3.3 million of such securities was determined using broker quotations. The Company also owns pooled trust preferred securities, which total $4.6 million, with a fair value of $3.8 million, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities continued to exhibit limited activity due to the status of the economy from December 31, 2009 through June 30, 2010.  There are currently very few market participants who are willing and or able to transact for these securities.

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

•	The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy and the fair value determined based on independent modeling.

The assumptions used by the Company in order to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the pooled trust preferred securities.
•	Collateral performance projections for each piece of collateral in the pooled trust preferred securities (default, recovery and prepayment/amortization probabilities
•	Terms of the pooled trust preferred securities structure as established in the indenture.
•
An 11.4% discount rate that was developed by using the risk free rate adjusted for a risk premium and a liquidity adjustment that considered the characteristics of the securities and the related collateral

As part of its formal quarterly evaluation of the pooled trust preferred securities for the presence of OTTI, the Company utilized a third party valuation service.  The Company reviewed the methodology employed by the third party valuation service for reasonableness.  In addition to considering a number of inputs and the appropriateness of the key underlying assumptions above, the Company   reviewed and considered the following:

•	The projected cash flows from the underlying securities that incorporate default expectations and the severity of losses
•	The underlying cause and conditions associated with defaults or deferrals and an assessment of the relative strength of the issuer
•	The receipt of payments on a timely basis and the ability of the issuer to make scheduled interest or principal payments
•	The length of time and the extent to which the fair value has been less than the amortized cost

•	Adverse conditions specifically related to the security, industry, or geographic area
•	Historical and implied volatility of the fair value of the security
•	Credit risk concentrations
•	Amount of principal to be recovered by stated maturity
•	Ratings changes of the security
•	Performance of bond collateral
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition
•	That the securities are senior notes with first priority
•	Other information currently available, such as the latest trustee reports
•	An analysis of the credit worthiness of the individual pooled banks.

As a result of this evaluation, it was determined that the pooled trust preferred securities issued by banks had credit-related OTTI of $89 thousand which was recognized in earnings in the second quarter of 2010.  Non-credit related OTTI on these securities, which are not expected to be sold and that the Company has the ability to hold until maturity, was $745 thousand and was recognized in other comprehensive income (“OCI”).    At June 30, 2010, all payments have been received as contractually required on these securities.

Table 3 – Analysis of Deposits
The composition of deposits for the periods indicated is reflected below:

	June 30, 2010		December 31, 2009
(In thousands)	Amount	%	Amount	%
Noninterest-bearing deposits	$593,007	22.3%	$540,578	20.0%
Interest-bearing deposits:
Demand	291,785	11.0	282,045	10.5
Money market savings	895,734	33.7	931,362	34.5
Regular savings	168,240	6.3	157,072	5.8
Time deposits of less than $100,000	395,746	14.9	421,978	15.7
Time deposits of $100,000 or more	315,444	11.8	363,807	13.5
Total interest-bearing deposits	2,066,949	77.7	2,156,264	80.0
Total deposits	$2,659,956	100.0%	$2,696,842	100.0%

Deposits and Borrowings
Total deposits were $2.7 billion at June 30, 2010, decreasing $36.9 million or 1% compared to December 31, 2009. As can be seen in the table above, balances for non-interest-bearing demand deposits at June 30, 2010 increased 10% over the previous year-end while interest-bearing deposits declined $89.3 million or 4%. The decrease in interest-bearing deposits was due in large part to a decline in money market savings and time deposit accounts due to clients redeploying these funds in search of higher rates or into short-term accounts to await an increase in overall market rates. This is reflected somewhat in the increases in noninterest-bearing and regular savings accounts. When deposits are combined with retail repurchase agreements from core customers, the overall decline in customer funding sources totaled 1% compared to the previous year-end. Total borrowings decreased by $5.2 million or 1% to $530.5 million at June 30, 2010 due mainly to a decline in short-term borrowings.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. On March 17, 2010, the Company completed an offering of 7.5 million common shares at a price of $13.50 per share, before the underwriting discount of $.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Each share of the issued common stock has the same relative rights as, and is identical in all respects with, each other share of common stock. Largely as a result of this stock issuance, stockholders’ equity increased to $483.7 million at June 30, 2010, an increase of 29% or $110.1 million from $373.6 million at December 31, 2009.

In July, 2010, the Company received approval from the U. S. Treasury to repurchase half of the Series A Preferred Stock issued pursuant to the Company’s participation in the TARP Capital Purchase Program. Accordingly, on July 21, 2010 the Company repurchased 41,547 preferred shares for approximately $41.5 million. The Company intends to work with the Treasury to secure approval for repurchase of the remaining preferred shares.

The precise amounts and the timing of the use of the remaining net proceeds will depend upon the previously mentioned discussions with the Treasury as well as market conditions, our subsidiaries’ funding requirements, the availability of other funds and other factors. Until the net proceeds from the sale of the securities are fully deployed, the proceeds will continue to be used for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance corporate strategies, to fund  subsidiaries, to finance acquisitions or otherwise.

External capital formation, resulting from the Company’s common stock offering earlier this year, together with exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $95.8 million during the first quarter of 2010.

Stockholders’ equity was also affected by an increase of $9.5 million, net of tax, in accumulated other comprehensive income from December 31, 2009 to June 30, 2010. The ratio of average equity to average assets was 11.93% at June 30, 2010 as compared to 10.94% at December 31, 2009.

Regulatory Capital
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy for the bank holding company are summarized in the table below.

Table 4 – Risk-Based Capital Ratios

	Ratios at		Minimum
	June 30,	December 31,	Regulatory
	2010	2009	Requirements
Total Capital to risk-weighted assets	17.77%	13.27%	8.00%

Tier 1 Capital to risk-weighted assets	16.50%	12.01%	4.00%

Tier 1 Leverage	12.00%	9.09%	3.00%

Tier 1 capital of $427.2 million and total qualifying capital of $460.4 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, Tier 1 capital included $83.1 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above. Lastly, both Tier 1 and total qualifying capital include the proceeds of the Company’s common stock offering of $95.6 million which was completed in March, 2010. Since the Company elected to use the proceeds of this offering to repurchase a portion of the TARP Series A Preferred Stock, as mentioned previously, these ratios will decrease in the coming quarter. As of June 30, 2010, the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Tangible Common Equity

Tangible equity and tangible assets are non-GAAP financial measures calculated using GAAP amounts. Tangible equity excludes the balance of goodwill and other intangible assets from our calculation of stockholders’ equity. Tangible assets exclude the balance of goodwill and other intangible assets from our calculation of total assets.  Management believes that this non-GAAP financial measure provides an important benchmark that is useful to investors in understanding and assessing the financial condition of the Company.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets is provided below.

Table 5 – Tangible Common Equity Ratio – Non-GAAP

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Tangible common equity ratio:
Total stockholders' equity	$483,681	$391,262
Accumulated other comprehensive income (loss)	(6,825)	$5,526
Goodwill	(76,816)	$(76,816)
Other intangible assets, net	(7,546)	$(10,080)
Preferred stock	(80,420)	$(79,765)
Tangible common equity	$312,074	$230,127

Total assets	$3,701,150	$3,617,497
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(7,546)	(10,080)
Tangible assets	$3,616,788	$3,530,601

Tangible common equity ratio	8.63%	6.52%

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans generally experience medium credit losses.  Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore, the Bank has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Recent economic conditions have had a broad based impact on the Company’s loan portfolio as a whole.  While current economic data has shown the Mid-Atlantic region is outperforming most other markets in the nation, the Company’s lending portfolio is dealing with the impact from the economic pressures that are being experienced by its borrowers, especially in the construction lending portfolios.  Due to workouts of existing non-performing loans and a marked decrease in new problem credits, the Company saw a marked decline in non-performing loans, particularly in the commercial and residential real estate development portfolios.  While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the Baltimore metropolitan area, the D.C. suburbs and Northern Virginia have mitigated some of the risks in the portfolio, weakened local economic conditions and non-performing loan levels may continue to be influenced by an uncertain economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with a robust in-house administration accompanied by strong oversight procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the aggressive management of the problem credits.  As part of the oversight process the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses in that portfolio. Further discussion and information regarding the allowance for loan and leases losses methodology may be found on page 26 in the Critical Accounting Policies section.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Provisions amounted to $21.1 million for the six months ended June 30, 2010 as compared to $21.2 million for the six months ended June 30, 2009. Net charge-offs for the same periods in 2010 and 2009 were $14.3 million and $13.4 million, respectively.  This resulted in a ratio of  annualized net charge-offs to average loans and leases of 1.28% for the first six months of 2010 as compared to 1.09% for the first six months of 2009.  At June 30, 2010, the allowance for loan and lease losses was $71.4 million, or 3.22% of total loans and leases, compared to $64.6 million, or 2.81% of total loans and leases, at December 31, 2009.

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

During 2010, there were no major changes in estimation methods that affected the allowance methodology from the prior year.   Variations can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at June 30, 2010 or year-end 2009.

At June 30, 2010, total non-performing loans and leases were $109.3 million, or 4.93% of total loans and leases, compared to $133.7 million, or 5.82% of total loans and leases, at December 31, 2009.  The decrease in non-performing loans and leases was due primarily to a decrease of $27.3 million in nonaccrual loans and leases. This decrease was somewhat offset by an increase of $7.5 million in residential mortgage loans that were 90 days or more delinquent. Management believes that the increase in delinquent residential mortgage loans is due to the current high unemployment rate combined with the depressed condition of the real estate market. This is viewed as a somewhat natural trend as individual homeowners struggle to make mortgage payments in the face of current unemployment rates and depressed property values. The Company has put into place an aggressive and timely process to either quickly remediate such delinquencies with the respective borrowers or sell the related collateral prior to foreclosure, thus accomplishing a timely resolution and minimizing losses on such loans. The allowance represented 65% of non-performing loans and leases at June 30, 2010 and 48% at December 31, 2009.  This increase in the coverage ratio is the direct result of a declining level of non-performing loans together with an increased allowance.   An analysis of the actual loss history on the problem credits in 2009 and for the first six months of 2010 provided an indication that the coverage of the inherent losses on the problem credits was adequate.

The balance of impaired loans was $74.6 million, with specific reserves of $13.0 million against those loans at June 30, 2010, as compared to $99.5 with reserves of $6.6 million, at December 31, 2009.  The increase in specific reserves during this period of time was the direct result of a few commercial loan credits that continued to experience difficulty and collateral value erosion.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans and leases at June 30, 2010, compared to 74% at December 31, 2009.  Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Table 6 – Summary of Loan and Lease Loss Experience

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2010	December 31, 2009
Balance, January 1	$64,559	$50,526
Provision for loan and lease losses	21,132	76,762
Loan charge-offs:
Residential real estate	(2,509)	(4,847)
Commercial loans and leases	(12,606)	(57,098)
Consumer	(2,140)	(1,575)
Total charge-offs	(17,255)	(63,520)
Loan recoveries:
Residential real estate	13	41
Commercial loans and leases	2,807	640
Consumer	121	110
Total recoveries	2,941	791
Net charge-offs	(14,314)	(62,729)
Balance, period end	$71,377	$64,559

Net charge-offs to average loans and leases	1.28%	2.61%
Allowance to total loans and leases	3.22%	2.81%

Table 7 – Analysis of Credit Risk

(Dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans and leases
Residential real estate	$7,406	$9,520
Commercial loans and leases	76,254	100,894
Consumer	227	766
Total non-accrual loans and leases	83,887	111,180

Loans and leases 90 days past due
Residential real estate	22,382	14,887
Commercial loans and leases	1,099	3,321
Consumer	745	793
Total 90 days past due loans and leases	24,226	19,001

Restructured loans and leases	1,199	3,549
Total non-performing loans and leases	109,312	133,730
Other real estate owned, net	8,730	7,464
Total non-performing assets	$118,042	$141,194

Non-performing loans to total loans and leases	4.93%	5.82%
Non-performing assets to total assets	3.19%	3.89%
Allowance for loan and leases to non-performing loans and leases	65.30%	48.28%

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

The Company has established a comprehensive interest rate risk management policy, which is administered by management’s ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes or demand for loan, lease, and deposit products.

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

Table 8 - Estimated Changes in Net Interest Income
Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	25.00%		20.00%		17.50%		12.50%		12.50%		17.50%		20.00%		25.00%
June 30, 2010	(2.14)%		1.35%		2.24%		1.80%		N/A		N/A		N/A		N/A
December 31, 2009	(15.27)%		(9.52)%		(5.03)%		(1.71)%		N/A		N/A		N/A		N/A

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

Table 9 - Estimated Changes in Economic Value of Equity (EVE)
Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	40.00%		30.00%		22.50%		10.00%		12.50%		22.50%		30.00%		40.00%
June 30, 2010	(7.84)%		(2.93)%		0.21%		2.04%		N/A		N/A		N/A		N/A
December 31, 2009	(23.29)%		(12.78)%		(7.43)%		(2.29)%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (EVE) at risk decreased from year-end 2009 in all interest rate shock levels. The economic value of equity exposure at +200 bp is now 0.21% compared to -7.43% at year-end 2009, and is well within the policy limit of 22.5%, as are measures at all other shock levels.

The increase in EVE is due primarily to an increase in the projected duration with respect to interest-bearing deposit accounts. This longer duration has produced an increase in the estimated core deposit premium.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2010. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 68% of total earning assets at June 30, 2010. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2010, show short-term investments exceeding short-term borrowings by $52.5 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $497.9 million was available for borrowing based on pledged collateral, with $409.4 million borrowed against it as of June 30, 2010. The line of credit at the Federal Reserve totaled $264.3 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2010. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $35.0 million at June 30, 2010, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of June 30, 2010 against which there were no outstanding borrowings. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2010.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders, dividends on its preferred stock, and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2010, Bancorp had liquid assets of $96.4 million. As disclosed above, subsequent to June 30, 2010 the Company received approval from the U. S. Treasury to repurchase half of the preferred stock issued under TARP for $41.5 million. Accordingly, on July 21, 2010 the Company repurchased 41,547 preferred shares for approximately $41.5 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business at June 30, 2010 were as follows:

Table 10 – Commitments to Extend Credit

	June 30,	December 31,
(In thousands)	2010	2009
Commercial	$54,253	$47,541
Real estate-development and construction	52,687	51,288
Real estate-residential mortgage	23,586	18,416
Lines of credit, principally home equity and business lines	600,747	587,174
Standby letters of credit	64,955	65,242
Total Commitments to extend credit and available credit lines	$796,228	$769,661

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

B. RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Overview
Net income available to common stockholders for Sandy Spring Bancorp, Inc. and subsidiaries for the first six months of 2010 totaled $4.4 million ($0.21 per diluted share) compared to a net loss available to common stockholders of $0.5 million (($0.03) per diluted share) for the first six months of 2009. These results reflect the following events:

•
A 16% increase in net interest income as the net interest margin increased to 3.57% in 2010 from 3.24% in 2009. A decrease in funding costs due to the decline in rates paid on deposits and borrowings, combined with an increased level of interest-earning assets exceeded the effect of decreased yields on interest-earning assets in the first six months of 2010 as compared to the first six months of 2009.

•
The provision for loan and lease losses remained comparatively even for the first six months of 2010 compared to the prior year period. This was largely due to net loan and lease charge-offs which totaled $14.3 million for the first six months of 2010 compared to $13.4 million for the first six months of 2009.

•
An increase of 1% in non-interest income compared to the prior year period due to increases in fees on sales of investment products and trust and investment management fees. These increases were somewhat offset by a decrease in service charges on deposit accounts.

•
Non-interest expenses were relatively level compared to the prior year. This included decreases in FDIC insurance expense and intangibles amortization which were partially offset by an increase in other non-interest expenses over the prior year period due primarily to higher accrued losses on mortgage commitments.

The national and regional economies continued to reflect recessionary pressures during the first six months of 2010. While the regional economy in which the Company operates has begun to stabilize with respect to the real estate market and unemployment, these forces continue to present challenges to the Company. During the past year the Bank added experienced staff and developed more sophisticated reporting tools in order to enhance its ability to identify early and aggressively manage resolution of its problem credits. This has enabled the Bank to minimize losses on such loans. At June 30, 2010, nonperforming assets totaled $118.0 million compared to $146.3 million at June 30, 2009. This decrease was due primarily to a decline in non-performing loans and leases resulting from significant payments received on several problem credits.  The Bank has worked to quickly and aggressively address developing trends in these loan portfolios with the goal of minimizing the resulting losses.

The net interest margin increased to 3.57% in 2010 compared to 3.24% in 2009 as market rates have continued at low levels. This increase in the margin was due primarily to a decrease of 86 basis points in the cost of interest-bearing liabilities primarily due to effective management of the interest rates paid on deposits. This more than offset a decline of 36 basis points in the yield on interest-earning assets as the loan portfolio continued to decrease due to weak customer demand.

Lastly, but as important, is capital adequacy. The Company’s regulatory capital ratios increased over the prior quarter due primarily to profitability in the quarter and the decline in the commercial loan portfolio. These ratios remained above all “well-capitalized” regulatory requirement levels.

Table11 – Consolidated Average Balances, Yields and Rates
Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (Unaudited)

	Six Months Ended June 30,
	2010			2009
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$465,401	$12,908	5.55%	$479,828	$14,225	5.93%
Residential construction loans	87,663	2,081	4.79	163,791	4,250	5.23
Commercial mortgage loans	889,478	26,692	6.05	858,553	26,490	6.22
Commercial construction loans	123,573	1,777	2.90	220,542	3,382	3.09
Commercial loans and leases	305,765	7,697	5.07	350,377	9,438	5.43
Consumer loans	397,027	7,676	3.91	408,520	8,047	3.97
Total loans and leases (2)	2,268,907	58,831	5.22	2,481,611	65,832	5.34
Taxable securities	829,326	12,764	3.08	496,305	8,084	3.26
Tax-exempt securities (4)	163,011	5,338	6.87	159,276	5,520	7.22
Interest-bearing deposits with banks	85,890	97	0.23	69,038	89	0.26
Federal funds sold	1,764	1	0.16	2,527	3	0.22
Total interest-earning assets	3,348,898	77,031	4.64	3,208,757	79,528	5.00

Less: allowance for loan and lease losses	(69,680)			(57,158)
Cash and due from banks	44,545			45,511
Premises and equipment, net	49,058			51,158
Other assets	245,764			214,663
Total assets	$3,618,585			$3,462,931

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$283,313	175	0.12%	$248,627	227	0.18%
Regular savings deposits	162,009	87	0.11	150,945	121	0.16
Money market savings deposits	896,163	2,881	0.65	763,912	5,822	1.54
Time deposits	749,339	6,715	1.81	841,407	13,205	3.16
Total interest-bearing deposits	2,090,824	9,858	0.95	2,004,891	19,375	1.95
Other borrowings	87,665	137	0.32	81,666	138	0.34
Advances from FHLB	411,125	7,273	3.57	412,317	7,299	3.57
Subordinated debentures	35,000	445	2.54	35,000	1,111	6.35
Total interest-bearing liabilities	2,624,614	17,713	1.36	2,533,874	27,923	2.22

Noninterest-bearing demand deposits	535,843			502,179
Other liabilities	26,574			34,436
Stockholders' equity	431,554			392,442
Total liabilities and stockholders' equity	$3,618,585			$3,462,931

Net interest income and spread		$59,318	3.28%		$51,605	2.78%
Less: tax-equivalent adjustment		2,163			2,132
Net interest income		$57,155			$49,473

Interest income/earning assets			4.64%			5.00%
Interest expense/earning assets			1.07			1.76
Net interest margin			3.57%			3.24%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2010 and 2009. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.2 million and $2.1 million in 2010 and 2009, respectively.

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

Net interest income for the six months ended June 30, 2010 was $57.2 million compared to $49.5 million for the six months ended June 30, 2009, an increase of $7.7 million or 16%.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

Table 11 provides an analysis of net interest income performance that reflects an increase in the net interest margin for the first six months of 2010 of 33 basis points, or 10% when compared to the first six months of 2009. Average interest-earning assets increased by 4% from 2009 to 2010. Table 12 shows the extent to which interest income, interest expense and net interest income were affected by rate and volume changes. The increase in tax-equivalent net interest margin in 2010 was the combined result of a decrease in interest expense due to declining rates on deposits resulting from a combination of rate management and current market conditions and the stabilization of the impact of non-accrual loans on interest income on loans. These lower deposit costs were somewhat offset by lower rates on average interest-earning assets due to the decrease in loans and comparatively lower yields on a higher balance of investment securities. Average noninterest-bearing deposits increased $34 million or 7% in 2010 while the percentage of noninterest-bearing deposits to total deposits remained even at approximately 20% for both the first six months of 2010 and 2009.

Table 12– Effect of Volume and Rate Changes on Net Interest Income

	Six Months Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(7,001)	$(5,537)	$(1,464)	$(9,551)	$3,609	$(13,160)
Securities	4,498	6,359	(1,861)	1,522	5,241	(3,719)
Other earning assets	6	18	(12)	(411)	253	(664)
Total interest income	(2,497)	840	(3,337)	(8,440)	9,103	(17,543)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(52)	26	(78)	(124)	4	(128)
Regular savings deposits	(34)	8	(42)	(126)	(9)	(117)
Money market savings deposits	(2,941)	878	(3,819)	(1,528)	646	(2,174)
Time deposits	(6,490)	(1,321)	(5,169)	(2,452)	1,598	(4,050)
Total borrowings	(693)	76	(769)	84	962	(878)
Total interest expense	(10,210)	(333)	(9,877)	(4,146)	3,201	(7,347)
Net interest income	$7,713	$1,173	$6,540	$(4,294)	$5,902	$(10,196)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's interest income, excluding the adjustment for tax-equivalent income, decreased by $2.5 million or 3% for the first six months of 2010, compared to the first six months of 2009. On a tax-equivalent basis, the interest income decreased 3% compared to the prior year period. The decrease in interest income in 2010 resulted primarily from a decline in earning asset yields which was substantially offset by growth in average interest-earning assets.

During the first six months of 2010, average loans and leases, had a yield of 5.22% versus 5.34% for the prior year period and declined $212.7 million or 9%. Average residential real estate loans decreased 14% due mainly to a 46% decrease in average residential construction loans while the average total commercial loan and lease portfolio decreased 8% due largely to a 44% decrease in commercial construction loans. Average consumer loans decreased 3% due to a decline in average installment loans. During the first six months of 2010, average loans and leases comprised 68% of average earning assets, compared to 77% for the first six months of 2009. Average total securities, yielding 3.70% for the first six months of 2010 versus 4.22% in the prior year period, increased 51% to $992.3 million. Average tax-exempt securities remained virtually level compared to 2009. Average total securities comprised 30% of average earning assets in the first six months of 2010, compared to 20% in the first six months of 2009. This growth in investment securities compared to the first six months of the prior year was due mainly to the growth in deposits during 2009 resulting from the Company’s strategy to grow market share and the decline in loans due to soft loan demand and higher charge-offs.

Interest Expense
Interest expense decreased by 37% or $10.2 million in the first six months of 2010, compared to the first six months of 2009, primarily as a result of an 86 basis point decrease in the average rate paid on deposits and borrowings which decreased to 1.36% from 2.22%.

Deposit activity during the first six months of 2010 has continued to be driven primarily by a very challenging national and regional economy together with a general “flight to safety” by consumers in the face of erratic movements in the equity markets and historically low interest rates. In 2009, the Company was successful in growing its deposit market share with the introduction of a new money market deposit account which was largely responsible for the 4% increase in average interest-bearing deposits in the first six months of 2010 compared to the first six months of 2009. As the initial rate guarantees on these accounts have expired, the Company has worked to retain such deposits at lower, although competitive, rates. This effort is reflected in the decrease in average rates on money market deposits from 1.54% in the first six months of 2009 to 0.65% in the first six months of 2010. Due largely to continued competition in the deposit marketplace and consumers desire to keep deposit durations very short due to the low rates mentioned above, the Company has seen an 11% decline in the average balances of certificates of deposit accounts in the current year first six months compared to the prior year period.

Table 13 – Non-interest income

	Six Months Ended June 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Securities gains	$298	$192	$106	55.2%
Total other-than-temporary impairment ("OTTI") losses	(834)	-	(834)	-
Portion of OTTI losses recognized in other comprehensive income before taxes	745	-	745	-
Net OTTI recognized in earnings	(89)	-	(89)	-
Service charges on deposit accounts	5,417	5,714	(297)	(5.2)
Gains on sales of mortgage loans	1,629	1,808	(179)	(9.9)
Fees on sales of investment products	1,682	1,322	360	27.2
Trust and investment management fees	4,983	4,657	326	7.0
Insurance agency commissions	2,917	3,090	(173)	(5.6)
Income from bank owned life insurance	1,396	1,436	(40)	(2.8)
Visa check fees	1,595	1,386	209	15.1
Other income	3,381	3,399	(18)	(0.5)
Total non-interest income	$23,209	$23,004	$205	0.9

Non-interest Income
Total non-interest income was $23.2 million for the six month period ended June 30, 2010, a $0.2 million or 1% increase from the same period from 2009. This increase in non-interest income for the first six months of 2010 was due primarily to higher fees on sales of investment products due to growth in sales of financial products. In addition, trust and investment management fees increased 7% over the prior year period due to increased average assets under management while Visa check fees increased 15% due to a higher volume of electronic transactions. These increases were largely offset by a 5% decline in service charges on deposit accounts due to lower commercial analysis fees together with a 10% decrease in gains on sales of mortgage loans as a result of lower mortgage loans volumes reflecting current market conditions.

Table 14 – Non-interest Expense

	Six Months Ended June 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$27,552	$26,908	$644	2.4%
Occupancy expense of premises	5,799	5,323	476	8.9
Equipment expenses	2,518	2,888	(370)	(12.8)
Marketing	1,089	905	184	20.3
Outside data services	2,041	1,767	274	15.5
FDIC insurance	2,327	3,749	(1,422)	(37.9)
Amortization of intangible assets	992	2,102	(1,110)	(52.8)
Other expenses	8,941	7,466	1,475	19.8
Total non-interest expense	$51,259	$51,108	$151	0.3

Non-interest Expense
Non-interest expenses totaled $51.3 million for the six month period ended June 30, 2010, a $0.2 million increase over the same period in 2009. Other non-interest expenses increased $1.5 million or 20% over the first six months of 2009 due primarily to higher mark-to-market adjustments related to commercial loan swaps and accrued losses on mortgage commitments while marketing expenses also increased 20% due to higher advertising costs. Outside data services increased 16% compared to the prior year period due primarily to costs associated with the issuance of new Visa debit cards. Salaries and benefits expenses also increased 2% due to an increase in full time equivalent employees while occupancy expenses increased 9% due to increased grounds maintenance resulting from snow removal costs. These increases were offset by a decrease in FDIC insurance expense due to a $1.7 million one time assessment by the FDIC in the second quarter of 2009. In addition, intangibles amortization decreased 53% due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009.

Income Taxes
The Company’s effective tax rate increased to 15% for the first six months of 2010 compared to a tax benefit for the first six months of 2009. This change in the effective tax rate was caused by the much higher level in net income before taxes in excess of tax-advantaged income compared to the loss in 2009.

C. RESULTS OF OPERATIONS
For the Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Net income available to common stockholders for the second quarter of 2010 totaled $5.1 million ($0.21 per diluted share) compared to a net loss available to common stockholders of $1.5 million (($0.09) per diluted share) for the second quarter of 2009.

Net interest income increased by $4.5 million, or 19%, to $29.0 million for the three months ended June 30, 2010, while total non-interest income increased by $0.8 million, or 8% for the period. Non-interest expenses decreased $0.9 million or 3% for the quarter.

The increase in net interest income was due to a decline of 89 basis points on interest-bearing liabilities which far exceeded a decrease of 25 basis points on interest-earning assets. The primary driver in this improvement to the Company’s net interest income was the decline in the cost of deposits which decreased by 105 basis points compared to the prior year period. This was due to effective interest rate management and declining market rates resulting from a general “flight to safety” by investors as a result of volatile market conditions and a struggling economic recovery. These factors produced a net interest margin increase of 47 basis points to 3.58% for the three months ended June 30, 2010, from 3.11% for the same period of 2009.

The provision for loan and lease losses totaled $6.1 million for the second quarter of 2010 compared to $10.6 million for the same period of 2009. This decrease was due to a decline in non-performing assets from $146.3 million at June 30, 2009 to $118.0 million at June 30, 2010 while net charge-offs during the second quarter of 2010 decreased to $4.3 million from $12.1 million for the same quarter of 2009.

Table 15 – Non-interest Income

	Three Months Ended June 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Securities gains	$95	$30	$65	-%
Total other-than-temporary impairment ("OTTI") losses	(834)	-	(834)	-
Portion of OTTI losses recognized in other comprehensive income before taxes	745	-	745	-
Net OTTI recognized in earnings	(89)	-	(89)	-
Service charges on deposit accounts	2,791	2,851	(60)	(2.1)
Gains on sales of mortgage loans	1,020	786	234	29.8
Fees on sales of investment products	941	622	319	51.3
Trust and investment management fees	2,534	2,370	164	6.9
Insurance agency commissions	928	1,040	(112)	(10.8)
Income from bank owned life insurance	703	725	(22)	(3.0)
Visa check fees	855	748	107	14.3
Other income	2,091	1,858	233	12.5
Total non-interest income	$11,869	$11,030	$839	7.6

Second quarter non-interest income was $11.9 million for 2010, representing an 8% or $0.8 million increase from the second quarter of 2009. The increase in non-interest income for the quarter was due primarily to a 30% increase in gains on sales of mortgage loans due to higher mortgage loan origination volumes and declining rates while fees on sales of investments increased 51% due to growth in sales of financial products. Visa check fees increased 14% due to higher volumes of electronic transactions and other non-interest income increased 13%. These increases were partially offset by a decrease of 11% in insurance agency commissions due to lower commercial premium volume.

Table 16 – Non-interest Expense

	Three Months Ended June 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$14,181	$13,704	$477	3.5%
Occupancy expense of premises	2,709	2,548	161	6.3
Equipment expenses	1,304	1,374	(70)	(5.1)
Marketing	573	485	88	18.1
Outside data services	918	961	(43)	(4.5)
FDIC insurance	1,186	2,790	(1,604)	(57.5)
Amortization of intangible assets	496	1,047	(551)	(52.6)
Other expenses	4,586	3,949	637	16.1
Total non-interest expense	$25,953	$26,858	$(905)	(3.4)

Non-interest expenses totaled $26.0 million for the second quarter of 2010, a decrease of 3% compared to the second quarter of 2009. This decrease was due in large part to a decrease of 58% in FDIC insurance expense resulting primarily from a $1.7 million one-time special assessment in the second quarter of 2009. Intangibles amortization decreased 53% compared to the prior year period due to intangibles from branch acquisitions that had fully amortized during the third quarter of 2009. These decreases were somewhat offset by an increase in other non-interest expenses of 16% due primarily to higher accrued expenses on mortgage commitments.

Income Taxes

The effective tax rate for the second quarter of 2010 increased to 29% from a benefit for the prior year period. This increase was primarily due to an increased level of net income before income taxes which exceeded tax exempt income from investment securities and bank owned life insurance as compared to the second quarter of 2009.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income (see Table 11), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income/(Loss). The GAAP and non-GAAP efficiency ratios are reconciled in Table 17. As shown in Table 17, the GAAP efficiency ratio decreased in the first quarter of 2010 as compared to the first quarter of 2009 while the non-GAAP efficiency ratio increased slightly. This was due mainly to the decrease in intangibles amortization compared to the prior year quarter.

Table 17 – GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
GAAP efficiency ratio:
Non-interest expenses	$25,953	$26,858	$51,259	$51,108
Net interest income plus non-interest income	$40,865	$35,478	$80,364	$72,477

Efficiency ratio–GAAP	63.51%	75.70%	63.78%	70.52%

Non-GAAP efficiency ratio:
Non-interest expenses	$25,953	$26,858	$51,259	$51,108
Less non-GAAP adjustment:
Amortization of intangible assets	496	1,047	992	2,102
Non-interest expenses as adjusted	$25,457	$25,811	$50,267	$49,006

Net interest income plus non-interest income	$40,865	$35,478	$80,364	$72,477
Plus non-GAAP adjustment:
Tax-equivalent income	1,155	1,123	2,163	2,132
Less non-GAAP adjustments:
Securities gains	95	30	298	192
OTTI recognized in earnings	(89)	-	(89)	-
Net interest income plus non-interest income - as adjusted	$42,014	$36,571	$82,318	$74,417

Efficiency ratio–Non-GAAP	60.59%	70.58%	61.06%	65.85%

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the risk factors discussed in the 2009 Annual Report on Form 10-K:

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The Dodd-Frank Act also will modify consolidated capital requirements for bank holding companies, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Sandy Spring Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Item 4. (Removed and Reserved)

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

Date: August 9, 2010

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 9, 2010