Form 10-Q
period 2010-09-30
SANDY SPRING BANCORP INC
filed 2010-11-12
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to ____________

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

The number of outstanding shares of common stock outstanding as of November 3, 2010.

 Common stock, $1.00 par value – 24,011,029 shares

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Annual Report Form 10-K filed on March 12, 2010 and the following:

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

PART I – FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and due from banks	$40,511	$49,430
Federal funds sold	1,522	1,863
Interest-bearing deposits with banks	37,692	8,503
Cash and cash equivalents	79,725	59,796
Residential mortgage loans held for sale (at fair value)	19,234	12,498
Investments available-for-sale (at fair value)	960,313	858,433
Investments held-to-maturity — fair value of $111,298 and $137,787 at September 30, 2010 and December 31, 2009, respectively	106,553	132,593
Other equity securities	32,652	32,773
Total loans and leases	2,185,207	2,298,010
Less: allowance for loan and lease losses	(67,282)	(64,559)
Net loans and leases	2,117,925	2,233,451
Premises and equipment, net	48,175	49,606
Other real estate owned	10,011	7,464
Accrued interest receivable	13,083	13,653
Goodwill	76,816	76,816
Other intangible assets, net	7,050	8,537
Other assets	135,080	144,858
Total assets	$3,606,617	$3,630,478

Liabilities
Noninterest-bearing deposits	$580,309	$540,578
Interest-bearing deposits	2,005,187	2,156,264
Total deposits	2,585,496	2,696,842
Securites sold under retail repurchase agreements and federal funds purchased	97,884	89,062
Advances from FHLB	409,263	411,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	27,257	24,404
Total liabilities	3,154,900	3,256,892

Stockholders' Equity
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares authorized 83,094, shares issued and outstanding 41,547 and 83,094, net of discount of $1,239 and $2,999 at September 30, 2010 and December 31, 2009, respectively	40,308	80,095
Common stock — par value $1.00; shares authorized 49,916,906; shares issued and outstanding 24,006,748 and 16,487,852 at September 30, 2010 and December 31, 2009, respectively	24,007	16,488
Warrants	3,699	3,699
Additional paid in capital	176,582	87,334
Retained earnings	198,737	188,622
Accumulated other comprehensive income (loss)	8,384	(2,652)
Total stockholders' equity	451,717	373,586
Total liabilities and stockholders' equity	$3,606,617	$3,630,478

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) - UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$29,084	$31,280	$87,742	$96,579
Interest on loans held for sale	148	121	321	654
Interest on deposits with banks	61	23	158	112
Interest and dividends on securities:
Taxable	6,336	5,947	18,640	13,673
Exempt from federal income taxes	1,737	1,814	5,372	5,560
Interest on federal funds sold	1	-	2	3
Total interest income	37,367	39,185	112,235	116,581
Interest Expense:
Interest on deposits	3,883	8,743	13,741	28,118
Interest on retail repurchase agreements and federal funds purchased	61	87	198	225
Interest on advances from FHLB	3,676	3,706	10,949	11,005
Interest on subordinated debt	248	247	693	1,358
Total interest expense	7,868	12,783	25,581	40,706
Net interest income	29,499	26,402	86,654	75,875
Provision for loan and lease losses	2,453	34,450	23,585	55,678
Net interest income (loss) after provision for loan and lease losses	27,046	(8,048)	63,069	20,197
Non-interest Income:
Investment securities gains	25	15	323	207
Total other-than-temporary impairment ("OTTI") losses	(334)	-	(1,168)	-
Portion of OTTI losses recognized in other comprehensive income, before taxes	(46)	-	699	-
Net OTTI recognized in earnings	(380)	-	(469)	-
Service charges on deposit accounts	2,567	2,823	7,984	8,537
Gains on sales of mortgage loans	915	1,011	2,544	2,819
Fees on sales of investment products	782	740	2,464	2,062
Trust and investment management fees	2,505	2,406	7,488	7,063
Insurance agency commissions	978	1,048	3,895	4,138
Income from bank owned life insurance	709	740	2,105	2,176
Visa check fees	843	758	2,438	2,144
Other income	1,794	1,121	5,175	4,520
Total non-interest income	10,738	10,662	33,947	33,666
Non-interest Expenses:
Salaries and employee benefits	13,841	14,411	41,393	41,319
Occupancy expense of premises	2,826	2,685	8,625	8,008
Equipment expenses	1,137	1,444	3,655	4,332
Marketing	589	484	1,678	1,389
Outside data services	966	987	3,007	2,754
FDIC insurance	1,056	1,219	3,383	4,968
Amortization of intangible assets	495	1,048	1,487	3,150
Other expenses	4,429	4,289	13,370	11,755
Total non-interest expenses	25,339	26,567	76,598	77,675
Income (loss) before income taxes	12,445	(23,953)	20,418	(23,812)
Income tax expense (benefit)	3,961	(10,379)	5,174	(12,175)
Net income (loss)	$8,484	$(13,574)	$15,244	$(11,637)
Preferred stock dividends and discount accretion	2,074	1,205	4,477	3,607
Net income (loss) available to common stockholders	$6,410	$(14,779)	$10,767	$(15,244)

Net Income (Loss) Per Share Amounts:
Basic net income (loss) per share	$0.35	$(0.83)	$0.70	$(0.71)
Basic net income (loss) per common share	0.27	(0.90)	0.49	(0.93)
Diluted net income (loss) per share	$0.35	$(0.83)	$0.70	$(0.71)
Diluted net income (loss) per common share	0.27	(0.90)	0.49	(0.93)
Dividends declared per common share	$0.01	$0.12	$0.03	$0.36

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Operating activities:
Net income (loss)	$15,244	$(11,637)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,816	7,849
Net OTTI recognized in earnings	469	-
Provision for loan and lease losses	23,585	55,678
Share based compensation expense	791	1,105
Deferred income tax benefit	(1,911)	(5,868)
Origination of loans held for sale	(161,814)	(285,116)
Proceeds from sales of mortgage loans held for sale	157,182	288,253
Gains on sales of mortgage loans held for sale	(2,104)	(2,672)
Securities gains	(323)	(207)
Gains on sales of premises and equipment	(92)	-
Net decrease (increase) in accrued interest receivable	570	(1,515)
Net decrease (increase) in other assets	3,162	(13,083)
Net increase in accrued expenses and other liabilities	3,114	3,278
Other – net	4,495	2,675
Net cash provided by operating activities	48,184	38,740
Investing activities:
Purchases of other equity securities	121	(3,628)
Purchases of investments available-for-sale	(600,295)	(719,202)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	26,282	31,229
Proceeds from maturities, calls and principal payments of investments available-for-sale	512,503	213,407
Net decrease in loans and leases	83,641	108,208
Proceeds from the sales of other real estate owned	5,294	788
Contingent consideration payout	-	(2,308)
Expenditures for premises and equipment	(1,757)	(2,200)
Net cash provided (used) in investing activities	25,789	(373,706)
Financing activities:
Net (decrease) increase in deposits	(111,346)	318,230
Net increase in retail repurchase agreements and federal funds purchased	8,822	9,032
Repayment of advances from FHLB	(2,321)	(725)
Common stock issued pursuant to West Financial Services acquisition	-	628
Redemption of preferred stock	(41,547)	-
Proceeds from issuance of common stock	95,961	424
Tax benefits associated with shared based compensation	15	-
Dividends paid	(3,628)	(8,842)
Net cash provided (used) by financing activities	(54,044)	318,747
Net increase (decrease) in cash and cash equivalents	19,929	(16,219)
Cash and cash equivalents at beginning of period	59,796	105,229
Cash and cash equivalents at end of period	$79,725	$89,010

Supplemental Disclosures:
Interest payments	$25,931	$41,378
Income tax payments	181	3,920
Transfers from loans to other real estate owned	8,300	4,889

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	15,244	-	15,244
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	10,527	10,527
Change in funded status of defined benefit pension	-	-	-	-	-	509	509
Total Comprehensive Income							26,280
Redemption of preferred stock - 41,547 shares	(41,547)	-	-	-	-	-	(41,547)
Common stock dividends - $0.03 per share	-	-	-	-	(652)	-	(652)
Preferred stock dividends - $37.50 per share	-	-	-	-	(2,717)	-	(2,717)
Stock compensation expense	-	-	-	791	-	-	791
Discount accretion	1,760	-	-	-	(1,760)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 2,216 shares	-	2	-	30	-	-	32
Employee stock purchase plan - 25,519 shares	-	26	-	276	-	-	302
Restricted stock - 12,247 shares	-	12	-	(79)	-	-	(67)
Director stock purchase plan - 3,709 shares	-	4	-	68	-	-	72
DRIP plan - 205 shares	-	-	-	3	-	-	3
Balances at September 30, 2010	$40,308	$24,007	$3,699	$176,582	$198,737	$8,384	$451,717

Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net income	-	-	-	-	(11,637)	-	(11,637)
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	6,649	6,649
Change in funded status of defined benefit pension	-	-	-	-	-	613	613
Total Comprehensive Income							(4,375)
Common stock dividends - $0.36 per share	-	-	-	-	(5,957)	-	(5,957)
Preferred stock dividends - $37.49 per share	-	-	-	-	(3,116)	-	(3,116)
Stock compensation expense	-	-	-	1,105	-	-	1,105
Discount accretion	490	-	-	-	(490)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial - 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan - 28,909 shares	-	29	-	324	-	-	353
Director stock purchase plan - 2,988 shares	-	3	-	37	-	-	40
Restricted stock - 5,608 shares	-	5	-	(6)	-	-	(1)
DRIP plan – 2,441 shares	-	2	-	30	-	-	32
Balances at September 30, 2009	$79,930	$16,470	$3,699	$87,572	$193,210	$(310)	$380,571

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Sandy Spring Bancorp (“the Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (“the Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services. Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation. The Equipment Leasing Company provides leasing primarily for technology-based equipment to retail businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010. There have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Annual Report on Form 10-K.

Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation, The Equipment Leasing Company, and West Financial Services, Inc. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

The Company applies the guidance for identifying the primary beneficiary of a VIE (“variable interest entity”) and applies the required analytical approach to determine if an enterprise’s variable interests give it a controlling financial interest in the VIE. The guidance expanded the disclosure requirements for an enterprise that has a variable interest in a VIE. The application of this guidance did not have a material impact on the financial position, results of operations or cash flows of the Company.

Pending Accounting Pronouncements
In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures about activity during a reporting period, those disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2011. The purpose of the guidance is to enhance disclosures required on financing receivables and the allowance for credit losses. The disclosures will provide enhanced information on the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. This information is required to be presented on a disaggregated basis and includes the aging of the receivables, the nature and extent of any troubled debt restructurings and the effect on the allowance for credit losses. This guidance also requires disclosures of any significant purchases or sales of receivables. The application of this guidance is not expected to have any material impact on the financial position, results of operations or cash flows of the Company, but will increase the Company’s disclosures related to loans and the allowance for loan and lease losses.

NOTE 2 – INVESTMENTS
At September 30, 2010, unrealized losses associated with U.S. Government Agencies have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government. The municipal securities portfolio segment is not experiencing any significant credit problems at September 30, 2010 and the Company believes it will receive all contractual cash flows due on this portfolio. The mortgage-backed securities portfolio at September 30, 2010 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($229.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($341.7 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value. The non-credit related unrealized losses in the available-for-sale portfolio are considered temporary in nature. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity

At September 30, 2010, the Company owned a total of $3.0 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of these securities was $3.4 million as determined using broker quotations. The Company also owns pooled trust preferred securities, which total $3.8 million, with a fair value of $3.1 million. These pooled securities are backed by the trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited trading activity due to the state of the economy. There are currently very few market participants who are willing and or able to transact for these securities. Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value.
•	The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy and the fair value is determined based upon independent modeling.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

The assumptions used to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the pooled trust preferred securities.
•	Collateral performance projections for each piece of collateral in the pooled trust preferred securities (default, recovery and prepayment/amortization probabilities).
•	Terms of the structure of the pooled trust preferred securities as established in the indenture.
•
An 11.1% discount rate that was developed by using the risk free rate adjusted for a risk premium and a liquidity adjustment that considered the characteristics of the securities and the related collateral.

As part of its formal quarterly evaluation of the pooled trust preferred securities for the presence of other-than-temporary impairment (“OTTI”), the Company utilized a third party valuation service. The Company reviewed the methodology employed by the third party valuation service for reasonableness by considering a number of inputs and the appropriateness of the key underlying assumptions above. In addition, the Company also reviewed and considered the following:

•	The projected cash flows from the underlying securities that incorporate default expectations and the severity of losses;
•	The underlying cause and conditions associated with defaults or deferrals and an assessment of the relative strength of the issuer;
•	The receipt of payments on a timely basis and the ability of the issuer to make scheduled interest or principal payments;
•	The length of time and the extent to which the fair value has been less than the amortized cost;
•	Adverse conditions specifically related to the security, industry, or geographic area;
•	Historical and implied volatility of the fair value of the security;
•	Credit risk concentrations;
•	Amount of principal likely to be recovered by stated maturity;
•	Ratings changes of the security;
•	Performance of bond collateral;
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition;
•	That the securities are senior notes with first priority;
•	Other information currently available, such as the latest trustee reports; and
•	An analysis of the credit worthiness of the remaining individual pooled banks.

As a result of this evaluation, it was determined that the pooled trust preferred securities issued by banks had credit-related OTTI of $219 thousand which was recognized in earnings for the nine months ended September 30, 2010. The credit-related OTTI recognized in earnings for the three months ended September 30, 2010 was $130 thousand. Non-credit related OTTI on these securities, which are not expected to be sold and that the Company has the ability to hold until maturity, was $699 thousand for the nine months ended September 30, 2010. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2010. All payments have been received as contractually required on these securities at September 30, 2010.

At September 30, 2010, the Company held $350 thousand in marketable equity securities of two entities. The quarterly review of the financial statements and review of other recently available data determined that OTTI existed with respect to one of the investments. As a result, the Company recognized in earnings for the three and nine months ended September 30, 2010 credit-related OTTI of $250 thousand which represented the Company’s entire investment in the particular institution.

Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are as follows:

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$333,458	$5,635	$(1)	$339,092	$352,841	$3,190	$(434)	$355,597
State and municipal	41,093	2,565	-	43,658	41,283	903	(44)	42,142
Mortgage-backed	554,928	16,066	(75)	570,919	449,722	5,767	(1,491)	453,998
Trust preferred	6,828	415	(699)	6,544	7,841	180	(1,675)	6,346
Total debt securities	936,307	24,681	(775)	960,213	851,687	10,040	(3,644)	858,083
Marketable equity securities	100	-	-	100	350	-	-	350
Total investments available-for-sale	$936,407	$24,681	$(775)	$960,313	$852,037	$10,040	$(3,644)	$858,433

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are as follows:

As of September 30, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,981	$1	$-	$1
Mortgage-backed	7	50,405	74	1	75
Trust preferred	2	3,353	-	699	699
Total	10	$63,739	$75	$700	$775

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	10	$72,793	$434	$-	$434
State and municipal	5	5,805	40	4	44
Mortgage-backed	30	150,369	1,454	37	1,491
Trust preferred	3	4,366	24	1,651	1,675
Total	48	$233,333	$1,952	$1,692	$3,644

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2010 and December 31, 2009 by contractual maturity are shown in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$41,515	$41,852	$56,739	$57,454
Due after one year through five years	174,484	179,412	273,351	275,712
Due after five years through ten years	216,805	219,646	70,770	71,132
Due after ten years	503,503	519,303	450,827	453,785
Total debt securities available for sale	$936,307	$960,213	$851,687	$858,083

At September 30, 2010 and December 31, 2009, investments available-for-sale with a book value of $233.2 million and $290.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2010 and December 31, 2009.

 Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are as follows:

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$106,032	$4,699	$(4)	$110,727	$131,996	$5,156	$(1)	$137,151
Mortgage-backed	521	50	-	571	597	39	-	636
Total investments held-to-maturity	$106,553	$4,749	$(4)	$111,298	$132,593	$5,195	$(1)	$137,787

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are as follows:

As of September 30, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	2	$400	$2	$2	$4
Total	2	$400	$2	$2	$4

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,782	$1	$-	$1
Total	4	$1,782	$1	$-	$1
The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held to maturity at September 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$20,701	$21,108	$13,626	$13,800
Due after one year through five years	20,174	21,605	26,356	27,687
Due after five years through ten years	25,694	26,888	34,545	35,776
Due after ten years	39,984	41,697	58,066	60,524
Total debt securities held-to-maturity	$106,553	$111,298	$132,593	$137,787

At September 30, 2010 and December 31, 2009, investments held to maturity with a book value of $90.3 million and $115.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2010 and December 31, 2009.

Equity securities

Other equity securities are composed primarily of FHLB stock and Federal Reserve Bank stock, at cost. With respect to the FHLB stock, the Company has received the most recent quarterly dividend that was due. Additionally, on June 30, 2010, the FHLB announced that it will begin repurchasing excess stock on July 15, 2010. The Company has determined through a comprehensive review that there have been no other events that would result in a significant adverse effect on the fair value of the FHLB stock and that the par value of this investment will ultimately be recovered.

Other equity securities for the periods indicated are as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Federal Reserve Bank stock	$7,530	$7,531
Federal Home Loan Bank of Atlanta stock	25,047	25,167
Atlantic Central Bank stock	75	75
Total equity securities	$32,652	$32,773

NOTE 3 – LOANS AND LEASES
Major categories for the periods indicated are presented below:

	September 30,	December 31,
(In thousands)	2010	2009
Residential real estate:
Residential mortgages	$442,723	$457,414
Residential construction	92,485	92,283
Commercial loans and leases:
Commercial mortgages	903,195	894,951
Commercial construction	96,823	131,789
Commercial business	240,671	296,220
Leases	17,895	25,704
Consumer	391,415	399,649
Total loans and leases	$2,185,207	$2,298,010

NOTE 4 – ALLOWANCE FOR LOAN AND LEASE LOSSES
Activity in the allowance for loan and lease losses for the periods indicated is presented below:
	Nine Months Ended September 30,
(In thousands)	2010	2009
Balance at beginning of period	$64,559	$50,526
Provision for loan and lease losses	23,585	55,678
Loan and lease charge-offs	(23,969)	(43,871)
Loan and lease recoveries	3,107	604
Net charge-offs	(20,862)	(43,267)
Balance at end of period	$67,282	$62,937

Information regarding the composition of impaired loans and the associated specific reserves for the periods indicated is as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Impaired loans with specific reserves
Commercial mortgage	$20,091	$8,693
Commercial construction	13,490	7,571
Commercial business	9,033	7,419
Total impaired loans with specific reserves	42,614	23,683

Impaired loans without specific reserves
Commercial mortgage	2,709	12,166
Commercial construction	27,268	58,720
Commercial business	1,714	4,883
Total impaired loans without specific reserves	31,691	75,769
Total impaired loans	$74,305	$99,452

Allowance for loan and lease losses related to impaired loans	$10,602	$6,613
Allowance for loan and lease losses related to other than impaired loans	56,680	57,946
Total allowance for loan and lease losses	$67,282	$64,559

Average impaired loans for the year	$84,673	$100,387
Contractual interest income due on loans in non-accrual status during the year	$4,434	$6,355
Interest income on impaired loans recognized on a cash basis	$-	$-

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
.
On July 21, 2010, the Company repaid the U.S. Treasury for half of the preferred stock issued under the Troubled Asset Relief Program (“TARP”) which amounted to $41.5 million of the $83.0 million of preferred stock issued by the Company in December 2008 as part of TARP. The repayment resulted in a reduction of the associated preferred dividends and Tier 1 regulatory capital. As a result of the repayment, the Company recognized $1.3 million in accelerated discount accretion during the third quarter of 2010. This transaction had no effect on the outstanding warrant to purchase common shares sold to the U.S. Treasury as part of the original issuance of the preferred stock.

Management intends to use the remainder of the net proceeds from the aforementioned sale of common shares for general corporate purposes which may include financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in, the Company’s subsidiaries and repaying, reducing or refinancing indebtedness, which could include repayment of the remaining preferred stock issued by the Company as part of the TARP. The precise amounts and the timing of the use of the remaining net proceeds will depend upon market conditions, the Company’s subsidiaries’ funding requirements, the availability of other funds and other factors. Until the remaining net proceeds from the sale of any of the Company’s securities are used for general corporate purposes, the proceeds will be used to reduce the Company’s indebtedness or for temporary investments

NOTE 6 – SHARE BASED COMPENSATION
At September 30, 2010, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the Board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,107,225 are available for issuance at September 30, 2010, has a term of ten years, and is administered by a committee comprised of at least three directors appointed by the Board of Directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The committee has the discretion to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense related to awards of stock options and restricted stock was $0.3 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively. The Company recognized compensation expense related to the awards of stock options and restricted stock grants of $0.8 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. Stock options exercised in the nine months ended September 30, 2010 had an immaterial intrinsic value. No stock options were exercised for the nine months ended September 30, 2009. The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of September 30, 2010. That cost is expected to be recognized over a period of approximately 1.9 years. The total of unrecognized compensation cost related to restricted stock was approximately $2.5 million as of September 30, 2010. That cost is expected to be recognized over a period of approximately 3.6 years.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2010	833,727	$32.56		$216
Granted	37,389	$15.00		18
Exercised	(2,216)	$14.54		(7)
Forfeited or expired	(71,283)	$35.25		-
Balance at September 30, 2010	797,617	$31.54	3.2	$227

Exercisable at September 30, 2010	691,016	$33.71	2.9	$70

Weighted average fair value of options granted during the year		$6.65

A summary of the activity for the Company’s non-vested options and restricted stock for the period indicated is presented on the following tables:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2010	123,088	$3.88
Granted	37,389	$6.65
Vested	(50,163)	$4.04
Forfeited or expired	(3,713)	$3.74
Non-vested options at September 30, 2010	106,601	$4.78

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	Of Shares	Fair Value
Restricted stock at January 1, 2010	111,173	$16.64
Granted	104,281	$15.00
Vested	(25,736)	$14.85
Forfeited or expired	(1,723)	$(23.51)
Restricted stock at September 30, 2010	187,995	$16.34

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

Net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest cost on projected benefit obligation	$401	$361	$1,083	$1,076
Expected return on plan assets	(326)	(300)	(876)	(942)
Recognized net actuarial loss	317	342	846	1,020
Net periodic benefit cost	$392	$403	$1,053	$1,154

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At September 30, 2010, there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s pension plan assets at September 30, 2010 and December 31, 2009 by asset category are as follows:

	At September 30, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,902	$-	$-	$13,902
Equity Securities:
Common Stocks	4,141	-	-	4,141
American Depositary Receipts	1,127	-	-	1,127
Fixed income securities:
U. S. Government Agencies	-	850	-	850
Corporate bonds	-	6,580	-	6,580
Other	103	-	-	103
Total pension plan sssets	$19,273	$7,430	$-	$26,703

	At December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,405	$-	$-	$13,405
Equity Securities:
Common Stocks	6,471	-	-	6,471
American Depositary Receipts	1,488	-	-	1,488
Fixed income securities:
U. S. Government Agencies	-	2,269	-	2,269
Corporate bonds	-	3,112	-	3,112
Other	96	-	-	96
Total pension plan sssets	$21,460	$5,381	$-	$26,841

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company’s match vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in non-interest expenses and totaled $0.3 million for both of the three month periods ended September 30, 2010 and 2009, and $1.0 million for both of the nine month periods ended September 30, 2010 and 2009.

Executive Incentive Retirement Plan
In past years, the Company had Supplemental Executive Retirement Agreements ("SERAs") with its executive officers providing for retirement income benefits as well as pre-retirement death benefits. Retirement benefits payable under the SERAs, if any, were integrated with other pension plan and Social Security retirement benefits expected to be received by the executive. The Company accrued the present value of these benefits over the remaining number of years to the executives' retirement dates. Effective January 1, 2008, these agreements were replaced with a defined contribution plan, the “Executive Incentive Retirement Plan” or “the Plan”. Benefits under the SERAs were reduced to a fixed amount as of December 31, 2007, and those amounts accrued were transferred to the new plan on behalf of each participant. Additionally, under the new Plan, officers designated by the board of directors earned a deferral bonus which was accrued annually based on the Company’s financial performance compared to a selected group of peer banks. For current participants, accruals for 2008 vested immediately. Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service. No bonus was accrued in 2010 or 2009 due to limitations placed on such incentive plans under TARP. Benefit costs related to the Plan included in non-interest expense for three months ended September 30, 2010 and 2009 totaled $39 thousand and $0.1 million, respectively. For the nine months ended September 30, 2010 and 2009, the Plan incurred expenses of $.01 million and $0.3 million, respectively.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents a summary of per share data and amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$8,484	$(13,574)	$15,244	$(11,637)
Less: Dividends - preferred stock	2,074	1,205	4,477	3,607
Net income (loss) available to common stockholders	$6,410	$(14,779)	$10,767	$(15,244)

Basic:
Basic weighted average EPS shares	24,004	16,467	21,772	16,439

Basic net income (loss) per share	$0.35	$(0.83)	$0.70	$(0.71)
Basic net income (loss) per common share	0.27	(0.90)	0.49	(0.93)

Diluted:
Basic weighted average EPS shares	24,004	16,467	21,772	16,439
Dilutive common stock equivalents	98	-	40	-
Dilutive EPS shares	24,102	16,467	21,812	16,439

Diluted net income (loss) per share	$0.35	$(0.83)	$0.70	$(0.71)
Diluted net income (loss) per common share	0.27	(0.90)	0.49	(0.93)

Anti-dilutive shares	655	789	790	961

Certain dilutive common stock equivalents, comprised of unexercised/unvested issuances of shared-based compensation, have been excluded from the computation of EPS in certain periods if the result would be anti-dilutive.

NOTE 10 – OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Company, non-owner changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments. These do not have an impact on the Company’s net income (loss). Below are the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2010	2009
Net income (loss)	$15,244	$(11,637)
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	17,187	10,852
Related income tax expense	(6,854)	(4,328)
Net investment gains (losses) reclassified into earnings	323	207
Related income tax expense	(129)	(82)
Net effect on other comprehensive income for the period	10,527	6,649

Defined benefit pension plan:
Recognition of unrealized gain	846	1,020
Related income tax expense	(337)	(407)
Net effect on other comprehensive income for the period	509	613
Total other comprehensive income	11,036	7,262
Comprehensive income (loss)	$26,280	$(4,375)

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains on Investments Available- for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2009	$3,845	$(6,497)	$(2,652)
Period change, net of tax	10,527	509	11,036
Balance at September 30, 2010	$14,372	$(5,988)	$8,384

(In thousands)	Unrealized Gains on Investments Available- for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2008	$461	$(8,033)	$(7,572)
Period change, net of tax	6,649	613	7,262
Balance at September 30, 2009	$7,110	$(7,420)	$(310)

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

Investment available-for-sale
The types of instruments valued based on quoted market prices in active markets include U.S. government agency securities, many state and municipal government obligations, mortgage-backed securities (comprised entirely of either the most senior tranches of GNMA collateralized mortgage obligations or GNMA, FNMA or FHLMC mortgage-backed securities) and equity securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, liquid mortgage-backed securities, less liquid equities and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 are positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management uses a process that employs certain assumptions to determine the present value, for further information, refer to Note 2 – Investments.

The Company owns $3.8 million of collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies that have exhibited limited trading activity due to the state of the economy at September 30, 2010 and December 31, 2009, respectively. There are currently very few market participants who are willing and or able to transact for these securities.

Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value.
•	The pooled trust preferred securities will be classified within Level 3 of the fair value and the fair value determined based on independent modeling.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

Interest rate swap agreements
Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets and liabilities in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities for the periods indicated, that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$19,234	$-	$19,234
Investments available-for-sale:
U.S. government agencies		339,092		339,092
State and municipal		43,658		43,658
Mortgage-backed		570,919		570,919
Trust preferred		3,410	3,134	6,544
Marketable equity securities		100		100
Interest rate swap agreements	-	1,673	-	1,673

Liabilities
Interest rate swap agreements	$-	$(1,673)	$-	$(1,673)

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$12,498	$-	$12,498
Investments available-for-sale:	-	855,300
U.S. government agencies		355,597		355,597
State and municipal		42,142		42,142
Mortgage-backed		453,998		453,998
Trust preferred		3,213	3,133	6,346
Marketable equity securities		350		350
Interest rate swap agreements	-	289	-	289

Liabilities
Interest rate swap agreements	$-	$(289)	$-	$(289)

The following table provides unrealized losses included in assets measured in the consolidated balance sheets at fair value on a recurring basis that are still held at September 30, 2010.

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2009	$3,133
Total OTTI included in earnings	(219)
Principal redemption	(656)
Total unrealized gains included in other comprehensive income (loss)	876
Balance at September 30, 2010	$3,134

Assets Measured at Fair Value on a Non-recurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$63,703	$63,703	$9,058
Other real estate owned	-	-	10,011	10,011	533
Total	$-	$-	$73,714	$73,714	$9,591

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$92,810	$92,810	$39,241

At September 30, 2010, impaired loans totaling $74.3 million were written down to fair value of $63.7 million as a result of specific loan loss reserves of $10.6 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $99.5 million were written down to fair value of $92.8 million at December 31, 2009 as a result of specific loan loss reserves of $6.6 million associated with the impaired loans.

Impaired loans are valued based on the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent and are classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The estimated fair value for other real estate owned included in Level 3 is determined by either an independent market based appraisal less cost to sell, that may be reduced further based on market expectations or an executed sales agreement.

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

Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant portion of the Company's financial instruments, the fair value of such instruments has been derived based on the amount and timing of future cash flows and estimated discount rates.

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

The estimated fair values of the Company's financial instruments are as follows for the periods indicated:

	At September 30, 2010		At December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$98,959	$98,959	$72,294	$72,294
Investments available-for-sale	960,313	960,313	858,433	858,433
Investments held-to-maturity and other equity securities	139,205	143,950	165,366	170,560
Loans, net of allowance	2,117,925	1,872,245	2,233,451	2,022,029
Accrued interest receivable and other assets (2)	92,523	92,523	89,315	89,315

Financial Liabilities
Deposits	$2,585,496	$2,592,086	$2,696,842	$2,702,142
Securities sold under retail repurchase agreements and federal funds purchased	97,884	97,884	89,062	89,062
Advances from FHLB	409,263	456,211	411,584	441,020
Subordinated debentures	35,000	8,837	35,000	8,077
Accrued interest payable and other liabilities (2)	4,450	4,450	3,156	3,156

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

Securities sold under repurchase agreements and federal funds purchased. The carrying amount approximated the fair value of such borrowings due to their variable interest rates and the short terms.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. The income of Sandy Spring Bancorp, the parent company, is included in the Community Banking segment, as the majority of its functions are related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Included in Community Banking expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.3 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively. For the nine month period ended September 30, 2010 and 2009, the amortization related to acquired entities totaled $1.0 million and $2.4 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges were associated with amortization of intangibles related to acquired entities for the three months ended September 30, 2010 and 2009 were $.1 million. Non-cash charges associated with amortization amounted to $0.2 million for the nine months ended September 30, 2010 and 2009.

The Leasing segment is conducted through The Equipment Leasing Company, a subsidiary of the Bank that provides leases for essential commercial equipment used by small to medium sized businesses. Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida. The typical lease is categorized as a financing lease and is characterized as a “small ticket” by industry standards, averaging less than $100 thousand per lease, with individual leases generally not exceeding $500 thousand. Major revenue sources include interest income. Expenses include personnel and support charges

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $718 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Included in investment management expenses are non-cash charges associated with amortization of intangibles related to acquired entities totaling $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. These charges amounted to $0.2 million and $0.6 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Information about operating segments and reconciliation of such information to the consolidated financial statements follows for the periods indicated:

	Three Months Ended September 30, 2010
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$37,110	$2	$340	$2	$(87)	$37,367
Interest expense	7,871	-	84	-	(87)	7,868
Provision for loan and lease losses	2,453	-	-	-	-	2,453
Non-interest income	8,565	1,102	58	1,216	(203)	10,738
Non-interest expenses	23,679	1,080	65	718	(203)	25,339
Income before income taxes	11,672	24	249	500	-	12,445
Income tax expense	3,668	10	88	195	-	3,961
Net income	$8,004	$14	$161	$305	$-	$8,484

Assets	$3,613,455	$12,764	$18,385	$13,079	$(51,066)	$3,606,617

	Three Months Ended September 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$38,823	$2	$551	$1	$(192)	$39,185
Interest expense	12,785	-	190	-	(192)	12,783
Provision for loan and lease losses	34,450	-	-	-	-	34,450
Non-interest income	8,302	1,224	88	1,201	(153)	10,662
Non-interest expenses	24,563	1,174	126	857	(153)	26,567
Income (loss) before income taxes	(24,673)	52	323	345	-	(23,953)
Income tax expense (benefit)	(10,653)	21	118	135	-	(10,379)
Net income (loss)	$(14,020)	$31	$205	$210	$-	$(13,574)

Assets	$3,644,641	$12,348	$28,147	$11,931	$(64,676)	$3,632,391

	Nine Months Ended September 30, 2010
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$111,370	$6	$1,184	$4	$(329)	$112,235
Interest expense	25,590	-	320	-	(329)	25,581
Provision for loan and lease losses	23,585	-	-	-	-	23,585
Non-interest income	26,354	4,348	142	3,711	(608)	33,947
Non-interest expenses	71,179	3,396	294	2,337	(608)	76,598
Income before income taxes	17,370	958	712	1,378	-	20,418
Income tax expense	3,975	387	275	537	-	5,174
Net income	$13,395	$571	$437	$841	$-	$15,244

Assets	$3,613,455	$12,764	$18,385	$13,079	$(51,066)	$3,606,617

	Nine Months Ended September 30, 2009
	Community			Investment	Inter-Segment
(In thousands)	Banking	Insurance	Leasing	Mgmt.	Elimination	Total
Interest income	$115,434	$5	$1,785	$4	$(647)	$116,581
Interest expense	40,714	-	639	-	(647)	40,706
Provision for loan and lease losses	55,678	-	-	-	-	55,678
Non-interest income	25,773	4,733	231	3,388	(459)	33,666
Non-interest expenses	71,247	3,767	479	2,641	(459)	77,675
Income (loss) before income taxes	(26,432)	971	898	751	-	(23,812)
Income tax expense (benefit)	(13,210)	392	350	293	-	(12,175)
Net income (loss)	$(13,222)	$579	$548	$458	$-	$(11,637)

Assets	$3,644,641	$12,348	$28,147	$11,931	$(64,676)	$3,632,391

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company

Sandy Spring Bancorp (the “Company”) is the registered bank holding company for Sandy Spring Bank (the "Bank"), headquartered in Olney, Maryland.  The Bank operates forty three community offices in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s Counties in Maryland and Fairfax and Loudoun counties in Virginia, together with an insurance subsidiary, equipment leasing company and an investment management company in McLean, Virginia.

The Company offers a broad range of financial services to consumers and businesses in this market area. Through September 30, 2010, average commercial loans and leases and commercial real estate loans accounted for approximately 58% of the Company’s loan and lease portfolio, and average consumer and residential real estate loans accounted for approximately 42%. The Company has established a strategy of independence and intends to establish or acquire additional offices, banking organizations, and non-banking organizations as appropriate opportunities arise.

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

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of the Company’s loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans,  (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Company’s credit administration and loan and lease portfolio management processes, and (7) quality of the Company’s credit risk identification processes. This component comprised 84% of the total allowance at September 30, 2010 and 89% at December 31, 2009.

A specific allowance is used to establish an allowance for individual impaired credits and is based on the Company’s calculation of the potential loss imbedded in an individual loan. At September 30, 2010, the specific allowance accounted for 16% of the total allowance as compared to 11% at December 31, 2009. The process of evaluating whether a loan is impaired includes consideration of the borrower’s financial condition, resources and payment record, the sufficiency of collateral and to a lesser extent, the credible financial support from guarantors. The measurement of impairment for individual impaired credits is based on the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs), if the loan is collateral dependent.  The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. For this testing the Company typically works together with a third-party valuation firm to perform a “step one” test for potential goodwill impairment.  At September 30, 2010 it was determined that there was no evidence of impairment of goodwill or intangibles.

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

Fair Value
The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities available for sale and commercial loan interest rate swap agreements.  The Company elected, at its option, to measure mortgage loans held for sale at fair value. Loans where it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a non-recurring basis. In addition, other real estate owned is also measured at fair value by the Company on a non-recurring basis.

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
The Company's total assets were $3.6 billion at September 30, 2010, decreasing $23.9 million or 1% during the first nine months of 2010.  Earning assets remained virtually level for the first nine months of the year at $3.3 billion at September 30, 2010.  The decrease in total assets for the first nine months of the year was due primarily to a 5% decline in loans as a result of current conditions in both the national and regional economy. Also contributing to this decrease was the repayment by the Company of half of the preferred stock issued to the U.S. Treasury under TARP. The Company repurchased 41,547 shares for $41.5 million on July 21, 2010.

Loans and Leases
Total loans and leases, excluding loans held for sale, decreased $112.8 million or 5% during the first nine months of 2010 to $2.2 billion. Residential real estate loans, comprised of residential construction and permanent residential mortgage loans, decreased $14.5 million or 3%, to $535.2 million at September 30, 2010.  Permanent residential mortgages declined to $442.7 million in 2010, a decrease of $14.7 million or 3% reflecting greatly reduced demand for adjustable rate mortgages due to regional economic conditions. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans remained virtually level for the first nine months of 2010 at $92.5 million as of September 30, 2010.

Commercial loans and leases, which includes commercial real estate loans, commercial construction loans, equipment leases and commercial business loans, decreased by $90.1 million or 7%, to $1.3 billion at September 30, 2010. This decrease was due primarily to loan pay-downs and charge-offs of problem credits during the year resulting from the Company’s aggressive efforts to reduce its non-performing assets. In addition, soft loan demand resulting from continuing weak market conditions in the regional and national economies played a role in reducing these loan balances as pay-off of performing credits outpaced new originations.

The Company's commercial real estate mortgage loans are secured by owner occupied properties (60%) where an established banking relationship exists or, to a lesser extent, by investment properties (40%) such as warehouse, retail, and office space with a history of occupancy and cash flow.  The relatively low increase in commercial real estate loans and the decreases in commercial construction and commercial business loans were due primarily to the lower level of loan demand caused by weak economic conditions in the markets in which the Company does business.

Consumer lending continues to be an integral part of the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines of credit.  The consumer loan portfolio decreased 2% or $8.2 million, to $391.4 million at September 30, 2010.  This decline was driven largely by a decrease of $6.2 million or 16% in installment loans to $31.9 million at quarter-end. Home equity lines and loans remained virtually even with the prior year-end at $352.5 million at September 30, 2010.

Table 1– Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio for the periods indicated.

	September 30, 2010		December 31, 2009		2010/2009
(In thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgages	$442,723	20.3%	$457,414	19.9%	$(14,691)	(3.2)%
Residential construction	92,485	4.2	92,283	4.0	202	0.2
Commercial loans and leases:
Commercial mortgage	903,195	41.4	894,951	39.0	8,244	0.9
Commercial construction	96,823	4.4	131,789	5.7	(34,966)	(26.5)
Commercial business	240,671	11.0	296,220	12.9	(55,549)	(18.8)
Leases	17,895	0.8	25,704	1.1	(7,809)	(30.4)
Consumer	391,415	17.9	399,649	17.4	(8,234)	(2.1)
Total loans and leases	$2,185,207	100.0%	$2,298,010	100.0%	$(112,803)	(4.9)

Investments
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased $75.7 million or 7% to $1.1 billion at September 30, 2010, from $1.0 billion at December 31, 2009. This increase was due primarily to investment of excess liquidity due to the decline in the loan portfolio during the first nine months of 2010.

Table 2 – Analysis of Securities
The composition of securities for the periods indicated is reflected in the following table:
	September 30,	December 31,	2010/2009
(In thousands)	2010	2009	$ Change	% Change
Available-for-Sale: (1)
U.S. government agencies and corporations	$339,092	$355,597	$(16,505)	(4.6)%
State and municipal	43,658	42,142	1,516	3.6
Mortgage-backed (2)	570,919	453,998	116,921	25.8
Trust preferred	6,544	6,346	198	3.1
Marketable equity securities	100	350	(250)	(71.4)
Total available-for-sale	960,313	858,433	101,880	11.9

Held-to-Maturity and Other Equity
State and municipal	106,032	131,996	(25,964)	(19.7)
Mortgage-backed (2)	521	597	(76)	(12.7)
Other equity securities	32,652	32,773	(121)	(0.4)
Total held-to-maturity and other equity	139,205	165,366	(26,161)	(15.8)
Total securities	$1,099,518	$1,023,799	$75,719	7.4

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

Portfolio quality discussion
At September 30, 2010, unrealized losses associated with U.S. Government Agencies have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The municipal securities portfolio segment is not experiencing any significant credit problems at September 30, 2010 and the Company believes it will receive all contractual cash flows due on this portfolio.  The mortgage-backed securities portfolio at September 30, 2010 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($229.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($341.7 million).  Any associated unrealized losses have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At September 30, 2010, the Company owned a total of $3.0 million in securities backed by single issuer trust preferred securities issued by banks. The fair value of these securities was $3.4 million as determined using broker quotations. The Company also owns pooled trust preferred securities, which total $3.8 million, with a fair value of $3.1 million.  These pooled securities are backed by the trust preferred securities issued by banks, thrifts, and insurance companies. These particular securities have exhibited limited trading activity due to the state of the economy.  There are currently very few market participants who are willing and or able to transact for these securities.  Given current conditions in the debt markets and the absence of observable transactions in the secondary markets, the Company has determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value.
•	The pooled trust preferred securities will be classified within Level 3 of the fair value hierarchy and the fair value is determined based upon independent modeling.
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than a market approach valuation technique.

The assumptions used to determine fair value on a present value basis, in the absence of observable trading prices as noted, included the following:
•	Detailed credit and structural evaluation for each piece of collateral in the pooled trust preferred securities.
•	Collateral performance projections for each piece of collateral in the pooled trust preferred securities (default, recovery and prepayment/amortization probabilities).
•	Terms of the structure of the pooled trust preferred securities as established in the indenture.
•
An 11.1% discount rate that was developed by using the risk free rate adjusted for a risk premium and a liquidity adjustment that considered the characteristics of the securities and the related collateral

As part of its formal quarterly evaluation of the pooled trust preferred securities for the presence of other-than-temporary impairment (“OTTI”), the Company utilized a third party valuation service.  The Company reviewed the methodology employed by the third party valuation service for reasonableness by considering a number of inputs and the appropriateness of the key underlying assumptions above.  In addition, the Company also reviewed and considered the following:

•	The projected cash flows from the underlying securities that incorporate default expectations and the severity of losses;
•	The underlying cause and conditions associated with defaults or deferrals and an assessment of the relative strength of the issuer;
•	The receipt of payments on a timely basis and the ability of the issuer to make scheduled interest or principal payments;
•	The length of time and the extent to which the fair value has been less than the amortized cost;
•	Adverse conditions specifically related to the security, industry, or geographic area;
•	Historical and implied volatility of the fair value of the security;
•	Credit risk concentrations;
•	Amount of principal likely to be recovered by stated maturity;
•	Ratings changes of the security;
•	Performance of bond collateral;
•	Recoveries of additional declines in fair value subsequent to the date of the statement of condition;
•	That the securities are senior notes with first priority;
•	Other information currently available, such as the latest trustee reports; and
•	An analysis of the credit worthiness of the remaining individual pooled banks.

As a result of this evaluation, it was determined that the pooled trust preferred securities issued by banks had credit-related OTTI of $219 thousand which was recognized in earnings for the nine months ended September 30, 2010.  The credit-related OTTI recognized in earnings for the three months ended September 30, 2010 was $130 thousand. Non-credit related OTTI on these securities, which are not expected to be sold and that the Company has the ability to hold until maturity, was $699 thousand and was recognized in other comprehensive income (“OCI”) at September 30, 2010.  At September 30, 2010, all payments have been received as contractually required on these securities.

At September 30, 2010, the Company held $350 thousand in marketable equity securities of two entities. The quarterly review of the financial statements and review of other recently available data determined that OTTI existed with respect to one of the investments. As a result, the Company recognized in earnings for the three and nine months ended September 30, 2010 credit-related OTTI of $250 thousand which represented the Company’s entire investment in the particular institution.

Table 3 – Analysis of Deposits
The composition of deposits for the periods indicated is reflected in the following table:

	September 30, 2010		December 31, 2009		2010/2009
(In thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$580,309	22.4%	$540,578	20.0%	$39,731	7.3%
Interest-bearing deposits:
Demand	294,487	11.4	282,045	10.5	12,442	4.4
Money market savings	884,537	34.2	931,362	34.5	(46,825)	(5.0)
Regular savings	165,169	6.4	157,072	5.8	8,097	5.2
Time deposits of less than $100,000	369,019	14.3	421,978	15.7	(52,959)	(12.6)
Time deposits of $100,000 or more	291,975	11.3	363,807	13.5	(71,832)	(19.7)
Total interest-bearing deposits	2,005,187	77.6	2,156,264	80.0	(151,077)	(7.0)
Total deposits	$2,585,496	100.0%	$2,696,842	100.0%	$(111,346)	(4.1)

Deposits and Borrowings
Total deposits were $2.6 billion at September 30, 2010, decreasing $111.3 million or 4% compared to December 31, 2009. Balances for non-interest-bearing demand deposits at September 30, 2010 increased $39.7 million or 7% over the previous year-end while interest-bearing deposits declined $151.0 million or 7%. The decrease in interest-bearing deposits was due in large part to a decline in money market savings and time deposit accounts due to clients redeploying these funds in search of higher rates or into short-term accounts to await an increase in overall market rates. This is reflected somewhat in the increases in noninterest-bearing and regular savings accounts. When deposits are combined with retail repurchase agreements from core customers, the overall decline in customer funding sources totaled 3% compared to the previous year-end. Total borrowings increased by $6.5 million or 1% to $542.1 million at September 30, 2010 due mainly to an increase in retail repurchase agreements.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. On March 17, 2010, the Company completed an offering of 7.5 million common shares at a price of $13.50 per share, before the underwriting discount of $.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Each share of the issued common stock has the same relative rights as, and is identical in all respects with, each other share of common stock. In July, 2010, the Company received approval from the U. S. Treasury to repurchase half of the Series A Preferred Stock issued pursuant to the Company’s participation in the TARP Capital Purchase Program. Accordingly, on July 21, 2010 the Company repurchased 41,547 preferred shares for approximately $41.5 million. As a result of this repayment, the Company recognized $1.3 million in accelerated discount accretion in the third quarter of 2010. This transaction had no effect on the outstanding warrant to purchase common shares sold to the U. S. Treasury as part of the original issuance of the preferred stock. The Company intends to work with the Treasury to secure approval for repurchase of the remaining preferred shares.  Largely as a result of these two transactions, stockholders’ equity increased to $451.7 million at September 30, 2010, an increase of 21% or $78.1 million from $373.6 million at December 31, 2009.

External capital formation, resulting from the Company’s common stock offering earlier this year, together with exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $96.0 million during the first nine months of 2010.

Stockholders’ equity was also affected by an increase of $11.0 million, net of tax, in accumulated other comprehensive income from December 31, 2009 to September 30, 2010. The ratio of average equity to average assets was 12.14% at September 30, 2010 as compared to 10.94% at December 31, 2009.

Regulatory Capital
Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy for the bank holding company are summarized in the following table.

Table 4 – Risk-Based Capital Ratios

	Ratios at		Minimum
	September 30,	December 31,	Regulatory
	2010	2009	Requirements
Total Capital to risk-weighted assets	16.56%	13.27%	8.00%

Tier 1 Capital to risk-weighted assets	15.29%	12.01%	4.00%

Tier 1 Leverage	11.15%	9.09%	3.00%

Tier 1 capital of $394.2 million and total qualifying capital of $426.9 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, Tier 1 capital included $41.5 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above. Lastly, both Tier 1 and total qualifying capital include the proceeds of the Company’s common stock offering of $95.6 million which was completed in March, 2010. Should the Company receive approval to repurchase the remaining TARP Series A Preferred Stock, as mentioned previously, these ratios will decrease in the coming quarter. The most recent notification from the Federal Reserve Bank of Richmond categorized the subsidiary bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators

Tangible Common Equity

Tangible equity and tangible assets are non-GAAP financial measures calculated using GAAP amounts. Tangible equity excludes the balance of goodwill and other intangible assets from our calculation of stockholders’ equity. Tangible assets exclude the balance of goodwill and other intangible assets from our calculation of total assets.  Management believes that this non-GAAP financial measure provides an important benchmark that is useful to investors in understanding and assessing the financial condition of the Company.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets is provided on the following table.

Table 5 – Tangible Common Equity Ratio – Non-GAAP

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Tangible common equity ratio:
Total stockholders' equity	$451,717	$373,586
Accumulated other comprehensive income (loss)	(8,384)	2,652
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(7,050)	(8,537)
Preferred stock	(40,308)	(80,095)
Tangible common equity	$319,159	$210,790

Total assets	$3,606,617	$3,630,478
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(7,050)	(8,537)
Tangible assets	$3,522,751	$3,545,125

Tangible common equity ratio	9.06%	5.95%

Credit Risk

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 78% of total loans and leases at September 30, 2010, compared to 74% at December 31, 2009.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss.

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans generally experience medium credit losses.  Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore, the Bank has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Recent economic conditions have had a broad based impact on the Company’s loan portfolio as a whole.  While current economic data has shown the Mid-Atlantic region is outperforming most other markets in the nation, the Company’s lending portfolio is dealing with the impact from the economic pressures that are being experienced by its borrowers, especially in the construction lending portfolios.  Due to workouts of existing non-performing loans and a marked decline in the migration of new problem credits, the Company saw a marked decline in non-performing loans, particularly in the commercial and residential real estate development portfolios from December 31, 2009 to September 30, 2010.  While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area have mitigated some of the risks in the portfolio, weakened local economic conditions and non-performing loan levels may continue to be influenced by an uncertain economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with a robust in-house loan administration accompanied by strong oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the aggressive management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. Except in limited circumstances, commercial loans are generally placed into non-accrual status once they become 90 days past due and are considered, collectively, to be non-performing   When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans.  All payments received on non-accrual loans are applied to the remaining principal balance of the loan(s).  Integral to the assessment of the allowance process is, an evaluation that is performed to determine whether a specific reserve on a problem credit is warranted and, when losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by an independent third party appraisal.  Any further collateral deterioration results in either further specific reserves being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal is usually obtained if the appraisal on file is more than 12 months old.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific reserve or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific reserve or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s systematic methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, support from financial guarantors.  The Company as a consistent practice does not rely solely on the existence of guarantees when determining whether a loan is impaired and in measuring the amount of the impairment. In measuring impairment, the Company looks to the discounted cash flows of the project itself or the value of the collateral as the primary sources of repayment of the loan. While the Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship, it considers such guarantees only as a secondary source of repayment. Accordingly, the guarantee alone would not be sufficient to avoid classifying the loan as impaired.

The Company relied on current (12 months old or less) third party appraisals of the collateral to assist in measuring impairment on over 95% of impaired loans. In the relatively rare cases in which the Company did not rely on a third party appraisal, an internal evaluation was prepared by an approved credit officer.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

•	The client may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.

•	At the monthly credit committee meeting the loan may be downgraded and a specific reserve may be decided upon in advance of the receipt of the appraisal.

•
Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific reserve is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.

•
The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal. In certain cases the Company may establish a larger reserve due to knowledge of current market conditions or the existence of an offer for the collateral that will facilitate a more timely resolution of the loan.

If an updated appraisal is received subsequent to the preliminary determination of a specific reserve or partial charge-off, and it is less than the initial appraisal used in the initial charge-off, an additional specific reserve or charge-off is taken on the related credit. Partially charged-off loans are not written back up based on updated appraisals and always remain on non-accrual with any and all subsequent payments applied to the remaining balance of the loan as principal reductions. No interest income is recognized on loans that have been partially charged-off.

The Company generally follows a policy of not extending maturities on loans under existing terms. The Company may extend the maturity of a loan, but not at the original terms.  While the Company may consider the existence of guarantees when deciding to extend the maturity of a loan, the Company looks primarily to the value of the collateral and/or the cash flows from the underlying project.  No loans are extended due solely to the existence of a guarantee.  As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  No commercial loans have had their maturity dates extended under the original terms of their loans.  Maturity dates may be extended under new market terms that clearly place the Company in a more advantageous position to increase or assure full collection of the loan under the new contractual terms.  These new terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan maturities, but the Company does not extend loans based solely on guarantees.

 Collateral values or estimates of discounted cash flows (inclusive of any potential cash flow from guarantees) are evaluated to estimate the probability and severity of potential losses.  Then a specific amount of impairment is established based on the Company’s calculation of the probable loss inherent in the individual loan. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Management believes that it uses relevant information available to make determinations about impairment in accordance with accounting principles generally accepted in the United States (“US GAAP”). However, the determination of impairment requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio.  These reviews may result in additional loans being considered impaired based on management’s judgments of information available at the time of each examination.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Further discussion and information regarding the allowance for loan and leases losses methodology may be found on page 25 in the Critical Accounting Policies section.  Provisions amounted to $23.6 million for the nine months ended September 30, 2010 as compared to $55.7 million for the nine months ended September 30, 2009. Net charge-offs for the same periods in 2010 and 2009 were $20.9 million and $43.3 million, respectively.  This resulted in a ratio of  annualized net charge-offs to average loans and leases of 1.24% for the first nine months of 2010 as compared to 2.38% for the first nine months of 2009.  At September 30, 2010, the allowance for loan and lease losses was $67.3 million, or 3.08% of total loans and leases, compared to $62.9 million, or 2.70% of total loans and leases, at December 31, 2009.

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

During 2010, there were no major changes in estimation methods that affected the allowance methodology from the prior year.   Variations can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at September 30, 2010 or year-end 2009.

At September 30, 2010, total non-performing loans and leases were $93.3 million, or 4.27% of total loans and leases, compared to $133.7 million, or 5.82% of total loans and leases, at December 31, 2009.  The decrease in non-performing loans and leases was due primarily to a decrease of $37.3 million in nonaccrual loans and leases.  Timely aggressive recognition and management of problem credits has significantly slowed the migration of these loans into non-accrual status during this period.  The decrease in non-performing loans was due in large part to a decrease of $29.4 million in balances relating to six commercial relationships which included net charge-offs of $9.3 million and payments of $20.1 million. These relationships encompass 24 loans in the commercial construction, commercial real estate and commercial business loan categories. None of these loans have had their maturities extended or their terms restructured since origination. Credit issues for home builders have been identified, workout strategies have been developed and the Company continues to monitor the performance of the underlying collateral, update appraisals, as necessary, given the context of market environment expectations.  The allowance represented 72% of non-performing loans and leases at September 30, 2010 and 48% at December 31, 2009.  The movement in the coverage ratio demonstrates the improvement in the allowance position.   This increase in the coverage ratio is the direct result of a declining level of non-performing loans together with an increased allowance.   An analysis of the actual loss history on the problem credits in 2009 and for the first nine months of 2010 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loan and the significant decline in early stage delinquencies.  The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $74.3 million, with specific reserves of $10.6 million against those loans at September 30, 2010, as compared to $99.5 with reserves of $6.6 million, at December 31, 2009.  The increase in specific reserves during this period of time was the direct result of a few commercial loan credits that continued to experience difficulty and collateral value erosion

Table 6 – Summary of Loan and Lease Loss Experience

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2010	December 31, 2009
Balance, January 1	$64,559	$50,526
Provision for loan and lease losses	23,585	76,762
Loan charge-offs:
Residential real estate	(4,880)	(4,847)
Commercial loans and leases	(16,255)	(57,098)
Consumer	(2,834)	(1,575)
Total charge-offs	(23,969)	(63,520)
Loan recoveries:
Residential real estate	32	41
Commercial loans and leases	2,902	640
Consumer	173	110
Total recoveries	3,107	791
Net charge-offs	(20,862)	(62,729)
Balance, period end	$67,282	$64,559

Annualized net charge-offs to average loans and leases	1.24%	2.61%
Allowance to total loans and leases	3.08%	2.81%

Table 7 – Analysis of Credit Risk

(Dollars in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans and leases
Residential real estate	$5,674	$9,520
Commercial loans and leases	68,182	100,894
Consumer	20	766
Total non-accrual loans and leases	73,876	111,180

Loans and leases 90 days past due
Residential real estate	15,992	14,887
Commercial loans and leases	1,726	3,321
Consumer	550	793
Total 90 days past due loans and leases	18,268	19,001

Restructured loans and leases	1,199	3,549
Total non-performing loans and leases	93,343	133,730
Other real estate owned, net	10,011	7,464
Other assets owned	200	-
Total non-performing assets	$103,554	$141,194

Non-performing loans to total loans and leases	4.27%	5.82%
Non-performing assets to total assets	2.87%	3.89%
Allowance for loan and leases to non-performing loans and leases	72.08%	48.28%

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

Table 8 - Estimated Changes in Net Interest Income

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
September 30, 2010	(3.73)%		0.29%		3.62%		0.84%		N/A		N/A		N/A		N/A
December 31, 2009	(15.27)%		(9.52)%		(5.03)%		(1.71)%		N/A		N/A		N/A		N/A

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

Table 9 - Estimated Changes in Economic Value of Equity (EVE)

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
September 30, 2010	(8.64)%		(6.47)%		(2.58)%		0.50%		N/A		N/A		N/A		N/A
December 31, 2009	(23.29)%		(12.78)%		(7.43)%		(2.29)%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (EVE) at risk decreased from year-end 2009 in all interest rate shock levels. The economic value of equity exposure at +200 bp is now -2.58% compared to -7.43% at year-end 2009, and is well within the policy limit of 20.0%, as are measures at all other shock levels.

The increase in EVE is due primarily to an increase in the projected duration with respect to interest-bearing deposit accounts. This longer duration has produced an increase in the estimated core deposit premium.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2010.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 69% of total earning assets at September 30, 2010. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2010, show short-term investments exceeding short-term borrowings by $52.5 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $552.8 million was available for borrowing based on pledged collateral, with $409.3 million borrowed against it as of September 30, 2010. The line of credit at the Federal Reserve totaled $266.7 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2010.   Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $35.0 million at September 30, 2010, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of September 30, 2010 against which there were no outstanding borrowings. The Company’s total borrowings outstanding at September 30, 2010 were not materially different from the amounts outstanding at any time during the three and nine month periods then ended.  Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2010.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders, dividends on its preferred stock, and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2010, Bancorp had liquid assets of $54.0 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.  Commitments to extend credit in the form of consumer, commercial real estate and business at September 30, 2010 were as follows:

Table 10 – Commitments to Extend Credit

	September 30,	December 31,
(In thousands)	2010	2009
Commercial	$65,103	$47,541
Real estate-development and construction	51,646	51,288
Real estate-residential mortgage	50,620	18,416
Lines of credit, principally home equity and business lines	606,177	587,174
Standby letters of credit	64,323	65,242
Total Commitments to extend credit and available credit lines	$837,869	$769,661

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

B. RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Overview
Net income available to common stockholders for Sandy Spring Bancorp, Inc. and subsidiaries for the first nine months of 2010 totaled $10.8 million ($0.49 per diluted share) compared to a net loss available to common stockholders of $15.2 million (($0.93) per diluted share) for the first nine months of 2009. These results reflect the following events:

•
A 14% increase in net interest income as the net interest margin increased to 3.59% in 2010 from 3.25% in 2009.  A decrease in funding costs due to the decline in rates paid on deposits and borrowings exceeded the effect of decreased yields on interest-earning assets in the first nine months of 2010 as compared to the first nine months of 2009.

•
The provision for loan and lease losses decreased significantly for the first nine months of 2010 compared to the prior year period. This was largely due to net loan and lease charge-offs which totaled $20.9 million for the first nine months of 2010 compared to $43.3 million for the first nine months of 2009.

•
Non-interest income remained relatively even with the prior year period due to increases in fees on sales of investment products and trust and investment management fees which largely offset a decrease in service charges on deposit accounts.

•
Non-interest expenses decreased 1% compared to the prior year period. This included decreases in FDIC insurance expense and intangibles amortization which were partially offset by an increase in other non-interest expenses over the prior year period.

The national and regional economies reflected a very slow and uneven economic recovery during the first nine months of 2010. While the regional economy in which the Company operates has begun to stabilize with respect to the real estate market and unemployment, these forces continue to present challenges to the Company. Through deployment of experienced staff and sophisticated reporting tools, the Bank took timely and aggressive action to identify early in the credit cycle and effectively manage resolution of its problem credits. This has enabled the Bank to minimize losses on such loans. At September 30, 2010, nonperforming assets totaled $103.6 million compared to $150.2 million at September 30, 2009.  This decrease was due primarily to a decline in non-performing commercial loans and leases resulting from significant payments received on several problem credits and charge-offs.  The Bank has worked to quickly and aggressively address developing trends in these loan portfolios with the goal of minimizing any resulting losses.

The net interest margin increased to 3.59% in the first nine months of 2010 compared to 3.25% in 2009 as market rates have continued at low levels. This increase in the margin was due primarily to a decrease of 80 basis points in the cost of interest-bearing liabilities primarily due to effective management of the interest rates paid on deposits. This more than offset a decline of 31 basis points in the yield on interest-earning assets as the loan portfolio continued to decrease due to weak customer demand.

Lastly, but as important, is capital adequacy. The Company’s regulatory capital ratios decreased compared to the prior quarter due primarily to repurchase during the second quarter of half of the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program. This decrease was partially offset by the Company’s profitability during the first nine months of 2010 and the decline in the commercial loan portfolio.

Table 11 – Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2010			2009
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$465,393	$18,989	5.44%	$473,406	$21,020	5.92%
Residential construction loans	87,616	3,044	4.65	150,345	5,833	5.19
Commercial mortgage loans	895,049	40,459	6.04	863,028	39,780	6.16
Commercial construction loans	114,450	2,657	3.10	210,594	4,712	2.99
Commercial business loans and leases	294,506	11,434	5.19	342,691	13,866	5.41
Consumer loans	395,835	11,480	3.90	406,299	12,022	3.97
Total loans and leases (3)	2,252,849	88,063	5.22	2,446,363	97,233	5.31
Taxable securities	855,243	19,227	3.02	598,223	13,673	3.18
Tax-exempt securities (4)	159,281	8,269	6.92	158,716	9,023	7.17
Interest-bearing deposits with banks	83,351	158	0.25	57,864	112	0.26
Federal funds sold	1,814	2	0.17	2,207	3	0.21
Total interest-earning assets	3,352,538	115,719	4.61	3,263,373	120,044	4.92

Less: allowance for loan and lease losses	(70,145)			(58,231)
Cash and due from banks	44,633			45,170
Premises and equipment, net	48,876			50,904
Other assets	243,100			217,214
Total assets	$3,619,002			$3,518,430

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$288,637	256	0.12%	$251,257	326	0.17%
Regular savings deposits	163,687	128	0.10	151,942	177	0.16
Money market savings deposits	892,838	4,006	0.60	809,442	8,690	1.44
Time deposits	727,980	9,351	1.72	833,955	18,925	3.03
Total interest-bearing deposits	2,073,142	13,741	0.89	2,046,596	28,118	1.84
Other borrowings	87,881	198	0.30	86,612	225	0.35
Advances from FHLB	410,523	10,949	3.57	412,195	11,005	3.57
Subordinated debentures	35,000	693	2.64	35,000	1,358	5.17
Total interest-bearing liabilities	2,606,546	25,581	1.31	2,580,403	40,706	2.11

Noninterest-bearing demand deposits	546,961			512,384
Other liabilities	26,006			33,494
Stockholders' equity	439,489			392,149
Total liabilities and stockholders' equity	$3,619,002			$3,518,430

Net interest income and spread		$90,138	3.30%		$79,338	2.81%
Less: tax-equivalent adjustment		3,484			3,463
Net interest income		$86,654			$75,875

Interest income/earning assets			4.61%			4.92%
Interest expense/earning assets			1.02			1.67
Net interest margin			3.59%			3.25%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2010 and  2009. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.5 million and $3.5 million in 2010 and 2009, respectively.
(2) Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3) Non-accrual loans are included in the average balances.
(4) Includes only investments that are exempt from federal taxes.

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.

Net interest income for the nine months ended September 30, 2010 was $86.7 million compared to $75.9 million for the nine months ended September 30, 2009, an increase of $10.8 million or 14%.

For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income.

Table 11 provides an analysis of net interest income performance that reflects an increase in the net interest margin for the first nine months of 2010 of 34 basis points when compared to the first nine months of 2009.  Average interest-earning assets increased by 3% from 2009 to 2010.  Table 12 shows the extent to which interest income, interest expense and net interest income were affected by rate and volume changes.  The increase in tax-equivalent net interest margin in 2010 was the combined result of a decrease in interest expense due to declining rates on deposits resulting from a combination of rate management and current market conditions and the reduced impact of non-accrual loans on interest income on loans. These lower deposit costs were somewhat offset by lower rates on average interest-earning assets due to the decrease in loans and comparatively lower yields on a higher balance of investment securities. Average noninterest-bearing deposits increased $35 million or 7% in 2010 while the percentage of noninterest-bearing deposits to total deposits increased to 21% for the first nine months of 2010 compared to 20% for the prior year period.

Table 12– Effect of Volume and Rate Changes on Net Interest Income

	Nine Months Ended September 30,
	2010 vs. 2009			2009 vs. 2008
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(9,170)	$(7,598)	$(1,572)	$(15,513)	$2,410	$(17,923)
Securities	4,800	7,165	(2,365)	4,854	10,891	(6,037)
Other earning assets	45	48	(3)	(493)	302	(795)
Total interest income	(4,325)	(385)	(3,940)	(11,152)	13,603	(24,755)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(70)	40	(110)	(202)	13	(215)
Regular savings deposits	(49)	14	(63)	(188)	(10)	(178)
Money market savings deposits	(4,684)	824	(5,508)	(1,070)	1,651	(2,721)
Time deposits	(9,574)	(2,171)	(7,403)	(3,352)	1,980	(5,332)
Total borrowings	(748)	(9)	(739)	(512)	887	(1,399)
Total interest expense	(15,125)	(1,302)	(13,823)	(5,324)	4,521	(9,845)
Net interest income	$10,800	$917	$9,883	$(5,828)	$9,082	$(14,910)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's interest income, excluding the adjustment for tax-equivalent income, decreased by $4.3 million or 4% for the first nine months of 2010, compared to the first nine months of 2009. The decrease in interest income in 2010 resulted primarily from a migration of assets from higher-yielding loans to lower yielding investment securities.

During the first nine months of 2010, average loans and leases, had a yield of 5.22% versus 5.31% for the prior year period and declined $193.5 million or 8%. Average residential real estate loans decreased 10% due mainly to a 42% decrease in average residential construction loans while the average total commercial loan and lease portfolio decreased 8% due largely to a 46% decrease in commercial construction loans. Average consumer loans decreased 3% due to a decline in average installment loans. During the first nine months of 2010, average loans and leases comprised 67% of average earning assets, compared to 75% for the first nine months of 2009. Average total securities, yielding 3.63% for the first nine months of 2010 versus 4.02% in the prior year period, increased 34% to $1,014.5 million. Average tax-exempt securities remained virtually level compared to 2009. Average total securities comprised 30% of average earning assets in the first nine months of 2010, compared to 23% in the first nine months of 2009. This growth in investment securities compared to the first nine months of the prior year was due mainly to the Company’s ability to retain a significant share of the growth in deposits during 2009 and the decline in loans due to soft loan demand and higher charge-offs.

Interest Expense
Interest expense decreased by 37% or $15.1 million in the first nine months of 2010, compared to the first nine months of 2009, primarily as a result of an 80 basis point decrease in the average rate paid on deposits and borrowings which decreased to 1.31% from 2.11%.

Deposit activity during the first nine months of 2010 has continued to be driven primarily by a very slow and uneven economic recovery at both the national and regional levels together with a general “flight to safety” by consumers in the face of erratic movements in both the international and national equity markets and historically low interest rates. The Company has been generally successful in retaining much of the deposit growth realized in 2009 from its campaign to increase its deposit market share. In an effort to preserve liquidity levels while continuing to improve its net interest margin, the Company has worked to retain such deposits at lower, although competitive, rates. This effort is reflected in the decrease in average rates on money market deposits from 1.44% in the first nine months of 2009 to 0.60% in the first nine months of 2010. Due largely to continued competition in the deposit marketplace and consumers desire to keep deposit durations very short due to the low rates mentioned above, the Company has seen a 13% decline in the average balances of certificates of deposit accounts in the current year first nine months compared to the prior year period.

Table 13 – Non-interest income

	Nine Months Ended September 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Securities gains	$323	$207	$116	56.0%
Total other-than-temporary impairment ("OTTI") losses	(1,168)	-	(1,168)	-
Portion of OTTI losses recognized in other comprehensive income before taxes	699	-	699	-
Net OTTI recognized in earnings	(469)	-	(469)	-
Service charges on deposit accounts	7,984	8,537	(553)	(6.5)
Gains on sales of mortgage loans	2,544	2,819	(275)	(9.8)
Fees on sales of investment products	2,464	2,062	402	19.5
Trust and investment management fees	7,488	7,063	425	6.0
Insurance agency commissions	3,895	4,138	(243)	(5.9)
Income from bank owned life insurance	2,105	2,176	(71)	(3.3)
Visa check fees	2,438	2,144	294	13.7
Other income	5,175	4,520	655	14.5
Total non-interest income	$33,947	$33,666	$281	0.8

Non-interest Income
Total non-interest income was $33.9 million for the nine month period ended September 30, 2010, a $0.2 million or 1% increase from the same period from 2009. This increase in non-interest income for the first nine months of 2010 was due primarily to higher fees on sales of investment products due to growth in sales of financial products together with growth in trust and investment management fees which increased 6% over the prior year period due to increased average assets under management. Visa check fees increased 14% due to a higher volume of electronic transactions and other non-interest income also increased 14% due to higher market adjustments associated with commercial loan swaps and increased accrued gains on mortgage commitments.  These increases were largely offset by a 6% decline in service charges on deposit accounts due to lower return check charges.

Table 14 – Non-interest Expense

	Nine Months Ended September 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$41,393	$41,319	$74	0.2%
Occupancy expense of premises	8,625	8,008	617	7.7
Equipment expenses	3,655	4,332	(677)	(15.6)
Marketing	1,678	1,389	289	20.8
Outside data services	3,007	2,754	253	9.2
FDIC insurance	3,383	4,968	(1,585)	(31.9)
Amortization of intangible assets	1,487	3,150	(1,663)	(52.8)
Other expenses	13,370	11,755	1,615	13.7
Total non-interest expense	$76,598	$77,675	$(1,077)	(1.4)

Non-interest Expense
Non-interest expenses totaled $76.6 million for the nine month period ended September 30, 2010, a 1% increase over the same period in 2009. Other non-interest expenses increased 14% over the first nine months of 2009 due primarily to higher mark-to-market adjustments related to commercial loan swaps and accrued losses on mortgage commitments while marketing expenses also increased 21% due to higher advertising costs. Outside data services increased 9% compared to the prior year period due primarily to costs associated with the issuance of new Visa debit cards. Salaries and benefits expenses remained virtually level with the prior year period while occupancy expenses increased 8% due to increased grounds maintenance resulting from snow removal costs. These increases were offset by a decrease in FDIC insurance expense due to a $1.7 million one time assessment by the FDIC in the second quarter of 2009. In addition, intangibles amortization decreased 53% due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009. Equipment expenses decreased 16% due primarily to lower depreciation expense.

Income Taxes
Income tax expense for the nine months ended September 30, 2010 was $5.2 million compared to a tax benefit of $12.2 million for the nine months ended September 30, 2009.  On an absolute rate change basis, the Company’s effective tax rate on income before taxes decreased to 25% for the first nine months of 2010 compared to a 51% tax benefit on a loss before income taxes for the first nine months of 2009. This disproportionate change in the effective tax rate was caused by the much higher level of tax-advantaged income in proportion to the respective net income (loss) before taxes for each respective nine month period.  Tax-advantaged income is derived from certain investment securities and bank owned life insurance in 2010 whose income may be partially or wholly exempt from taxes.

Preferred Stock Dividends and Discount Accretion
Preferred stock dividends and discount accretion increased to $4.5 million for the nine months ended September 30, 2010 from $3.6 million for the prior year period. This increase was primarily due to accelerated accretion of $1.3 million recognized in the third quarter of 2010 due to the repayment of one half of the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program which was somewhat offset by reduced dividends on the preferred stock due to the above repayment.

C. RESULTS OF OPERATIONS
For the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Net income available to common stockholders for the third quarter of 2010 totaled $6.4 million ($0.27 per diluted share) compared to a net loss available to common stockholders of $14.8 million (($0.90) per diluted share) for the third quarter of 2009.

Net interest income increased by $3.1 million, or 12%, to $29.5 million for the three months ended September 30, 2010, while total non-interest income increased by $0.1 million, or 1% for the period. Non-interest expenses decreased $1.2 million or 5% for the quarter.

The increase in net interest income was due to a decline of 69 basis points on interest-bearing liabilities which far exceeded a decrease of 20 basis points on interest-earning assets. The primary driver in this improvement to the Company’s net interest income was the decline in the cost of deposits which decreased by 87 basis points compared to the prior year period. This was due to effective interest rate management and declining market rates resulting from a general “flight to safety” by investors as a result of volatile market conditions and a struggling economic recovery.  These factors produced a net interest margin increase of 37 basis points to 3.64% for the three months ended September 30, 2010, from 3.27% for the same period of 2009.

The provision for loan and lease losses totaled $2.5 million for the third quarter of 2010 compared to $34.5 million for the same period of 2009. This decrease was due to a decline in non-performing assets from $150.2 million at September 30, 2009 to $103.2 million at September 30, 2010 while net charge-offs during the third quarter of 2010 decreased to $6.5 million from $29.8 million for the same quarter of 2009.

Table 15 – Non-interest Income

	Three Months Ended September 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Securities gains	$25	$15	$10	-%
Total other-than-temporary impairment ("OTTI") losses	(334)	-	(334)	-
Portion of OTTI losses recognized in other comprehensive income before taxes	(46)	-	(46)	-
Net OTTI recognized in earnings	(380)	-	(380)	-
Service charges on deposit accounts	2,567	2,823	(256)	(9.1)
Gains on sales of mortgage loans	915	1,011	(96)	(9.5)
Fees on sales of investment products	782	740	42	5.7
Trust and investment management fees	2,505	2,406	99	4.1
Insurance agency commissions	978	1,048	(70)	(6.7)
Income from bank owned life insurance	709	740	(31)	(4.2)
Visa check fees	843	758	85	11.2
Other income	1,794	1,121	673	60.0
Total non-interest income	$10,738	$10,662	$76	0.7

Non-interest income remained virtually level at $10.7 million for the third quarter of 2010 compared to the third quarter of 2009.  Other non-interest income increased 60% due largely to higher accrued gains on mortgage commitments. Trust and investment management fees increased 4% due to increased assets under management while Visa check fees increased 11% due to a higher volume of electronic transactions. These increases were largely offset by decreases of 9% in service charges on deposits due primarily to a decline in return check charges. Gains on sales of mortgage loans decreased 10% due to lower mortgage loan origination volumes.

Table 16 – Non-interest Expense

	Three Months Ended September 30,		2010/2009	2010/2009
(Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$13,841	$14,411	$(570)	(4.0)%
Occupancy expense of premises	2,826	2,685	141	5.3
Equipment expenses	1,137	1,444	(307)	(21.3)
Marketing	589	484	105	21.7
Outside data services	966	987	(21)	(2.1)
FDIC insurance	1,056	1,219	(163)	(13.4)
Amortization of intangible assets	495	1,048	(553)	(52.8)
Other expenses	4,429	4,289	140	3.3
Total non-interest expense	$25,339	$26,567	$(1,228)	(4.6)

Non-interest expenses totaled $25.3 million for the third quarter of 2010, a decrease of 5% compared to the third quarter of 2009. This decrease was due in large part to a decrease of 13% in FDIC insurance expense resulting primarily from a decline in deposit balances. Intangibles amortization decreased 53% compared to the prior year period due to intangibles from branch acquisitions that had fully amortized during the third quarter of 2009. Salaries and benefits expenses decreased 4% due mainly to lower health plan expenses and a decline in stock compensation expense. Equipment expense also declined 21% due largely to a 25% decrease in depreciation expense. These decreases were somewhat offset by an increase in other non-interest expenses of 3% due primarily to higher accrued expenses on mortgage commitments. In addition, marketing expense increased 22% compared to the prior year quarter due to higher advertising costs.

Income Taxes
Income tax expense for the three months ended September 30, 2010 was $4.0 million compared to a tax benefit of $10.4 million for the three months ended September 30, 2009.  On an absolute rate change basis, the Company’s effective tax rate on income before taxes decreased to 32% for the third quarter of 2010 compared to a 43% tax benefit on a loss before income taxes for the third quarter of 2009. This disproportionate change in the effective tax rate was caused by the much higher level of tax-advantaged income in proportion to the respective net income (loss) before taxes for each respective nine month period.  Tax-advantaged income is derived from certain investment securities and bank owned life insurance in 2010 whose income may be partially or wholly exempt from taxes.

Preferred Stock Dividends and Discount Accretion
Preferred stock dividends and discount accretion increased to $2.1 million for the three months ended September 30, 2010 from $1.2 million for the prior year period. This increase was primarily due to accelerated accretion of $1.3 million recognized in the third quarter of 2010 due to the repayment of one half of the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program which was somewhat offset by reduced dividends on the preferred stock due to the above repayment.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income (see Table 11), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains (losses).  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Condensed Consolidated Statements of Income/(Loss).  The GAAP and non-GAAP efficiency ratios are reconciled in Table 17.  As shown in Table 17, the GAAP and Non-GAAP efficiency ratios improved in the third quarter of 2010 as compared to the third quarter of 2009. This was due mainly to the decreases in salary and benefit expense and a decline in intangible amortization.  The decline in the GAAP and Non-GAAP ratios for the nine months ended September 30, 2010 compared to same period of the prior year was driven by declines in the amortization of intangibles and FDIC insurance partially offset by an increase other non-interest expense.

Table 17 – GAAP and Non-GAAP Efficiency Ratios
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
GAAP efficiency ratio:
Non-interest expenses	$25,339	$26,567	$76,598	$77,675
Net interest income plus non-interest income	$40,237	$37,064	$120,601	$109,541

Efficiency ratio–GAAP	62.98%	71.68%	63.51%	70.91%

Non-GAAP efficiency ratio:
Non-interest expenses	$25,339	$26,567	$76,598	$77,675
Less non-GAAP adjustment:
Amortization of intangible assets	495	1,048	1,487	3,150
Non-interest expenses as adjusted	$24,844	$25,519	$75,111	$74,525

Net interest income plus non-interest income	$40,237	$37,064	$120,601	$109,541
Plus non-GAAP adjustment:
Tax-equivalent income	1,321	1,331	3,484	3,463
Less non-GAAP adjustments:
Securities gains	25	15	323	207
OTTI recognized in earnings	(380)	-	(469)	-
Net interest income plus non-interest income - as adjusted	$41,913	$38,380	$124,231	$112,797

Efficiency ratio–Non-GAAP	59.27%	66.49%	60.46%	66.07%

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

Item 4.  CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities – None

Item 4.  (Removed and Reserved)

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 10(a)	Change in Control Agreement by and among Sandy Spring Bancorp, Inc.,
Sandy Spring Bank and R. Louis Caceres
Exhibit 10(b)	Change in Control Agreement by and among Sandy Spring Bancorp, Inc.,
Sandy Spring Bank and Joseph J. O’Brien, Jr.
Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: November 12, 2010

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 12, 2010