Form 10-K
period 2010-12-31
SANDY SPRING BANCORP INC
filed 2011-03-16
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 0-19065

SANDY SPRING BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1532952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17801 Georgia Avenue, Olney, Maryland	20832
(Address of principal executive offices)	(Zip Code)

301-774-6400
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
☐  Yes     ☒  No*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    ☐ Yes            ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $330 million, based on the closing sales price of $14.01 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 7, 2011.
Common stock, $1.00 par value – 24,051,907 shares

Documents Incorporated By Reference
Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 2011 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Forward-Looking Statements	2
PART I.
Item 1. Business	3
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	17
Item 4. [Reserved]	17
Executive Officers	13
PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 8. Financial Statements and Supplementary Data	46
Reports of Independent Registered Public Accounting Firms	47
Consolidated Financial Statements	49
Notes to the Consolidated Financial Statements	53
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	95
Item 9A. Controls and Procedures	96
Item 9B. Other Information	96
PART III.
Item 10. Directors, Executive Officers and Corporate Governance	96
Item 11. Executive Compensation	96
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13. Certain Relationships and Related Transactions and Director Independence	96
Item 14. Principal Accounting Fees and Services	96
PART IV.
Item 15. Exhibits, Financial Statements, and Reports on Form 8-K	96
Signatures	99

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

With $3.5 billion in assets, the Company is the holding company for the Bank and its principal subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc.  Sandy Spring Bancorp, Inc. is the largest publicly traded banking company headquartered and operating in Maryland.  Sandy Spring Bank is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area.  Through its subsidiaries, Sandy Spring Bank also offers a comprehensive menu of leasing, insurance, and investment management services.

The Company's and the Bank's principal executive office is located at 17801 Georgia Avenue, Olney, Maryland 20832, and its telephone number is 301-774-6400.

Availability of Information
This report is not part of the proxy materials; it is provided along with the annual proxy statement for convenience of use and as an expense control measure. The Company makes available through the Investor Relations area of the Company website, at www.sandyspringbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings.  In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”).  Technical and other operational obstacles or delays caused by the vendor may delay their availability.  The SEC maintains a Web site (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either the Company’s site or the SEC’s site.

Market and Economic Overview
Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in the Central Maryland and Northern Virginia area.  The Bank’s business footprint serves one of the better performing business regions in the country. Among combined metro areas in the U.S., the Washington-Baltimore-Northern Virginia Combined Statistical Area ranked third annually in total “Effective Buying Income”, with $237 billion according to the Maryland Department of Business & Economic Development.  At September 30, 2010, with $2.5 billion of deposits in Maryland, Sandy Spring Bancorp had the largest deposit market share of any bank holding company headquartered in Maryland according to SNL Financial.  The Baltimore-Washington area is a regional center for federal and state government services, service oriented businesses and various industries.  Both areas are accessible to a deepwater harbor, the fifth largest in the nation, and have proximity to a large network of interstate and well maintained highways, notably Interstates 95, 70, 83, 81 and 68.  As a consequence, the area is also a major provider of warehouse operations for retail distribution and logistics providers.  Additionally, the region also has a high concentration of third party government service providers, in addition to hosting a robust technology sector.  The employment in the health and education industries is also significant.  On a consolidated basis, the area possesses a diverse blue-collar to white-collar business environment.

Maryland has the highest state median household income in the country at $69,000 for 2009, according to the U.S. Census Bureau.  To complement its presence in the Maryland market, the Bank is expanding its number of community offices in Northern Virginia which is home to nearly 2.6 million people.  The Baltimore-Washington area has five out of the top ten most affluent counties in the United States, as measured by median household income for counties with 250,000 or more people, according to the U.S. Census Bureau.  Important to both Maryland and Northern Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.  The market area benefits from the presence and employment stability of the federal government and related service industries.  In addition, management believes that the market is benefitting from stimulus spending, recent military base relocation and expansion initiatives by the general defense and homeland security industries.

While general economic decline has had an adverse impact on the local economy, the regional unemployment rate is currently below the national average according to the Bureau of Labor Statistics as of December, 2010.  The workforce is relatively stable due to government and related employment opportunities and the presence of a diverse manufacturing base and service industries, and a better than average regional economic outlook. Recent activity reflects improving conditions in the market, as the Washington metro statistical area was one of only four MSAs in the country to show gains in home prices in 2010 according to the latest Case-Shiller report as of November, 2010.  At year-end 2010 economic metrics on retail sales, mortgage delinquencies, office vacancies, personal income and median family income indicated generally positive economic signals when compared to the other areas of the United States.  Management believes that the regional economy has begun to turn around and is now in a position further for recovery and expansion.  The Bank believes that as the economy continues to recover, growth opportunities will present themselves that the Company can take advantage of while adequately managing credit risk.

Loan and Lease Products
The Company currently offers a complete menu of loan and lease products primarily in our identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 38 of this report.

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

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits where the loans may not be underwritten using customary underwriting standards. These loans typically are after funding for thirty days or less, and are included in residential mortgages held for sale on the face of the balance sheet.  The Company's current practice is to sell both conforming and non-conforming loans on a servicing released basis.

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

The Company primarily lends for commercial construction in local markets that are familiar and understandable, works selectively with top-quality builders and developers, and requires substantial equity from its borrowers.  The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information. A risk rating system is used on the commercial loan portfolio to determine any exposures to losses.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2010, the Company had $37.5 million in SNC purchased outstanding and no SNC sold outstanding. During 2010, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2010, other financial institutions had $3.9 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $21.5 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities or re-pricing opportunities of five years or less.  The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial health and the ability of the borrower and the business to repay. All borrowers are required to forward annual corporate, partnership and personal financial statements. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years.  While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five years or less.

Acquisition, development and construction loans to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company.  Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

The Company makes commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business.  Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years.  Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors.  Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants.  Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advances on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees.  Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks.

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

Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles. These consumer loans are generally governed by the same overall lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

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

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. In 2009, the Company conducted a successful campaign to grow its deposit base. The Company has succeeded in retaining a large majority of this deposit growth that will be relied upon to fund long-term future loan growth as the economy recovers.

Treasury Activities
The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U. S. Treasury and Agency securities, U.S Agency mortgage-backed securities (“MBS”), U.S. Agency Collateralized Mortgage Obligations (“CMO”), municipal bonds and to a minimal extent, trust preferred securities and corporate bonds. Treasury strategies and activities are overseen by the Credit and Investment Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed monthly with the Company’s Board of Directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The short overall average duration of 3.2 years of the investment portfolio together with the types of investments (97% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

Employees
The Company inclusive of the Bank employed 711 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2010. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 12–Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Pending rule changes would impose deposit insurance assessments on total assets less tangible equity instead of deposits.  The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.  The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Sandy Spring Bank. Management cannot predict what insurance assessment rates will be in the future.

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

The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2010, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2010, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

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

Regulatory Restructuring Legislation
On July 21, 2010, President Obama signed the The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is legislation that restructures the regulation of depository institutions.  The Dodd-Frank Act provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator.  In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Executive Officers
The following listing sets forth the name, age (as of February 28, 2011), principal position and recent business experience of each executive officer:

R. Louis Caceres, 48, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 58, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 52, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 47, joined the Bank in July 2007 as Executive Vice President.  On January 1, 2008 he became president of the Northern Virginia Market.  Prior to joining the Bank Mr. O'Brien was Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 46, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

John D. Sadowski, 47, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Jeffrey A. Welch, 51, became an Executive Vice President and Chief Credit Officer of the Bank in 2008. Prior to joining the Bank, Mr. Welch served as a Senior Vice President of Commerce Bank.

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

Changes in U.S. or regional economic conditions could have an adverse effect on our financial condition or profitability.
Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for our products and services.

Changes in local economic conditions could adversely affect our business.
Our commercial and commercial real estate lending operations are concentrated in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Fairfax and Loudoun counties in Virginia. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition. Recent declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

We may not successfully execute our plan to return to profitability
While we were profitable for the year ended December 31, 2010, we had a net loss available to common stockholders of approximately $19.7 million for the year ended December 31, 2009.  We plan to continue to remain profitable on a long-term basis by stabilizing and reducing our level of non-performing assets, enhancing our capital and liquidity, and increasing the operating income of our core community banking franchise.   There can be no assurance that we will continue to remain profitable.

Our allowance for loan and lease losses may not be adequate to cover our actual loan and lease losses, which could adversely affect our earnings.
We maintain an allowance for loan and lease losses in an amount that we believe is adequate to provide for probable losses inherent in the portfolio. While we strive to monitor credit quality and to identify loans and leases that may become non-performing, at any time there are loans and leases included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits prior to them becoming non-performing assets, or that we will have the ability to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, that may result from a change in economic conditions, or as a result of assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan and lease losses. These regulatory agencies may require us to increase our provision for loan and lease losses or to recognize further loan or lease charge-offs based upon their judgments, which may differ from ours. Any increase in the allowance for loan and lease losses could have a negative effect on the financial condition and results of operations of the Company.

If our non-performing assets increase, our earnings will suffer.
At December 31, 2010, our non-performing assets totaled $97.7 million, or 2.78%, of total assets, compared to non-performing assets of $141.2 million, or 3.89% of total assets at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned. We must reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses and from time to time and must write-down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan and lease losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings would be adversely affected.  A further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in further losses in the future.

We are subject to certain risks related to originating and selling mortgage loans.
We originate and often sell mortgage loans. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We have received a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans. As a result, we have adjusted the amount of accrued losses for repurchases. While we have taken steps to enhance our underwriting policies and procedures, these steps may not be effective or reduce the risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, our results of operations could be adversely affected.

When we originate a mortgage loan, we do so with the expectation that if the borrower defaults then our ultimate loss is mitigated by the value of the collateral that secures the mortgage loan. Our ability to mitigate our losses on defaulted loans depends upon our ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in delays in foreclosing. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2010, our interest rate sensitivity simulation model projected that net interest income would decrease by 0.15% if interest rates immediately rose by 200 basis points. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
The investment securities portfolio has risks factors beyond our control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus our determination of other-than-temporary impairment of the securities in our investment securities portfolio. Investment securities that were determined to be other-than-temporarily impaired could require further write-downs the securities due to continued erosion of the creditworthiness of the underlying issuer which could affect our earnings and regulatory capital ratios.

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

Potential impairment in the carrying value of our goodwill could negatively impact our earnings and capital.
At December 31, 2010, we had goodwill totaling $76.8 million.  Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods. A goodwill impairment charge does not adversely affect any of our regulatory capital ratios or our tangible capital ratio. Based on our analyses, we determined that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2010.

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
The market price for our common stock has fluctuated, ranging between $8.41 and $18.55 per share during the 12 months ended December 31, 2010. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for our common stock due to, among other things:
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2010, Sandy Spring Bank owned 13 of its 43 full-service community banking centers and leased the remaining banking centers. See Note 6 to the Notes to the Consolidated Financial Statements for additional information.

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

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.   At February 17, 2011 there were 2,564 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

Dividends
The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Dividends increased to $.08 per share in the first quarter of 2011 due to Company’s improved operating results.  Shareholders received quarterly cash common dividends totaling $0.9 million in 2010.  Dividends paid on common stock totaled $6.1 million and exceeded net income available to common shareholders in 2009.  The dividend rate was reduced to $.01 per share during 2009 in an effort to preserve the Company’s capital and remained at that level throughout 2010.

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 33,826 in 2010 and 40,598 in 2009, while issuances pursuant to exercises of stock options and grants of restricted stock were 45,975 and 11,574 in the respective years. Shares issued under the director stock purchase plan totaled 3,709 shares in 2010 and 2,988 shares in 2009.

Quarterly Stock Information
The following table provides stock price activity and dividend payment information for the periods indicated:

	2010			2009
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$8.41	$15.01	$0.01	$6.50	$22.48	$0.12
2nd	13.97	17.90	0.01	10.59	17.13	0.12
3rd	13.90	17.19	0.01	14.33	17.92	0.12
4th	15.60	18.55	0.01	8.19	16.61	0.01
Total			$0.04			$0.37

Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its common stock in the quarter ended December 31, 2010 and does not currently have a stock repurchase program.  As a result of participating in the Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, until December 5, 2010, the Company could not repurchase any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2005, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2005, in the common stock and the securities included in the indexes.

	December 31,
Index	2005	2006	2007	2008	2009	2010
Sandy Spring Bancorp, Inc.	100.00	112.15	84.19	69.04	28.91	60.09
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
SASR Peer Group Index*	100.00	109.26	83.96	89.13	58.15	74.05

The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion.  The companies included in this index are:  The Bancorp, Inc. (PA); BNC Bancorp (NC); Burke and Herbert Bank & Trust Company (VA); Cardinal Financial Corporation (VA); Carter Bank & Trust (VA); City Holding Company (WV); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); First Financial Bancorp (OH); FNB Financial Corp. (NC); Hampton Roads Bankshares, Inc. (VA); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); Peoples Bancorp, Inc. (OH); S&T Bancorp, Inc. (PA); Stellar One Company (VA); Sun Bancorp, Inc. (NJ); Towne Bank (VA); Union First Market Bankshares Corporation (VA); Univest Company of Pennsylvania (PA); Virginia Commerce Bancorp, Inc. (VA); Wesbanco, Inc. (WV); and Yadkin Valley Financial Corp. (NC). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2010, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	722,367	$32.47	1,112,064
Equity compensation plans not approved by security holders	-	-	-
Total	722,367	$32.47	1,112,064

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2010	2009		2008	2007	2006
Results of Operations:
Tax-equivalent interest income	$153,185	$160,069		$173,389	$186,481	$159,686
Interest expense	32,742	51,522		60,386	76,149	58,687
Tax-equivalent net interest income	120,443	108,547		113,003	110,332	100,999
Tax-equivalent adjustment	4,836	4,839		4,544	5,506	6,243
Provision for loan and lease losses	25,908	76,762		33,192	4,094	2,795
Net interest income after provision for loan and lease losses	89,699	26,946		75,267	100,732	91,961
Non-interest income	45,993	45,287		46,237	44,279	38,895
Non-interest expenses	103,123	103,085		102,083	99,778	85,096
Income (loss) before taxes	32,569	(30,852)		19,421	45,233	45,760
Income tax expense (benefit)	9,049	(15,997)		3,642	12,971	12,889
Net income (loss)	23,520	(14,855)		15,779	32,262	32,871
Net income (loss) available to common stockholders	17,371	(19,665)		15,445	32,262	32,871

Per Share Data:
Net income (loss) - basic per share	$1.05	$(0.90)		$0.96	$2.01	$2.22
Net income (loss) - basic per common share	0.78	(1.20)		0.94	2.01	2.22
Net income (loss) -diluted per share	1.05	(0.90)		0.96	2.01	2.20
Net income (loss) - diluted per common share	0.78	(1.20)		0.94	2.01	2.20
Dividends declared per common share	0.04	0.37		0.96	0.92	0.88
Book value per common share	16.95	17.80		19.05	19.31	16.04
Dividends declared to diluted net income per common share	5.13%	(30.83	) %	102.12%	45.77%	40.00%

Period End Balances:
Assets	$3,519,388	$3,630,478		$3,313,638	$3,043,953	$2,610,457
Loans and leases	2,156,232	2,298,010		2,490,646	2,277,031	1,805,579
Investment securities	1,042,943	1,023,799		492,491	445,273	540,908
Deposits	2,549,872	2,696,842		2,365,257	2,273,868	1,994,223
Borrowings	537,001	535,646		522,658	426,525	351,540
Stockholders’ equity	407,569	373,586		391,862	315,640	237,777

Average Balances:
Assets	$3,612,988	$3,557,234		$3,152,586	$2,935,451	$2,563,673
Loans and leases	2,236,885	2,416,470		2,420,040	2,113,476	1,788,702
Investment securities	1,039,126	824,802		428,479	495,928	559,350
Deposits	2,611,009	2,599,284		2,284,648	2,253,979	1,866,346
Borrowings	534,629	535,272		513,237	361,884	451,251
Stockholders’ equity	441,195	389,221		324,995	290,224	229,360

Performance Ratios:
Return on average assets	0.48%	(0.55	) %	0.49%	1.10%	1.28%
Return on average common equity	4.56	(6.35)		4.84	11.12	14.33
Yield on average interest-earning assets	4.58	4.85		6.02	6.98	6.73
Rate on average interest-bearing liabilities	1.27	1.97		2.56	3.50	3.08
Net interest spread	3.31	2.88		3.46	3.48	3.65
Net interest margin	3.60	3.29		3.92	4.13	4.26
Efficiency ratio – GAAP (1)	63.81	69.19		65.99	66.92	63.67
Efficiency ratio – Non-GAAP (1)	60.89	64.82		59.88	61.91	58.71

Capital Ratios:
Tier 1 leverage	10.30%	9.09%		11.00%	8.87%	9.81%
Tier 1 capital to risk-weighted assets	14.11	12.01		12.56	10.28	12.64
Total regulatory capital to risk-weighted assets	15.37	13.27		13.82	11.28	13.62
Tangible common equity to tangible assets - Non-GAAP(2)	9.51	5.95		7.18	7.57	8.45
Average equity to average assets	12.21	10.94		10.31	9.89	8.95

Credit Quality Ratios:
Allowance for loan losses to loans and leases	2.88%	2.81%		2.03%	1.10%	1.08%
Non-performing loans to total loans	4.08	5.82		2.79	1.51	0.21
Non-performing assets to total assets	2.78	3.89		2.18	1.15	0.15
Net charge-offs to average loans and leases	1.27	2.61		0.32	0.06	0.01

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”
(2)	See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Net income available to common stockholders for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2010, totaled $17.4 million ($0.78 per diluted common share), compared to a net loss available to common stockholders of $19.7 million ($1.20 per diluted common share) for the prior year.  These results reflect the following events:

•
During 2010, the Company redeemed the full amount of the preferred stock issued under the TARP Capital Purchase Program which totaled 83,094 shares or $80.1 million net of the discount. During 2010, the Company recorded charges of $3.0 million representing the remaining unamortized discount and charges of $3.1 million for dividends on the preferred stock.  On February 23, 2011 the Company repurchased the warrant issued to the U. S. Treasury in conjunction with the issuance of the preferred stock discussed above for $4.5 million which is not reflected in our financial statements as of December 31, 2010.

•
An 11% increase in net interest income due primarily to a decline in rates paid on deposits, which more than offset a decrease in the yield on interest-earning assets. While a lack of new loan generation, caused largely by the current state of the economy, caused downward pressure on the margin, this was somewhat offset by the decline in average non-performing loans. These factors resulted in a net interest margin increase to 3.60% in 2010 from 3.29% in 2009.

•
A decrease in the provision for loan and lease losses to $25.9 million in 2010 from $76.8 million in 2009 due mainly to lower charge-offs, decreases in internal risk rating downgrades and specific reserves on a reduced level of non-performing loans.

•
Non-interest expenses remained level compared to the prior year. This included increases in salaries and benefits expenses and other non-interest expenses which were offset by declines in FDIC insurance expense and amortization of intangible assets.

In 2010 the national and local economies began a slow turnaround which was affected by a number of factors and events. The equity markets exhibited volatility as concerns over the financial stability of several countries in Europe continued. In addition, the recently passed health care law, financial reform and tax legislation created a high degree of economic uncertainty among businesses of all sizes, which served to limit business expansion and employment. While positive economic indicators began to emerge late in 2010, these trends and events were reflected in the low demand for loans and a depressed real estate market that exerted pressure on virtually all facets of bank performance for the year. Despite this challenging business environment, the bank’s management team continued to aggressively deal with and resolve existing non-performing loans. These efforts were further reinforced by a significant reduction in the migration of new credits to non-performing status.

The net interest margin increased to 3.60% in 2010 compared to 3.29% in 2009 as market rates remained at historically low levels throughout most of the year. Deposits at year-end decreased 5% compared to the prior year end. This decline occurred in the second half of 2010 as clients redeployed funds in the face of continuing low rates and rising equity markets. The loan portfolio decreased 6% in 2010 compared to the prior year-end due primarily to continued soft loan demand as a result of the factors mentioned above. The decrease in rates paid on deposits exceeded the decline in yields earned on loans.

A strong level of liquidity was maintained during the past year through borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size of the investment portfolio.

The Company experienced improvement in the level of credit risk during 2010 as non-performing assets decreased to $97.7 million from $141.2 million in 2009. This decrease was due primarily to the Company’s aggressive efforts to resolve non-performing loans, particularly in its commercial real estate portfolio.

Lastly, but as important, is capital adequacy. Despite the challenges discussed above, the Company has remained above all “well-capitalized” regulatory requirement levels. The Company issued common stock during 2010 which resulted in proceeds of $95.6 million, which more than offset the redemption of $83.1 million in preferred stock issued under TARP.

Comparing December 31, 2010 balances to December 31, 2009, total assets decreased 3% to $3.5 billion. Loan balances decreased compared to the prior year due to decreases of 7% in commercial loans, 5% in consumer loans and 4% in residential mortgage and construction loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, decreased 5% compared to 2009. This decrease was due primarily to anticipated declines of 20% in certificates of deposit and 8% in money market accounts as clients redeployed funds due to low rates and rising equity markets. During the same period, stockholders’ equity increased to $407.6 million or 12% of total assets.

Net interest income increased by $11.9 million, or 11%, mainly due to a decrease of 70 basis points in the cost of interest-bearing liabilities, which exceeded the 27 basis point decline in the yield on interest-earning assets. In addition, another positive factor supporting the net interest margin was a decline in non-performing assets of $43.5 million from $141.2 million at December 31, 2009 to $97.7 million at December 31, 2010. Non-interest income increased by 2% to $46.0 million compared to the prior year. This increase was due primarily to an increase of 22% in fees on sales of investment products, due to higher sales of mutual funds and an increase of 9% in  trust and investment management fees due to higher assets under management. These increases were somewhat offset by a decline of 10% in service charges on deposits due to lower commercial account analysis fees and return check charges.  Non-interest income totaled 28% of total revenue, which is composed of net interest income and non-interest income.

Non-interest expenses remained level compared to the prior year. Increases in salaries and benefits expenses and other non-interest expenses were largely offset by decreases in FDIC insurance expense and intangibles amortization.

Non-performing assets reflected a significant decrease to $97.7 million at December 31, 2010 compared to $141.2 million at December 31, 2009. This decrease was due primarily to a decrease in non-accrual loans, particularly in the commercial real estate mortgage and construction portfolios as a result of charge-offs and pay-downs on existing problem credits and a substantial reduction in the migration of new credits to non-performing status.  Non-performing assets represented 2.78% of total assets at year-end 2010, versus 3.89% at year-end 2009.  The ratio of net charge-offs to average loans and leases was 1.27% in 2010, compared to 2.61% in 2009.

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

Allowance for loan and lease losses
The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses, if any, be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio and the allowance.  Such review may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for separately identified loans.  Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 and Note 4 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

General reserves are based upon historical loss experience by portfolio segment measured, over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:
•	trends in delinquencies and other non-performing loans;
•	changes in the risk profile related to large loans in the portfolio;
•	changes in the categories of loans comprising the loan portfolio;
•	concentrations of loans to specific industry segments;
•	changes in economic conditions on both a local and national level;
•	changes in the Company’s credit administration and loan portfolio management processes; and
•	quality of the Company’s credit risk identification processes.
 The general reserve comprised 94% of the total allowance at December 31, 2010 and 90% at December 31, 2009.

The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the reserves applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on internally risk-rated individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable.  Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category. Specific reserves are calculated on individually impaired loans and established based on the Company’s calculation of the probable losses inherent in an individual loan.  For loans on which the Company has not elected to use the collateral value as a basis to establish the measure of impairment, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers a number of factors:
•	the borrower’s overall financial condition;
•	resources and payment record;
•	support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

These factors combine to estimate the probability and severity of potential losses.  At December 31, 2010, the specific allowance accounted for 6% of the total allowance as compared to 10% at December 31, 2009.  The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill impairment
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. The Company engages a third-party valuation firm to determine the fair value of the reporting units to utilize in the “step one” test for potential goodwill impairment. The Company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of the reporting units and determined that a “step two test” for impairment was not necessary.  At December 31, 2010 there was no evidence of impairment of goodwill or intangibles.

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

Fair value measurements
The Company, in accordance with applicable accounting standards, measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities available-for-sale, residential mortgages held for sale and commercial loan interest rate swap agreements.  Loans with respect to which it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

The Company conducts a review each quarter for all investment securities that reflect possible impairment to determine whether unrealized losses are other-than-temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, such valuation is based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in “Note 21-Fair Value” to the Consolidated Financial Statements.

Defined Benefit Pension Plan
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all employees. The plan was frozen for new and existing entrants after December 31, 2007 and all benefit accruals for employees were frozen as of December 31, 2007 based on past service. Future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

Consolidated Average Balances, Yields and Rates

	2010			2009			2008
	Average		Yield	Average		Yield	Average		Yield
(Dollars in thousands and tax-equivalent)	Balances	Interest (1)	/Rate	Balances	Interest (1)	/Rate	Balances	Interest (1)	/Rate
Assets
Residential mortgage loans (2)	$464,462	$24,838	5.35%	$471,221	$27,560	5.85%	$463,853	$28,547	6.15%
Residential construction loans	88,729	4,037	4.55	139,197	7,165	5.15	196,926	11,585	5.88
Commercial mortgage loans (3)	895,103	53,877	6.02	866,655	53,280	6.15	759,658	50,700	6.67
Commercial construction loans (4)	109,925	3,576	3.25	199,299	5,669	2.84	254,309	13,859	5.45
Commercial business loans and leases	284,963	14,789	5.19	335,093	17,991	5.37	357,311	24,007	6.72
Consumer loans	393,703	15,206	3.88	405,005	16,001	3.96	387,983	20,503	5.28
Total loans and leases (5)	2,236,885	116,323	5.20	2,416,470	127,666	5.28	2,420,040	149,201	6.17
Taxable securities	875,292	25,630	2.93	662,853	20,784	3.14	242,422	10,684	4.41
Tax-exempt securities (6)	163,834	11,052	6.75	161,949	11,467	7.08	186,057	12,837	6.90
Interest-bearing deposits with banks	69,755	177	0.25	56,980	149	0.26	11,305	112	0.99
Federal funds sold	1,773	3	0.17	2,045	3	0.19	22,619	555	2.45
Total earning assets	3,347,539	153,185	4.58	3,300,297	160,069	4.85	2,882,443	173,389	6.02
Less: allowance for loan and lease losses	(69,393)			(59,961)			(32,629)
Cash and due from banks	44,736			45,038			49,981
Premises and equipment, net	48,738			50,649			53,207
Other assets	241,368			221,211			199,584
Total assets	$3,612,988			$3,557,234			$3,152,586

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$292,106	324	0.11%	$254,047	420	0.17%	$242,848	671	0.28%
Regular savings deposits	165,032	164	0.10	152,383	210	0.14	153,123	455	0.30
Money market savings deposits	890,187	5,015	0.56	841,336	10,725	1.27	669,239	12,247	1.83
Time deposits	706,487	11,431	1.62	829,817	23,566	2.84	777,979	29,443	3.78
Total interest-bearing deposits	2,053,812	16,934	0.82	2,077,583	34,921	1.68	1,843,189	42,816	2.32
Other borrowings	89,932	269	0.30	88,198	308	0.35	119,176	1,795	1.51
Advances from FHLB	409,697	14,599	3.56	412,074	14,708	3.57	359,061	13,553	3.77
Subordinated debentures	35,000	940	2.69	35,000	1,585	4.53	35,000	2,222	6.35
Total interest-bearing liabilities	2,588,441	32,742	1.27	2,612,855	51,522	1.97	2,356,426	60,386	2.56
Noninterest-bearing demand deposits	557,197			521,701			441,459
Other liabilities	26,155			33,457			29,706
Stockholders' equity	441,195			389,221			324,995
Total liabilities and stockholders' equity	$3,612,988			$3,557,234			$3,152,586

Net interest income and spread		$120,443	3.31%		$108,547	2.88%		$113,003	3.46%
Less: tax equivalent adjustment		4,836			4,839			4,544
Net interest income		$115,607			$103,708			$108,459

Interest income/earning assets			4.58%			4.85%			6.02%
Interest expense/earning assets			0.98			1.56			2.10
Net interest margin			3.60%			3.29%			3.92%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2010, 2009 and 2008. The annualized taxable-equivalent adjustmentsutilized in the above table to compute yields aggregated to $4.8 million, $4.8 million and $4.5 million in 2010, 2009 and 2008, respectively.

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Composed of commercial investor real estate and owner occupied real estate loans.
(4)	Composed of acquisition, development and construction loans.
(5)	Non-accrual loans are included in the average balances.
(6)	Includes only investments that are exempt from federal taxes.

Net Interest Income
The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided on the preceding table.

2010 vs. 2009

Net interest income for 2010 was $115.6 million, representing an increase of $11.9 million or 11% from 2009. The preceding table provides an analysis of net interest income performance that reflects an increase in net interest margin for 2010 of 31 basis points when compared to 2009.  Average earning assets increased by 1% from 2009 to 2010.  The following table shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The increase in tax-equivalent net interest margin in 2010 resulted from decreases in non-accrual loans coupled with declining rates paid on deposits which more than offset the decrease in yields on earning assets.  Average noninterest-bearing deposits increased 7% in 2010 while the percentage of noninterest-bearing deposits to total deposits also increased to 22% in 2010 compared to 20% in 2009.  On a tax-equivalent basis, net interest income increased by 11% in 2010 to $120.4 million from $108.5 million in 2009.

2009 vs. 2008

Comparing 2009 to 2008, net interest income decreased 4% to $103.7 million. The decrease in the tax-equivalent net interest margin in 2009 resulted mainly from increases in nonaccrual loans coupled with a decrease in interest income due to declining rates on earning assets due mainly to a significant increase in lower-yielding investment securities. These lower yields were not entirely offset by declining interest rates on deposits due to market conditions. Average noninterest-bearing deposits increased 18% in 2009 while the percentage of noninterest-bearing deposits to total deposits also increased to 20% in 2009 from 19% in 2008. Tax-equivalent net interest income decreased by 4% in 2009 to $108.5 million from $113.0 million in 2008.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2010 vs. 2009			2009 vs. 2008
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(11,343)	$(9,360)	$(1,983)	$(21,534)	$(219)	$(21,315)
Securities	4,431	7,787	(3,356)	8,729	16,982	(8,253)
Other earning assets	28	32	(4)	(515)	296	(811)
Total interest income	(6,884)	(1,541)	(5,343)	(13,320)	17,059	(30,379)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(96)	57	(153)	(251)	31	(282)
Regular savings deposits	(46)	16	(62)	(245)	(2)	(243)
Money market savings deposits	(5,710)	584	(6,294)	(1,522)	2,711	(4,233)
Time deposits	(12,135)	(3,115)	(9,020)	(5,877)	1,849	(7,726)
Total borrowings	(793)	(20)	(773)	(969)	732	(1,701)
Total interest expense	(18,780)	(2,478)	(16,302)	(8,864)	5,321	(14,185)
Net interest income	$11,896	$937	$10,959	$(4,456)	$11,738	$(16,194)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and ratevariances based on their respective relative amounts.

Interest Income

2010 vs. 2009
The Company's interest income decreased by $6.9 million or 4% in 2010 compared to 2009.  The previous table shows that, in 2010, the decrease in interest income resulted primarily from a decline in earning asset yields, which was partially offset by growth in average earning assets.

During 2010, average loans and leases, yielding 5.20% versus 5.28% a year earlier, decreased $179.6 million or 7%.  The average residential real estate portfolio decreased 9% due mainly to a 36% decrease in residential construction loans while the average commercial loans and leases portfolio decreased 8% due largely to a 45% decrease in commercial construction loans. The average consumer loan portfolio decreased 3% due to declines of 23% in installment loans and 20% in conventional second mortgage loans.  In 2010, average loans and leases comprised 67% of average earning assets compared to a ratio of 73% in 2009.  Average total investment securities, yielding 3.53% in 2010 versus 3.91% in the prior year, increased 26% to $1.0 billion.  Average tax-exempt investment securities increased in 2010 by 1% compared to 2009.  Average total investment securities comprised 31% of average earning assets in 2010 compared to 25% in 2009. The growth in average investment securities in 2010 was due mainly to the growth in deposits throughout 2009 resulting from the Company’s strategy to grow market share and the decline in loans was due primarily to soft loan demand during 2010.

2009 vs. 2008
Interest income decreased by $13.6 million or 8% in 2009 compared to 2008. During 2009, the average loan and lease portfolio yield was 5.28% as compared to 6.17% for the prior year, while the balance remained virtually level at $2.4 billion. In 2009, the average loan and lease portfolio comprised 73% of average earning assets compared to 84% in 2008 while average total investment securities comprised 25% of average earning assets in 2009 compared to 15% in 2008. The increase in average investment securities in 2009 was due primarily to the strong growth in deposits in 2009 as a result of the Company’s strategy to grow market share. The decrease in average loans and leases as a percent of total average earning assets was due to the growth in deposits, which was invested in the investment securities portfolio due to declining loan demand.

Interest Expense

2010 vs. 2009
Interest expense decreased by 36% or $18.8 million in 2010, compared to 2009, primarily as a result of a 70 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.27% from 1.97%. Deposit and borrowing activity during 2010 continued to be driven by challenging market conditions as both the national and regional economy began a very slow and uneven recovery due to high unemployment, reduced consumer confidence and spending and volatile international financial markets. Through a major deposit growth campaign in 2009, the Company saw strong growth in its deposit market share. During 2010, the Company experienced a planned decline in deposits as it managed its net interest margin through reductions in rates. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships. Most of this growth in deposits was deployed into investment securities to provide the necessary liquidity should loan demand increase in the future.

2009 vs. 2008
In 2009, interest expense decreased by 15% or $8.9 million, compared to 2008, due largely to a 59 basis point decline in the average rate paid on deposits and borrowings, which more than offset the 13% increase in average interest-bearing deposits. The Company dealt with an intensely competitive market for deposits in 2009 by launching a successful deposit growth campaign that produced strong growth in money market deposits. Most of the growth in deposits was deployed into investment securities.

Interest Rate Performance

2010 vs. 2009
The net interest margin increased by 31 basis points in 2010 compared to 2009, as compared to an increase in net interest spread of 43 basis points in 2010 compared to 2009. The increase in these two indicators of interest rate performance was due primarily to the decrease in rates paid on interest-bearing liabilities of 70 basis points which more than offset the decline in yield on interest-earning assets of 27 basis points together with an increase in noninterest-bearing demand deposits.

2009 vs. 2008
In 2009, the net interest margin decreased by 63 basis points compared to 2008. This decrease was due to the decline in the yield on interest-earning assets of 117 basis points which was significantly more than the decline in the funding rate on interest-bearing liabilities of 59 basis points.

Non-interest income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

				2010/2009	2010/2009	2009/2008	2009/2008
(Dollars in thousands)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Securities gains	$796	$418	$663	$378	90.4%	$(245)	(37.0)
Total other-than-temporary impairment ("OTTI") losses	(1,505)	-	-	(1,505)	-	-	-
Portion of OTTI losses recognized in other comprehensive income before taxes	993	-	-	993	-	-	-
Net OTTI recognized in earnings	(512)	-	-	(512)	-	-	-
Service charges on deposit accounts	10,326	11,433	12,778	(1,107)	(9.7)	(1,345)	(10.5)
Gains on sales of mortgage loans	3,251	3,253	2,288	(2)	(0.1)	965	42.2
Fees on sales of investment products	3,438	2,823	3,475	615	21.8	(652)	(18.8)
Trust and investment management fees	10,287	9,421	9,483	866	9.2	(62)	(0.7)
Insurance agency commissions	5,229	5,236	5,908	(7)	(0.1)	(672)	(11.4)
Income from bank owned life insurance	2,800	2,906	2,902	(106)	(3.6)	4	0.1
Visa check fees	3,325	2,920	2,875	405	13.9	45	1.6
Gain on commercial loan derivatves	2,185	1,974	626	211	10.7	1,348	-
Letter of credit fees	1,019	567	645	452	79.7	(78)	(12.1)
Extension fees	594	793	813	(199)	(25.1)	(20)	(2.5)
Other income	3,255	3,543	3,781	(288)	(8.1)	(238)	(6.3)
Total non-interest income	$45,993	$45,287	$46,237	$706	1.6	$(950)	(2.1)

2010 vs. 2009
Total non-interest income was $46.0 million in 2010, a $0.7 million or 2% increase from 2009. The primary reasons for the increase in non-interest income for 2010, as compared to 2009 were a $0.6 million increase in fees on sales of investment products, due primarily to higher sales volumes of mutual funds, a $0.9 million increase in trust and investment management fees due to increased assets under management and an increase of $0.4 million in Visa check fees due to a higher volume of electronic transactions. Other non-interest income decreased $0.2 million due primarily to higher mark to market adjustments on commercial loan swaps. These increases were somewhat offset by a decrease of $1.1 million in service charges on deposits due to lower commercial analysis fees and return check charges.  The Company recognized securities gains of $0.8 million in 2010 compared to $0.4 million in 2009, exclusive of other-than-temporary impairment recognized in earnings.

Service charges on deposits declined 10% due primarily to decreases in overdraft fees and commercial analysis fees. Fees on sales of investment products increased 22% compared to 2009 due to higher average assets under management and increased sales of mutual funds.

Gains on mortgage sales remained level in 2010 compared to 2009 despite reduced sales volume of $237.8 million in 2010 compared to $314.8 million in 2009. Insurance agency commissions remained level at $5.2 million in 2010 compared to 2009.

Trust and investment management fee income amounted to $10.3 million in 2010, a 9% increase compared to 2009, reflecting an increase in average assets under management due primarily to rising equity markets. During 2010, investment management fees in West Financial Services increased 9% to $5.1 million due to higher asset management volume in 2010. Trust services fees increased 10% to $5.2 million compared to the prior year due mainly to an increase in average assets under management.  Total assets under management for West Financial Services, trust and investment services increased $179.6 million or 10% to $1.9 billion at December 31, 2010 compared to December 31, 2009.

Income from bank owned life insurance decreased 4% in 2010 compared to 2009. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans.  Investments totaled $78.5 million at December 31, 2010 and $75.7 million at December 31, 2009 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 6.05% for 2010 compared to 6.52% for 2009.

2009 vs. 2008
Comparing 2009 to 2008, non-interest income decreased $1.0 million or 2%. This decrease was mainly due to decreases of $1.3 million in service charges on deposit accounts due to lower overdraft fees and $0.7 million in fees on sales of investment products due to lower average assets under management. Insurance agency commissions also decreased $0.7 million due mainly to lower commission on commercial lines and physicians’ liability insurance.  These decreases were partially offset by an increase of $1.0 million in gains on sales of mortgage loans due to higher mortgage refinancing volumes and an increase of $1.3 million in other non-interest income due to higher accrued gains on commercial loan swaps. The Company recognized securities gains of $0.4 million in 2009 compared to $0.7 million in 2008. Fees on sales of investment products decreased 19% in 2009 compared to 2008 due largely to lower average assets under management and reduced sales of mutual funds and variable annuities. Trust and investment management fees of $9.5 million for 2009 represented a decrease of $0.1 million or 1% compared to 2008. This decrease was due primarily to a decrease in average assets under management at both West Financial Services and in the Company’s trust department.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:
				2010/2009	2010/2009	2009/2008	2009/2008
(Dollars in thousands)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$55,470	$54,460	$53,015	$1,010	1.9%	$1,445	2.7%
Occupancy expense of premises	11,477	10,710	10,762	767	7.2	(52)	(0.5)
Equipment expenses	4,808	5,691	6,156	(883)	(15.5)	(465)	(7.6)
Marketing	2,359	2,166	2,163	193	8.9	3	0.1
Outside data services	3,992	3,721	4,373	271	7.3	(652)	(14.9)
FDIC insurance	4,497	6,092	1,751	(1,595)	(26.2)	4,341	-
Amortization of intangible assets	1,959	3,646	4,447	(1,687)	(46.3)	(801)	(18.0)
Goodwill impairment loss	-	-	4,159	-	-	(4,159)	(100.0)
Professional fees	5,586	4,863	4,467	723	14.9	396	8.9
Loss on commercial loan derivatves	2,185	1,974	626	211	10.7	1,348	-
Postage and delivery	1,328	1,373	1,687	(45)	(3.3)	(314)	(18.6)
Communications	1,433	1,270	1,606	163	12.8	(336)	(20.9)
Other expenses	8,029	7,119	6,871	910	12.8	248	3.6
Total non-interest expense	$103,123	$103,085	$102,083	$38	-	$1,002	1.0
2010 vs. 2009
Non-interest expenses remained virtually level for the year ended December 31, 2010 compared to 2009. Salaries and benefits expenses increased $1.0 million in 2010 while all other non-interest expenses increased $2.0 million. These increases were largely offset by a decrease of $1.6 million in FDIC insurance expense and a decrease of $1.7 million in intangibles amortization.

Salaries and employee benefits, the largest component of non-interest expenses, increased $1.0 million or 2% in 2010. This increase was due primarily to higher salary expenses as a result of merit increases and severance payments.  Average full-time equivalent employees remained relatively constant from 2009 to 2010.

In 2010, occupancy expense increased $0.8 million compared to the prior year due mainly to higher rent and maintenance expenses. Equipment expenses decreased 16% in 2010 compared to 2009 due primarily to reductions in depreciation expense and servicing expenses on equipment.  Marketing expense increased $0.2 million or 9% in 2010 compared to 2009 due primarily to higher advertising expenses.

Outside data services expenses increased $0.3 million or 7% in 2010 due to increased transaction volumes.

FDIC insurance expense decreased $1.6 million or 26% in 2010 compared to 2009 due primarily to the one-time special assessment in 2009.

All other non-interest expenses increased $2.0 million or 12% compared to 2009. This increase was due primarily to higher legal fees due to loan workouts, an increase in losses on sales of other real estate owned and higher accrued expenses on commercial loan interest rate swaps.

Amortization of intangible assets decreased $1.7 million or 46% compared to 2009 due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately four years at December 31, 2010.

2009 vs. 2008
Comparing 2009 to 2008, non-interest expenses increased $1.0 million or 1%.  The increase in expenses in 2009 was driven primarily by an increase of $4.3 million in FDIC insurance premiums, which included a one time special assessment of $1.7 million. In addition, salaries and benefits expenses increased $1.4 million over the prior year due primarily to a $1.5 million pre-tax pension credit in 2008. These increases were somewhat offset by a goodwill impairment loss of $4.2 million recognized in 2008. Average full-time equivalent employees decreased 4% to 667 in 2009 from 697 full-time equivalent employees in 2008.

In 2009, occupancy expense remained level compared to 2008. Equipment expenses decreased $0.5 million or 8% in 2009 compared to 2008 due largely to lower depreciation expense. Marketing expense did not change appreciably in 2009 compared to 2008. Expenses for outside data services decreased $0.7 million or 15% in 2009 compared to 2008 due to lower negotiated expenses with the Company’s outside data services providers. FDIC insurance expense increased $4.3 million in 2009 compared to 2008 due to the one-time special assessment, higher deposit balances and increased assessment rates. All other non-interest expenses increased $1.3 million or 1% in 2009 compared to 2008 due mainly to an increase in legal fees resulting from loan workouts and higher accrued expenses on commercial loan interest rate swaps. Amortization of intangible assets decreased $0.8 million or 18% compared to 2008 due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009.

Operating Expense Performance
Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management.  The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income).  Lower ratios indicate improved productivity.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income/(Loss).  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both efficiency ratios decreased in 2010 mainly as a result of non-interest expenses, which remained level in 2010 compared to 2009 together with an increase in net interest income in 2010.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
GAAP efficiency ratio:
Non-interest expenses	$103,123	$103,085	$102,083	$99,778	$85,096
Net interest income plus non-interest income	$161,600	$148,995	$154,696	$149,105	$133,651

Efficiency ratio–GAAP	63.81%	69.19%	65.99%	66.92%	63.67%

Non-GAAP efficiency ratio:
Non-interest expenses	$103,123	$103,085	$102,083	$99,778	$85,096
Less non-GAAP adjustment:
Amortization of intangible assets	1,959	3,646	4,447	4,080	2,967
Goodwill impairment loss	-	-	4,159	-	-
Plus non-GAAP adjustment:
Pension prior service credit	-	-	1,473	-	-
Non-interest expenses as adjusted	$101,164	$99,439	$94,950	$95,698	$82,129

Net interest income plus non-interest income	$161,600	$148,995	$154,696	$149,105	$133,651
Plus non-GAAP adjustment:
Tax-equivalent income	4,836	4,839	4,545	5,506	6,243
Less non-GAAP adjustments:
Securities gains	796	418	663	43	1
OTTI recognized in earnings	(512)	-	-	-	-
Net interest income plus non-interest income - as adjusted	$166,152	$153,416	$158,578	$154,568	$139,893

Efficiency ratio–Non-GAAP	60.89%	64.82%	59.88%	61.91%	58.71%

Income Taxes
The Company had income tax expense of $9.0 million in 2010, compared with an income tax benefit of $16.0 million in 2009 and income tax expense of $3.6 million in 2008. The resulting effective tax rates were 28% for 2010, 52% for 2009, and 19% for 2008. The change in the effective tax rate for 2010 compared to 2009 was due mainly to the Company’s return to profitability in 2010 and the loss incurred in 2009, primarily related to the provision for loan and lease losses, coupled with tax advantaged income from investment securities and bank owned life insurance policies. The change in the effective tax rate for 2009 compared to 2008 was due to the factors mentioned previously.

FINANCIAL CONDITION
The Company's total assets decreased $111.1 million to $3.5 billion at December 31, 2010. Earning assets decreased $104.4 million to $3.2 billion at December 31, 2010.  These decreases were due primarily to a decline in the loan portfolio, which was driven by current economic conditions in the Company’s markets.

Loans and Leases
The residential real estate portfolio comprised of residential construction and permanent residential mortgage loans, decreased $21.9 million or 4%, to $527.8 million at December 31, 20010. Residential construction loans declined to $91.3 million in 2010, a decrease of $1.0 million or 1% reflecting continued depressed demand as a result of the regional economic conditions.  Permanent residential mortgages, most of which are 1-4 family, decreased $20.9 million or 5% to $436.5 million due to lower loan origination volumes.

The commercial loans and leases portfolio decreased by $100.7 million or 7%, to $1.2 billion at December 31, 2010. This decrease was due primarily to soft loan demand resulting from weak market conditions in the regional and national economies. Included in this category are commercial real estate loans, commercial construction loans and commercial business loans.

The Company's commercial real estate loans consist of owner occupied properties (61%) where an established banking relationship exists or, to a lesser extent, involves investment properties (39%) for warehouse, retail, and office space with a history of occupancy and cash flow.  Commercial mortgages decreased $5.5 million or 1% during 2010, to $889.4 million at year-end.  Commercial construction loans decreased $39.1 million or 30% during the year, to $92.7 million at December 31, 2010. Economic conditions continued to have a negative effect on builders and developers over the past year as consumer demand for new housing remained depressed in the face of a weak economic turnaround. This mainly affected the Company’s acquisition, development and construction loan portfolio.  Commercial business loans decreased $46.0 million or 16% during 2010 to $250.3 million at year-end. This decrease was also due primarily to the lower level of loan demand.

The Company's equipment leasing business provides leases for essential commercial equipment used by small to medium-sized businesses.   Equipment leasing is conducted through vendor relations and direct solicitation to end-users located primarily in states along the east coast from New Jersey to Florida.  The typical lease is “small ticket” by industry standards, averaging less than $100 thousand, with individual leases generally not exceeding $500 thousand.  The leasing portfolio decreased $10.2 million or 39% in 2010, to $15.6 million at year-end due in large part to market conditions and their effect on small and medium-sized businesses.

Consumer lending continues to play an important role in the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines of credit.  The consumer loan portfolio decreased 5% or $19.2 million, to $380.5 million at December 31, 2010.  This decline was driven largely by a decrease of $10.0 million or 3% in home equity lines and loans during 2010 to $344.4 million at year-end due to weak consumer demand. Installment loans declined $8.6 million or 23% to $29.5 million during 2010.

Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(In thousands)	2010	%	2009	%	2008	%	2007	%	2006	%
Residential real estate:
Residential mortgage	$436,534	20.3%	$457,414	19.9%	$457,571	18.4%	$456,305	20.0%	$390,852	21.6%
Residential construction	91,273	4.2	92,283	4.0	189,249	7.6	166,981	7.4	151,399	8.4
Commercial real estate:
Commercial mortgage*	889,415	41.3	894,951	39.0	847,452	34.0	662,837	29.1	509,726	28.2
Commercial construction*	92,714	4.3	131,789	5.7	223,169	9.0	262,840	11.5	192,547	10.7
Commercial business	250,255	11.6	296,220	12.9	333,758	13.4	316,051	13.9	182,159	10.1
Leases	15,551	0.7	25,704	1.1	33,220	1.3	35,722	1.6	34,079	1.9
Consumer	380,490	17.6	399,649	17.4	406,227	16.3	376,295	16.5	344,817	19.1
Total loans and leases	$2,156,232	100.0%	$2,298,010	100.0%	$2,490,646	100.0%	$2,277,031	100.0%	$1,805,579	100.0%

*
The commercial construction loan category is comprised of loans that currently have ongoing construction activities. Commercial mortgage loans includes approximately $58.3 million inloans at December 31, 2010 that have been made on raw land or for projects that have not begun any construction acitivities.

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2010
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$63,299	$23,807	$4,167	$91,273
Commercial construction loans	82,946	9,768	-	92,714
Commercial business loans (1)	185,544	58,656	6,055	250,255
Total	$331,789	$92,231	$10,222	$434,242

Rate Terms:
Fixed	$35,310	$44,565	$6,089	$85,964
Variable or adjustable	296,479	47,666	4,133	348,278
Total	$331,789	$92,231	$10,222	$434,242

(1)	Loans not secured by real estate

Investment Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, showed a minor increase of 2% or $19 million to $1.0 billion at December 31, 2010, from $1.0 billion at December 31, 2009.

The table which follows shows that most of the above-mentioned funds were invested in U.S. Agency securities, U.S. Agency mortgage-backed securities and U.S. Agency collateralized mortgage obligations. This investment strategy has resulted in a portfolio with minimal risk and relatively short durations and thus will provide needed liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At December 31, 2010, the trust preferred portfolio consisted of one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.2 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.8 million, with a fair value of $2.8 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology and significant assumptions employed by the specialist to determine fair value included:
•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of collateral in the pool;
•	Default, recovery and prepayment/amortization probabilities;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•
A discount rate of 12.4% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $262 thousand which was recognized in earnings for the year ended December 31, 2010.  Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $993 thousand for the year ended December 31, 2010.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at December 31, 2010. The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•
Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status.  Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool.  Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;

•	Loss severity is forecasted based on the type of impairment using research performed by third parities;
•
The security only contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds.  Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;

•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•
Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

At December 31, 2010, the Company held $350 thousand in marketable equity securities of two entities. The quarterly reviews conducted during 2010 of each entity's financial statements and review of other recently available data determined that OTTI existed with respect to one of the investments. As a result, the Company recognized in earnings for the year ended December 31, 2010 credit-related OTTI of $250 thousand which represented the Company’s entire investment in the particular institution.

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	At December 31,
(In thousands)	2010	%	2009	%	2008	%
Available-for-Sale: (1)
U.S. government agencies and corporations	$306,705	29.4%	$355,597	34.7%	$137,320	27.9%
State and municipal	107,537	10.3	42,142	4.1	2,700	0.5
Mortgage-backed (2)	486,961	46.7	453,998	44.3	145,076	29.4
Trust preferred	5,980	0.6	6,346	0.6	6,281	1.3
Marketable equity securities	100	0.0	350	0.0	350	0.1
Total available-for-sale	907,283	87.0	858,433	83.7	291,727	59.2

Held-to-Maturity and Other Equity
State and municipal	101,091	9.7	131,996	12.9	170,871	34.7
Mortgage-backed (2)	499	0.0	597	0.2	747	0.2
Other equity securities	34,070	3.3	32,773	3.2	29,146	5.9
Total held-to-maturity and other equity	135,660	13.0	165,366	16.3	200,764	40.8
Total securities (3)	$1,042,943	100.0%	$1,023,799	100.0%	$492,491	100.0%

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2010, 2009 or 2008.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2010 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Maturity of Investment Securities

	Years to Maturity at December 31, 2010
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale(1)
U. S. government agencies and corporations	$30,105	2.03%	$166,791	2.35%	$108,747	2.84%	$-	-%	$305,643	2.49%
State and municipal (2)	1,109	8.07	250	9.04	21,462	4.48	88,762	4.86	111,583	4.82
Mortgage-backed	323	4.73	149	4.94	127,898	2.43	348,544	3.40	476,914	3.14
Trust preferred	-		-		-		6,783	9.13	6,783	9.13
Total	$31,537	2.27%	$167,190	2.36%	$258,107	2.78%	$444,089	3.78%	$900,923	3.18%

Held-to-Maturity (1)
State and municipal	$26,238	7.95%	$15,871	7.07%	$24,402	7.47%	$34,580	7.41%	$101,091	7.51%
Mortgage-backed	-	-	-	-	24	5.87	475	5.64	499	5.65
Total	$26,238	7.95%	$15,871	7.07%	$24,426	7.47%	$35,055	7.39%	$101,590	7.50%

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale increased $10.2 million to $22.7 million as of December 31, 2010 from $12.5 million as of December 31, 2009.  This increase was due largely to rising market interest rates during the fourth quarter of 2010 compared to the fourth quarter of 2009.

The aggregate of federal funds sold and interest-bearing deposits with banks increased $8.1 million to $18.4 million in 2010.  Bank owned life insurance increased $2.8 million or 4% to $78.5 million as of December 31, 2010 due to the increase in cash surrender value of the underlying policies.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31, 2010		December 31, 2009		2010/2009
(In thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$566,812	22.2%	$540,578	20.0%	$26,234	4.9%
Interest-bearing deposits:
Demand	317,905	12.4	282,045	10.5	35,860	12.7
Money market savings	861,420	33.8	931,362	34.5	(69,942)	(7.5)
Regular savings	172,771	6.8	157,072	5.8	15,699	10.0
Time deposits of less than $100,000	351,071	13.8	421,978	15.7	(70,907)	(16.8)
Time deposits of $100,000 or more	279,893	11.0	363,807	13.5	(83,914)	(23.1)
Total interest-bearing deposits	1,983,060	77.8	2,156,264	80.0	(173,204)	(8.0)
Total deposits	$2,549,872	100.0%	$2,696,842	100.0%	$(146,970)	(5.4)

Deposits and Borrowings
Total deposits were $2.5 billion at December 31, 2010, decreasing $147.0 million or 5% from $2.7 billion at December 31, 2009.  Year-end balances for non-interest-bearing demand deposits increased $26.2 million or 5% over the prior year.  For the same period, interest-bearing deposits declined $173.2 million or 8%. This decrease was due largely to a decrease of $154.8 million or 20% in time deposits. Money market deposits also decreased $69.9 million or 8%. These decreases were due mainly to reductions in rates as the Company managed its net interest margin together with clients’ redeployment of funds in the face of low rates and rising equity markets.  In addition, regular savings and interest-bearing checking accounts increased $51.6 million or 12% over 2009 as clients maintained liquidity in a slowly recovering economy. When deposits are combined with retail repurchase agreements from core customers, the decrease in total customer funding sources totaled 5% compared to the prior year. Total borrowings were virtually level at $537.0 million at December 31, 2010 compared to December 31, 2009.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2010, total stockholders' equity increased 9% or $34.0 million to $407.6 million at December 31, 2010, from $373.6 million at December 31, 2009. This increase was due primarily to $95.6 million in proceeds from the Company’s public stock offering in 2010 and increased profitability which were somewhat offset by the Company’s redemption of the $83.1 million in preferred stock issued to the United States Department of the Treasury (“Treasury”) as part of the TARP Capital Purchase Program.

As part of TARP, the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 651,547 shares of the Company’s common stock, for an aggregate price of $83.1 million in cash. The redemption of the preferred shares was completed in two transactions, with one half of the shares redeemed in July and the remainder of the shares redeemed in December, 2010 for a total of $83.1 million. At December 31, 2010, the warrant remained outstanding and was valued in the consolidated financial statements at $3.7 million.   This amount was allocated from the original sale proceeds and reflected in the stockholders’ equity section of the Consolidated Statements of Condition. Subsequent to December 31, 2010, the Company negotiated the redemption of the warrant with the Treasury for $4.5 million, which was completed on February 23, 2011.  The effect of the redemption will result in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.

External capital formation, resulting from a public offering of common stock, exercises of stock options, vesting of restricted stock and from stock issuances under the employee and director stock purchase plans totaled $96.7 million during 2010.  The ratio of average equity to average assets was 12.21% for 2010, as compared to 10.94% for 2009 and 10.31% for 2008.

The Company’s Articles of Incorporation authorize 49,916,906 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.  On March 17, 2010, the Company completed an offering of 7,475,000 common shares at a price of $13.50 per share, before the underwriting discount of $0.675 per share.  This resulted in proceeds of $95.6 million, net of the offering expenses.  Each share of the issued common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

A significant portion of the net proceeds from the sale of the securities was used during 2010 to redeem the $83.1 million in preferred stock issued to the Treasury under TARP and $4.5 million was use to redeem the warrant in February 2011.  Management intends to use the remainder of the net proceeds from the sale of the securities for general corporate purposes which may include financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in, our subsidiaries and repaying, reducing or refinancing indebtedness. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance corporate strategies, to fund subsidiaries, to finance acquisitions or otherwise.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized in the following table.

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2010	2009	Requirements
Total Capital to risk-weighted assets	15.37%	13.27%	8.00%

Tier 1 Capital to risk-weighted assets	14.11%	12.01%	4.00%

Tier 1 Leverage	10.30%	9.09%	3.00%

Tier 1 capital of $361.6 million and total qualifying capital of $394.1 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. In addition, in 2009, Tier 1 capital included $83.1 million in preferred stock which was sold to the U.S. Treasury under the TARP Capital Purchase Program as described above.  As of December 31, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.  Additional information regarding regulatory capital ratios is included in “Note 23—Regulatory Matters” of the Notes to the Consolidated Financial Statements.

Tangible Common Equity
Tangible equity and tangible assets are non-GAAP financial measures calculated using GAAP amounts.  We calculate tangible equity by excluding the balance of goodwill and other intangible assets from our calculation of stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from our calculation of total assets.  We believe that this non-GAAP financial measure provides information to investors that may useful in understanding our financial condition.  Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.  A reconciliation of the non-GAAP ratio of tangible equity to tangible assets is provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

	December 31,
	2010	2009	2008	2007	2006
Tangible common equity ratio:
Total stockholders' equity	$407,569	$373,586	$391,862	$315,640	$237,777
Accumulated other comprehensive loss	2,620	2,652	7,572	1,055	4,021
Goodwill	(76,816)	(76,816)	(76,248)	(76,585)	(12,494)
Other intangible assets, net	(6,579)	(8,537)	(12,183)	(16,630)	(10,653)
Preferred stock	-	(80,095)	(79,440)	-	-
Tangible common equity	$326,794	$210,790	$231,563	$223,480	$218,651

Total assets	$3,519,388	$3,630,478	$3,313,638	$3,043,953	$2,610,457
Goodwill	(76,816)	(76,816)	(76,248)	(76,585)	(12,494)
Other intangible assets, net	(6,579)	(8,537)	(12,183)	(16,630)	(10,653)
Tangible assets	$3,435,993	$3,545,125	$3,225,207	$2,950,738	$2,587,310

Tangible common equity ratio	9.51%	5.95%	7.18%	7.57%	8.45%

Credit Risk
The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Recent economic conditions have had a broad based impact on the Company’s loan portfolio as a whole.  While current economic data has shown that the Mid-Atlantic region is outperforming most other markets in the nation, the Company’s is continuing to deal with the impact from the economic pressures that are being experienced by its borrowers, especially in the construction lending portfolios.  Workouts of existing non-performing loans and a marked decline in the migration of new problem credits resulted in a significant decline in non-performing loans, particularly in the commercial real estate portfolio, from December 31, 2009 to December 31, 2010.  While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area have mitigated some of the risks in the portfolio, weakened local economic conditions and non-performing loan levels may continue to be influenced by an uncertain economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with a robust in-house loan administration accompanied by strong oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio.

Substantially all of the fixed-rate conforming residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to eighteen months after the sale of the loan.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company has recorded a liability of $0.4 million for possible losses due to repurchases. Given its lack of history as to losses of this type, the Company believes that this reserve is adequate.

The allowance for loan and leases losses represents an estimation of the losses that are inherent in the loan and lease portfolio.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.

The methodology for assessing the appropriateness of the allowance includes:  (1) the general formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for impaired credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.  The amount of the allowance is reviewed and approved quarterly by the Credit Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  However, not all impaired loans are in non-accrual status because they may be current with regards to the payment terms.  Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans.  All payments received on non-accrual loans are applied to the remaining principal balance of the loan(s).  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on a problem credit is warranted and, when losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by an independent third party appraisal.  Any further collateral deterioration results in either further specific reserves being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal is usually obtained if the appraisal on file is more than 12 months old.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific reserve or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific reserve or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s systematic methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, verifiable support from financial guarantors.  The Company as a consistent practice does not rely solely on the existence of guarantees when determining whether a loan is impaired and in measuring the amount of the impairment. In measuring impairment, the Company looks to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. While the Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship, it considers such guarantees only as a secondary source of repayment. Accordingly, the guarantee alone would not be sufficient to avoid classifying the loan as impaired.

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

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

The Company generally follows a policy of not extending maturities on non-performing loans under existing terms. The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan.  Maturity date extensions only occur under terms that clearly place the Company in a position to increase or assure full collection of the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan.  These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan maturities, but the Company does not extend loans based solely on guarantees.  As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended

Collateral values or estimates of discounted cash flows (inclusive of any potential cash flow from guarantees) are evaluated to estimate the probability and severity of potential losses.  Then a specific amount of impairment is established based on the Company’s calculation of the probable loss inherent in the individual loan. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Management believes that it uses relevant information available to make determinations about whether a loan is impaired in accordance with accounting principles generally accepted in the United States (“US GAAP”). However, the determination of impairment requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio.  These reviews may result in additional loans being considered impaired based on management’s judgments of information available at the time of each examination.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above.  Provisions amounted to $25.9 million in 2010, $76.8 million in 2009 and $33.2 million in 2008, respectively. Net charge-offs of $28.3 million, $62.7 million and $7.8 million, were recorded in 2010, 2009 and 2008, respectively. This resulted in a ratio of annualized net charge-offs to average loans and leases of 1.27% in 2010, 2.61% in 2009 and 0.32% in 2008. At December 31, 2010, the allowance for loan and lease losses was $62.1 million, or 2.88% of total loans and leases, compared to $64.6 million, or 2.81% of total loans and leases, at December 31, 2009.

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

The following table presents a five-year history for the allocation of the allowance for loan and leases losses.  The allowance is allocated in the following table to various loan and lease categories based on the methodology used to estimate loan losses; however, the allocation does not restrict the usage of the allowance for any specific loan or lease category.

Allowance for Loan and Lease Losses

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Residential real estate:
Residential mortgage	$10,396	$8,871	$4,330	$3,807	$2,411
Residential construction	2,760	2,559	2,747	1,639	1,616
Total residential real estate	13,156	11,430	7,077	5,446	4,027
Commercial real estate:
Commercial mortgage	12,970	10,978	19,527	7,854	5,461
Commercial construction	18,241	21,144	13,046	4,092	2,197
Total commercial real estate	31,211	32,122	32,573	11,946	7,658

Commercial Business	12,870	16,907	7,174	5,317	4,857
Leases	667	770	908	525	364
Consumer	4,231	3,330	2,794	1,858	2,586
Total allowance	$62,135	$64,559	$50,526	$25,092	$19,492

During 2010, there were no major changes in estimation methods that affected the allowance methodology from the prior year.   Variations can occur over time in the methodology’s assessment of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at year-end 2010 or 2009, when measured against the total allowance.

At December 31, 2010, total non-performing loans and leases were $88.1 million, or 4.08% of total loans and leases, compared to $133.7 million, or 5.82% of total loans and leases, at December 31, 2009.  The decrease in non-performing loans and leases was due primarily to a decrease of $47.9 million in nonaccrual loans and leases.  Timely aggressive recognition and management of problem credits has significantly slowed the migration of these loans into non-accrual status during this period.  The decrease in non-performing loans was due in large part to a decrease of $40.2 million in balances relating to six commercial relationships which included net charge-offs of $9.3 million and payments of $30.9 million. These relationships encompass 24 loans in the commercial construction, commercial real estate and commercial business loan categories. None of these loans have had their maturities extended and only one $0.3 million loan has had the terms restructured since origination. Credit issues for home builders have been identified, workout strategies have been developed and the Company continues to monitor the performance of the underlying collateral, and to update appraisals, as necessary, given the context of market environment expectations.  The allowance represented 71% of non-performing loans and leases at December 31, 2010 and 48% at December 31, 2009.  The movement in the coverage ratio demonstrates the improvement in the allowance position.   This increase in the coverage ratio is the direct result of a declining level of non-performing loans.   An analysis of the actual loss history on the problem credits in 2009 and 2010 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loan and the significant decline in early stage delinquencies.  The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $69.6 million, with specific reserves of $3.8 million against those loans at December 31, 2010, as compared to $99.5 million with reserves of $6.6 million, at December 31, 2009.  The decrease in specific reserves during this period of time was the direct result of the resolution by either charge-off or pay-down of several problem credits.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans and leases at December 31, 2010, compared to 74% at December 31, 2009.  Certain loan terms may create concentrations of credit risk and increase the lender’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Summary of Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance, January 1	$64,559	$50,526	$25,092	$19,492	$16,886
Provision for loan and lease losses	25,908	76,762	33,192	4,094	2,795
Allowance acquired from acquisitions	-	-	-	2,798	-
Loan charge-offs:
Residential real estate	(6,401)	(4,847)	(4,798)	-	-
Commercial loans and leases	(22,723)	(57,098)	(2,677)	(1,103)	(230)
Consumer	(3,492)	(1,575)	(988)	(341)	(85)
Total charge-offs	(32,616)	(63,520)	(8,463)	(1,444)	(315)
Loan recoveries:
Residential real estate	34	41	21	12	-
Commercial loans and leases	4,028	640	475	110	89
Consumer	222	110	209	30	37
Total recoveries	4,284	791	705	152	126
Net charge-offs	(28,332)	(62,729)	(7,758)	(1,292)	(189)
Balance, period end	$62,135	$64,559	$50,526	$25,092	$19,492

Net charge-offs to average loans and leases	1.27%	2.61%	0.32%	0.06%	0.01%
Allowance to total loans and leases	2.88%	2.81%	2.03%	1.10%	1.08%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans and leases
Residential real estate	$9,251	$9,520	$11,679	$599	$354
Commercial loans and leases	53,776	100,894	55,890	22,368	1,534
Consumer	300	766	381	73	22
Total non-accrual loans and leases (1)	63,327	111,180	67,950	23,040	1,910

Loans and leases 90 days past due
Residential real estate	13,546	14,887	471	3,992	123
Commercial loans and leases	426	3,321	567	7,236	1,665
Consumer	182	793	-	134	35
Total 90 days past due loans and leases	14,154	19,001	1,038	11,362	1,823

Restructured loans and leases (accruing)	10,571	3,549	395	-	-
Total non-performing loans and leases (2)	88,052	133,730	69,383	34,402	3,733
Other real estate owned, net	9,493	7,464	2,860	461	182
Other assets owned	200	-	-	-	-
Total non-performing assets	$97,745	$141,194	$72,243	$34,863	$3,915

Non-performing loans to total loans and leases	4.08%	5.82%	2.79%	1.51%	0.21%
Non-performing assets to total assets	2.78%	3.89%	2.18%	1.15%	0.15%
Allowance for loan and leases to
non-performing loans and leases	70.57%	48.28%	72.82%	72.94%	522.15%

(1)
Gross interest income that would have been recorded in 2010 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $6.6 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $60.6 million at December 31, 2010. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2010	(3.64)%	(1.28)%	(0.15)%	(0.06)%	N/A	N/A	N/A	N/A
December 31, 2009	(15.27)%	(9.52)%	(5.03)%	(1.71)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk decreased from December 31, 2009 at all interest rate shock levels.  All measures remained well within prescribed policy limits.

The risk position decreased substantially in the rising rate scenarios due to a lengthening of durations in deposits and borrowings which offset the longer duration of the investment portfolio, resulting in a larger asset sensitive gap position. As rates were shocked up, interest expense did not increase appreciably due to the growth in noninterest-bearing demand deposit, regular savings and NOW accounts whose rates are administered by management and thus less subject to interest rate movements. Further, it is assumed that the lower market rates at year-end will cause fewer FHLB convertible advances to be called in the up shock scenarios, thus limiting any further increase in interest expense.

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

Estimated Changes in Economic Value of Equity (EVE)

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2010	(12.49)%	(9.78)%	(5.69)%	(2.68)%	N/A	N/A	N/A	N/A
December 31, 2009	(23.29)%	(12.78)%	(7.43)%	(2.29)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (EVE) at risk decreased compared to year-end 2009 in all interest rate shock levels except the +100 bp level.. The economic value of equity exposure at +200 bp is now -5.69% compared to -7.43% at year-end 2009, and is well within the policy limit of 20.0%, as are measures at all other shock levels.

During 2010, the Company’s core deposit premium has increased due primarily to longer durations and increased balances in noninterest-bearing demand deposit, regular savings and NOW accounts. This has caused a generally positive impact to EVE in the rising shock bands as those funds provide additional premium in a rising rate environment due to the assumption that such rates will lag the pace of increase in overall market rates. In addition, the Company’s equity position increased over 2009 due to its common stock offering in 2010 and positive earnings.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2010.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total earning assets at December 31, 2010. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2010, show short-term investments exceeding short-term borrowings by $53.8 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $566.3 million was available for borrowing based on pledged collateral, with $410.8 million borrowed against it as of December 31, 2010. The line of credit at the Federal Reserve totaled $260.0 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2010.   Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $35.0 million at December 31, 20010, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of December 31, 2010. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2010.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders, dividends on its preferred stock, and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2010, the Bank could have declared a dividend of $12.9 million to Bancorp. At December 31, 2010, Bancorp had liquid assets of $12.2 million.

The Company has various contractual obligations that affect its cash flows and liquidity.  For information regarding material contractual obligations, please see “Market Risk Management” above, “Contractual Obligations” below, and “Note 6-Premises and Equipment,” “Note 9-Borrowings,” “Note 13-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 21-Fair Value” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets.  These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding securities.  The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations.  For additional information on off-balance sheet arrangements, please see “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 9-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations

	Projected Maturity Date or Payment Period (1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$86,243	$86,243	$-	$-	$-
FHLB overnight funds	10,000	10,000	-	-	-
Advances from FHLB	405,758	350	408	-	405,000
Certificates of deposit	630,964	460,916	127,855	42,193	-
Operating lease obligations	22,862	5,292	8,414	5,063	4,093
Purchase obligations (2)	9,114	2,347	4,871	1,896	-
Total	$1,164,941	$565,148	$141,548	$49,152	$409,093

(1)
The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices.  Payments required under these obligations, are set forth in the table below as of December 31, 2010. Assumed a seven year term for purposes of this table.

(2)
Represents payments required under contract, based on average monthly charges for 2010 and assuming a growth rate of 3% with the Company’s current data processing service provider that expires in September 2014.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The attestation report by the Company’s independent registered public accounting firm, Grant Thornton LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sandy Spring Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sandy Spring Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our report dated March 16, 2011, expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 16, 2011

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and due from banks	$44,696	$49,430
Federal funds sold	1,813	1,863
Interest-bearing deposits with banks	16,608	8,503
Cash and cash equivalents	63,117	59,796
Residential mortgage loans held for sale (at fair value)	22,717	12,498
Investments available-for-sale (at fair value)	907,283	858,433
Investments held-to-maturity -- fair value of $104,124 and $137,787 at December 31, 2010 and
2009, respectively	101,590	132,593
Other equity securities	34,070	32,773
Total loans and leases	2,156,232	2,298,010
Less: allowance for loan and lease losses	(62,135)	(64,559)
Net loans and leases	2,094,097	2,233,451
Premises and equipment, net	49,004	49,606
Other real estate owned	9,493	7,464
Accrued interest receivable	12,570	13,653
Goodwill	76,816	76,816
Other intangible assets, net	6,578	8,537
Other assets	142,053	144,858
Total assets	$3,519,388	$3,630,478

Liabilities
Noninterest-bearing deposits	$566,812	$540,578
Interest-bearing deposits	1,983,060	2,156,264
Total deposits	2,549,872	2,696,842
Securites sold under retail repurchase agreements and federal funds purchased	96,243	89,062
Advances from FHLB	405,758	411,584
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,946	24,404
Total liabilities	3,111,819	3,256,892

Stockholders' Equity
Preferred stock—par value $1.00 (liquidation preference of $1,000 per share) shares authorized 83,094,
shares issued and outstanding 83,094 at December 31, 2009, net of discount of $2,999 at December 31, 2009	-	80,095
Common stock -- par value $1.00; shares authorized 49,916,906; shares issued and outstanding
24,046,627 and 16,487,852 at December 31, 2010 and 2009, respectively	24,047	16,488
Warrants	3,699	3,699
Additional paid in capital	177,344	87,334
Retained earnings	205,099	188,622
Accumulated other comprehensive loss	(2,620)	(2,652)
Total stockholders' equity	407,569	373,586
Total liabilities and stockholders' equity	$3,519,388	$3,630,478

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Interest Income:
Interest and fees on loans and leases	$115,789	$126,899	$148,765
Interest on loans held for sale	534	767	436
Interest on deposits with banks	177	149	112
Interest and dividends on securities:
Taxable	24,624	19,945	10,177
Exempt from federal income taxes	7,222	7,467	8,800
Interest on federal funds sold	3	3	555
Total interest income	148,349	155,230	168,845
Interest Expense:
Interest on deposits	16,934	34,921	42,816
Interest on retail repurchase agreements and federal funds purchased	269	308	1,795
Interest on advances from FHLB	14,599	14,708	13,553
Interest on subordinated debt	940	1,585	2,222
Total interest expense	32,742	51,522	60,386
Net interest income	115,607	103,708	108,459
Provision for loan and lease losses	25,908	76,762	33,192
Net interest income after provision for loan and lease losses	89,699	26,946	75,267
Non-interest Income:
Securities gains	796	418	663
Other-than-temporary impairment ("OTTI") losses	(1,505)	-	-
Portion of OTTI losses recognized in other comprehensive income, before taxes	993	-	-
Net OTTI recognized in earnings	(512)	-	-
Service charges on deposit accounts	10,326	11,433	12,778
Gains on sales of mortgage loans	3,251	3,253	2,288
Fees on sales of investment products	3,438	2,823	3,475
Trust and investment management fees	10,287	9,421	9,483
Insurance agency commissions	5,229	5,236	5,908
Income from bank owned life insurance	2,800	2,906	2,902
Visa check fees	3,325	2,920	2,875
Other income	7,053	6,877	5,865
Total non-interest income	45,993	45,287	46,237
Non-interest Expenses:
Salaries and employee benefits	55,470	54,460	53,015
Occupancy expense of premises	11,477	10,710	10,762
Equipment expenses	4,808	5,691	6,156
Marketing	2,359	2,166	2,163
Outside data services	3,992	3,721	4,373
FDIC insurance	4,497	6,092	1,751
Amortization of intangible assets	1,959	3,646	4,447
Goodwill impairment loss	-	-	4,159
Other expenses	18,561	16,599	15,257
Total non-interest expense	103,123	103,085	102,083
Income (loss) before income taxes	32,569	(30,852)	19,421
Income tax expense (benefit)	9,049	(15,997)	3,642
Net income (loss)	$23,520	$(14,855)	$15,779
Preferred stock dividends and discount accretion	6,149	4,810	334
Net income (loss) available to common stockholders	$17,371	$(19,665)	$15,445

Net Income (Loss) Per Share Amounts:
Basic net income (loss) per share	$1.05	$(0.90)	$0.96
Basic net income (loss) per common share	0.78	(1.20)	0.94
Diluted net income (loss) per share	$1.05	$(0.90)	$0.96
Diluted net income (loss) per common share	0.78	(1.20)	0.94
Dividends declared per common share	$0.04	$0.37	$0.96

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$23,520	$(14,855)	$15,779
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operating activities:
Depreciation and amortization	7,686	9,827	10,837
Goodwill impairment loss	-	-	4,159
Net OTTI recognized in earnings	512	-	-
Provision for loan and lease losses	25,908	76,762	33,192
Share based compensation expense	904	762	772
Deferred income tax benefit	(480)	(7,237)	(10,517)
Origination of loans held for sale	(244,707)	(339,553)	(188,899)
Proceeds from sales of loans held for sale	237,787	341,798	186,723
Gains on sales of loans held for sale	(3,251)	(3,253)	(2,288)
Securities gains	(796)	(418)	(663)
Gains (losses) on sales of premises and equipment	(92)	-	46
Losses on other real estate owned	902	46	84
Net (increase) decrease in accrued interest receivable	1,083	(1,843)	3,145
Net (increase) decrease in other assets	5,763	(30,914)	(8,647)
Net increase (decrease) in accrued expenses and other liabilities	(3,040)	(9,688)	8,620
Other – net	4,948	5,457	(2,532)
Net cash provided by operating activities	56,647	26,891	49,811
Investing activities:
Purchases of other equity securities	(1,297)	(3,627)	(5,379)
Purchases of investments available-for-sale	(725,641)	(911,277)	(295,661)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	31,240	39,184	63,105
Proceeds from maturities, calls and principal payments of investments available-for-sale	548,583	347,856	189,569
Proceeds from sales of investments available-for-sale	123,526
Proceeds from redemption of VISA stock	-	-	429
Net (increase) decrease in loans and leases	103,110	124,290	(231,853)
Contingent consideration payout	-	(2,308)	(3,915)
Proceeds from the sales of other real estate owned	7,405	967	240
Expenditures for premises and equipment	(3,645)	(3,110)	(2,250)
Net cash provided by (used in) investing activities	83,281	(408,025)	(285,715)
Financing activities:
Net increase (decrease) in deposits	(146,970)	331,585	91,389
Net increase (decrease) in retail repurchase agreements and federal funds purchased	7,181	13,956	(22,911)
Proceeds from advances from FHLB	-	-	246,000
Repayment of advances from FHLB	(5,826)	(968)	(126,956)
Common stock issued pursuant to West Financial Services acquisition	-	628	-
Proceeds from issuance of common stock	96,464	521	743
Proceeds from issuance of preferred stock	-	-	83,094
Redemption of preferred stock	(83,094)	-	-
Tax benefits associated with shared based compensation	201	26	51
Dividends paid	(4,563)	(10,047)	(15,764)
Net cash provided (used) by financing activities	(136,607)	335,701	255,646
Net increase (decrease) in cash and cash equivalents	3,321	(45,433)	19,742
Cash and cash equivalents at beginning of period	59,796	105,229	85,487
Cash and cash equivalents at end of period	$63,117	$59,796	$105,229

Supplemental Disclosures:
Interest payments	$33,183	$52,416	$59,902
Income tax payments	2,181	3,920	21,404
Transfers from loans to other real estate owned	10,336	5,617	2,723

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Loss	Equity

Balances at December 31, 2007	$-	$16,349	$-	$83,970	$216,376	$(1,055)	$315,640
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008	-	-	-	-	(1,647)	-	(1,647)
Balance as of January 1, 2008 following adoption of EITF issue 06-04	-	16,349	-	83,970	214,729	(1,055)	313,993
Comprehensive Income:
Net income	-	-	-	-	15,779	-	15,779
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	(581)	(581)
Change in funded status of defined benefit pension	-	-	-	-	-	(5,936)	(5,936)
Total Comprehensive Income							9,262
Common stock dividends- $0.96 per share	-	-	-	-	(15,764)	-	(15,764)
Preferred stock dividends - $3.48 per share	-	-	-	-	(289)	-	(289)
Stock compensation expense	-	-	-	772	-	-	772
Common stock issued pursuant to:
Stock option plan - 9,127 shares (16,837 shares issued less 7,710 shares retired)	-	9	-	53	-	-	62
Employee stock purchase plan – 32,891 shares	-	33	-	609	-	-	642
Director stock purchase plan – 1,479 shares	-	2	-	38	-	-	40
Restricted stock- 5,709 shares	-	6	-	44	-	-	50
Preferred stock issued pursuant to:
TARP - 83,094 shares	83,094	-	-	-	-	-	83,094
Discount from issuance of preferred stock	(3,699)	-	-	-	-	-	(3,699)
Discount accretion	45	-	-	-	(45)	-	-
Warrant issued	-	-	3,699	-	-	-	3,699
Balances at December 31, 2008	79,440	16,399	3,699	85,486	214,410	(7,572)	391,862
Comprehensive Income:
Net income (loss)	-	-	-	-	(14,855)	-	(14,855)
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	3,384	3,384
Change in funded status of defined benefit pension	-	-	-	-	-	1,536	1,536
Total Comprehensive Income							(9,935)
Common stock dividends- $0.37 per share	-	-	-	-	(6,123)	-	(6,123)
Preferred stock dividends - $50.00 per share	-	-	-	-	(4,155)	-	(4,155)
Stock compensation expense	-	-	-	762	-	-	762
Discount accretion	655	-	-	-	(655)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial - 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan - 40,598 shares	-	41	-	429	-	-	470
Director stock purchase plan - 2,988 shares	-	3	-	37	-	-	40
Restricted stock - 11,574 shares	-	11	-	(6)	-	-	5
DRIP plan - 2,560 shares	-	2	-	30	-	-	32
Balances at December 31, 2009	80,095	16,488	3,699	87,334	188,622	(2,652)	373,586
Comprehensive Income:
Net income	-	-	-	-	23,520	-	23,520
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	(81)	(81)
Change in funded status of defined benefit pension	-	-	-	-	-	113	113
Total Comprehensive Income							23,552
Redemption of preferred stock - 83,094 shares	(83,094)	-	-	-	-	-	(83,094)
Common stock dividends - $0.04 per share	-	-	-	-	(893)	-	(893)
Preferred stock dividends - $50.00 per share	-	-	-	-	(3,151)	-	(3,151)
Stock compensation expense	-	-	-	904	-	-	904
Discount accretion	2,999	-	-	-	(2,999)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 30,498 shares	-	31	-	434	-	-	465
Employee stock purchase plan - 33,826 shares	-	34	-	386	-	-	420
Restricted stock - 15,477 shares	-	15	-	72	-	-	87
Director stock purchase plan - 3,709 shares	-	4	-	51	-	-	55
DRIP plan - 265 shares	-	-	-	4	-	-	4
Balances at December 31, 2010	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.  The financial statements of Sandy Spring Bancorp, Inc. (Parent Only) include its investment in the Bank under the equity method of accounting.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, determination of impaired loans and the related measurement of impairment, valuation of other real estate owned, prepayment rates, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

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

Residential Mortgage Loans Held for Sale
The Company engages in sales of residential mortgage loans originated by the Bank.  Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. The Company measures residential mortgage loans at fair value when the Company first recognizes the loan (i.e. the fair value option), as permitted by current accounting standards.  Changes in fair value of these loans are recorded in earnings as gains or losses on sales of these loans as a component of non-interest income in the Consolidated Statements of Income/(Loss).  The Company's current practice is to sell such loans on a servicing released basis.

Investments Held-to-Maturity
Investments held-to-maturity are those securities which the Company has the ability and positive intent to hold until maturity. These securities are recorded at cost at the time of purchase. The carrying values of investments held-to-maturity are adjusted for premium amortization and discount accretion to the maturity date on the effective interest method.  Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity investments below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  Factors that may affect the determination of whether other-than-temporary impairment has occurred include a downgrading of the security below investment grade by the rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investments Available-for-Sale
Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as securities available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk or other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders' equity. The carrying values of securities available-for-sale are adjusted for premium amortization and discount accretion to the maturity date on the effective interest method. Realized gains and losses on security sales or maturities, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary (“OTTI”) result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Equity Securities
Other equity securities represent Federal Reserve Bank, Federal Home Loan Bank of Atlanta stock and Atlantic Central Banker’s Bank stocks and are considered restricted as to marketability and recorded at cost.  These securities are carried at cost and evaluated for impairment each reporting period.

Loans and Lease Financing Receivables
The Company’s financing receivables consist of loans and leases that are stated at their principal balance outstanding net of any unearned income and deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Lease financing receivables, all of which are direct financing leases, include aggregate payments, net of related unearned income.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

Loans are considered past due or delinquent when the principal or interest due in accordance with the contractual terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.  Immaterial shortfalls in payment amounts do not necessarily result in a loan being considered delinquent or past due.  If any payments are past due and subsequent payments are resumed without payment of the delinquent amount, the loan shall continue to be considered past due.  Whenever any loan is reported delinquent on a principal or interest payment or portion thereof, the amount reported as delinquent is the outstanding principal balance of the loan.

Loans and leases, except for consumer loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due and collateral is insufficient to discharge the debt in full.  Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely.  These loans are considered, collectively, to be non-performing loans.   Consumer installment loans are not placed on non-accrual, but are charged off when they are four months past due.  Loans designated as non-accrual will have all previously accrued but unpaid interest reversed.  Interest on non-accrual loans is accounted for on the cash-basis for loans that are well secured and in the process of collection or using the cost-recovery method with all payments applied to reduce the outstanding principal until the loan returns to accrual status.  Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured

Large groups of smaller balance homogeneous loans are not individually evaluated for impairment and include lease financing receivables, residential permanent and construction mortgages and consumer installment loans.  All other loans are considered non-homogeneous and are evaluated for impairment if they are placed in non-accrual status.  Impaired loans may not necessarily be in non-accrual status due to continued timely contractual payment performance coupled with other pertinent factors, such as, sufficient collateral value.  Loans are evaluated for impairment when, based on available information it is probable that the Company may not collect all principal and interest payments according to contractual terms. Factors considered in determining whether a loan is impaired include:
•	the financial condition of the borrower;
•	reliability and sources of the cash flows;
•	absorption or vacancy rates; and
•	value of the related collateral.

The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, as permitted, we may elect to measure impairment based on a loan’s observable market price or the fair value of the collateral less cost to sell if repayment is expected to be provided solely by the underlying collateral (collateral dependent loans).The majority of the Company’s impaired loans are considered to be collateral dependent and impairment is measured by determining the fair value of the collateral using third party appraisals conducted at least annually that are reviewed by management for propriety and reasonableness. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis.   Based on the impairment evaluation, if the Company determines a measurable loss exists, a specific reserve will be established for that loan.  Once a loss has been confirmed, the loan is charged-down to its estimated fair value. Interest income on impaired loans is recognized using the same method as non-accrual loans, with the exception of loans that are considered troubled debt restructurings.

Loans considered to be troubled debt restructuring (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish a specific reserve on a loan.  In these instances the specific reserve is adjusted to reflect the Company’s determination of fair value.  In the event a loss was previously confirmed and was charged down to the estimated fair value based on an appraisal, the balance of partially charged-off loans are not subsequently increased but could be further decreased depending on the direction of the change in fair value.  Payments on fully or partially charged-off loans are accounted for under the cost-recovery method.  Under this method, all payments are applied on a cash basis to reduce the entire outstanding principal, then to recognize a recovery of all previously charged-off amounts before interest income may be recognized.

Management uses relevant information available to make the determination on whether loans are impaired in accordance with accounting principles generally accepted in the United States (“US GAAP”). However, the determination of whether loans are impaired and the measurement of the amounts of impairment requires significant judgment, and estimates of incurred losses in the loan and lease portfolio can vary significantly from the amounts actually observed.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“allowance”) represents an amount which, in management's judgment, is adequate to absorb the estimate of losses that may be sustained on outstanding loans and leases at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio.  The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased by the provision for loan and lease losses, which is recorded as a current period operating expense.  The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses, if any, be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan’s or lease’s contractual terms.

The Company’s systematic methodology for assessing the appropriateness of the allowance includes a general reserve reflecting historical losses, as adjusted, by loan portfolio segment, and a specific allowance for impaired loans. The use of historical loan loss factors reduces the differences between estimated losses inherent in the lending portfolios and actual losses.  There were no changes in the Company’s allowance policies or methodology from the prior year.

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates.  The reasonableness of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

General reserves are based upon historical loss experience by portfolio segment measured, over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:
•	trends in delinquencies and other non-performing loans;
•	changes in the risk profile related to large loans in the portfolio;
•	changes in the categories of loans comprising the loan portfolio;
•	concentrations of loans to specific industry segments;
•	changes in economic conditions on both a local and national level;
•	changes in the Company’s credit administration and loan portfolio management processes; and

•	quality of the Company’s credit risk identification processes.

The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the reserves applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The portion of the reserve representing specific allowances is established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable.   Specific reserves are calculated on individually impaired loans and established based on the Company’s calculation of the probable losses inherent in an individual loan.  For loans on which the Company has not elected to use the collateral value as a basis to establish the measure of impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers a number of factors:
•	the borrower’s overall financial condition;
•	resources and payment record;
•	support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.
These factors combine to estimate the probability and severity of potential losses.

Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize inherent losses, future additions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the loan and lease portfolio and the allowance.  Such review may result in additional provisions based on management’s judgments of information available at the time of each examination.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware, and 10 to 40 years for buildings and building improvements.  Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in non-interest expense.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  Goodwill is not amortized over an estimated life, but rather is tested for impairment annually on October 1st. If it is determined that an event has occurred at any time that may indicate that the value of the goodwill has become impaired (a “triggering event”) then the goodwill is subject to impairment testing during that period.  The initial step in the process determines whether the fair value of a reporting unit is less than its carrying value.  If a decline in value is indicated, the Company proceeds to a second step and uses various methods to determine the extent, if any, of the impairment based on a composite of valuation methods comprising of   market value indicators and discounted cash flows from both the assets and liabilities of the reporting unit.  Any impairment is realized through a reduction of goodwill and an offsetting charge to non-interest expense.

Intangible assets that have finite lives are amortized over their estimated useful lives and also continue to be subject to impairment testing.  All of the Company’s other intangible assets have finite lives and are being amortized on a straight-line basis over varying periods that initially did not exceed 15 years.

A summary of the Company’s goodwill and other intangible assets is included in Note 7. The unidentifiable intangible assets resulting from branch acquisitions resulted from two transactions: the purchase of a commercial bank branch in 1996 and the purchase of seven commercial bank branches in a single transaction in 1999. No goodwill was recorded as a result of these branch acquisitions.

Other Real Estate Owned (“OREO”)
OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. During the holding period OREO continues to be measured at fair value less estimated costs of disposal, and any subsequent valuation adjustments that may be required are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.

Derivative Financial Instruments
Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded in other non-interest income or other non-interest expense

The Company records a zero value for the loan commitment at the time the commitment is issued to a borrower.  Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments
The Company evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed.  Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded in other non-interest income or other non-interest expense.  The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Interest Rate Swap Agreements
The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans.  These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party.   The swaps are reported at fair value in other assets or other liabilities. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any gain or loss resulting from changes in the fair value is recognized in either other non-interest income or other non-interest expense.  Further discussion of the Company's financial derivatives is set forth Note 19 to the Consolidated Financial Statements.

Off-Balance Sheet Credit Risk
The Company issues financial or standby letters of credit that represent conditional commitments to fund transactions by the Company, typically to guarantee performance of a customer to a third party related to borrowing arrangements.  The credit risk associated with issuing letters of credit is essentially the same as occurs when extending loan facilities to borrowers.  The Company monitors the exposure to the letters of credit as part of its credit review process.  Extensions of letters of credit, if any, would become part of the loan balance outstanding and would be evaluated in accordance with the Company’s credit policies.  The reserve for potential losses on extensions of letters of credit is included in the allowance for loan losses.  Potential exposure to loss for unfunded letters of credit if deemed necessary would be recorded in other liabilities.

The Company originates and sells whole loans to investors in the ordinary course of business to variety of investors.  Mortgage loans sold are subject to representations and warranties regarding certain attributes made to the third party purchasers.  Subsequent to the sale, if a material underwriting deficiency or documentation defect is determined, the Company may be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect cannot be rectified within a specific period that follows discovery.  These representations and warranties typically exist for approximately 12 to 24 months following origination.  The Company monitors the activity regarding the requirement to repurchased loans and the losses incurred.  This information is applied to determine a recourse reserve that is recorded in other liabilities.

Valuation of Long-Lived Assets
The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the cost or the fair value, less costs to sell.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right or from providing more than a trivial benefit to the transferor) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through any agreement to repurchase or redeem them before their maturity or likely cause a holder to return those assets whether through unilateral ability or a price so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Cash flows from the assets are allocated to the participating interest holders in proportion to their ownership shares. Financial assets obtained or liabilities incurred in a sale are recognized and initially measured at fair value.

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

Net Income (Loss) per Common Share
Basic net income (loss) per common share is derived by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted net income (loss) per common share is derived by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted, if applicable, for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance.  The number of potential shares issued pursuant to the stock option plans is determined using the treasury stock method.  Dilutive common stock equivalents have been excluded from the computation of dilutive net income (loss) per common share if the result would be anti-dilutive.

Income Taxes
Income tax expense (benefit) is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Deferred income tax assets and liabilities are determined using the liability method. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2008.

Adopted Accounting Pronouncements
The Company applies the guidance for the Financial Accounting Standards Board (“FASB”) Accounting Standards Topic (“ASC”) regarding disclosure requirements that apply to transfers that occur both before and after November 15, 2009.  This guidance changes the de-recognition guidance for transferors of financial assets, including entities that sponsor securitizations. In addition, existing qualifying special-purpose entities (“QSPE”) must be evaluated for consolidation by the reporting entity. The concept of QSPE is eliminated and transferors are required to evaluate transfers to such entities. The guidance also introduces the concept of a participating interest. A participating interest is defined as a proportionate ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the guidance significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. The guidance also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale.  The guidance amends the disclosure requirements to allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred.  The application of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows.

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

In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  For disclosures about activity during a reporting period, those disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The purpose of the guidance is to enhance disclosures required on financing receivables and the allowance for credit losses.  The disclosures will provide enhanced information on the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  This information is required to be presented on a disaggregated basis and includes the aging of the receivables, the nature and extent of any troubled debt restructurings and the effect on the allowance for credit losses.  This guidance also requires disclosures of any significant purchases or sales of receivables.  The application of this guidance did not have any material impact on the financial position, results of operations or cash flows of the Company, but increased the Company’s disclosures related to the credit quality of financing receivables and the allowance for loan and lease losses.

NOTE 2 – CASH AND DUE FROM BANKS
Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2010 was $71.0 million and in 2009 was $58.9 million.

NOTE 3 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale for the periods indicated are presented in the following table:

	December 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$305,643	$3,949	$(2,887)	$306,705	$352,841	$3,190	$(434)	$355,597
State and municipal	111,583	182	(4,228)	107,537	41,283	903	(44)	42,142
Mortgage-backed	476,914	10,998	(951)	486,961	449,722	5,767	(1,491)	453,998
Trust preferred	6,783	190	(993)	5,980	7,841	180	(1,675)	6,346
Total debt securities	900,923	15,319	(9,059)	907,183	851,687	10,040	(3,644)	858,083
Marketable equity securities	100	-	-	100	350	-	-	350
Total investments available-for-sale	$901,023	$15,319	$(9,059)	$907,283	$852,037	$10,040	$(3,644)	$858,433

At December 31, 2010, unrealized losses associated with U.S. Government Agencies have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The state and municipal securities portfolio segment has not experienced any credit problems at December 31, 2010 and the Company believes it will receive all contractual cash flows due on this portfolio.  Significant unrealized losses from the third quarter to the fourth quarter of 2010 were determined to be the result of the rising interest rate environment during that period of time.  The mortgage-backed portfolio at December 31, 2010 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($200.5 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($286.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.  The non-credit related unrealized losses in the available-for-sale portfolio are considered temporary in nature.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At December 31, 2010, the trust preferred portfolio consisted of one $3.0 million in security backed by a single financial institution issuer.  The fair value of this security was $3.2 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.8 million, with a fair value of $2.8 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology and significant assumptions employed by the specialist to determine fair value included:
•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of collateral in the pool;
•	Default, recovery and prepayment/amortization probabilities;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and

•
A discount rate of 12.4% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $262 thousand which was recognized in earnings for the year ended December 31, 2010.  Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $993 thousand for the year ended December 31, 2010.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at December 31, 2010.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•
Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status.  Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool.  Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;

•	Loss severity is forecasted based on the type of impairment using research performed by third parities;
•
The security only contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds.  Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;

•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•
Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

At December 31, 2010, the Company held $350 thousand in marketable equity securities of two entities. The quarterly review of the financial statements and review of other recently available data determined that OTTI existed with respect to one of the investments. As a result, the Company recognized in earnings for the year ended December 31, 2010 credit-related OTTI of $250 thousand which represented the Company’s entire investment in the equities of a single entity.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on pooled trust preferred securities, through December 31, 2009	$-
Additions for recognized OTTI credit losses on securities which were not previously impaired	512
Cumulative credit losses on pooled trust preferred securities, through December 31, 2010	$512

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position for the periods indicated are presented in the following table:

As of December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$115,829	$2,887	$-	$2,887
State and municipal	72	91,693	4,228	-	4,228
Mortgage-backed	11	139,899	949	2	951
Trust preferred	1	2,798	-	993	993
Total	97	$350,219	$8,064	$995	$9,059

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$72,793	$434	$-	$434
State and municipal	5	5,805	40	4	44
Mortgage-backed	21	150,369	1,454	37	1,491
Trust preferred	2	4,366	24	1,651	1,675
Total	36	$233,333	$1,952	$1,692	$3,644

The amortized cost and estimated fair values of investment securities available-for-sale by contractual maturity at the dates indicated are provided in the following table.  The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$31,537	$31,747	$56,739	$57,454
Due after one year through five years	167,190	170,292	273,351	275,712
Due after five years through ten years	258,107	255,700	70,770	71,132
Due after ten years	444,089	449,444	450,827	453,785
Total debt securities available for sale	$900,923	$907,183	$851,687	$858,083

At December 31, 2010 and December 31, 2009, investments available-for-sale with a book value of $244.2 million and $290.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at December 31, 2010 and 2009.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity for the periods indicated are presented in the following table:

	December 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$101,091	$2,530	$(44)	$103,577	$131,996	$5,156	$(1)	$137,151
Mortgage-backed	499	48	-	547	597	39	-	636
Total investments held-to-maturity	$101,590	$2,578	$(44)	$104,124	$132,593	$5,195	$(1)	$137,787

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position for the periods indicated are presented in the following tables:

As of December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,769	$33	$11	$44
Total	4	$1,769	$33	$11	$44

As of December 31, 2009			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,782	$1	$-	$1
Total	4	$1,782	$1	$-	$1

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity at by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$26,238	$26,750	$13,626	$13,800
Due after one year through five years	15,871	16,616	26,356	27,687
Due after five years through ten years	24,426	25,118	34,545	35,776
Due after ten years	35,055	35,640	58,066	60,524
Total debt securities held-to-maturity	$101,590	$104,124	$132,593	$137,787

At December 31, 2010 and 2009, investments held-to-maturity with a book value of $85.8 million and $115.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2010 and 2009.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

	December 31,	December 31,
(In thousands)	2010	2009
Federal Reserve Bank stock	$7,530	$7,531
Federal Home Loan Bank of Atlanta stock	26,465	25,167
Atlantic Central Bank stock	75	75
Total equity securities	$34,070	$32,773

Securities gains
Gross realized gains and losses on all investments for the periods indicated are presented in the following table:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Gross realized gains from sales of investments available-for-sale	$1,001	$-	$-
Gross realized losses from sales of investments available-for-sale	(371)	-	-
Net gains or (losses) from calls of investments available-for-sale	99	203	166
Net gains or (losses) from calls of investments held-to-maturity	67	215	68
Sale of Visa, Inc. stock	-	-	429
Net securities gains	$796	$418	$663

NOTE 4 – LOANS AND LEASES
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

Outstanding loan balances at December 31, 2010 and 2009 are net of unearned income including net deferred loan costs of $2.1 million and $3.1 million, respectively.  The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2010	2009
Residential real estate:
Residential mortgage	$436,534	$457,414
Residential construction	91,273	92,283
Commercial real estate:
Commercial owner occupied real estate	503,286	526,372
Commercial investor real estate	327,782	317,577
Commercial acquisition, development and construction	151,061	182,791
Commercial Business	250,255	296,220
Leases	15,551	25,704
Consumer	380,490	399,649
Total loans and leases	$2,156,232	$2,298,010

Portfolio Segments
The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment.  These segments are:

•
Commercial business loans – Commercial loans are made to provide funds for equipment and general corporate needs.  Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business.  Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.

•
Commercial acquisition, development and construction loans –Commercial acquisition, development and construction loans are intended to finance the construction of commercial properties and include loans for the acquisition and development of land.  Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price.  The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•
Commercial owner occupied real estate loans - Commercial owned-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.

•
Commercial investor real estate loans - Commercial investor real estate loans consist of loans secured by non-owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•	Leases - The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small to medium sized businesses.
•
Consumer loans - This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit and marine loans.  The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.  Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

•
Residential mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

•
Residential construction loans - The Company makes residential real estate construction loans generally to provide interim financing on residential property during the construction period. Borrowers are typically individuals who will ultimately occupy the single-family dwelling. Loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections.

NOTE 5 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses
Credit risk can vary significantly as losses, as a percentage of outstanding loans, can vary widely during economic cycles and are sensitive to changing economic conditions.  The amount of loss in any particular type of loan can vary depending on the purpose of the loan and the underlying collateral securing the loan.  Collateral securing commercial loans can range from accounts receivable to equipment to improved or unimproved real estate depending on the purpose of the loan.  Home mortgage and home equity loans and lines are typically secured by first or second liens on residential real estate.  Consumer loans may be secured by personal property, such as auto loans or they may be unsecured loan products.

To control and manage credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to credit losses inherent in the total loan portfolio.

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2010	2009	2008
Balance at beginning of year	$64,559	$50,526	$25,092
Provision for loan and lease losses	25,908	76,762	33,192
Loan and lease charge-offs	(32,616)	(63,520)	(8,463)
Loan and lease recoveries	4,284	791	705
Net charge-offs	(28,332)	(62,729)	(7,758)
Balance at year end	$62,135	$64,559	$50,526

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the year ended December 31, 2010:

	For the year ended December 31, 2010
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance, January 1	$16,907	$21,144	$3,173	$7,805	$770	$3,330	$8,871	$2,559	$64,559
Provision	153	9,580	1,850	2,059	-	4,172	7,217	877	25,908
Charge-offs	(7,144)	(13,545)	(232)	(1,692)	(109)	(3,493)	(5,724)	(677)	(32,616)
Recoveries	2,954	1,062	2	5	6	222	32	1	4,284
Net charge-offs	(4,190)	(12,483)	(230)	(1,687)	(103)	(3,271)	(5,692)	(676)	(28,332)
Balance, December 31	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135

Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232
Allowance for loans and leases to total loans and leases ratio	5.14%	12.08%	1.46%	1.62%	4.29%	1.11%	2.38%	3.02%	2.88%

Balance of loans specifically evaluated for impairment	$8,147	$41,345	$5,631	$12,491	na.	$37	$1,963	na.	$69,614
Allowance for loans specifically evaluated for impairment	$2,507	$289	$274	$775	na.	na.	na.	na.	$3,845
Specific loans to specific allowance ratio	30.77%	0.70%	4.87%	6.20%	na.	na.	na.	na.	5.52%

Balance of loans collectively evaluated	$242,108	$109,716	$322,151	$490,795	$15,551	$380,453	$434,571	$91,273	$2,086,618
Allowance for loans collectively evaluated	$10,363	$17,952	$4,519	$7,402	$667	$4,231	$10,396	$2,760	$58,290
Collective loans to collective allowance ratio	4.28%	16.36%	1.40%	1.51%	4.29%	1.11%	2.39%	3.02%	2.79%

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired credit is warranted.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal is usually obtained if the appraisal on file is more than 12 months old.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific reserve or a charge-off should be taken. When losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by the independent third party appraisal.  Any further collateral deterioration results in either further specific reserves being established or additional charge-offs.  The Chief Credit Officer has the authority to approve a specific reserve or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s systematic methodology for evaluating whether a loan is impaired begins with risk-rating credits (see below for detailed explanation) on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, support from financial guarantors.  The Company, as a consistent practice, does not rely solely on the existence of guarantees when determining whether a loan is impaired and in measuring the amount of the impairment. In measuring impairment, the Company looks to the discounted cash flows of the project itself or the value of the collateral as the primary sources of repayment of the loan. While the Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship, it considers such guarantees only as a secondary source of repayment. Accordingly, the guarantee alone would not be sufficient to avoid classifying the loan as impaired.

The Company typically relies on current (12 months old or less) third party appraisals of the collateral to assist in measuring impairment.. In the cases in which the Company does not rely on a third party appraisal, an internal evaluation is prepared by an approved credit officer.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.
•	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.
•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.
•	At the monthly credit committee meeting the loan may be downgraded and a specific reserve may be decided upon in advance of the receipt of the appraisal.
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

The Company generally follows a policy of not extending maturities on non-performing loans under existing terms. The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. Maturity date extensions only occur under terms that clearly place the Company in a position to assure full collection of the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan.  These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan maturities, but the Company does not extend loans based solely on guarantees.  As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.  At December 31, 2010, restructured loans totaled $29.8 million, of which $10.6 million were current and $19.2 million were non-performing.  The Company has commitments to lend $4.5 million in additional funds on loans that have been restructured at December 31, 2010. Restructured loans at December 31, 2009 totaled $19.6 million, of which $3.5 million were current and $16.1 million were non-performing.  There were no additional funding commitments on these loans at December 31, 2009.

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

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31, 2010:

	For the Year Ended December 31, 2010
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,755	4,792	1,175	3,060	-	13,782
Restructured accruing	-	-	-	-	-	-
Restructured non-accruing	627	2,664	-	1,873	-	5,164
Balance	$5,382	$7,456	$1,175	$4,933	$-	$18,946

Allowance	$2,507	$289	$274	$775	$-	$3,845

Impaired loans without a specific allowance
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	916	12,076	578	6,119	-	19,689
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	1,640	10,885	-	729	771	14,025
Balance	$2,765	$33,889	$4,456	$7,558	$2,000	$50,668

Total impaired loans
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	5,671	16,868	1,753	9,179	-	33,471
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	2,267	13,549	-	2,602	771	19,189
Balance	$8,147	$41,345	$5,631	$12,491	$2,000	$69,614

Allowance	$2,507	$289	$274	$775	$-	$3,845

Unpaid principal balance in total impaired loans	$10,929	$63,811	$5,631	$12,171	$-	$92,542
The following table provides information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2010	2009	2008
Impaired loans with a valuation allowance	$18,946	$23,683	$45,525
Impaired loans without a valuation allowance	50,668	75,769	7,098
Total impaired loans	$69,614	$99,452	$52,623

Allowance for loan and lease losses related to impaired loans	$3,845	$6,613	$13,803
Allowance for loan and lease losses related to loans collectively evaluated	58,290	57,946	36,723
Total allowance for loan and lease losses	$62,135	$64,559	$50,526

Average impaired loans for the year	$75,556	$100,387	$45,947
Contractual interest income due on impaired loans during the year	$6,651	$6,355	$4,000
Interest income on impaired loans recognized on a cash basis	$-	$-	$-
Interest income on impaired loans recognized on an accrual basis	$524	$-	$-

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31, 2010:

	December 31, 2010
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,938	$30,417	$1,753	$11,781	$1,887	$300	$3,946	$5,305	$63,327
Loans and leases 90 days past due	19	-	-	-	407	182	9,871	3,675	14,154
Restructured loans and leases (accruing)	209	4,545	3,878	710	-	37	1,192	-	10,571
Total non-performing loans and leases	8,166	34,962	5,631	12,491	2,294	519	15,009	8,980	88,052
Other real estate owned	-	1,172	-	-	-	-	6,799	1,522	9,493
Other assets owned	-	-	-	-	-	200	-	-	200
Total non-performing assets	$8,166	$36,134	$5,631	$12,491	$2,294	$719	$21,808	$10,502	$97,745

	December 31, 2010
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,294	$-	$347	$156	$298	$1,685	$4,720	$-	$9,500
61-90 days	20	-	-	108	21	385	1,593	-	2,127
> 90 days	19	-	-	-	407	182	9,871	3,675	14,154
Total past due	2,333	-	347	264	726	2,252	16,184	3,675	25,781
Non-accrual loans and leases	7,938	30,417	1,753	11,781	1,887	300	3,946	5,305	63,327
Current loans	239,984	120,644	325,682	491,241	12,938	377,938	416,404	82,293	2,067,124
Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232

The Company uses an internal loan risk rating system as a means of identifying problem and potential problem loans.  Under this system, loans in the commercial loan portfolios are risk rated as either pass rated or classified loans.  Pass-rated loans range in quality from risk free to those that have a marginally acceptable level of risk. Risk free loans include those supported by the U.S. government or U.S. government agencies, supported by letters of credit from other banks or loans that are fully secured by a deposit at the bank. Loans with a marginally acceptable level of risk may have characteristics, such as declining financial metrics, or market fundamentals, and may operate in an intensely competitive industry. These loans may exhibit inconsistent performance and marginal overall strength as compared to their peer group but have a history of compliance with all aspects of their debt requirements and are current as to payments.

Classified loans represent an increased level of credit risk and are placed into three categories:
•
Special Mention - Borrowers exhibit potential credit weaknesses or downward trends that may weaken the credit position if uncorrected.  The borrowers are considered marginally acceptable without potential for loss of principal or interest.

•	Substandard - Borrowers have well defined weaknesses or characteristics that present the possibility that the Company will sustain some loss if the deficiencies are not corrected.
•
Doubtful - Borrowers classified as doubtful have the same weaknesses found in substandard borrowers, however, these weaknesses indicate that the collection of debt in full (principal and interest), based on current conditions, is highly questionable and improbable.

The following table provides information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31, 2010:

		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(in thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$205,111	$107,374	$294,134	$425,433	$1,032,052
Special Mention	11,324	2,342	23,742	44,035	81,443
Substandard	30,330	39,546	9,906	33,497	113,279
Doubtful	3,490	1,799	-	321	5,610
Total	$250,255	$151,061	$327,782	$503,286	$1,232,384

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following table provides information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31, 2010:

			Residential Real Estate
			Residential	Residential
(in thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$13,257	$379,971	$421,525	$82,293	$897,046
Non-performing:					-
90 days past due	407	182	9,871	3,675	14,135
Non-accruing	1,887	300	3,946	5,305	11,438
Trouble debt restructuring (accruing)	-	37	1,192	-	1,229
Total	$15,551	$380,490	$436,534	$91,273	$923,848

Other Real Estate Owed
OREO is comprised of properties acquired by the Bank in partial or total satisfaction of problem loans. The properties are recorded at fair value on date of acquisition less estimated costs of disposal (net realizable value). Losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.  Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.  Other real estate owned totaled $9.5 million and $7.5 million at December 31, 2010 and 2009, respectively.

NOTE 6 – PREMISES AND EQUIPMENT
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2010	2009
Land	$9,954	$9,954
Buildings and leasehold improvements	60,069	58,202
Equipment	37,853	36,356
Total premises and equipment	107,876	104,512
Less: accumulated depreciation and amortization	(58,872)	(54,906)
Net premises and equipment	$49,004	$49,606

Depreciation and amortization expense for premises and equipment amounted to $4.3 million for 2010, $4.8 million for 2009 and $5.0 million for 2008.

Total rental expense of premises and equipment, net of rental income, for the three years ended December 31, 2010, 2009 and 2008 was $5.9 million, $5.6 million and $5.7 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2011	$5,292
2012	4,654
2013	3,760
2014	3,311
2015	1,752
Thereafter	4,093
Total minimum lease payments	$22,862

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2010			Weighted	2009			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life	Amount*	Amortization	Amount	Life
Amortized intangible assets:
Core deposit intangibles	$9,716	$(5,188)	$4,528	4.5 years	$9,716	$(3,800)	$5,916	5.5 years
Other identifiable intangibles	8,301	(6,251)	2,050	3.3 years	8,301	(5,680)	2,621	4.3 years
Total amortized intangible assets	$18,017	$(11,439)	$6,578		$18,017	$(9,480)	$8,537

Goodwill	$76,816		$76,816		$76,816		$76,816

*	Gross carrying amount for goodwill in 2009 has been adjusted for a 2008 impairment charge of $4.2 million associated with a leasing subsidiary due to a decline in cash flows. This amount

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2008	$62,636	$4,623	$8,989	$76,248
Purchase price adjustment	-	568	-	568
Balance December 31, 2009	62,636	5,191	8,989	76,816
No activity	-	-	-	-
Balance December 31, 2010	$62,636	$5,191	$8,989	$76,816

The following table presents the estimated future amortization expense for amortizing intangibles within the years ending December 31:

(In thousands)	Amount
2011	$1,845
2012	1,845
2013	1,778
2014	752
2015	303
Thereafter	55
Total amortizing intangibles	$6,578

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a possible impairment.  Acquired intangible assets apart from goodwill are reviewed for impairment annually and are being amortized over their remaining estimated lives.  The Company performs its annual impairment review of goodwill as of October 1of each year for each operating segment using data as of September 30. The Company uses discounted cash flow analysis, as well as guideline company and guideline transaction information, where available, to estimate the fair value of each reporting unit.  The estimates, specific to each reporting unit, that were incorporated in the valuations included projections of cash flows, discount rates and applicable valuation multiples.  The assumptions considered current market conditions in the development of growth expectations and the respective discount rates.  At October 1, 2010, the estimated fair value of each reporting unit exceeded its respective carrying value and, accordingly, there was no impairment of goodwill.

At December 31, 2009, the market value of the Company’s stock was below its tangible book value as the stock price had experienced a significant decline during the fourth quarter of the year.  Management considered this decrease to be a triggering event indicating the possibility of impairment in the Community Banking and “Other” segments at December 31, 2009. The Company engaged a third party valuation specialist to assist management in the determination of the fair value of the Community Banking segment. Based on the lowest fair value within the range as determined by various valuation methodologies, management determined that the Community Banking segment failed Step 1 of the two-step impairment analysis and needed to perform additional valuation analysis to determine whether the goodwill attributed to the Community Banking segment was impaired and, if so, the amount of the impairment.

At December 31, 2009, the Company determined from its Step 2 analysis that the fair value of the goodwill in the Community Banking segment exceeded its carrying value of $62.6 million by $31.9 million or 51%, and that no impairment of goodwill existed at December 31, 2009.

All other remaining goodwill and intangibles associated with other segments of the Company not previously discussed above were reviewed at December 31, 2010 and 2009, respectively, for any indications of impairment.  Based on the review, no impairment was noted for the years ended December 31, 2010 and 2009, related to the Investment Management and Insurance segments

NOTE 8 – DEPOSITS
The following table presents the composition of deposits at December 31:

(In thousands)	2010	2009
Noninterest-bearing deposits	$566,812	$540,578
Interest-bearing deposits:
Demand	317,905	282,045
Money market savings	861,420	931,362
Regular savings	172,771	157,072
Time deposits of less than $100,000	351,071	421,978
Time deposits of $100,000 or more	279,893	363,807
Total interest-bearing deposits	1,983,060	2,156,264
Total deposits	$2,549,872	$2,696,842

Demand deposit overdrafts reclassified as loan balances were $1.2 million and $1.5 million at December 31, 2010 and 2009, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2011	$460,916
2012	107,329
2013	20,526
2014	26,371
2015	15,822
Total time deposits	$630,964

The Company's time deposits of $100 thousand or more represented 11.0% of total deposits at December 31, 2010 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$46,918	$64,957	$91,359	$76,659	$279,893

Interest expense on time deposits of $100 thousand or more amounted to $5.2 million, $10.7 million and $12.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 9 – BORROWINGS
Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at December 31 and for the years ending December 31:

	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Retail repurchase agreements	$86,243	0.30%	$74,062	0.20%	$75,106	0.20%
Average for the Year:
Retail repurchase agreements	$86,726	0.30%	$87,828	0.35%	$88,214	1.18%
Maximum Month-end Balance:
Retail repurchase agreements	$97,884		$98,827		$101,666

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2010, the Company has an available line of credit for $1.1 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $566.3 million based on pledged collateral at interest rates based upon current market conditions.  At December 31, 2010, total pledged collateral was$415.8 million, which included $10.0 million for overnight funds included in short-term borrowing and $405.8 million pledged for the FHLB advances.  At December 31, 2009, lines of credit totaled $1.1 billion under which $493.8 million was available based on pledged collateral.  Total collateral pledged at December 31, 2009 was $426.6 million which included $15 million for overnight funds and $411.6 for the FHLB advances.  Both short-term and long-term FHLB advances are fully collateralized by pledges of loans.  The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $321.0 million, commercial loans amounting to $464.6 million, home equity lines of credit (“HELOC”) amounting to $325.7 million and multifamily loans amounting to $22.3 million at December 31, 2010 as collateral under the borrowing agreement with the FHLB.  At December 31, 2009 the Company had pledged collateral of qualifying mortgage loans of $296.3 million, commercial loans of $498.1 million, HELOC loans of $327.6 million and multifamily loans of $18.4 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $280.0 million and $312.7 million at December 31, 2010 and 2009, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $35.0 million. At December 31, 2010 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31for the periods indicated consisted of the following:

	2010		2009
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$350	4.13%	$5,476	4.89%
Two years	350	4.13	-	-
Three years	58	4.13	-	-
Four years	-	-	1,108	4.13
Five years	-	-	-	-
After five years	405,000	3.50	405,000	3.50
Total advances from FHLB	$405,758	3.50	$411,584	3.52

NOTE 10 – SUBORDINATED DEBENTURES
The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2010, the rate on the subordinated debt was 2.54% and has re-priced on January 7, 2011 (2.55%).  The subordinated obligations of the Company are subordinated to all other debt except other trust preferred subordinated, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

NOTE 11 – STOCKHOLDERS’ EQUITY
The Company’s Articles of Incorporation authorize 49,916,906  shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, for $83.1 million in cash. The redemption of the preferred shares was completed in two transactions with one half of the shares redeemed in July, 2010 and the remainder of the shares redeemed in December, 2010. The preferred shares paid an annual dividend of 5% per share during the period the shares were outstanding.

At December 31, 2010, the warrant remained outstanding and the Company was in negotiations with the Treasury to redeem the warrant.  The warrant was issued with an initial exercise price of $19.13 and a ten year term and was exercisable immediately, in whole or in part. The Treasury Department has agreed not to vote any common shares acquired upon exercise of the warrant.

The warrant was allocated a portion of the $83.1 million issuance proceeds as required by current accounting standards. The allocation of this value was based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.7 million, which was allocated from the proceeds and recorded in additional paid-in capital in the consolidated balance sheet. This non-cash amount was considered a discount to the preferred stock and to be amortized over a five year period using the interest method and accreted as a dividend recorded on the preferred shares. A portion of the unamortized discount was recognized in a charge to retained earnings on the date of the respective redemption of the preferred shares.  The warrant is included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2010, there were 29,302 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001, with consecutive monthly offering periods thereafter.  The Company has reserved 450,000 authorized but unissued shares of common stock for purchase under the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2010, there were 219,295 shares available for issuance under this plan.

As a result of participating in the TARP Capital Purchase Program, the Company was prohibited from repurchasing any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department. No shares were repurchased during 2010, 2009 or 2008.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2010, the Bank could have paid additional dividends of $12.9 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2010. There were no other loans outstanding between the Bank and the Company at December 31, 2010 and 2009, respectively.

NOTE 12 – SHARE BASED COMPENSATION
At December 31, 2010, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,112,064 are available for issuance at December 31, 2010, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ending December 31  presented in the following table:
	2010	2009	2008
Dividend yield	0.27%	4.00%	3.42%
Weighted average expected volatility	45.06%	35.32%	19.65%
Weighted average risk-free interest rate	2.91%	2.59%	2.88%
Weighted average expected lives (in years)	5.83	6	6
Weighted average grant-date fair value	$6.65	$3.22	$4.47

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to the awards of stock options and restricted stock grants.  The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0 and $0.2 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of December 31, 2010.  That cost is expected to be recognized over a weighted average period of approximately 1.8 years.  The total of unrecognized compensation cost related to restricted stock was approximately $2.3 million as of December 31, 2010.  That cost is expected to be recognized over a weighted period of approximately 3.4 years. The fair value of the shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.4 million and $0.2 million, respectively.

During 2010, 37,389 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 104,281 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the year ended December 31, 2010 is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2010	833,727	$32.56		$408
Granted	37,389	$15.00		128
Exercised	(30,620)	$14.54		-
Forfeited or expired	(118,129)	$32.22		(24)
Balance at December 31, 2010	722,367	$32.47	3.2	$512

Exercisable at December 31, 2010	616,182	$35.06	2.8	$128

Weighted average fair value of options
granted during the year		$6.65

A summary of the activity for the Company’s non-vested options and restricted stock for the year ended December 31, 2010 is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2010	123,088	$3.88
Granted	37,389	$6.65
Vested	(50,579)	$4.07
Forfeited or expired	(3,713)	$3.70
Non-vested options at December 31, 2010	106,185	$4.78

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2010	111,173	$16.46
Granted	104,281	$15.00
Vested	(29,960)	$18.01
Forfeited or expired	(1,743)	$23.67
Restricted stock at December 31, 2010	183,751	$15.31

NOTE 13 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2010	2009
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$29,379	$28,511
Interest cost	1,490	1,436
Actuarial loss	569	352
Benefit payments	(805)	(920)
Projected obligation at December 31	30,633	29,379
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	26,841	24,973
Actual return on plan assets	803	2,788
Benefit payments	(805)	(920)
Fair value of plan assets at December 31	26,839	26,841

Funded status at December 31	$(3,794)	$(2,538)

Accumulated benefit obligation at December 31	$30,633	$29,379

Unrecognized net actuarial loss	$10,618	$10,806
Net periodic pension cost not yet recognized	$10,618	$10,806

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2010	2009	2008
Discount rate	5.00%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2010	2009	2008
Interest cost on projected benefit obligation	$1,490	$1,436	$1,421
Expected return on plan assets	(1,201)	(1,242)	(1,304)
Amortization of prior service cost	-	-	(1,589)
Recognized net actuarial loss	1,156	1,362	393
Net periodic benefit cost	$1,445	$1,556	$(1,079)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2010	2009	2008
Discount rate	5.00%	5.00%	6.00%
Expected return on plan assets	4.50%	4.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 4.50% reflects the Plan’s predominant investment of assets in cash and debt type securities and an analysis of the average rate of return of the S&P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 20 years.

The following table reflects the components of the net unrecognized benefits costs that is reflected in accumulated other comprehensive income (loss) for the periods indicated. Additions represent the growth in the unrecognized actuarial loss during the period.  Reductions represent the portion of the unrecognized benefits that are recognized each period as a component of the net periodic benefit cost.

	Unrecognized	Unrecognized
	Prior Service	Net
(In thousands)	Cost	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2008	$(1,589)	$5,078
Net gain due to plan curtailment	-	4,248
Additions during the year	-	4,429
Reclassifications due to recognition as net periodic pension cost	1,589	(393)
Included in accumulated other comprehensive income (loss) as of December 31, 2008	-	13,362
Additions during the year	-	(1,194)
Reclassifications due to recognition as net periodic pension cost	-	(1,362)
Included in accumulated other comprehensive income (loss) as of December 31, 2009	-	10,806
Additions during the year	-	968
Reclassifications due to recognition as net periodic pension cost	-	(1,156)
Included in accumulated other comprehensive income (loss) as of December 31, 2010	-	10,618
Applicable tax effect	-	(4,234)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2010	$-	$6,384

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$-	$1,270

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2010	2009	2008
Net actuarial loss	$(10,618)	$(10,806)	$(13,362)
Net periodic benefit cost not yet recognized	$(10,618)	$(10,806)	$(13,362)

Plan Assets
The Company’s pension plan weighted average allocations at December 31 for the indicated periods are as follows:

(In thousands)	2010	2009
Asset Category:
Cash and certificates of deposit	43.2%	50.3%
Equity Securities:	21.0	29.7
Debt Securities	35.8	20.0
Total pension plan sssets	100.0%	100.0%

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2010, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s pension plan assets by asset category as of the dates indicated are presented in the following tables:

	At December 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$11,497	$-	$-	$11,497
Equity Securities:
Industrials	184	-	-	184
Telecommunication services	654	-	-	654
Consumer	2,085	-	-	2,085
Health care	890	-	-	890
Information technology	648	-	-	648
Energy	569	-	-	569
Other	602	-	-	602
Total equity securities	5,632	-	-	5,632
Fixed income securities:
U. S. Government Agencies	-	1,828	-	1,828
Corporate bonds	-	7,783	-	7,783
Other	99	-	-	99
Total pension plan sssets	$17,228	$9,611	$-	$26,839

	At December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$13,405	$-	$-	$13,405
Equity Securities:
Industrials	833	-	-	833
Telecommunication services	533	-	-	533
Consumer	1,689	-	-	1,689
Health care	1,483	-	-	1,483
Information technology	1,859	-	-	1,859
Energy	501	-	-	501
Other	1,061	-	-	1,061
Total equity securities	7,959	-	-	7,959
Fixed income securities:
U. S. Government Agencies	-	2,269	-	2,269
Corporate bonds	-	3,112	-	3,112
Other	96	-	-	96
Total pension plan sssets	$21,460	$5,381	$-	$26,841

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

Estimated Future Benefit Payments
Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December31 are presented in the following table:

Pension
(In thousands)	Benefits
2011	$599
2012	710
2013	896
2014	969
2015	990
2016-2020	6,570

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company match vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  Profit sharing contributions and Company match are included in non-interest expenses and totaled $1.4 million in 2010, 2009 and 2008.

Executive Incentive Retirement Plan
The Executive Incentive Retirement Plan replaced Supplemental Executive Retirement Agreements (“SERAs”) with executive officers of the Company in 2008. This is a defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. For current participants, accruals for 2008 vested immediately.  Amounts transferred to the Plan from the SERAs on behalf of each participant continue to vest based on years of service. No bonus was accrued in 2010 or 2009 due to limitations placed on such incentive plans under TARP.  Benefit costs related to the Plan included in non-interest expenses for 2010, 2009 and 2008 were $0.2 million, $0.3 million, and $0.4 million, respectively.

NOTE 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 were as follows:

(Dollars in thousands)	2010	2009	2008
Gain on commercial loan derivatves	$2,185	$1,974	$626
Letter of credit fees	1,019	567	645
Extension fees	594	793	813
Other income	3,255	3,543	3,781
Total other non-interest income	$7,053	$6,877	$5,865

(Dollars in thousands)	2010	2009	2008
Professional fees	$5,586	$4,863	$4,467
Loss on commercial loan derivatves	2,185	1,974	626
Postage and delivery	1,328	1,373	1,687
Communications	1,433	1,270	1,606
Other expenses	8,029	7,119	6,871
Total other non-interest expense	$18,561	$16,599	$15,257

NOTE 15 – INCOME TAXES
The following table provides the components of income tax expense for the periods indicated:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Current income taxes (benefits):
Federal	$8,106	$(7,059)	$11,404
State	1,423	(1,701)	2,755
Total current	9,529	(8,760)	14,159
Deferred income taxes (benefits):
Federal	(469)	(5,831)	(8,593)
State	(11)	(1,406)	(1,924)
Total deferred	(480)	(7,237)	(10,517)
Total income tax expense (benefit)	$9,049	$(15,997)	$3,642

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31:

(In thousands)	2010	2009
Deferred Tax Assets:
Allowance for loan and lease losses	$24,781	$25,748
Loan and deposit premium/discount	350	546
Depreciation	121	(271)
Intangible assets	-	-
Employee benefits	1,962	1,918
Pension plan OCI	4,234	4,309
Deferred loan fees and costs	302	78
Non-qualified stock option expense	357	245
Reserve for recourse loans	160	-
Other than temporary impairment	206	-
Other	125	357
Gross deferred tax assets	32,598	32,930
Deferred Tax Liabilities:
Intangible assets	-	-
Deferred loan fees and costs	-	-
Unrealized gains on investments available for sale	(2,497)	(2,551)
Bond accretion	(262)	(256)
Pension plan costs	(2,721)	(3,297)
Other	(51)	(8)
Gross deferred tax liabilities	(5,531)	(6,112)
Net deferred tax asset	$27,067	$26,818

No valuation allowance exists with respect to deferred tax items.

The reconcilement between the statutory federal income tax rate and the effective tax rate for the years ended December 31 is presented in the following table:

(dollars in thousands)	2010		2009			2008
		Percentage of		Percentage of			Percentage of
		Pre-Tax		Pre-Tax			Pre-Tax
	Amount	Income (Loss)	Amount	Income (Loss)		Amount	Income (Loss)
Income tax expense at federal statutory rate	$11,399	35.0%	$(10,798)	(35.0	) %	$6,797	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(2,411)	(7.4)	(2,429)	(7.9)		(2,777)	(14.3)
Bank-owned life insurance	(980)	(3.0)	(1,017)	(3.3)		(1,016)	(5.2)
State income taxes, net of federal income tax benefits	906	2.8	(2,020)	(6.5)		540	2.8
Other, net	135	0.4	267	0.8		98	0.5
Total income tax expense (benefit) and rate	$9,049	27.8%	$(15,997)	51.9%		$3,642	18.8%

NOTE 16 – NET INCOME (LOSS) PER COMMON SHARE
The calculation of net income (loss) per common share for the years ended December 31 is presented in the following table.

(Dollars and amounts in thousands, except per share data)	2010	2009	2008
Net income (loss)	$23,520	$(14,855)	$15,779
Less: Dividends - preferred stock	6,149	4,810	334
Net income (loss) available to common stockholders	$17,371	$(19,665)	$15,445

Basic:
Basic weighted average EPS shares	22,339	16,449	16,373

Basic net income (loss) per share	$1.05	$(0.90)	$0.96
Basic net income (loss) per common share	0.78	(1.20)	0.94

Diluted:
Basic weighted average EPS shares	22,339	16,449	16,373
Dilutive common stock equivalents	41	-	56
Dilutive EPS shares	22,380	16,449	16,429

Diluted net income (loss) per share	$1.05	$(0.90)	$0.96
Diluted net income (loss) per common share	0.78	(1.20)	0.94

Anti-dilutive shares	776	1,001	873

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences that are the result of non-owner changes in equity.  For financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income (loss).  The components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated are presented in the following table.

	Year ended December 31,
(In thousands)	2010	2009	2008
Net income (loss)	$23,520	$(14,855)	$15,779
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(932)	5,210	(1,200)
Related income tax (expense) benefit	374	(2,077)	478
Net investment gains reclassified into earnings	796	418	235
Related income tax expense	(319)	(167)	(94)
Net effect on other comprehensive income (loss) for the period	(81)	3,384	(581)

Defined benefit pension plan:
Amortization of prior service costs	-	-	(1,589)
Recognition of unrealized gain (loss)	188	2,555	(8,284)
Related income tax benefit (expense)	(75)	(1,019)	3,937
Net effect on other comprehensive income (loss) for the period	113	1,536	(5,936)
Total other comprehensive income (loss)	32	4,920	(6,517)
Comprehensive income (loss)	$23,552	$(9,935)	$9,262

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2008	$1,042	$(2,097)	$(1,055)
Period change, net of tax	(581)	(5,936)	(6,517)
Balance at December 31, 2008	461	(8,033)	(7,572)
Period change, net of tax	3,384	1,536	4,920
Balance at December 31, 2009	3,845	(6,497)	(2,652)
Period change, net of tax	(81)	113	32
Balance at December 31, 2010	$3,764	$(6,384)	$(2,620)

NOTE 18 – RELATED PARTY TRANSACTIONS
Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during the periods indicated:

(In thousands)	2010	2009
Balance at January 1	$25,289	$26,758
Additions	2,466	1,184
Repayments	(4,913)	(2,653)
Balance at December 31	$22,842	$25,289

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

(In thousands)	2010	2009
Commercial	$72,324	$47,541
Real estate-development and construction	53,511	51,288
Real estate-residential mortgage	25,054	18,416
Lines of credit, principally home equity and business lines	586,816	587,174
Standby letters of credit	68,057	65,242
Total Commitments to extend credit and available credit lines	$805,762	$769,661

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Any amounts due to the Company will be expected to be collected from the borrower.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management reviews this credit exposure on a monthly basis.  At December 31, 2010 and 2009, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance.

A summary of the Company’s interest rate swaps at December 31 is included in the following table:

	2010
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$24,286	$(1,113)	3.7	2.84%	5.32%
Pay Variable/Receive Fixed Swaps	24,286	1,113	3.7	5.32%	2.84%
Total Swaps	$48,572	$-	3.7	4.08%	4.08%

	2009
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$23,650	$(289)	4.8	2.84%	5.27%
Pay Variable/Receive Fixed Swaps	23,650	289	4.8	5.27%	2.84%
Total Swaps	$47,300	$-	4.8	4.06%	4.06%

Estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities.  Gains and losses on the swaps are recorded in other non-interest income and other non-interest expense as presented in the table provided in Note 14.

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

NOTE 21 – FAIR VALUE
Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings.  The Company applies the fair value option on residential mortgage loans held for sale.  The fair value option on residential mortgage loans allows the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Investments available for sale

U.S. government agencies and mortgage-backed securities
Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, descriptive terms and conditions database coupled with extensive quality control programs.  Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of the security.  If there is a lack of objectively verifiable information available to support the valuation, the evaluation of the security is discontinued.  Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics.  The Company does not adjust the quoted price for such securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.

State and municipal securities
Proprietary valuation matrices are used for valuing all tax-exempt municipals that can incorporate changes in the municipal market as they occur.  Market evaluation models include the ability to value bank qualified municipals and general market municipals that can be broken down further according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves.  Taxable municipals are valued using a third party model that incorporates a methodology that captures the trading nuances associated with these bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.

Trust preferred securities
In active markets, these types of instruments are valued based on quoted market prices that are readily accessible at the measurement date. Positions that are not traded in active markets or are subject to transfer restrictions are valued or adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management uses a process that employs certain assumptions to determine the present value. For further information, refer to Note 3 – Investments. Positions that are not traded in active markets or are subject to transfer restrictions are classified within level 3 of the fair value hierarchy.

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

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$22,717	$-	$22,717
Investments available-for-sale:
U.S. government agencies	-	306,705	-	306,705
State and municipal	-	107,537	-	107,537
Mortgage-backed	-	486,961	-	486,961
Trust preferred	3,182	-	2,798	5,980
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,113	-	1,113

Liabilities
Interest rate swap agreements	$-	$(1,113)	$-	$(1,113)

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$12,498	$-	$12,498
Investments available-for-sale:
U.S. government agencies	-	355,597	-	355,597
State and municipal	-	42,142	-	42,142
Mortgage-backed	-	453,998	-	453,998
Trust preferred	3,213	-	3,133	6,346
Marketable equity securities	-	350	-	350
Interest rate swap agreements	-	289	-	289

Liabilities
Interest rate swap agreements	$-	$(289)	$-	$(289)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2008	$3,154
Total unrealized gains included in other comprehensive income (loss)	(21)
Balance at December 31, 2009	3,133
Total OTTI included in earnings	(262)
Principal redemption	(656)
Total unrealized gains included in other comprehensive income (loss)	583
Balance at December 31, 2010	$2,798

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$65,769	$65,769	$(10,302)
Other real estate owned	-	-	9,493	9,493	(203)
Total	$-	$-	$75,262	$75,262	$(10,505)

	At December 31, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$92,810	$92,810	$39,241
Other real estate owned	-	-	7,464	7,464	-
Total	$-	$-	$100,274	$100,274	$39,241

At December 31, 2010, impaired loans totaling $69.6 million were written down to fair value of $65.8 million as a result of  specific loan loss reserves of $3.8 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $99.5 million were written down to fair value of $92.8 million at December 31, 2009 as a result of specific loan loss reserves of $6.6 million associated with the impaired loans.

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent and are classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The estimated fair value for other real estate owned included in Level 3 is determined by either an independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 are presented in the following table:

	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$85,834	$85,834	$72,294	$72,294
Investments available-for-sale	907,283	907,283	858,433	858,433
Investments held-to-maturity and other equity securities	135,660	138,194	165,366	170,560
Loans, net of allowance	2,094,097	1,983,242	2,233,451	2,022,029
Accrued interest receivable and other assets (2)	92,145	92,145	89,315	89,315

Financial Liabilities
Deposits	$2,549,872	$2,554,327	$2,696,842	$2,702,142
Securities sold under retail repurchase agreements and federal funds purchased	96,243	96,243	89,062	89,062
Advances from FHLB	405,758	447,563	411,584	441,020
Subordinated debentures	35,000	8,091	35,000	8,077
Accrued interest payable and other liabilities (2)	3,765	3,765	3,156	3,156

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

Investments: Fair value of U.S. Treasury, U.S. Agency, state and municipal, corporate debt and trust preferred securities was determined as using valuation methodologies outlined in the previous sections of this note.

Loans: The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential loan and lease losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.

Accrued interest receivable: The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

Other assets: The majority of the carrying amount approximated the fair value based on the surrender value of the cash surrender value life insurance contracts as determined by the each insurance carrier.  The remaining portion of the carrying amount approximated the fair value of interest rate swaps using quoted prices provided by the swap counterparty.

Deposits: The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. While management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances, these estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base.

The fair value of time deposits was based upon the discounted value of contractual cash flows at current rates for deposits of similar remaining maturity.

Short-term borrowings: The carrying amount approximated the fair value of repurchase agreements due to their variable interest rates. The fair value of Federal Home Loan Bank of Atlanta advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Accrued interest payable and other liabilities: The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment. SWAPS

NOTE 22 – PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements for Sandy Spring Bancorp, Inc. (Parent Only) pertaining to the periods covered by the Company's consolidated financial statements are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2010	2009
Assets
Cash and cash equivalents	$12,230	$2,754
Investments available for sale (at fair value)	100	350
Investment in subsidiary	395,793	371,748
Loan to subsidiary	35,000	35,000
Other assets	309	253
Total assets	$443,432	$410,105

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	863	1,519
Total liabilities	35,863	36,519
Stockholders’ Equity
Preferred Stock	-	80,095
Common stock	24,047	16,488
Warrants	3,699	3,699
Additional paid in capital	177,344	87,334
Retained earnings	205,099	188,622
Accumulated other comprehensive loss	(2,620)	(2,652)
Total stockholders’ equity	407,569	373,586
Total liabilities and stockholders’ equity	$443,432	$410,105

Statements of Income/(Loss)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Income:
Cash dividends from subsidiary	$-	$5,115	$7,912
Other income	1,191	1,607	2,609
Total income	1,191	6,722	10,521
Expenses:
Interest	940	1,585	2,223
Other expenses	911	847	796
Total expenses	1,851	2,432	3,019
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiary	(660)	4,290	7,502
Income tax benefit	(167)	(200)	(41)
Income (loss) before equity in undistributed income (loss) of subsidiary	(493)	4,490	7,543
Equity in undistributed (excess distributions) income (loss) of subsidiary	24,013	(19,345)	8,236
Net income (loss)	23,520	(14,855)	15,779
Preferred stock dividends and discount accretion	6,149	4,810	334
Net income (loss) available to common shareholders	$17,371	$(19,665)	$15,445

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$23,520	$(14,855)	$15,779
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(24,013)	-	(8,237)
Investment in subsidiary	-	19,346	-
Common stock issued pursuant to West Financial Services acquisition	-	628	-
Share based compensation expense	904	762	772
Net change in other liabilities	43	(337)	448
Other-net	14	421	(183)
Net cash provided by operating activities	468	5,965	8,579
Cash Flows from Investing Activities:
Net decrease (increase) in loans receivable	-	429	2,811
Proceeds from sales of loans	2,839	2,839	-
Contribution to Bank subsidiary	-	-	(83,094)
Net cash (used) provided by investing activities	2,839	3,268	(80,283)
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	-	-	83,094
Redemption of preferred stock	(83,094)	-	-
Proceeds from issuance of common stock	96,464	521	743
Tax benefit from stock options exercised	201	26	51
Dividends paid	(4,563)	(10,047)	(15,764)
Net cash provided (used) by financing activities	9,008	(9,500)	68,124
Net increase (decrease) in cash and cash equivalents	12,315	(267)	(3,580)
Cash and cash equivalents at beginning of year	2,754	3,021	6,601
Cash and cash equivalents at end of year	$15,069	$2,754	$3,021

NOTE 23 – REGULATORY MATTERS
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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2010 and 2009, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at the dates indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total Capital to risk-weighted assets
Company	$394,050	15.37%	$205,069	8.00%	n.a.	n.a.
Sandy Spring Bank	$381,166	14.88%	$204,909	8.00%	$256,136	10.00%
Tier 1 Capital to risk-weighted assets
Company	$361,636	14.11%	$102,535	4.00%	n.a.	n.a.
Sandy Spring Bank	$313,778	12.25%	$102,454	4.00%	$153,682	6.00%
Tier 1 Leverage
Company	$361,636	10.30%	$105,338	3.00%	n.a.	n.a.
Sandy Spring Bank	$313,778	8.94%	$105,285	3.00%	$175,475	5.00%

As of December 31, 2009:
Total Capital to risk-weighted assets
Company	$360,450	13.27%	$217,302	8.00%	n.a.	n.a.
Sandy Spring Bank	$357,509	13.17%	$217,159	8.00%	$271,449	10.00%
Tier 1 Capital to risk-weighted assets
Company	$326,119	12.01%	$108,651	4.00%	n.a.	n.a.
Sandy Spring Bank	$288,200	10.62%	$108,580	4.00%	$162,869	6.00%
Tier 1 Leverage
Company	$326,119	9.09%	$107,618	3.00%	n.a.	n.a.
Sandy Spring Bank	$288,200	8.04%	$107,558	3.00%	$179,263	5.00%

NOTE 24 - SEGMENT REPORTING
Currently, the Company conducts business in three operating segments—Community Banking, Insurance and Investment Management.  Each of the operating segments is a strategic business unit that offers different products and services.  Prior to 2010, the Company maintained a leasing segment.  In 2010, management combined the operation of the leasing subsidiary into Community Banking segment due to the planned decreasing portfolio size. The presentation of this line of business as a segment was eliminated and combined with the Community Banking segment for all periods presented.  All remaining intangibles related to the leasing segment were written off through an impairment charge in 2008. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of acquisition was retained.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements.  However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  The Community Banking segment also includes Sandy Spring Bancorp. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $1.4 million in 2010, $2.7 million in 2009 and $3.3 million in 2008.

The Insurance segment is conducted through Sandy Spring Insurance Company, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Company operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million in 2010, $0.3 million in 2009 and $0.4 million in 2008.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $722 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million in 2010, $0.7 million 2009 and $0.8 million in 2008.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	Year Ended December 31, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,731	$7	$5	$(394)	$148,349
Interest expense	33,136	-	-	(394)	32,742
Provision for loan and lease losses	25,908	-	-	-	25,908
Noninterest income	35,931	5,807	5,065	(810)	45,993
Noninterest expenses	96,212	4,556	3,165	(810)	103,123
Income before income taxes	29,406	1,258	1,905	-	32,569
Income tax expense	7,798	509	742	-	9,049
Net income	$21,608	$749	$1,163	$-	$23,520

Assets	$3,527,889	$12,671	$13,409	$(34,581)	$3,519,388

	Year Ended December 31, 2009
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$156,015	$6	$4	$(795)	$155,230
Interest expense	52,317	-	-	(795)	51,522
Provision for loan and lease losses	76,762	-	-	-	76,762
Noninterest income	35,265	5,980	4,654	(612)	45,287
Noninterest expenses	95,445	4,796	3,456	(612)	103,085
Income (loss) before income taxes	(33,244)	1,190	1,202	-	(30,852)
Income tax expense (benefit)	(16,947)	481	469	-	(15,997)
Net income (loss)	$(16,297)	$709	$733	$-	$(14,855)

Assets	$3,670,521	$12,693	$12,207	$(64,943)	$3,630,478

	Year Ended December 31, 2008
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$170,003	$46	$30	$(1,234)	$168,845
Interest expense	61,620	-	-	(1,234)	60,386
Provision for loan and lease losses	33,192	-	-	-	33,192
Noninterest income	34,912	6,675	4,542	108	46,237
Noninterest expenses	93,661	5,469	3,562	(609)	102,083
Income (loss) before income taxes	16,442	1,252	1,010	717	19,421
Income tax expense (benefit)	2,738	510	394	-	3,642
Net income (loss)	$13,704	$742	$616	$717	$15,779

Assets	$3,351,300	$12,032	$13,905	$(63,599)	$3,313,638

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)
A summary of selected consolidated quarterly financial data for the years ended December 31is provided in the following tables:
	2010
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$37,360	$37,508	$37,367	$36,114
Interest expense	9,201	8,512	7,868	7,161
Net interest income	28,159	28,996	29,499	28,953
Provision for loan and lease losses	15,025	6,107	2,453	2,323
Noninterest income	11,340	11,869	10,738	12,046
Noninterest expense	25,306	25,953	25,339	26,525
Income (loss) before income taxes	(832)	8,805	12,445	12,151
Income tax expense (benefit)	(1,333)	2,546	3,961	3,875
Net income	$501	$6,259	$8,484	$8,276
Net income (loss) available to common shareholders	$(699)	$5,056	$6,410	$6,604

Basic net income per share	$0.03	$0.26	$0.35	$0.34
Basic net income (loss) per common share	(0.04)	0.21	0.27	0.27
Diluted net income per share	$0.03	$0.26	$0.35	$0.34
Diluted net income (loss) per common share	(0.04)	0.21	0.27	0.27

	2009
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$38,728	$38,668	$39,185	$38,649
Interest expense	13,703	14,220	12,783	10,816
Net interest income	25,025	24,448	26,402	27,833
Provision for loan and lease losses	10,613	10,615	34,450	21,084
Noninterest income	11,974	11,009	10,770	11,534
Noninterest expense	24,250	26,837	26,675	25,323
Income (loss) before income taxes	2,136	(1,995)	(23,953)	(7,040)
Income tax expense (benefit)	(81)	(1,715)	(10,379)	(3,822)
Net income (loss)	$2,217	$(280)	$(13,574)	$(3,218)
Net income (loss) available to common shareholders	$1,017	$(1,482)	$(14,779)	$(4,421)

Basic net income (loss) per share	$0.14	$(0.02)	$(0.83)	$(0.20)
Basic net income (loss) per common share	0.06	(0.09)	(0.90)	(0.27)
Diluted net income (loss) per share	$0.13	$(0.02)	$(0.83)	$(0.20)
Diluted net income (loss) per common share	0.06	(0.09)	(0.90)	(0.27)

NOTE 26 – SUBSEQUENT EVENT
Subsequent to December 31, 2010, the Company negotiated the redemption of the warrant issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program for $4.5 million, which was completed on February 23, 2011.  The redemption of the warrant will result in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Fourth Quarter 2010 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s annual report on internal control over financial reporting is located on page 46 of this report.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material labeled “Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and  “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 13 of this Report.

Item 11.  EXECUTIVE COMPENSATION

The material labeled "Corporate Governance and Other Matters," "Executive Compensation," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 20.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2010 and 2009
Consolidated Statements of Income/(Loss) for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

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

4(b)	Warrant to Purchase 651,547 Shares of Common Stock of Sandy Spring Bancorp, Inc.	Exhibit 4.3 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(d)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.

10(e)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.

10(g)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(h)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(i)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(j)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(k)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(l)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(p) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(m)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(n)	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 5, 2008, between Sandy Spring Bancorp, Inc. and United States Department of the Treasury	Exhibit 10.1 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.

10(o)*	Sandy Spring Bancorp, Inc. 2001 Employee Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-63126

10(p)*	Form of letter agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and certain executive officers	Exhibit 10(t) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:

10(q)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 0-19065.

10(r)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank Joseph J. O’Brien, Jr.	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 0-19065.

21	Subsidiaries	Exhibit 21 to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065

23	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

99(a)	Principal Executive Officer Certification Regarding TARP

99(b)	Principal Financial Officer Certification Regarding TARP

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2010.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/_Solomon Graham	Director
Solomon Graham

/s/ Gilbert L. Hardesty	Director
Gilbert L. Hardesty

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Daniel J. Schrider	Director
Daniel J. Schrider

/s/ Dennis A. Starliper	Director
Dennis A. Starliper