Form 10-K/A
period 2010-12-31
SANDY SPRING BANCORP INC
filed 2011-03-29
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
☐ Yes            ☒ No*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    ☐Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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

______________________
* The registrant is required to file reports pursuant to Section 13 of the Act.

Explanatory Statement to Form 10-K Amendment

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Sandy Spring Bancorp, Inc. for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Form 10-K”).  The purpose of this Amendment is to correct the date on the signature page to the Original Form 10-K, which should read March 11, 2011 and not March 11, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

This Amendment speaks as of the filing date of our Original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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

4(b)	Warrant to Purchase 651,547 Shares of Common Stock of Sandy Spring Bancorp, Inc.	Exhibit 4.3 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.
10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.
10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, Commission File No. 0-19065.
10(c)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.
10(d)*	Sandy Spring National Bank of Maryland Executive Health Insurance Plan	Exhibit 10 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-19065.
10(e)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.
10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, SEC File No. 0-19065.
10(g)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(h)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.
10(i)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.
10(j)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:
10(k)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(l)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(p) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(m)*	Form of Amendment to Employment Agreement for executive officers	Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(n)	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 5, 2008, between Sandy Spring Bancorp, Inc. and United States Department of the Treasury	Exhibit 10.1 to Form 8-K filed on December 5, 2008, SEC File No. 0-19065.
10(o)*	Sandy Spring Bancorp, Inc. 2001 Employee Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-63126
10(p)*	Form of letter agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank and certain executive officers	Exhibit 10(t) to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065.
10(q)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank R. Louis Caceres	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 0-19065.
10(r)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank Joseph J. O’Brien, Jr.	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 0-19065.
21	Subsidiaries	Exhibit 21 to Form 10-K for the year ended December 31, 2009, SEC File No. 0-19065
23	Consent of Grant Thornton LLP	Previously filed
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
99(a)	Principal Executive Officer Certification Regarding TARP	Previously filed
99(b)	Principal Financial Officer Certification Regarding TARP	Previously filed

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

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2011

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

SANDY SPRING BANCORP, INC.
(Registrant)

By: /s/ Daniel J. Schrider	Date: March 29, 2011
Daniel J. Schrider
President and Chief Executive Officer

By: /s/ Philip J. Mantua	Date: March 29, 2011
Philip J. Mantua
Executive Vice President and Chief Financial Officer