Form 10-Q
period 2011-03-31
SANDY SPRING BANCORP INC
filed 2011-05-10
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of outstanding shares of common stock outstanding as of May 9, 2011.

Common stock, $1.00 par value – 24,086,742 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

		Page
PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2

	Condensed Consolidated Statements of Condition - Unaudited at
	March 31, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Income/(Loss) - Unaudited for the Three Months
	Ended March 31, 2011 and 2010	3

	Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
	Months Ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
	Three Months Ended March 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	44

ITEM 4.	CONTROLS AND PROCEDURES	44

PART II -	OTHER INFORMATION

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	[RESERVED]	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	45

SIGNATURES		46

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Annual Report Form 10-K filed on March 16, 2011 and the following:

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

PART I
Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and due from banks	$43,738	$44,696
Federal funds sold	1,564	1,813
Interest-bearing deposits with banks	33,694	16,608
Cash and cash equivalents	78,996	63,117
Residential mortgage loans held for sale (at fair value)	10,892	22,717
Investments available-for-sale (at fair value)	964,692	907,283
Investments held-to-maturity — fair value of $91,084 and $104,124 at March 31, 2011 and December 31, 2010, respectively	88,858	101,590
Other equity securities	34,070	34,070
Total loans and leases	2,150,049	2,156,232
Less: allowance for loan and lease losses	(58,918)	(62,135)
Net loans and leases	2,091,131	2,094,097
Premises and equipment, net	48,873	49,004
Other real estate owned	7,960	9,493
Accrued interest receivable	12,893	12,570
Goodwill	76,816	76,816
Other intangible assets, net	6,118	6,578
Other assets	128,234	142,053
Total assets	$3,549,533	$3,519,388

Liabilities
Noninterest-bearing deposits	$619,905	$566,812
Interest-bearing deposits	1,979,729	1,983,060
Total deposits	2,599,634	2,549,872
Securites sold under retail repurchase agreements and federal funds purchased	75,516	96,243
Advances from FHLB	405,671	405,758
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,636	24,946
Total liabilities	3,140,457	3,111,819

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,084,423 and 24,046,627 at March 31, 2011 and December 31, 2010, respectively	24,085	24,047
Warrants	-	3,699
Additional paid in capital	176,799	177,344
Retained earnings	210,452	205,099
Accumulated other comprehensive loss	(2,260)	(2,620)
Total stockholders' equity	409,076	407,569
Total liabilities and stockholders' equity	$3,549,533	$3,519,388

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) - UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest Income:
Interest and fees on loans and leases	$26,990	$29,374
Interest on loans held for sale	122	81
Interest on deposits with banks	18	34
Interest and dividends on investment securities:
Taxable	5,440	6,006
Exempt from federal income taxes	2,179	1,864
Interest on federal funds sold	1	1
Total interest income	34,750	37,360
Interest Expense:
Interest on deposits	2,913	5,290
Interest on retail repurchase agreements and federal funds purchased	53	72
Interest on advances from FHLB	3,551	3,620
Interest on subordinated debt	223	219
Total interest expense	6,740	9,201
Net interest income	28,010	28,159
Provision for loan and lease losses	1,515	15,025
Net interest income after provision for loan and lease losses	26,495	13,134
Non-interest Income:
Investment securities gains	20	203
Total other-than-temporary impairment ("OTTI") losses	(100)	-
Portion of OTTI losses recognized in other comprehensive income, before taxes	59	-
Net OTTI recognized in earnings	(41)	-
Service charges on deposit accounts	2,252	2,626
Mortgage banking activities	455	428
Fees on sales of investment products	858	741
Trust and investment management fees	2,787	2,449
Insurance agency commissions	1,180	1,989
Income from bank owned life insurance	646	693
Visa check fees	834	740
Other income	1,001	978
Total non-interest income	9,992	10,847
Non-interest Expenses:
Salaries and employee benefits	14,624	13,371
Occupancy expense of premises	3,143	3,090
Equipment expenses	1,142	1,214
Marketing	485	516
Outside data services	995	1,123
FDIC insurance	1,044	1,141
Amortization of intangible assets	461	496
Other expenses	4,168	3,862
Total non-interest expenses	26,062	24,813
Income (loss) before income taxes	10,425	(832)
Income tax expense (benefit)	3,134	(1,333)
Net income	$7,291	$501
Preferred stock dividends and discount accretion	-	1,200
Net income (loss) available to common stockholders	$7,291	$(699)

Net Income Per Share Amounts:
Basic net income per share	$0.30	$0.03
Basic net income (loss) per common share	0.30	(0.04)
Diluted net income per share	$0.30	$0.03
Diluted net income (loss) per common share	0.30	(0.04)
Dividends declared per common share	$0.08	$0.01

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Operating activities:
Net income	$7,291	$501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,840	1,964
Net OTTI recognized in earnings	41	-
Provision for loan and lease losses	1,515	15,025
Share based compensation expense	249	166
Deferred income tax expense (benefit)	1,286	(2,237)
Origination of loans held for sale	(43,836)	(36,756)
Proceeds from sales of loans held for sale	56,485	40,878
Gains on sales of loans held for sale	(824)	(561)
Securities gains	(20)	(203)
Gains on sales of premises and equipment	(14)	-
Net decrease (increase) in accrued interest receivable	(323)	433
Net (increase) decrease in other assets	857	(4,075)
Net increase (decrease) in accrued expenses and other liabilities	10,798	(1,217)
Other – net	2,275	1,796
Net cash provided by operating activities	37,620	15,714
Investing activities:
Purchases of other equity securities	-	(1,558)
Purchases of investments held-to-maturity	(8,819)	-
Purchases of investments available-for-sale	(117,891)	(135,919)
Proceeds from maturities, calls and principal payments of investments held-to-maturity	21,639	13,240
Proceeds from maturities, calls and principal payments of investments available-for-sale	59,390	166,172
Net decrease in loans and leases	362	29,325
Proceeds from the sales of other real estate owned	1,996	2,334
Expenditures for premises and equipment	(973)	(289)
Net cash provided by (used in) investing activities	(44,296)	73,305
Financing activities:
Net (decrease) increase in deposits	49,762	(43,394)
Net decrease in retail repurchase agreements and federal funds purchased	(20,727)	(10,646)
Repayment of advances from FHLB	(87)	(243)
Redemeption of stock warrant	(4,449)	-
Proceeds from issuance of common stock	(6)	95,681
Dividends paid	(1,938)	(1,206)
Net cash provided by financing activities	22,555	40,192
Net increase in cash and cash equivalents	15,879	129,211
Cash and cash equivalents at beginning of period	63,117	59,796
Cash and cash equivalents at end of period	$78,996	$189,007

Supplemental Disclosures:
Interest payments	$6,784	$9,142
Income tax payments	2,210	31
Transfers from loans to other real estate owned	1,089	2,019

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2010	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Comprehensive Income:
Net income	-	-	-	-	7,291	-	7,291
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	170	170
Change in funded status of defined benefit pension	-	-	-	-	-	190	190
Total Comprehensive Income							7,651
Common stock dividends - $0.08 per share	-	-	-	-	(1,938)	-	(1,938)
Stock compensation expense	-	-	-	249	-	-	249
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	-	2	-	19	-	-	21
Employee stock purchase plan - 7,608 shares	-	8	-	116	-	-	124
Restricted stock - 28,423 shares	-	28	-	(179)	-	-	(151)
Balances at March 31, 2011	$-	$24,085	$-	$176,799	$210,452	$(2,260)	$409,076

Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	501	-	501
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	2,942	2,942
Change in funded status of defined benefit pension	-	-	-	-	-	187	187
Total Comprehensive Income							3,630
Common stock dividends - $0.01 per share	-	-	-	-	(167)	-	(167)
Preferred stock dividends - $25.00 per share	-	-	-	-	(1,039)	-	(1,039)
Stock compensation expense	-	-	-	166	-	-	166
Discount accretion	162	-	-	-	(162)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,175	-	-	95,650
Employee stock purchase plan - 10,182 shares	-	10	-	87	-	-	97
Restricted stock - 12,038 shares	-	12	-	(79)	-	-	(67)
DRIP plan - 77 shares	-	-	-	1	-	-	1
Balances at March 31, 2010	$80,257	$23,985	$3,699	$175,684	$187,755	$477	$471,857

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2010 Annual Report on Form 10-K.

Principles of Consolidation
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

Pending Accounting Pronouncements
In April 2011, the FASB issued a standard that  provides creditors guidance when analyzing modifications to the terms of receivables to determine if it meets criteria to be considered a troubled debt restructuring (TDR), both for purposes of recording impairment and  disclosure of troubled debt restructurings. The new guidance also increases the qualitative and quantitative disclosures related to TDR’s. This guidance may cause prior-period restructurings to be considered a TDR subsequent to the effective date of June 15, 2011, in addition to producing significant changes to creditors’ evaluation methods and their disclosures of TDRs.  The application of this guidance is not expected to have a material impact on the financial position, results of operations or cash flows of the Company, but may increase the Company’s disclosures related to TDR’s that occurred subsequent to December 31, 2010.

NOTE 2 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$295,472	$3,097	$(3,601)	$294,968	$305,643	$3,949	$(2,887)	$306,705
State and municipal	153,349	916	(2,434)	151,831	111,583	182	(4,228)	107,537
Mortgage-backed	502,832	10,427	(1,111)	512,148	476,914	10,998	(951)	486,961
Trust preferred	6,396	300	(1,051)	5,645	6,783	190	(993)	5,980
Total debt securities	958,049	14,740	(8,197)	964,592	900,923	15,319	(9,059)	907,183
Marketable equity securities	100	-	-	100	100	-	-	100
Total investments available-for-sale	$958,149	$14,740	$(8,197)	$964,692	$901,023	$15,319	$(9,059)	$907,283

At March 31, 2011, unrealized losses associated with U.S. Government Agencies and state and municipal securities have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The mortgage-backed portfolio at March 31, 2011 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($208.9 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($303.2 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At March 31, 2011, the trust preferred portfolio consisted of one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.4 million, with a fair value of $2.3 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

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
•
A discount rate of 13.1% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related OTTI of $41 thousand, which was recognized in earnings for the quarter ended March 31, 2011.  Cumulative credit-related OTTI of $303 thousand has been recognized in earnings through March 31, 2011.  The non-credit related OTTI recognized in other comprehensive income (“OCI”) at March 31, 2011 was $1.1 million.  The security is not expected to be sold and the Company has the ability to hold the security until maturity.

The significant inputs used to measure the amount related to credit loss consisted of the following:

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

•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	$262
Additions for credit losses not previously recognized	41
Cumulative credit losses on investment securities, through March 31, 2011	$303

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

As of March 31, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$120,122	$3,601	$-	$3,601
State and municipal	67	77,949	2,434	-	2,434
Mortgage-backed	19	190,588	1,110	1	1,111
Trust preferred	1	2,354	-	1,051	1,051
Total	101	$391,013	$7,145	$1,052	$8,197

As of December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$115,829	$2,887	$-	$2,887
State and municipal	72	91,693	4,228	-	4,228
Mortgage-backed	11	139,899	949	2	951
Trust preferred	1	2,798	-	993	993
Total	97	$350,219	$8,064	$995	$9,059

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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$51,638	$52,291	$31,537	$31,747
Due after one year through five years	121,699	123,515	167,190	170,292
Due after five years through ten years	338,668	335,786	258,107	255,700
Due after ten years	446,044	453,000	444,089	449,444
Total debt securities available for sale	$958,049	$964,592	$900,923	$907,183

At March 31, 2011 and December 31, 2010, investments available-for-sale with a book value of $250.2 million and $244.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2011 and December 31, 2010.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$88,387	$2,383	$(203)	$90,567	$101,091	$2,530	$(44)	$103,577
Mortgage-backed	471	46	-	517	499	48	-	547
Total investments held-to-maturity	$88,858	$2,429	$(203)	$91,084	$101,590	$2,578	$(44)	$104,124

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

As of March 31, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	17	$7,576	$197	$6	$203
Total	17	$7,576	$197	$6	$203

As of December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,769	$33	$11	$44
Total	4	$1,769	$33	$11	$44

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, accordingly, the unrealized losses in the held-to-maturity

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$17,446	$17,892	$26,238	$26,750
Due after one year through five years	12,836	13,416	15,871	16,616
Due after five years through ten years	25,957	26,737	24,426	25,118
Due after ten years	32,619	33,039	35,055	35,640
Total debt securities held-to-maturity	$88,858	$91,084	$101,590	$104,124

At March 31, 2011 and December 31, 2010, investments held-to-maturity with a book value of $62.0 million and $85.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2011 and December 31, 2010.

Other Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2011	December 31, 2010
Federal Reserve Bank stock	$7,530	$7,530
Federal Home Loan Bank of Atlanta stock	26,465	26,465
Atlantic Central Bank stock	75	75
Total equity securities	$34,070	$34,070

NOTE 3 – LOANS AND LEASES
The loan portfolio segment balances are presented in the following table at the dates indicated, net of unearned income and deferred fees of $2.1 million and $2.1 million, respectively:

(In thousands)	March 31, 2011	December 31, 2010
Residential real estate:
Residential mortgage	$444,519	$436,534
Residential construction	84,939	91,273
Commercial real estate:
Commercial owner occupied real estate	509,215	503,286
Commercial investor real estate	355,967	327,782
Commercial acquisition, development and construction	151,135	151,061
Commercial Business	231,448	250,255
Leases	12,477	15,551
Consumer	360,349	380,490
Total loans and leases	$2,150,049	$2,156,232

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity at the dates indicated ended is provided in the following table:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Balance at beginning of year	$62,135	$64,559
Provision for loan and lease losses	1,515	15,025
Loan and lease charge-offs	(5,198)	(10,255)
Loan and lease recoveries	466	246
Net charge-offs	(4,732)	(10,009)
Balance at period end	$58,918	$69,575

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance, January 1	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision	(1,543)	(3,506)	(115)	1,025	357	1,510	2,562	1,225	1,515
Charge-offs	(885)	(178)	-	-	(338)	(1,123)	(2,110)	(564)	(5,198)
Recoveries	95	315	4	-	5	32	15	-	466
Net charge-offs	(790)	137	4	-	(333)	(1,091)	(2,095)	(564)	(4,732)
Balance, March 31	$10,537	$14,872	$4,682	$9,202	$691	$4,650	$10,863	$3,421	$58,918

Total loans and leases	$231,448	$151,135	$355,967	$509,215	$12,477	$360,349	$444,519	$84,939	$2,150,049
Allowance for loans and leases to total loans and leases ratio	4.55%	9.84%	1.32%	1.81%	5.54%	1.29%	2.44%	4.03%	2.74%

Balance of loans specifically evaluated for impairment	$10,676	$38,706	$6,390	$14,067	na.	$36	$4,075	$315	$74,265
Allowance for loans specifically evaluated for impairment	$2,279	$395	$572	$1,420	na.	na.	na.	na.	$4,666
Specific allowance to specific loans ratio	21.35%	1.02%	8.95%	10.09%	na.	na.	na.	na.	6.28%

Balance of loans collectively evaluated	$220,772	$112,429	$349,577	$495,148	$12,477	$360,313	$440,443	$84,624	$2,075,784
Allowance for loans collectively evaluated	$8,258	$14,477	$4,110	$7,782	$691	$4,650	$10,863	$3,421	$54,252
Collective allowance to collective loans ratio	3.74%	12.88%	1.18%	1.57%	5.54%	1.29%	2.47%	4.04%	2.61%

Restructured loans totaled $36.5 million at March 31, 2011, of which $14.3 million were current and $22.2 million were non-performing.  The Company has commitments to lend $6.0 million in additional funds on loans that have been restructured at March 31, 2011.  At December 31, 2010, restructured loans totaled $29.8 million, of which $10.6 million were current and $19.2 million were non-performing.  The Company has commitments to lend $4.5 million in additional funds on loans that have been restructured at December 31, 2010.

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

At March 31, 2011		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,527	3,649	1,156	2,764	-	12,096
Restructured accruing	958	-	683	1,762	3,665	7,068
Restructured non-accruing	632	6,603	785	4,028	761	12,809
Balance	$6,117	$10,252	$2,624	$8,554	$4,426	$31,973

Allowance	$2,279	$395	$572	$1,420	$-	$4,666

Impaired loans without a specific allowance
Accruing	$-	$6,387	$-	$-	$-	$6,387
Non-accruing	2,476	11,715	577	4,872	-	19,640
Restructured accruing	-	4,009	3,189	-	-	7,198
Restructured non-accruing	2,083	6,343	-	641	-	9,067
Balance	$4,559	$28,454	$3,766	$5,513	$-	$42,292

Total impaired loans
Accruing	$-	$6,387	$-	$-	$-	$6,387
Non-accruing	7,003	15,364	1,733	7,636	-	31,736
Restructured accruing	958	4,009	3,872	1,762	3,665	14,266
Restructured non-accruing	2,715	12,946	785	4,669	761	21,876
Balance	$10,676	$38,706	$6,390	$14,067	$4,426	$74,265

Unpaid principal balance in total impaired loans	$13,904	$62,729	$6,634	$14,640	$-	$97,907

At December 31, 2010		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,755	4,792	1,175	3,060	-	13,782
Restructured accruing	-	-	-	-	-	-
Restructured non-accruing	627	2,664	-	1,873	-	5,164
Balance	$5,382	$7,456	$1,175	$4,933	$-	$18,946

Allowance	$2,507	$289	$274	$775	$-	$3,845

Impaired loans without a specific allowance
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	916	12,076	578	6,119	-	19,689
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	1,640	10,885	-	729	771	14,025
Balance	$2,765	$33,889	$4,456	$7,558	$2,000	$50,668

Total impaired loans
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	5,671	16,868	1,753	9,179	-	33,471
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	2,267	13,549	-	2,602	771	19,189
Balance	$8,147	$41,345	$5,631	$12,491	$2,000	$69,614

Unpaid principal balance in total impaired loans	$10,929	$63,811	$5,631	$12,171	$-	$92,542

The following table provides information regarding impaired loans for the dates/periods indicated:

(In thousands)	March 31, 2011	December 31, 2010
Impaired loans with a valuation allowance	$31,973	$18,946
Impaired loans without a valuation allowance	42,292	50,668
Total impaired loans	$74,265	$69,614

Allowance for loan and lease losses related to impaired loans	$4,666	$3,845
Allowance for loan and lease losses related to loans collectively evaluated	54,252	58,290
Total allowance for loan and lease losses	$58,918	$62,135

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Average impaired loans for the period	$71,940	$75,556
Contractual interest income due on impaired loans during the period	$1,423	$6,651
Interest income on impaired loans recognized on a cash basis	$379	$-
Interest income on impaired loans recognized on an accrual basis	$209	$524

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

At March 31, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$9,649	$28,310	$2,519	$12,304	$1,529	$720	$6,652	$5,222	$66,905
Loans and leases 90 days past due	-	-	-	-	24	169	4,616	2,367	7,176
Restructured loans and leases (accruing)	958	4,009	3,872	1,762	-	36	3,314	315	14,266
Total non-performing loans and leases	10,607	32,319	6,391	14,066	1,553	925	14,582	7,904	88,347
Other real estate owned	-	722	-	-	-	-	5,675	1,563	7,960
Other assets owned	-	-	-	-	-	-	-	-	-
Total non-performing assets	$10,607	$33,041	$6,391	$14,066	$1,553	$925	$20,257	$9,467	$96,307

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,938	$30,417	$1,753	$11,781	$1,887	$300	$3,946	$5,305	$63,327
Loans and leases 90 days past due	19	-	-	-	407	182	9,871	3,675	14,154
Restructured loans and leases (accruing)	209	4,545	3,878	710	-	37	1,192	-	10,571
Total non-performing loans and leases	8,166	34,962	5,631	12,491	2,294	519	15,009	8,980	88,052
Other real estate owned	-	1,172	-	-	-	-	6,799	1,522	9,493
Other assets owned	-	-	-	-	-	200	-	-	200
Total non-performing assets	$8,166	$36,134	$5,631	$12,491	$2,294	$719	$21,808	$10,502	$97,745

At March 31, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$313	$720	$8,239	$3,543	$233	$879	$3,891	$2,473	$20,291
61-90 days	21	-	890	-	28	516	2,289	129	3,873
> 90 days	-	-	-	-	24	169	4,616	2,367	7,176
Total past due	334	720	9,129	3,543	285	1,564	10,796	4,969	31,340
Non-accrual loans and leases	9,649	28,310	2,519	12,304	1,529	720	6,652	5,222	66,905
Current loans	221,465	122,105	344,319	493,368	10,663	358,065	427,071	74,748	2,051,804
Total loans and leases	$231,448	$151,135	$355,967	$509,215	$12,477	$360,349	$444,519	$84,939	$2,150,049

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,294	$-	$347	$156	$298	$1,685	$4,720	$-	$9,500
61-90 days	20	-	-	108	21	385	1,593	-	2,127
> 90 days	19	-	-	-	407	182	9,871	3,675	14,154
Total past due	2,333	-	347	264	726	2,252	16,184	3,675	25,781
Non-accrual loans and leases	7,938	30,417	1,753	11,781	1,887	300	3,946	5,305	63,327
Current loans	239,984	120,644	325,682	491,241	12,938	377,938	416,404	82,293	2,067,124
Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232

The following table provides information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

At March 31, 2011		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(in thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$188,175	$107,638	$320,865	$444,450	$1,061,128
Special Mention	11,552	2,334	19,193	30,601	63,680
Substandard	28,029	39,356	15,909	33,865	117,159
Doubtful	3,692	1,807	-	299	5,798
Total	$231,448	$151,135	$355,967	$509,215	$1,247,765

At December 31, 2010		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(in thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$205,111	$107,374	$294,134	$425,433	$1,032,052
Special Mention	11,324	2,342	23,742	44,035	81,443
Substandard	30,330	39,546	9,906	33,497	113,279
Doubtful	3,490	1,799	-	321	5,610
Total	$250,255	$151,061	$327,782	$503,286	$1,232,384

The following table provides information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

At March 31, 2011			Residential Real Estate
			Residential	Residential
(in thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$10,924	$359,424	$429,937	$77,035	$877,320
Non-performing:
90 days past due	24	169	4,616	2,367	7,176
Non-accruing	1,529	720	6,652	5,222	14,123
Trouble debt restructuring (accruing)	-	36	3,314	315	3,665
Total	$12,477	$360,349	$444,519	$84,939	$902,284

At December 31, 2010			Residential Real Estate
			Residential	Residential
(in thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$13,257	$379,971	$421,525	$82,293	$897,046
Non-performing:
90 days past due	407	182	9,871	3,675	14,135
Non-accruing	1,887	300	3,946	5,305	11,438
Trouble debt restructuring (accruing)	-	37	1,192	-	1,229
Total	$15,551	$380,490	$436,534	$91,273	$923,848

Other Real Estate Owned
OREO is comprised of properties acquired by the Bank in partial or total satisfaction of problem loans. The properties are initially recorded at fair value on date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements increase the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.  Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.  Other real estate owned totaled $8.0 million and $9.5 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 5 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010
Noninterest-bearing deposits	$619,905	$566,812
Interest-bearing deposits:
Demand	323,635	317,905
Money market savings	854,162	861,420
Regular savings	180,442	172,771
Time deposits of less than $100,000	343,541	351,071
Time deposits of $100,000 or more	277,949	279,893
Total interest-bearing deposits	1,979,729	1,983,060
Total deposits	$2,599,634	$2,549,872

NOTE 6 – STOCKHOLDERS’ EQUITY
On February 23, 2011, the Company completed the redemption of the warrant issued to the United States Department of the Treasury (the “Treasury”) in connection with the Company’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program for $4.5 million.  The redemption of the warrant resulted in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.  The warrant was issued as part of the Securities Purchase Agreement under TARP Capital Purchase Program that the Company entered into with the Treasury pursuant to which the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, for $83.1 million in cash. The preferred shares were redeemed in two transactions with one half of the shares redeemed in July, 2010 and the remainder of the shares redeemed in December, 2010.

NOTE 7 – SHARE BASED COMPENSATION
At March 31, 2011, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,005,081 are available for issuance at March 31, 2011, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions are presented in the following table:

	Three Months Ended
	March 31,
	2011	2010
Dividend yield	1.72%	0.27%
Weighted average expected volatility	46.87%	45.06%
Weighted average risk-free interest rate	2.58%	2.91%
Weighted average expected lives (in years)	5.70	5.83
Weighted average grant-date fair value	$7.76	$6.65

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.2 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, related to the awards of stock options and restricted stock grants.  The total intrinsic value of options exercised for the quarters ended March 31, 2011 was immaterial.  For the three months ended March 31, 2010, no stock options were exercised resulting in no intrinsic value for options exercised during this period.  The total of unrecognized compensation cost related to stock options was approximately $0.5 million as of March 31, 2011.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.5 million as of March 31, 2011.  That cost is expected to be recognized over a weighted period of approximately 4.0 years.  The fair value of the shares vested during the three months ended March 31, 2011 and 2010, was $0.9 million and $0.5 million, respectively.

In the first quarter of 2011, 37,105 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 85,389 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2011	722,367	$32.47		$514
Granted	37,105	$18.69		-
Exercised	(1,765)	$12.01		(11)
Forfeited or expired	(1,916)	$27.96		-
Balance at March 31, 2011	755,791	$31.85	3.0	$503

Exercisable at March 31, 2011	673,872	$33.78	2.6	$289

Weighted average fair value of options granted during the year		$7.76

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2011	106,185	$4.78
Granted	37,105	$7.76
Vested	(59,455)	$4.51
Forfeited or expired	(1,916)	$4.74
Non-vested options at March 31, 2011	81,919	$6.32

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2011	183,751	$15.31
Granted	85,389	$18.69
Vested	(41,892)	$14.95
Forfeited or expired	(12,491)	$15.33
Restricted stock at March 31, 2011	214,757	$16.72

NOTE 8 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
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

The net periodic benefit cost for the periods indicated includes the following components:
	Three Months Ended
	March 31,
(In thousands)	2011	2010
Interest cost on projected benefit obligation	$386	$381
Expected return on plan assets	(265)	(301)
Amortization of prior service cost	-	-
Recognized net actuarial loss	317	311
Net periodic benefit cost	$438	$391

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2011.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
The calculation of net income (loss) per common share for the periods indicated is presented in the following table.

	Three Months Ended
	March 31,
(Dollars and amounts in thousands, except per share data)	2011	2010
Net income	$7,291	$501
Less: Dividends - preferred stock	-	1,200
Net income (loss) available to common stockholders	$7,291	$(699)

Basic:
Basic weighted average EPS shares	24,053	17,243

Basic net income (loss) per share	$0.30	$0.03
Basic net income (loss) per common share	0.30	(0.04)

Diluted:
Basic weighted average EPS shares	24,053	17,243
Dilutive common stock equivalents	63	-
Dilutive EPS shares	24,116	17,243

Diluted net income (loss) per share	$0.30	$0.03
Diluted net income (loss) per common share	0.30	(0.04)

Anti-dilutive shares	679	837

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

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income (loss)	$7,291	$501
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	263	4,689
Related income tax (expense) benefit	(105)	(1,869)
Net investment gains reclassified into earnings	20	203
Related income tax expense	(8)	(81)
Net effect on other comprehensive income (loss) for the period	170	2,942

Defined benefit pension plan:
Recognition of unrealized gain (loss)	317	311
Related income tax benefit (expense)	(127)	(124)
Net effect on other comprehensive income (loss) for the period	190	187
Total other comprehensive income (loss)	360	3,129
Comprehensive income (loss)	$7,651	$3,630

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2010	$3,764	$(6,384)	$(2,620)
Period change, net of tax	170	190	$360
Balance at March 31, 2011	$3,934	$(6,194)	$(2,260)

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2009	$3,845	$(6,497)	$(2,652)
Period change, net of tax	2,942	187	$3,129
Balance at March 31, 2010	$6,787	$(6,310)	$477

NOTE 11 – DERIVATIVE INSTRUMENTS
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The notional value of commercial loan swaps outstanding was $52 million with a fair value of $1.0_million as of March 31, 2011 compared to $49 million with a fair value of $1.1 million as of December 31, 2010.  Since each position is netted these amounts represent both a gross asset and a gross liability on the condensed consolidated statements of condition. The offsetting nature of the swaps results in a neutral effect on the Company’s operations.

NOTE 12 – FAIR VALUE
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

	At March 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$10,892	$-	$10,892
Investments available-for-sale:
U.S. government agencies	-	294,968	-	294,968
State and municipal	-	151,831	-	151,831
Mortgage-backed	-	512,148	-	512,148
Trust preferred	3,291	-	2,354	5,645
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	925	-	925

Liabilities
Interest rate swap agreements	$-	$(925)	$-	$(925)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$22,717	$-	$22,717
Investments available-for-sale:
U.S. government agencies	-	306,705	-	306,705
State and municipal	-	107,537	-	107,537
Mortgage-backed	-	486,961	-	486,961
Trust preferred	3,182	-	2,798	5,980
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,113	-	1,113

Liabilities
Interest rate swap agreements	$-	$(1,113)	$-	$(1,113)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:
Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2010	$2,798
Total OTTI included in earnings	(41)
Principal redemption	(345)
Total unrealized losses included in other comprehensive income (loss)	(58)
Balance at March 31, 2011	$2,354

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$69,599	$69,599	$(244)
Other real estate owned	-	-	7,960	7,960	(699)
Total	$-	$-	$77,559	$77,559	$(943)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$65,769	$65,769	$(10,302)
Other real estate owned	-	-	9,493	9,493	(203)
Total	$-	$-	$75,262	$75,262	$(10,505)

Impaired loans totaling $74.3 million were written down to fair value of $69.6 million at March 31, 2011 as a result of specific loan loss reserves of $4.7 million associated with the impaired loans.  At December 31, 2010, impaired loans totaling $69.6 million were written down to fair value of $65.8 million as a result of  specific loan loss reserves of $3.8 million associated with the impaired loans which was included in the allowance for loan losses.

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

The estimated fair value for other real estate owned included in Level 3 is determined by either independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table at the dates indicated:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$89,888	$89,888	$85,834	$85,834
Investments available-for-sale	964,692	964,692	907,283	907,283
Investments held-to-maturity and other equity securities	122,928	125,154	135,660	138,194
Loans, net of allowance	2,091,131	1,981,142	2,094,097	1,983,242
Accrued interest receivable and other assets (2)	92,926	92,926	92,145	92,145

Financial Liabilities
Deposits	$2,599,634	$2,603,411	$2,549,872	$2,554,327
Securities sold under retail repurchase agreements and federal funds purchased	75,516	75,516	96,243	96,243
Advances from FHLB	405,671	438,202	405,758	447,563
Subordinated debentures	35,000	8,169	35,000	8,091
Accrued interest payable and other liabilities (2)	3,575	3,575	3,765	3,765

(1)	Temporary investments include federal funds sold, interest-bearing deposits with banks and residential mortgage loans held for sale.
(2)	Only financial instruments as defined by GAAP are included in other assets and other liabilities.

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

NOTE 13 - SEGMENT REPORTING
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  The Community Banking segment also includes Sandy Spring Bancorp. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Company, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Company operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $802 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$34,789	$1	$2	$(42)	$34,750
Interest expense	6,782	-	-	(42)	6,740
Provision for loan and lease losses	1,515	-	-	-	1,515
Noninterest income	7,558	1,291	1,346	(203)	9,992
Noninterest expenses	24,347	1,151	767	(203)	26,062
Income before income taxes	9,703	141	581	-	10,425
Income tax expense	2,851	57	226	-	3,134
Net income	$6,852	$84	$355	$-	$7,291

Assets	$3,559,273	$12,785	$13,735	$(36,260)	$3,549,533

	Three Months Ended March 31, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,486	$2	$1	$(129)	$37,360
Interest expense	9,331	-	-	(129)	9,201
Provision for loan and lease losses	15,025	-	-	-	15,025
Noninterest income	7,654	2,157	1,239	(203)	10,847
Noninterest expenses	23,129	1,105	782	(203)	24,813
Income (loss) before income taxes	(2,344)	1,054	458	-	(832)
Income tax expense (benefit)	(1,938)	426	179	-	(1,333)
Net income (loss)	$(406)	$628	$279	$-	$501

Assets	$3,703,427	$12,646	$12,523	$(55,350)	$3,673,246

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 43 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview
Net income for the Company for the first quarter of 2011 totaled $7.3 million ($0.30 per diluted share), compared to net income of $0.5 million ($0.03 per diluted share) for the first quarter of 2010. These results reflect the following events:

•
The Company repurchased the warrant issued to the U. S. Treasury in connection with the Company’s participation in the TARP Capital Purchase Program for $4.5 million. This redemption completed the last remaining facet of the Company’s involvement in this program.

•
Total loans declined 5% compared to March 31, 2010 and remained virtually level compared to December 31, 2010. Commercial loans decreased 3% compared to the prior year, but reversed the prior downward trend and increased 1% for the quarter over the prior year end due to new organic production in commercial real estate loans.

•	Deposits decreased 2% compared to March 31, 2010 but increased 2% compared to December 31, 2010 due primarily to significant growth of noninterest-bearing deposits, which grew 9% during this period.
•
Net interest income decreased 1% for the first quarter of 2011 compared to the first quarter of 2010 and also declined 3% compared to the fourth quarter of 2010.  These decreases were due primarily to a decline in average interest-earning assets due to a lack of  new loan generation. This offset a narrowing level of improvement in the net interest margin.

•
A decrease in the provision for loan and lease losses to $1.5 million for the first quarter of 2011 from $15.0 million for the prior year period and $2.3 million for the fourth quarter of 2010.  This declining trend was due mainly to lower charge-offs, decreases in internal risk rating downgrades and specific reserves on a reduced level of non-performing loans.

•	Nonperforming loans declined to $88.3 million at March 31, 2011 compared to $136.5 million at March 31, 2010 and $88.1 million at December 31, 2010.

During the first quarter of 2011, the national and local economies continued a slow and uneven turnaround which was affected by a number of factors and events. While the equity markets exhibited a generally positive trend, volatility remained as concerns grew over the United States budget deficit and the financial stability of several countries in Europe continued. The depressed real estate market, slow improvement in unemployment rates and municipal budget deficits have continued to create a high degree of economic uncertainty among businesses of all sizes, which has continued to constrain business expansion in the first quarter of 2011. Despite this challenging business environment, the Company’s results began to reflect its emphasis on the fundamentals of community banking while it continued to aggressively deal with and resolve existing non-performing loans.

Comparing March 31, 2011 balances to December 31, 2010, total assets decreased 1% to $3.5 billion. Loan balances remained virtually level compared to the prior year-end due to a decrease of 5% in consumer loans, which was partially offset by an increase of 1% in total commercial loans, while residential mortgage and construction loans remained unchanged. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 1% compared to balances at December 31, 2010. This increase was due primarily to increases of 9% in noninterest-bearing deposits and 3% in regular savings and interest bearing checking accounts. These increases were partially offset by anticipated declines of 2% in certificates of deposit and 1% in money market accounts as clients redeployed funds to emphasize liquidity in anticipation of possible rising rates and improving equity markets. During the same period, stockholders’ equity increased to $409.1 million or 12% of total assets due to net income for the quarter, which was somewhat offset by the redemption of the warrant issued under the TARP Capital Purchase Program.

Net interest income decreased 1% for the quarter compared to the prior year period. While the cost of interest-bearing liabilities decreased by 31 basis points, which exceeded the 20 basis point decline in the yield on interest-earning assets, this positive effect was offset by the decrease in the average balance of interest-earning assets, particularly higher yielding loans.

Non-interest income decreased by 8% to $10.0 million for the quarter compared to the prior year first quarter. This decrease was primarily the result of a $0.8 million decrease in insurance agency commission revenue due to the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010. In addition, service charges on deposits also declined $0.4 million as a result of the impact of recently enacted legislation on overdraft fees. Somewhat offsetting these decreases, trust and investment management fees increased $0.3 million or 14% primarily due to higher assets under management as clients redeployed funds into improving equity markets.  Fees on sales of investment products increased $0.1 million or 16% due to an increase in managed assets and higher sales of financial products.

Non-interest expenses increased $1.2 million or 5% for the first quarter of 2011 compared to the first quarter of 2010 due largely to higher salaries and benefits expenses.

Non-performing assets declined slightly to $96.3 million at March 31, 2011 compared to $97.7 million at December 31, 2010.  Non-performing assets represented 2.71% of total assets at March 31, 2011 compared to 2.78% at December 31, 2010.  The ratio of annualized net charge-offs to average loans and leases was .89% during the first quarter of 2011, compared to 1.37% for the fourth quarter of 2010.

A strong level of liquidity continues to be maintained through borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size of the investment portfolio.  Despite the challenges discussed above, the Company has remained above all “well-capitalized” regulatory requirement levels.

Critical Accounting Policies
The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.   A decline in the assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  The following accounting policies comprise those policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

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

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans.  Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 and Note 4 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

 The general reserve comprised 92% of the total allowance at March 31, 2011 and 94% at December 31, 2010. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the reserves applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable.  Each risk rating category is assigned a credit risk factor based on management’s estimate of the associated risk, complexity, and size of the individual loans within the category. Specific reserves are calculated on individually impaired loans and established based on the Company’s calculation of the probable losses inherent in an individual loan.  For loans on which the Company has not elected to use the collateral value as a basis to establish the measure of impairment, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers a number of factors:
•	the borrower’s overall financial condition;
•	resources and payment record;
•	support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

These factors combine to estimate the probability and severity of potential losses.  At March 31, 2011, the specific allowance accounted for 8% of the total allowance as compared to 6% at December 31, 2010.  The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill Impairment
Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. The Company engages a third-party valuation firm to determine the fair value of the reporting units to utilize in the “step one” test for potential goodwill impairment. At March 31, 2011 there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Condensed Consolidated Statements of Income/ (Loss). Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 12-Fair Value” to the Condensed Consolidated Financial Statements.

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

Consolidated Average Balances, Yields and Rates

	Three Months Ended March 31,
		2011			2010
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$458,329	$5,743	5.01%	$462,803	$6,479	5.61%
Residential construction loans	85,891	908	4.29	89,732	1,094	4.94
Commercial ADC loans	149,071	1,535	4.18	182,918	1,589	3.52
Commercial investor real estate loans	340,008	5,079	6.00	317,671	4,527	5.78
Commercial owner occupied real estate loans	500,875	7,429	6.05	522,398	7,937	6.16
Commercial business loans	236,949	2,843	4.87	292,844	3,562	4.93
Leasing	14,009	229	6.53	24,648	440	7.14
Consumer loans	367,261	3,346	3.72	398,233	3,827	3.90
Total loans and leases (2)	2,152,393	27,112	5.09	2,291,247	29,455	5.20
Taxable securities	846,877	5,783	2.73	802,150	6,221	3.10
Tax-exempt securities (4)	207,863	3,143	6.05	168,531	2,657	6.82
Interest-bearing deposits with banks	28,839	18	0.25	54,416	34	0.26
Federal funds sold	1,584	1	0.16	1,726	1	0.14
Total interest-earning assets	3,237,556	36,057	4.49	3,318,070	38,368	4.69

Less: allowance for loan and lease losses	(61,592)			(67,195)
Cash and due from banks	42,948			45,036
Premises and equipment, net	49,189			49,344
Other assets	232,706			246,531
Total assets	$3,500,807			$3,591,786

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$317,739	72	0.09%	$274,122	84	0.12%
Regular savings deposits	175,395	42	0.10	157,997	36	0.09
Money market savings deposits	846,674	934	0.45	909,597	1,573	0.70
Time deposits	625,868	1,865	1.21	774,824	3,597	1.88
Total interest-bearing deposits	1,965,676	2,913	0.60	2,116,540	5,290	1.01
Other borrowings	79,067	53	0.27	90,179	72	0.33
Advances from FHLB	405,709	3,551	3.55	411,468	3,620	3.57
Subordinated debentures	35,000	223	2.55	35,000	219	2.50
Total interest-bearing liabilities	2,485,452	6,740	1.10	2,653,187	9,201	1.41

Noninterest-bearing demand deposits	582,441			524,313
Other liabilities	25,907			27,187
Stockholders' equity	407,007			387,099
Total liabilities and stockholders' equity	$3,500,807			$3,591,786

Net interest income and spread		29,317	3.39%		$29,167	3.28%
Less: tax-equivalent adjustment		1,307			1,008
Net interest income		28,010			$28,159

Interest income/earning assets			4.49%			4.69%
Interest expense/earning assets			0.84			1.13
Net interest margin			3.65%			3.56%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2011 and  2010. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.0 million in 2011 and 2010, respectively.

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

Net interest income for the first quarter of 2011 was $28.0 million compared to $28.2 million for the first quarter of 2010. The preceding table provides an analysis of net interest income performance that reflects an increase in net interest margin for the quarter ended March 31, 2011 of 9 basis points when compared to the quarter ended March 31, 2010.  Average interest-earning assets decreased by 2% while average interest-bearing liabilities decreased 6% from the first quarter of 2010 to the first quarter of 2011.  The following table shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The increase in tax-equivalent net interest margin in the first quarter of 2011 resulted from an increase in average noninterest-bearing deposits coupled with declining rates paid on deposits which more than offset the decrease in yields on interest-earning assets.  Average noninterest-bearing deposits increased 11% in the first quarter of 2011 while the percentage of noninterest-bearing deposits to total deposits also increased to 23% in the first quarter of 2011 compared to 20% in the first quarter of 2010.  On a tax-equivalent basis, net interest income increased by 1% in the first quarter of 2011 to $29.3 million from $29.2 million in the first quarter of 2010.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from period to period in the principal elements that comprise net interest income:
	Three Months Ended March 31,
	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(2,343)	$(1,763)	$(580)	$(4,058)	$(2,792)	$(1,266)
Securities	48	2,507	(2,459)	2,702	4,233	(1,531)
Other earning assets	(16)	(16)	-	(13)	(12)	(1)
Total interest income	(2,311)	728	(3,039)	(1,369)	1,429	(2,798)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(12)	45	(57)	(37)	14	(51)
Regular savings deposits	6	4	2	(19)	4	(23)
Money market savings deposits	(639)	(103)	(536)	(843)	548	(1,391)
Time deposits	(1,732)	(605)	(1,127)	(3,265)	(572)	(2,693)
Total borrowings	(84)	(246)	162	(338)	158	(496)
Total interest expense	(2,461)	(905)	(1,556)	(4,502)	152	(4,654)
Net interest income	$150	$1,633	$(1,483)	$3,133	$1,277	$1,856

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's interest income decreased by $2.6 million or 7% in the first quarter of 2011 compared to the first quarter of 2010.  The previous table shows that, in 2011, the decrease in interest income resulted primarily from declines in both earning asset yields and average interest-earning assets.

For the first quarter of 2011, average loans and leases, had a yield of 5.09% versus 5.20% for the first quarter of 2010, a decrease of $138.9 million or 6%.  The average residential real estate portfolio decreased 2% due mainly to a 4% decrease in residential construction loans while the average commercial loan portfolio decreased 7% due largely to decreases of 19% in both commercial business loans and commercial ADC loans, which were somewhat offset by growth of 7% in commercial investor real estate loans. The average consumer loan portfolio decreased 8% due to declines of 25% in installment loans and 38% in conventional second mortgage loans. The decline in conventional second mortgage loans was due largely to a reclassification of $11 million of such loans to the residential permanent mortgage portfolio early in 2011.  The decreases in virtually every segment of the loan portfolio reflect the lingering effects of an uneven economic recovery.  The increase in commercial investor real estate loans during the quarter was due largely to advances on existing loan commitments and several new loan credits.  In the quarter ended March 31, 2011, average loans and leases comprised 66% of average interest-earning assets compared to a ratio of 69% for the quarter ended March 31, 2010.  Average total investment securities, yielding 3.39% in the first quarter of 2011 versus 3.75% in first quarter of the prior year, increased 9% to $1.1 billion.  Average tax-exempt investment securities increased in 2011 by 23% compared to 2010.  Average total investment securities comprised 33% of average interest-earning assets in 2011 compared to 29% in 2010. The decline in loans was due primarily to soft loan demand during 2010.

Interest Expense

Interest expense decreased by 27% or $2.5 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of a 31 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.10% from 1.41%. Deposit and borrowing activity during the first quarter of 2011 continued to be driven by challenging market conditions as clients redeployed funds into short-term instruments to preserve liquidity and in anticipation of possible higher rates and improving equity markets. During the first quarter of 2011, the Company continued to manage its net interest margin in the face of reduced loan volumes by a planned decline in deposits as it adjusted rates on certificates of deposit. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships. The above decreases were somewhat offset by an 11% increase in average noninterest-bearing deposits.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Securities gains	$20	$203	$(183)	(90.1	) %
Total other-than-temporary impairment ("OTTI") losses	(100)	-	(100)	-
Portion of OTTI losses recognized in other comprehensive income before taxes	59	-	59	-
Net OTTI recognized in earnings	(41)	-	(41)	-
Service charges on deposit accounts	2,252	2,626	(374)	(14.2)
Gains on sales of mortgage loans	455	428	27	6.3
Fees on sales of investment products	858	741	117	15.8
Trust and investment management fees	2,787	2,449	338	13.8
Insurance agency commissions	1,180	1,989	(809)	(40.7)
Income from bank owned life insurance	646	693	(47)	(6.8)
Visa check fees	834	740	94	12.7
Other income	1,001	978	23	2.4
Total non-interest income	$9,992	$10,847	$(855)	(7.9)

Total non-interest income was $10.0 million for the first quarter of 2011 compared to $10.8 million for the first quarter of 2010, a $0.9 million or 8% decrease. This decline was primarily the result of a decrease in insurance agency commission revenue due a change in to the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010. In addition, deposit service charges decreased as a result of the impact of recently enacted legislation on overdraft fees. Offsetting the above decreases, trust and investment management fees increased due largely to growth in assets under management. Fees on sales of investment products increased due to an increase in managed assets and increased sales of financial products, while Visa check fees increased due to growth in the volume of electronic transactions. Net securities gains declined as a result of sales of securities whose proceeds were applied to reduce wholesale borrowings.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Salaries and employee benefits	$14,624	$13,371	$1,253	9.4%
Occupancy expense of premises	3,143	3,090	53	1.7
Equipment expenses	1,142	1,214	(72)	(5.9)
Marketing	485	516	(31)	(6.0)
Outside data services	995	1,123	(128)	(11.4)
FDIC insurance	1,044	1,141	(97)	(8.5)
Amortization of intangible assets	461	496	(35)	(7.1)
Professional Fees	1,126	1,218	(92)	(7.6)
Other real estate owned expenses	699	352	347	98.6
Other expenses	2,343	2,292	51	2.2
Total non-interest expense	$26,062	$24,813	$1,249	5.0

Non-interest expenses totaled $26.1 million in the first quarter of 2011 compared to $24.8 million in the first quarter of 2010, an increase of $1.3 million or 5%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary expenses, increased incentive and commission compensation and health care benefits. Other non-interest expenses increased due largely to losses on sales of other real estate owned and loan work out expenses. These increases were partially offset by an reductions in outside data processing expenses and a decrease in FDIC expenses.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income/ (Loss).  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both efficiency ratios increased in 2011 mainly as a result of non-interest expenses, which increased in 2011 compared to 2010 while noninterest income declined and net interest income remained essentially level.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
GAAP efficiency ratio:
Non-interest expenses	$26,062	$24,813
Net interest income plus non-interest income	$38,002	$39,006

Efficiency ratio–GAAP	68.58%	63.61%

Non-GAAP efficiency ratio:
Non-interest expenses	$26,062	$24,813
Less non-GAAP adjustment:
Amortization of intangible assets	461	496
Non-interest expenses as adjusted	$25,601	$24,317

Net interest income plus non-interest income	$38,002	$39,006
Plus non-GAAP adjustment:
Tax-equivalent income	1,307	1,008
Less non-GAAP adjustments:
Securities gains	20	203
OTTI recognized in earnings	(41)	-
Net interest income plus non-interest income - as adjusted	$39,330	$39,811

Efficiency ratio–Non-GAAP	65.09%	61.08%

Income Taxes
The Company had income tax expense of $3.1 million in the first quarter of 2011, compared with an income tax benefit of $1.3 million in the first quarter of 2010. The Company’s effective tax rate was 30% for the first three months of 2011 due to the Company’s return to profitability during the quarter. This compares to the tax benefit on a loss before income taxes for the first three months of 2010, primarily related to the provision for loan and lease losses.

FINANCIAL CONDITION
The Company's total assets were $3.5 billion at March 31, 2011, increasing $30.1 million or 1% during the first three months of 2011. Interest-earning assets increased $43.5 million to $3.3 billion at March 31, 2011 compared to December 31, 2010.  These increases were due primarily growth in the investment portfolio as deposits increased while the loan portfolio remained virtually level.

Loans and Leases
Total loans and leases, excluding loans held for sale, decreased $6.2 million during the first quarter of 2011. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased $1.7 million to $529.5 million at March 31, 2011. Permanent residential mortgages, most of which are 1-4 family, increased $8.0 million or 2% to $444.5 million due to higher loan origination volumes. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans declined to $84.9 million during the first three months of 2011, a decrease of $6.3 million or 7% reflecting continued depressed demand as a result of regional economic conditions.

The commercial loan portfolio increased by $15.4 million or 1% to $1.2 billion at March 31, 2011. Soft loan demand resulting from weak market conditions in both the national and regional economies have continued to play a role in limiting any increase in commercial loan balances as pay-offs of performing credits have outpaced new originations. Activity in the commercial loan portfolio reflects the current slow but uneven recovery in the regional economy in which the Company operates.  The overall increase in commercial loans for the first quarter was due primarily to an increase of $28.2 million or 9% in commercial investor real estate loans while commercial owner occupied real estate loans reflected a more limited increase of $6.0 million or 1% for the first quarter of 2011. Somewhat offsetting these increases, commercial business loans decreased $18.8 million or 8% for the quarter. Commercial ADC loans remained virtually level for the quarter compared to December 31, 2010.

The consumer loan portfolio decreased 5% or $20.1 million, to $360.3 million at March 31, 2011.  This decline was driven largely by a decrease of $16.8 million or 5% in home equity lines and loans during the quarter resulting in a balance of $327.6 million at March 31, 2011 due to weak consumer demand and the reclassification of $11 million of loans to the residential mortgage portfolio in early 2011. Installment loans declined $2.9 million or 10% to $26.7 million during the first quarter of 2011.

Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated.

	March 31, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$444,519	20.7%	$436,534	20.3%	$7,985	1.8%
Residential construction	84,939	3.9	91,273	4.2	(6,334)	(6.9)
Commercial real estate:
Commercial owner occupied real estate	509,215	23.7	503,286	23.4	5,929	1.2
Commercial investor real estate	355,967	16.5	327,782	15.2	28,185	8.6
Commercial acquisition, development and construction	151,135	7.0	151,061	7.0	74	-
Commercial Business	231,448	10.8	250,255	11.6	(18,807)	(7.5)
Leases	12,477	0.6	15,551	0.7	(3,074)	(19.8)
Consumer	360,349	16.8	380,490	17.6	(20,141)	(5.3)
Total loans and leases	$2,150,049	100.0%	$2,156,232	100.0%	$(6,183)	(0.3)

Investment Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, showed an increase of 4% or $44.7 million to $1.1 billion at March 31, 2011, from $1.0 billion at December 31, 2010.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities and U.S. Agency collateralized mortgage obligations. While durations have lengthened from an average of 2.8 years at March 31, 2010 to 3.4 years at March 31, 2011, the Company considers the duration of the portfolio to be reasonable for liquidity purposes. This investment strategy has resulted in a portfolio with minimal risk and thus will provide needed liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At March 31, 2011, the trust preferred portfolio included one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.4 million, with a fair value of $2.3 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $41 thousand which was recognized in earnings for the quarter ended March 31, 2011. Cumulative credit-related OTTI of $303 thousand has been recognized in earnings through March 31, 2011. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $1.1 million at March 31, 2011.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2011.

Investment Securities
The composition of investment securities at the dates indicated is presented in the following table:

	March 31, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$294,968	27.1%	$306,705	29.4%	$(11,737)	(3.8)%
State and municipal	151,831	14.0	107,537	10.3	44,294	41.2
Mortgage-backed	512,148	47.1	486,961	46.7	25,187	5.2
Trust preferred	5,645	0.5	5,980	0.6	(335)	(5.6)
Marketable equity securities	100	-	100	-	-	-
Total available-for-sale	964,692	88.7	907,283	87.0	57,409	6.3

Held-to-Maturity and Other Equity
State and municipal	88,387	8.2	101,091	9.7	(12,704)	(12.6)
Mortgage-backed	471	-	499	-	(28)	(5.6)
Other equity securities	34,070	3.1	34,070	3.3	-	-
Total held-to-maturity and other equity	122,928	11.3	135,660	13.0	(12,732)	(9.4)
Total securities	$1,087,620	100.0%	$1,042,943	100.0%	$44,677	4.3

Other Earning Assets
Residential mortgage loans held for sale decreased $11.8 million to $10.9 million as of March 31, 2011 from $22.7 million as of December 31, 2010.  This decrease was due largely to the volume of loans sold during the quarter.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $16.8 million to $35.3 million in the first quarter of 2011.

Deposits
The composition of deposits at the dates indicated is presented in the following table:

	March 31, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$619,905	23.8%	$566,812	22.2%	$53,093	9.4%
Interest-bearing deposits:
Demand	323,635	12.5	317,905	12.5	5,730	1.8
Money market savings	854,162	32.9	861,420	33.8	(7,258)	(0.8)
Regular savings	180,442	6.9	172,771	6.8	7,671	4.4
Time deposits of less than $100,000	343,541	13.2	351,071	13.8	(7,530)	(2.1)
Time deposits of $100,000 or more	277,949	10.7	279,893	11.0	(1,944)	(0.7)
Total interest-bearing deposits	1,979,729	76.2	1,983,060	77.8	(3,331)	(0.2)
Total deposits	$2,599,634	100.0%	$2,549,872	100.0%	$49,762	2.0

Deposits and Borrowings
Total deposits were $2.6 billion at March 31, 2011, increasing $49.8 million or 2% from $2.5 billion at December 31, 2010. Non-interest-bearing demand deposits increased $53.1 million or 9% at March 31, 2011 compared to December 31, 2010. For the same period, interest-bearing deposits remained virtually level at $2.0 billion. Regular savings and interest-bearing checking accounts increased $13.4 million or 3% for the quarter over the prior year-end as clients maintained liquidity in a slowly recovering economy. Money market deposits decreased $7.3 million or 1% while certificates of deposit decreased $9.5 million or 2% at March 31, 2011 compared to December 31, 2010. These decreases were due mainly to reductions in rates as the Company managed its net interest margin together with clients’ redeployment of funds into shorter term instruments in anticipation of possible higher interest rates in the not-too-distant-future.  When deposits are combined with retail repurchase agreements from core customers, the increase in total customer funding sources totaled 1% for the quarter compared to the prior year-end. Total borrowings decreased $20.8 million or 4% to $516.2 million at March 31, 2011 compared to December 31, 2010 due to a decline in retail repurchase agreements.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first quarter of 2011, total stockholders' equity increased $1.5 million to $409.1 million at March 31, 2011, from $407.6 million at December 31, 2010. This increase during the first quarter was due primarily to net income during the period which was partially offset by the redemption of the warrant for $4.5 million that was issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.

The ratio of average equity to average assets was 11.63% for the first quarter of 2011, as compared to 10.78% for the first quarter of 2010.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized in the following table.

Risk-Based Capital Ratios

	Ratios at		Minimum
	March 31,	December 31,	Regulatory
	2011	2010	Requirements
Total Capital to risk-weighted assets	15.48%	15.37%	8.00%

Tier 1 Capital to risk-weighted assets	14.21%	14.11%	4.00%

Tier 1 Leverage	10.63%	10.30%	3.00%

Tier 1 capital of $363.3 million and total qualifying capital of $395.6 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of December 31, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Tangible common equity ratio:
Total stockholders' equity	$409,076	$407,569
Accumulated other comprehensive income (loss)	2,260	2,620
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(6,118)	(6,578)
Tangible common equity	$328,402	$326,795

Total assets	$3,549,533	$3,519,388
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(6,118)	(6,578)
Tangible assets	$3,466,599	$3,435,994

Tangible common equity ratio	9.47%	9.51%

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

Current economic data has shown that the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact from the economic pressures that are continuing to be experienced by its borrowers.  Workouts of existing non-performing loans and a marked decline in the migration of new problem credits resulted in a significant decline in non-performing loans, particularly in the commercial real estate portfolio, from March 31, 2010 to March 31, 2011. Total non-performing loans remained essentially level during the first quarter of 2011 compared to December 31, 2010. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and non-performing loan levels may continue to be influenced by a relatively slow and uncertain economic recovery on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) the general formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for impaired credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of the Company’s 2010 Form 10-K. The amount of the allowance is reviewed and approved quarterly by the Credit Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  However, not all impaired loans are in non-accrual status because they may be current with regards to the payment terms.  Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans.  All payments received on non-accrual loans are applied to the remaining principal balance of the loan(s).  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by an independent third party appraisal.  Any further collateral deterioration results in either further specific reserves being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal is usually obtained if the appraisal on file is more than 12 months old.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific reserve or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific reserve or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, verifiable support from financial guarantors.  The Company as a consistent practice does not rely solely on the existence of guarantees when determining whether a loan is impaired and in measuring the amount of the impairment. In measuring impairment, the Company looks to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. While the Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship, it considers such guarantees only as a secondary source of repayment. Accordingly, the guarantee alone would not be sufficient to avoid classifying the loan as impaired.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above.  Provisions amounted to $1.5 million in the first quarter of 2011 compared to $15.0 million in the first quarter of 2010. Net charge-offs totaled $4.7 million in the first quarter of 2011 compared to $10.0 million in the first quarter of 2010. This resulted in a ratio of annualized net charge-offs to average loans and leases of 0.89% in the first three months of 2011 compared to 1.78% for the first three months of 2010. At March 31, 2011, the allowance for loan and lease losses was $58.9 million, or 2.74% of total loans and leases, compared to $69.6 million, or 3.08% of total loans and leases, at March 31, 2010.

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

Allowance for Loan and Lease Losses
During the first quarter of 2011, there were no major changes in estimation methods that affected the allowance methodology from the prior year period. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at March 31, 2011 or December 31, 2010, when measured against the total allowance.

At March 31, 2011, total non-performing loans and leases were $88.3 million, or 4.11% of total loans and leases, compared to $88.1 million, or 4.08% of total loans and leases, at December 31, 2010. Timely aggressive recognition and management of problem credits has significantly slowed the migration of these loans into non-accrual status during this period.  Included in non-performing loans were five commercial relationships which included net charge-offs of $0.5 million and additions of $0.1 million for the first quarter of 2011. These relationships encompass 12 loans in the commercial construction, commercial real estate and commercial business loan categories. None of these loans have had their maturities extended and only two loans totaling $4.2 million have had their terms restructured since origination. Credit issues for home builders have been identified, workout strategies have been developed and the Company continues to monitor the performance of the underlying collateral, and to update appraisals, as necessary, given the context of market environment expectations.  The allowance represented 67% of non-performing loans and leases at March 31, 2011 and 71% at December 31, 2010.    This decrease in the coverage ratio is a direct result of the fact that the Company recognized adequate reserves early in the current credit cycle and that the condition of currently existing non-performing loans have largely stabilized. Continued analysis of the actual loss history on the problem credits in 2010 and in the first quarter of 2011 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies.  The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $74.3 million, with specific reserves of $4.7 million against those loans at March 31, 2011, as compared to $69.6 million with reserves of $3.8 million, at December 31, 2010.  The increase in specific reserves during this period of time was due to specific reserves on several smaller balance loans.

The Company's borrowers are concentrated in six counties in Maryland and two counties in Virginia.  Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at March 31, 2011, compared to 77% at December 31, 2010.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2011	December 31, 2010
Balance, January 1	$62,135	$64,559
Provision for loan and lease losses	1,515	25,908
Loan charge-offs:
Residential real estate	(2,674)	(6,401)
Commercial loans and leases	(1,401)	(22,723)
Consumer	(1,123)	(3,492)
Total charge-offs	(5,198)	(32,616)
Loan recoveries:
Residential real estate	15	34
Commercial loans and leases	419	4,028
Consumer	32	222
Total recoveries	466	4,284
Net charge-offs	(4,732)	(28,332)
Balance, period end	$58,918	$62,135

Annualized net charge-offs to average loans and leases	0.89%	1.27%
Allowance to total loans and leases	2.74%	2.88%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies at the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans and leases
Residential real estate	$11,874	$9,251
Commercial loans and leases	54,311	53,776
Consumer	720	300
Total non-accrual loans and leases	66,905	63,327

Loans and leases 90 days past due
Residential real estate	6,983	13,546
Commercial loans and leases	24	426
Consumer	169	182
Total 90 days past due loans and leases	7,176	14,154

Restructured loans and leases	14,266	10,571
Total non-performing loans and leases	88,347	88,052
Other real estate owned, net	7,960	9,493
Other assets owned	-	200
Total non-performing assets	$96,307	$97,745

Non-performing loans to total loans and leases	4.11%	4.08%
Non-performing assets to total assets	2.71%	2.78%
Allowance for loan and leases to non-performing loans and leases	66.69%	70.57%

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

The Company’s interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest margin as a percentage of interest-earning assets.  Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
March 31, 2011	(4.92)%		(2.34)%		(0.90)%		(0.64)%		N/A		N/A		N/A		N/A
December 31, 2010	(3.64)%		(1.28)%		(0.15)%		(0.06)%		N/A		N/A		N/A		N/A

As shown above, measures of net interest income at risk increased moderately from December 31, 2010 at all interest rate shock levels.  All measures remained well within prescribed policy limits.

The risk position increased in the rising rate scenarios due to a shortening of durations in deposits and borrowings and lengthening of durations in the investment and loan portfolios, resulting in a decreased asset sensitive gap position. As rates were shocked up, interest expense did not increase appreciably due to the growth in noninterest-bearing demand deposit, regular savings and NOW accounts whose rates are administered by management and thus less subject to interest rate movements. This effect was offset by the longer asset durations which can limit the potential increase to net interest income in a rising rate environment.  Further, it is assumed that the lower market rates at quarter-end will cause fewer FHLB convertible advances to be called in the lower up shock scenarios, thus limiting any further increase in interest expense in the lower shock bands.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
March 31, 2011	(16.06)%		(12.44)%		(7.62)%		(3.42)%		N/A		N/A		N/A		N/A
December 31, 2010	(12.49)%		(9.78)%		(5.69)%		(2.68)%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (EVE) at risk increased compared to year-end 2010 in all rising interest rate shock levels. The economic value of equity exposure at +200 bp is now -7.62% compared to -5.69% at year-end 2010, and is well within the policy limit of 20.0%, as are measures at all other shock levels.

During the first quarter of 2011, the Company’s core deposit premium has increased due primarily to increased balances in noninterest-bearing demand deposit, regular savings and NOW accounts which offset slightly shorter durations in such accounts. The eve at risk increased in the rising shock bands due to longer durations in the loan and investment portfolios and shorter durations on the FHLB advances.  In addition, the Company’s equity position increased over 2010 due to its positive earnings.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2011.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at March 31, 2011. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2011, show short-term investments exceeding short-term borrowings by $42.9 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $545.4 million was available for borrowing based on pledged collateral, with $405.7 million borrowed against it as of March 31, 2011. The line of credit at the Federal Reserve totaled $291.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2011.   Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $35.0 million at March 31, 2011, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of March 31, 2011. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2010.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2011, the Bank could have declared a dividend of $18.4 million to Bancorp. At March 31, 2011, Bancorp had liquid assets of $7.8 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.  Commitments to extend credit in the form of consumer, commercial real estate and business at March 31, 2011 were as follows:
	March 31,	December 31,
(In thousands)	2011	2010
Commercial	$58,732	$72,324
Real estate-development and construction	60,655	53,511
Real estate-residential mortgage	22,260	25,054
Lines of credit, principally home equity and business lines	610,026	586,816
Standby letters of credit	65,601	68,057
Total Commitments to extend credit and available credit lines	$817,274	$805,762

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2011 and did not have any outstanding repurchase authorizations.

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

Date: May 10, 2011

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 10, 2011