Form 10-Q
period 2011-06-30
SANDY SPRING BANCORP INC
filed 2011-08-08
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of outstanding shares of common stock outstanding as of August 1, 2011.

Common stock, $1.00 par value – 24,097,512 shares

SANDY SPRING BANCORP, INC.

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

PART I

Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and due from banks	$76,552	$44,696
Federal funds sold	1,231	1,813
Interest-bearing deposits with banks	42,927	16,608
Cash and cash equivalents	120,710	63,117
Residential mortgage loans held for sale (at fair value)	11,650	22,717
Investments available-for-sale (at fair value)	995,496	907,283
Investments held-to-maturity — fair value of $103,054 and $104,124 at June 30, 2011 and December 31, 2010, respectively	100,030	101,590
Other equity securities	33,063	34,070
Total loans and leases	2,137,920	2,156,232
Less: allowance for loan and lease losses	(55,246)	(62,135)
Net loans and leases	2,082,674	2,094,097
Premises and equipment, net	48,921	49,004
Other real estate owned	6,951	9,493
Accrued interest receivable	13,088	12,570
Goodwill	76,816	76,816
Other intangible assets, net	5,656	6,578
Other assets	116,961	142,053
Total assets	$3,612,016	$3,519,388

Liabilities
Noninterest-bearing deposits	$648,605	$566,812
Interest-bearing deposits	2,009,256	1,983,060
Total deposits	2,657,861	2,549,872
Securites sold under retail repurchase agreements and federal funds purchased	65,214	96,243
Advances from FHLB	405,583	405,758
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,674	24,946
Total liabilities	3,188,332	3,111,819

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and
outstanding 24,095,123and 24,046,627 at June 30, 2011 and December 31, 2010, respectively	24,095	24,047
Warrants	-	3,699
Additional paid in capital	177,303	177,344
Retained earnings	216,802	205,099
Accumulated other comprehensive income (loss)	5,484	(2,620)
Total stockholders' equity	423,684	407,569
Total liabilities and stockholders' equity	$3,612,016	$3,519,388

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$26,816	$29,284	$53,806	$58,658
Interest on loans held for sale	124	92	246	173
Interest on deposits with banks	21	63	39	97
Interest and dividends on investment securities:
Taxable	5,649	6,298	11,089	12,304
Exempt from federal income taxes	2,398	1,771	4,577	3,635
Interest on federal funds sold	-	-	1	1
Total interest income	35,008	37,508	69,758	74,868
Interest Expense:
Interest on deposits	2,987	4,568	5,900	9,858
Interest on retail repurchase agreements and federal funds purchased	53	65	106	137
Interest on advances from FHLB	3,590	3,653	7,141	7,273
Interest on subordinated debt	224	226	447	445
Total interest expense	6,854	8,512	13,594	17,713
Net interest income	28,154	28,996	56,164	57,155
Provision for loan and lease losses	1,151	6,107	2,666	21,132
Net interest income after provision for loan and lease losses	27,003	22,889	53,498	36,023
Non-interest Income:
Investment securities gains	32	95	52	298
Total other-than-temporary impairment ("OTTI") losses	(43)	(834)	(102)	(834)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	745	18	745
Net OTTI recognized in earnings	(43)	(89)	(84)	(89)
Service charges on deposit accounts	2,437	2,791	4,689	5,417
Mortgage banking activities	808	806	1,263	1,234
Fees on sales of investment products	1,005	941	1,863	1,682
Trust and investment management fees	3,018	2,534	5,805	4,983
Insurance agency commissions	953	928	2,133	2,917
Income from bank owned life insurance	654	703	1,300	1,396
Visa check fees	949	855	1,783	1,595
Other income	989	1,110	1,990	2,088
Total non-interest income	10,802	10,674	20,794	21,521
Non-interest Expenses:
Salaries and employee benefits	14,676	14,181	29,300	27,552
Occupancy expense of premises	2,790	2,709	5,933	5,799
Equipment expenses	1,128	1,304	2,270	2,518
Marketing	709	573	1,194	1,089
Outside data services	999	918	1,994	2,041
FDIC insurance	736	1,186	1,780	2,327
Amortization of intangible assets	462	496	923	992
Other expenses	4,338	3,391	8,506	7,253
Total non-interest expenses	25,838	24,758	51,900	49,571
Income before income taxes	11,967	8,805	22,392	7,973
Income tax expense	3,671	2,546	6,805	1,213
Net income	$8,296	$6,259	$15,587	$6,760
Preferred stock dividends and discount accretion	-	1,203	-	2,403
Net income available to common stockholders	$8,296	$5,056	$15,587	$4,357

Net Income Per Share Amounts:
Basic net income per share	$0.34	$0.26	$0.65	$0.33
Basic net income per common share	0.34	$0.21	0.65	0.21
Diluted net income per share	$0.34	$0.26	$0.65	$0.33
Diluted net income per common share	0.34	$0.21	0.65	0.21
Dividends declared per common share	$0.08	$0.01	$0.16	$0.02

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Operating activities:
Net income	$15,587	$6,760
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	3,684	3,929
Net OTTI recognized in earnings	84	89
Provision for loan and lease losses	2,666	21,132
Share based compensation expense	590	483
Deferred income tax expense (benefit)	2,444	(3,188)
Origination of loans held for sale	(93,302)	(88,049)
Proceeds from sales of loans held for sale	105,843	86,284
Gains on sales of loans held for sale	(1,474)	(1,135)
Loss (gains) on sales of other real estate owned	667	(23)
Investment securities gains	(52)	(298)
Loss (gains) on sales of premises and equipment	18	(69)
Net (increase) decrease in accrued interest receivable	(518)	132
Net decrease in other assets	12,483	4,505
Net increase in accrued expenses and other liabilities	3,830	2,613
Other – net	3,914	2,921
Net cash provided by operating activities	56,464	36,086
Investing activities:
Purchases of other equity securities	-	(1,558)
Purchases of investments held-to-maturity	(28,974)	-
Purchases of investments available-for-sale	(200,238)	(349,722)
Proceeds from redemption of FHLB stock	1,007	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	30,694	20,233
Proceeds from maturities, calls and principal payments of investments available-for-sale	122,185	305,819
Net decrease in loans and leases	5,889	60,563
Proceeds from the sales of other real estate owned	4,057	2,738
Expenditures for premises and equipment	(2,110)	(1,126)
Net cash provided by (used in) investing activities	(67,490)	36,947
Financing activities:
Net increase (decrease) in deposits	107,989	(36,886)
Net decrease in retail repurchase agreements and federal funds purchased	(31,029)	(3,000)
Repayment of advances from FHLB	(175)	(2,150)
Redemption of stock warrant	(4,449)	-
Proceeds from issuance of common stock	167	95,861
Dividends paid	(3,884)	(2,486)
Net cash provided by financing activities	68,619	51,339
Net increase in cash and cash equivalents	57,593	124,372
Cash and cash equivalents at beginning of period	63,117	59,796
Cash and cash equivalents at end of period	$120,710	$184,168

Supplemental Disclosures:
Interest payments	$13,629	$18,002
Income tax payments	3,600	181
Transfers from loans to other real estate owned	2,868	4,301

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2010	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Comprehensive Income:
Net income	-	-	-	-	15,587	-	15,587
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	7,747	7,747
Change in funded status of defined benefit pension	-	-	-	-	-	357	357
Total Comprehensive Income							23,691
Common stock dividends - $0.16 per share	-	-	-	-	(3,884)	-	(3,884)
Stock compensation expense	-	-	-	590	-	-	590
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	-	2	-	19	-	-	21
Employee stock purchase plan - 16,448 shares	-	16	-	246	-	-	262
Director stock purchase plan - 1,833 shares	-	2		30	-	-	32
Restricted stock - 28,450 shares	-	28	-	(176)	-	-	(148)
Balances at June 30, 2011	$-	$24,095	$-	$177,303	$216,802	$5,484	$423,684

Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	6,760	-	6,760
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	9,157	9,157
Change in funded status of defined benefit pension	-	-	-	-	-	320	320
Total Comprehensive Income							16,237
Common stock dividends - $0.01 per share	-	-	-	-	(409)	-	(409)
Preferred stock dividends - $25.00 per share	-	-	-	-	(2,077)	-	(2,077)
Stock compensation expense	-	-	-	483	-	-	483
Discount accretion	325	-	-	-	(325)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 2,216 shares	-	2	-	30	-	-	32
Employee stock purchase plan - 17,898 shares	-	18	-	186	-	-	204
Restricted stock - 12,135 shares	-	12	-	(78)	-	-	(66)
Director stock purchase plan - 3,709 shares	-	4		51	-	-	55
DRIP plan - 140 shares	-	-	-	2	-	-	2
Balances at June 30, 2010	$80,420	$23,999	$3,699	$176,167	$192,571	$6,825	$483,681

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Arlington, Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Chesapeake Insurance Group, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Adopted Accounting Pronouncements
In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  For disclosures about activity during a reporting period, those disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The purpose of the guidance is to enhance disclosures required on financing receivables and the allowance for credit losses.  The disclosures provide enhanced information on the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  This information is required to be presented on a disaggregated basis and includes the aging of the receivables, the nature and extent of any troubled debt restructurings and the effect on the allowance for credit losses.  This guidance also requires disclosures of any significant purchases or sales of receivables.  The application of this guidance did not have any material impact on the financial position, results of operations or cash flows of the Company, but increased the Company’s disclosures related to the credit quality of financing receivables and the allowance for loan and lease losses.

In April 2011, the FASB issued a standard that  provides creditors guidance when analyzing modifications to the terms of receivables to determine if it meets criteria to be considered a troubled debt restructuring (TDR), both for purposes of recording impairment and  disclosure of troubled debt restructurings. The new guidance also increases the qualitative and quantitative disclosures related to TDRs. This guidance may cause prior-period restructurings to be considered a TDR subsequent to the effective date of this guidance, in addition to producing significant changes to creditors’ evaluation methods and their disclosures of TDRs.  The guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  The application of this guidance is not expected to have any material impact on the financial position, results of operations or cash flows of the Company.

Pending Accounting Pronouncements
The FASB issued a standard in April 2011 that removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, as the criterion is not a determining factor of effective control.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  This guidance is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

A standard issued by the FASB in May 2011 issued guidance on fair value that applies to all entities that measure assets, liabilities or instruments classified in stockholders’ equity at fair value or provide fair value disclosures for items not recorded at fair value.  The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risk and the concept of valuation premise and highest and best use, extends the prohibition of blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  Differences in fair value measurement resulting from the application of the guidance will be recognized in income in the period of adoption as a change in estimate.  Disclosure requirements will be recognized prospectively.  Changes in valuation techniques and related inputs as a result of the application of the guidance in addition to an estimate of the total effect of the changes, if practicable, will be disclosed in the period of adoption.   The application of this guidance is not expected to have a significant impact on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued a standard that requires comprehensive income to be reported in either a single statement or two consecutive statements reporting net income and other comprehensive income.  The guidance does not alter the items that are reported in other comprehensive income or require reclassification of items from other comprehensive income to net income. This guidance should be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  This guidance will not have any impact on the financial position, results of operations or cash flows of the Company as it will only affect the presentation of the information in the financial statements.

NOTE 2 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:
	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$296,904	$3,418	$(1,034)	$299,288	$305,643	$3,949	$(2,887)	$306,705
State and municipal	159,132	2,980	(662)	161,450	111,583	182	(4,228)	107,537
Mortgage-backed	513,851	14,894	(45)	528,700	476,914	10,998	(951)	486,961
Trust preferred	6,364	270	(676)	5,958	6,783	190	(993)	5,980
Total debt securities	976,251	21,562	(2,417)	995,396	900,923	15,319	(9,059)	907,183
Marketable equity securities	100	-	-	100	100	-	-	100
Total investments available-for-sale	$976,351	$21,562	$(2,417)	$995,496	$901,023	$15,319	$(9,059)	$907,283

At June 30, 2011, unrealized losses associated with U.S. Government Agencies and state and municipal securities have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The mortgage-backed portfolio at June 30, 2011 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($216.9 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($311.8 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At June 30, 2011, the trust preferred portfolio consisted of one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.4 million, with a fair value of $2.7 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

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

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related OTTI of $43 thousand, which was recognized in earnings for the quarter ended June 30, 2011.  For the six months ended June 30, 2011, credit-related other-than-temporary impairment (“OTTI”) incurred on this security amounted to $84 thousand.  Cumulative credit-related OTTI of $346 thousand has been recognized in earnings through June 30, 2011.  The non-credit related OTTI recognized in other comprehensive income (“OCI”) at June 30, 2011 was $0.7 million.  The security is not expected to be sold and the Company has the ability to hold the security until maturity.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	$262
Additions for credit losses not previously recognized	84
Cumulative credit losses on investment securities, through June 30, 2011	$346

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:
At June 30, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$130,173	$1,034	$-	$1,034
State and municipal	30	40,661	662	-	662
Mortgage-backed	4	16,117	44	1	45
Trust preferred	1	2,687	-	676	676
Total	48	$189,638	$1,740	$677	$2,417

At December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$115,829	$2,887	$-	$2,887
State and municipal	72	91,693	4,228	-	4,228
Mortgage-backed	11	139,899	949	2	951
Trust preferred	1	2,798	-	993	993
Total	97	$350,219	$8,064	$995	$9,059

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$56,464	$56,972	$31,537	$31,747
Due after one year through five years	106,552	109,243	167,190	170,292
Due after five years through ten years	374,215	377,115	258,107	255,700
Due after ten years	439,020	452,066	444,089	449,444
Total debt securities available for sale	$976,251	$995,396	$900,923	$907,183

At June 30, 2011 and December 31, 2010, investments available-for-sale with a book value of $259.0 million and $244.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2011 and December 31, 2010.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:
	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal	$99,579	$2,991	$(19)	$102,551	$101,091	$2,530	$(44)	$103,577
Mortgage-backed	451	52	-	503	499	48	-	547
Total investments held-to-maturity	$100,030	$3,043	$(19)	$103,054	$101,590	$2,578	$(44)	$104,124

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

At June 30, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,365	$15	$4	$19
Total	4	$1,365	$15	$4	$19

At December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,769	$33	$11	$44
Total	4	$1,769	$33	$11	$44

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, accordingly, the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$18,726	$19,246	$26,238	$26,750
Due after one year through five years	11,802	12,334	15,871	16,616
Due after five years through ten years	33,462	34,517	24,426	25,118
Due after ten years	36,040	36,957	35,055	35,640
Total debt securities held-to-maturity	$100,030	$103,054	$101,590	$104,124

At June 30, 2011 and December 31, 2010, investments held-to-maturity with a book value of $54.9 million and $85.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at June 30, 2011 and December 31, 2010.

Other Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2011	December 31, 2010
Federal Reserve Bank stock	$7,530	$7,530
Federal Home Loan Bank of Atlanta stock	25,458	26,465
Atlantic Central Bank stock	75	75
Total equity securities	$33,063	$34,070

NOTE 3 – LOANS AND LEASES
The loan portfolio segment balances are presented in the following table at the dates indicated, net of unearned income and deferred fees of $2.1 million and $2.1 million, at June 30, 2011 and December 31, 2010, respectively:

(In thousands)	June 30, 2011	December 31, 2010
Residential real estate:
Residential mortgage	$445,605	$436,534
Residential construction	81,425	91,273
Commercial real estate:
Commercial owner occupied real estate	511,271	503,286
Commercial investor real estate	353,749	327,782
Commercial acquisition, development and construction	149,215	151,061
Commercial Business	225,624	250,255
Leases	10,200	15,551
Consumer	360,831	380,490
Total loans and leases	$2,137,920	$2,156,232

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity at the dates indicated ended is provided in the following table:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Balance at beginning of year	$62,135	$64,559
Provision for loan and lease losses	2,666	21,132
Loan and lease charge-offs	(10,254)	(17,255)
Loan and lease recoveries	699	2,941
Net charge-offs	(9,555)	(14,314)
Balance at period end	$55,246	$71,377

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance, January 1	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision	(2,321)	(5,347)	730	(626)	1,069	2,571	5,166	1,424	2,666
Charge-offs	(1,678)	(524)	(504)	(113)	(797)	(1,922)	(3,452)	(1,264)	(10,254)
Recoveries	119	408	4	-	9	118	38	3	699
Net charge-offs	(1,559)	(116)	(500)	(113)	(788)	(1,804)	(3,414)	(1,261)	(9,555)
Balance, June 30	$8,990	$12,778	$5,023	$7,438	$948	$4,998	$12,148	$2,923	$55,246

Total loans and leases	$225,624	$149,215	$353,749	$511,271	$10,200	$360,831	$445,605	$81,425	$2,137,920
Allowance for loans and leases to total loans and leases ratio	3.98%	8.56%	1.42%	1.45%	9.29%	1.39%	2.73%	3.59%	2.58%

Balance of loans specifically evaluated for impairment	$9,484	$26,133	$6,164	$13,728	na.	$35	$4,057	$2,333	$61,934
Allowance for loans specifically evaluated for impairment	$1,505	$804	$143	$1,159	na.	na.	na.	$514	$4,125
Specific allowance to specific loans ratio	15.87%	3.08%	2.32%	8.44%	na.	na.	na.	22.03%	6.66%

Balance of loans collectively evaluated	$216,140	$123,082	$347,585	$497,543	$10,200	$360,796	$441,548	$79,092	$2,075,986
Allowance for loans collectively evaluated	$7,485	$11,974	$4,880	$6,279	$948	$4,998	$12,148	$2,409	$51,121
Collective allowance to collective loans ratio	3.46%	9.73%	1.40%	1.26%	9.29%	1.39%	2.75%	3.05%	2.46%

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:
At June 30, 2011		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	1,482	2,652	470	2,474	1,178	8,256
Restructured accruing	992	-	-	709	-	1,701
Restructured non-accruing	613	6,608	785	3,312	395	11,713
Balance	$3,087	$9,260	$1,255	$6,495	$1,573	$21,670

Allowance	$1,505	$804	$143	$1,159	$514	$4,125

Impaired loans without a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,251	12,186	1,039	5,891	-	23,367
Restructured accruing	204	-	3,189	-	3,205	6,598
Restructured non-accruing	1,942	4,687	681	1,342	1,647	10,299
Balance	$6,397	$16,873	$4,909	$7,233	$4,852	$40,264

Total impaired loans
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	5,733	14,838	1,509	8,365	1,178	31,623
Restructured accruing	1,196	-	3,189	709	3,205	8,299
Restructured non-accruing	2,555	11,295	1,466	4,654	2,042	22,012
Balance	$9,484	$26,133	$6,164	$13,728	$6,425	$61,934

Unpaid principal balance in total impaired loans	$13,030	$46,812	$6,890	$14,402	$-	$81,134

At December 31, 2010		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,755	4,792	1,175	3,060	-	13,782
Restructured accruing	-	-	-	-	-	-
Restructured non-accruing	627	2,664	-	1,873	-	5,164
Balance	$5,382	$7,456	$1,175	$4,933	$-	$18,946

Allowance	$2,507	$289	$274	$775	$-	$3,845

Impaired loans without a specific allowance
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	916	12,076	578	6,119	-	19,689
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	1,640	10,885	-	729	771	14,025
Balance	$2,765	$33,889	$4,456	$7,558	$2,000	$50,668

Total impaired loans
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	5,671	16,868	1,753	9,179	-	33,471
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	2,267	13,549	-	2,602	771	19,189
Balance	$8,147	$41,345	$5,631	$12,491	$2,000	$69,614

Unpaid principal balance in total impaired loans	$10,929	$63,811	$5,631	$12,171	$-	$92,542

At December 31, 2010, the Company had commitments to lend $4.5 million in additional funds on loans that have been restructured.
The following table provides information regarding impaired loans for the period indicated:
For the Six Months Ended June 30, 2011		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans
Average impaired loans for the period	$9,436	$35,395	$6,062	$13,429	$4,284
Contractual interest income due on impaired loans during the period	$358	$1,013	$131	$475	$660
Interest income on impaired loans recognized on a cash basis	$164	$323	$22	$320	$57
Interest income on impaired loans recognized on an accrual basis	$36	$-	$35	$22	$82

The following table provides summary information regarding impaired loans for the periods or at the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010
Impaired loans with a valuation allowance	$21,670	$18,946
Impaired loans without a valuation allowance	40,264	50,668
Total impaired loans	$61,934	$69,614

Allowance for loan and lease losses related to impaired loans	$4,125	$3,845
Allowance for loan and lease losses related to loans collectively evaluated	51,121	58,290
Total allowance for loan and lease losses	$55,246	$62,135

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Average impaired loans for the period	$68,604	$75,556
Contractual interest income due on impaired loans during the period	$2,637	$6,651
Interest income on impaired loans recognized on a cash basis	$886	$-
Interest income on impaired loans recognized on an accrual basis	$175	$524

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

At June 30, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$8,288	$26,133	$2,975	$13,019	$1,017	$590	$6,295	$5,701	$64,018
Loans and leases 90 days past due	-	-	-	-	20	337	3,820	-	4,177
Restructured loans and leases (accruing)	1,196	-	3,189	709	-	36	2,798	371	8,299
Total non-performing loans and leases	9,484	26,133	6,164	13,728	1,037	963	12,913	6,072	76,494
Other real estate owned	-	400	-	-	-	88	4,420	2,043	6,951
Other assets owned	-	-	-	-	-	-	-	-	-
Total non-performing assets	$9,484	$26,533	$6,164	$13,728	$1,037	$1,051	$17,333	$8,115	$83,445

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,938	$30,417	$1,753	$11,781	$1,887	$300	$3,946	$5,305	$63,327
Loans and leases 90 days past due	19	-	-	-	407	182	9,871	3,675	14,154
Restructured loans and leases (accruing)	209	4,545	3,878	710	-	37	1,192	-	10,571
Total non-performing loans and leases	8,166	34,962	5,631	12,491	2,294	519	15,009	8,980	88,052
Other real estate owned	-	1,172	-	-	-	-	6,799	1,522	9,493
Other assets owned	-	-	-	-	-	200	-	-	200
Total non-performing assets	$8,166	$36,134	$5,631	$12,491	$2,294	$719	$21,808	$10,502	$97,745

At June 30, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$415	$-	$1,994	$672	$192	$548	$4,088	$-	$7,909
61-90 days	237	720	6,950	4,486	-	1,093	587	-	14,073
> 90 days	-	-	-	-	20	337	3,820	-	4,177
Total past due	652	720	8,944	5,158	212	1,978	8,495	-	26,159
Non-accrual loans and leases	8,288	26,133	2,975	13,019	1,017	590	6,295	5,701	64,018
Current loans	216,684	122,362	341,830	493,094	8,971	358,263	430,815	75,724	2,047,743
Total loans and leases	$225,624	$149,215	$353,749	$511,271	$10,200	$360,831	$445,605	$81,425	$2,137,920

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,294	$-	$347	$156	$298	$1,685	$4,720	$-	$9,500
61-90 days	20	-	-	108	21	385	1,593	-	2,127
> 90 days	19	-	-	-	407	182	9,871	3,675	14,154
Total past due	2,333	-	347	264	726	2,252	16,184	3,675	25,781
Non-accrual loans and leases	7,938	30,417	1,753	11,781	1,887	300	3,946	5,305	63,327
Current loans	239,984	120,644	325,682	491,241	12,938	377,938	416,404	82,293	2,067,124
Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232

The Company evaluates its commercial credits under an internal loan risk rating system as a means of identifying problem or potential problem loans.  The following table provides information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

At June 30, 2011		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(in thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$187,909	$115,443	$321,813	$457,501	$1,082,666
Special Mention	7,528	3,816	8,894	17,499	37,737
Substandard	28,315	29,656	22,580	35,832	116,383
Doubtful	1,872	300	462	439	3,073
Total	$225,624	$149,215	$353,749	$511,271	$1,239,859

At December 31, 2010		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(in thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$205,111	$107,374	$294,134	$425,433	$1,032,052
Special Mention	11,324	2,342	23,742	44,035	81,443
Substandard	30,330	39,546	9,906	33,497	113,279
Doubtful	3,490	1,799	-	321	5,610
Total	$250,255	$151,061	$327,782	$503,286	$1,232,384

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to those pools is based on their delinquency status.  The following table provides information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:
At June 30, 2011			Residential Real Estate
			Residential	Residential
(in thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$9,163	$359,868	$432,692	$75,353	$877,076
Non-performing:					-
90 days past due	20	337	3,820	-	4,177
Non-accruing	1,017	590	6,295	5,701	13,603
Trouble debt restructuring (accruing)	-	36	2,798	371	3,205
Total	$10,200	$360,831	$445,605	$81,425	$898,061

At December 31, 2010			Residential Real Estate
			Residential	Residential
(in thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$13,257	$379,971	$421,525	$82,293	$897,046
Non-performing:
90 days past due	407	182	9,871	3,675	14,135
Non-accruing	1,887	300	3,946	5,305	11,438
Trouble debt restructuring (accruing)	-	37	1,192	-	1,229
Total	$15,551	$380,490	$436,534	$91,273	$923,848

Other Real Estate Owned
OREO is comprised of properties acquired by the Bank in partial or total satisfaction of problem loans. The properties are initially recorded at fair value on date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements increase the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.  Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.  Other real estate owned totaled $7.0 million and $9.5 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 5 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010
Noninterest-bearing deposits	$648,605	$566,812
Interest-bearing deposits:
Demand	340,347	317,905
Money market savings	864,691	861,420
Regular savings	188,379	172,771
Time deposits of less than $100,000	341,900	351,071
Time deposits of $100,000 or more	273,939	279,893
Total interest-bearing deposits	2,009,256	1,983,060
Total deposits	$2,657,861	$2,549,872

NOTE 6 – STOCKHOLDERS’ EQUITY
On February 23, 2011, the Company completed the redemption of the warrant issued to the United States Department of the Treasury (the “Treasury”) in connection with the Company’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program for $4.5 million.  The redemption of the warrant resulted in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.  The warrant was issued as part of the Securities Purchase Agreement under TARP Capital Purchase Program that the Company entered into with the Treasury pursuant to which the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, for $83.1 million in cash. The preferred shares were redeemed in two transactions with one half of the shares redeemed in July 2010 and the remainder of the shares redeemed in December 2010.

NOTE 7 – SHARE BASED COMPENSATION
At June 30, 2011, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,032,570 are available for issuance at June 30, 2011, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions are presented in the following table:
	Six Months Ended
	June 30,
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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, related to the awards of stock options and restricted stock grants.  The Company recognized compensation expense related to the awards of stock options and restricted stock grants of $0.6 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.  Stock options exercised in the six months ended June 30, 2011 and 2010, respectively, had immaterial intrinsic values.  The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of June 30, 2011.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.2 million as of June 30, 2011.  That cost is expected to be recognized over a weighted period of approximately 3.7 years.  The fair value of the shares vested during the six months ended June 30, 2011 and 2010, was $0.3 million and $0.5 million, respectively.

In the first quarter of 2011, 37,105 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 85,389 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.  There were no additional stock options or shares of restricted stock granted in the second quarter of 2011.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2011	722,367	$32.47		$469
Granted	37,105	$18.69		-
Exercised	(1,765)	$12.01		(11)
Forfeited or expired	(65,000)	$35.14		(8)
Balance at June 30, 2011	692,707	$31.53	2.9	$450

Exercisable at June 30, 2011	612,523	$33.56	2.5	$265

Weighted average fair value of options granted during the year		$7.76

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2011	106,185	$4.78
Granted	37,105	$7.76
Vested	(59,455)	$4.51
Forfeited or expired	(3,651)	$4.82
Non-vested options at June 30, 2011	80,184	$6.35

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2011	183,751	$15.31
Granted	85,589	$18.69
Vested	(43,335)	$14.92
Forfeited or expired	(14,921)	$15.74
Restricted stock at June 30, 2011	211,084	$16.73

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

The net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Interest cost on projected benefit obligation	$382	$301	$768	$682
Expected return on plan assets	(269)	(249)	(534)	(550)
Recognized net actuarial loss	276	218	593	529
Net periodic benefit cost	$389	$270	$827	$661

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

NOTE 9 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and amounts in thousands, except per share data)	2011	2010	2011	2010
Net income	$8,296	$6,259	$15,587	$6,760
Less: Dividends - preferred stock	-	1,203	-	2,403
Net income (loss) available to common stockholders	$8,296	$5,056	$15,587	$4,357

Basic:
Basic weighted average EPS shares	24,091	23,993	24,072	20,637

Basic net income per share	$0.34	$0.26	$0.65	$0.33
Basic net income per common share	0.34	0.21	0.65	0.21

Diluted:
Basic weighted average EPS shares	24,091	23,993	24,072	20,637
Dilutive common stock equivalents	39	40	51	18
Dilutive EPS shares	24,130	24,033	24,123	20,655

Diluted net income per share	$0.34	$0.26	$0.65	$0.33
Diluted net income per common share	0.34	0.21	0.65	0.21

Anti-dilutive shares	741	732	717	892

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

	Six Months Ended June 30,
(In thousands)	2011	2010
Net income	$15,587	$6,760
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	12,833	14,933
Related income tax expense	(5,117)	(5,955)
Net investment gains reclassified into earnings	52	298
Related income tax expense	(21)	(119)
Net effect on other comprehensive income for the period	7,747	9,157

Defined benefit pension plan:
Recognition of unrealized gain	593	529
Related income tax expense	(236)	(209)
Net effect on other comprehensive income for the period	357	320
Total other comprehensive income	8,104	9,477
Comprehensive income	$23,691	$16,237

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2010	$3,764	$(6,384)	$(2,620)
Period change, net of tax	7,747	357	$8,104
Balance at June 30, 2011	$11,511	$(6,027)	$5,484

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2009	$3,845	$(6,497)	$(2,652)
Period change, net of tax	9,157	320	$9,477
Balance at June 30, 2010	$13,002	$(6,177)	$6,825

NOTE 11 – DERIVATIVE INSTRUMENTS
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The notional value of commercial loan swaps outstanding was $57 million with a fair value of $1.2 million as of June 30, 2011 compared to $49 million with a fair value of $1.1 million as of December 31, 2010.  Since each position is netted these amounts represent both a gross asset and a gross liability on the condensed consolidated statements of condition. The offsetting nature of the swaps results in a neutral effect on the Company’s operations.

NOTE 12 – FAIR VALUE
Generally accepted accounting principles provide entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment.  Subsequent changes in fair value must be recorded in earnings.  The Company applies the fair value option on residential mortgage loans held for sale.  The fair value option on residential mortgage loans allows the accounting for gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Assets and Liabilities

Mortgage loans held for sale
Mortgage loans held for sale are valued based on quotations from the secondary market for similar instruments and are classified as level 2 of the fair value hierarchy.

Investments available for sale

U.S. government agencies and mortgage-backed securities
Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, descriptive terms and conditions databases coupled with extensive quality control programs.  Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of the security.  If there is a lack of objectively verifiable information available to support the valuation, the evaluation of the security is discontinued.  Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics.  The Company does not adjust the quoted price for such securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Trust preferred securities
In active markets, these types of instruments are valued based on quoted market prices that are readily accessible at the measurement date and are classified within level 1 of the fair value hierarchy. Positions that are not traded in active markets or are subject to transfer restrictions are valued or adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management uses a process that employs certain assumptions to determine the present value. For further information, refer to Note 3 – Investments. Positions that are not traded in active markets or are subject to transfer restrictions are classified within level 3 of the fair value hierarchy.

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
	At June 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$11,650	$-	$11,650
Investments available-for-sale:
U.S. government agencies	-	299,288	-	299,288
State and municipal	-	161,450	-	161,450
Mortgage-backed	-	528,700	-	528,700
Trust preferred	3,261	-	2,697	5,958
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,193	-	1,193

Liabilities
Interest rate swap agreements	$-	$(1,193)	$-	$(1,193)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held-for-sale	$-	$22,717	$-	$22,717
Investments available-for-sale:
U.S. government agencies	-	306,705	-	306,705
State and municipal	-	107,537	-	107,537
Mortgage-backed	-	486,961	-	486,961
Trust preferred	3,182	-	2,798	5,980
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,113	-	1,113

Liabilities
Interest rate swap agreements	$-	$(1,113)	$-	$(1,113)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:
Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2010	$2,798
Total OTTI included in earnings	(84)
Principal redemption	(345)
Total unrealized losses included in other comprehensive income (loss)	328
Balance at June 30, 2011	$2,697

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$57,809	$57,809	$(1,378)
Other real estate owned	-	-	6,951	6,951	(1,425)
Total	$-	$-	$64,760	$64,760	$(2,803)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$65,769	$65,769	$(10,302)
Other real estate owned	-	-	9,493	9,493	(203)
Total	$-	$-	$75,262	$75,262	$(10,505)

Impaired loans totaling $61.9 million were written down to fair value of $57.8 million at June 30, 2011 as a result of specific loan loss reserves of $4.1 million associated with the impaired loans.  At December 31, 2010, impaired loans totaling $69.6 million were written down to fair value of $65.8 million as a result of  specific loan loss reserves of $3.8 million associated with the impaired loans which was included in the allowance for loan losses.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table at the dates indicated:
	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$132,360	$132,360	$85,834	$85,834
Investments available-for-sale	995,496	995,496	907,283	907,283
Investments held-to-maturity and other equity securities	100,030	103,054	135,660	138,194
Loans, net of allowance	2,082,674	1,969,965	2,094,097	1,983,242
Accrued interest receivable and other assets (2)	92,850	92,850	92,145	92,145

Financial Liabilities
Deposits	$2,657,861	$2,662,694	$2,549,872	$2,554,327
Securities sold under retail repurchase agreements and federal funds purchased	65,214	65,214	96,243	96,243
Advances from FHLB	405,583	442,991	405,758	447,563
Subordinated debentures	35,000	8,241	35,000	8,091
Accrued interest payable and other liabilities (2)	2,649	2,649	3,765	3,765

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

Other assets: The majority of the carrying amount approximated the fair value based on the surrender value of the cash surrender value life insurance contracts as determined by each insurance carrier.  The remaining portion of the carrying amount approximated the fair value of interest rate swaps using quoted prices provided by the swap counterparty.

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

NOTE 13 - SEGMENT REPORTING
Currently, the Company conducts business in three operating segments—Community Banking, Insurance and Investment Management.  Each of the operating segments is a strategic business unit that offers different products and services.  Prior to 2010, the Company maintained a leasing segment.  In 2010, management combined the operation of the leasing subsidiary into Community Banking segment due to the planned decreasing portfolio size. The presentation of this line of business as a segment was eliminated and combined with the Community Banking segment for all periods presented.  The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of the acquisition was retained.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements.  However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Amortization of intangibles related to acquired entities amounted to non-cash charges of $0.4 million for the three months ended June 30, 2011 and 2010, respectively.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Company, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Company operates the Chesapeake Insurance Group, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant with respect to the three and six months ended June 30, 2011 and 2010, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $808 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities with respect to the results for the three months ended June 30, 2011 and 2010, respectively, were not significant.  Amortization of intangibles amounted to $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,025	$2	$2	$(21)	$35,008
Interest expense	6,875	-	-	(21)	6,854
Provision for loan and lease losses	1,151	-	-	-	1,151
Noninterest income	8,520	1,099	1,385	(202)	10,802
Noninterest expenses	24,086	1,141	813	(202)	25,838
Income (loss) before income taxes	11,433	(40)	574	-	11,967
Income tax expense (benefit)	3,463	(16)	224	-	3,671
Net income (loss)	$7,970	$(24)	$350	$-	$8,296

Assets	$3,642,323	$12,708	$14,092	$(57,107)	$3,612,016

	Three Months Ended June 30, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,618	$2	$1	$(113)	$37,508
Interest expense	8,625	-	-	(113)	8,512
Provision for loan and lease losses	6,107	-	-	-	6,107
Noninterest income	8,531	1,089	1,256	(202)	10,674
Noninterest expenses	22,912	1,211	837	(202)	24,758
Income (loss) before income taxes	8,505	(120)	420	-	8,805
Income tax expense (benefit)	2,432	(49)	163	-	2,546
Net income (loss)	$6,073	$(71)	$257	$-	$6,259

Assets	$3,729,497	$12,577	$12,806	$(53,730)	$3,701,150

	Six Months Ended June 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$69,814	$3	$4	$(63)	$69,758
Interest expense	13,657	-	-	(63)	13,594
Provision for loan and lease losses	2,666	-	-	-	2,666
Noninterest income	16,078	2,390	2,731	(405)	20,794
Noninterest expenses	48,433	2,292	1,580	(405)	51,900
Income before income taxes	21,136	101	1,155	-	22,392
Income tax expense	6,314	41	450	-	6,805
Net income	$14,822	$60	$705	$-	$15,587

Assets	$3,642,323	$12,708	$14,092	$(57,107)	$3,612,016

	Six Months Ended June 30, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$75,104	$4	$2	$(242)	$74,868
Interest expense	17,955	-	-	(242)	17,713
Provision for loan and lease losses	21,132	-	-	-	21,132
Noninterest income	16,185	3,246	2,495	(405)	21,521
Noninterest expenses	46,041	2,316	1,619	(405)	49,571
Income before income taxes	6,161	934	878	-	7,973
Income tax expense	494	377	342	-	1,213
Net income	$5,667	$557	$536	$-	$6,760

Assets	$3,729,497	$12,577	$12,806	$(53,730)	$3,701,150

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868, and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 44 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview
Net income for the Company for the second quarter of 2011 totaled $8.3 million ($0.34 per diluted share), compared to net income of $6.3 million ($0.26 per diluted share) for the second quarter of 2010. For the first six months of 2011 net income totaled $15.6 million ($0.65 per diluted share) compared to net income of $6.8 million ($0.33 per diluted share) for the prior year period. These results reflect the following events:

•
During the first quarter of 2011, the Company repurchased the warrant issued to the U. S. Treasury in connection with the Company’s participation in the TARP Capital Purchase Program for $4.5 million. This redemption completed the last remaining facet of the Company’s involvement in this program.

•	Total loans declined 4% compared to June 30, 2010 and decreased 1% compared to March 31, 2011. Commercial loans decreased 2% compared to the prior year, and decreased 1% compared to March 31, 2011.
•
Deposits remained virtually level compared to June 30, 2010 but increased 2% compared to March 31, 2011 due primarily to significant growth of noninterest-bearing deposits, which grew 9% over the balance at June 30, 2010.

•
Net interest income decreased 3% for the second quarter of 2011 compared to the second quarter of 2010 and increased 1% compared to the first quarter of 2011. For the year-to-date, net interest income decreased 2% for 2011 compared to the first six months of 2010.  This general downward trend was due primarily to a decline in average interest-earning assets as a result of new loan volume that was more than offset by increased loan payoffs.

•
The provision for loan and lease losses decreased to $1.2 million for the second quarter of 2011 from $6.1 million for the prior year period and $1.5 million for the first quarter of 2011. For the first six months of 2011 the provision for loan and lease losses decreased to $2.7 million compared to $21.1 million for the first six months of 2010. This declining trend was due mainly to lower charge-offs, decreases in internal risk rating downgrades and specific reserves on a reduced level of non-performing loans together with a reduced migration of loans into non-performing status.

•	Non-performing loans declined to $76.5 million at June 30, 2011 compared to $109.3 million at June 30, 2010 and $88.3 million at March 31, 2011.

During the first six months of 2011, the national and local economies continued a slow and uneven turnaround which was affected by a number of factors and events. While the equity markets exhibited a generally positive trend, volatility remained as concerns continued over the United States budget deficit, its resultant effect on the nation’s borrowing limit and the financial stability of several countries in Europe. The depressed real estate market, continued high unemployment rates and municipal budget deficits have created a high degree of economic uncertainty, particularly among small and medium-sized businesses. This has constrained expansion as such businesses dealt with rising costs, tight credit and a lack of consumer confidence in the first half of 2011. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking while it continued to aggressively deal with and resolve existing non-performing loans.

Comparing June 30, 2011 balances to December 31, 2010, total assets increased 3% to $3.6 billion. Loan balances decreased 1% compared to the prior year-end due primarily to a decrease of 5% in consumer loans, while commercial loans and residential mortgage and construction loans remained unchanged. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 3% compared to balances at December 31, 2010. This increase was due primarily to increases of 14% in noninterest-bearing deposits, 9% in regular savings accounts and 7% in interest bearing checking accounts. These increases were partially offset by declines of 2% in certificates of deposit while money market accounts remained level as the Company reduced rates on certificates of deposit and clients redeployed funds to emphasize liquidity. During the same period, stockholders’ equity increased to $423.7 million or 12% of total assets due to net income for the first six months of the year, which was somewhat offset by the redemption in the first quarter of 2011 of the warrant issued under the TARP Capital Purchase Program.

Net interest income decreased 2% for the first six months of 2011 compared to the prior year period. While the cost of interest-bearing liabilities decreased by 26 basis points, its positive effect on the interest margin was more than offset by the 19 basis point decline in the yield on average interest-earning assets that exceeded average interest-bearing liabilities by $769 million.

Non-interest income decreased by 3% to $20.8 million for the first half of 2011 compared to the prior year period. This decrease was primarily caused by a 27% decline in insurance commissions brought about by a change in our estimate of collection timing which resulted in a non-recurring gain in the first quarter of 2010.  In addition, service charges on deposits declined 13% as a result of the impact of recently enacted legislation on overdraft fees. Somewhat offsetting these decreases, trust and investment management fees increased 16.% primarily due to higher assets under management as clients redeployed funds into improving equity markets.  Fees on sales of investment products increased 11% due to an increase in managed assets and higher sales of financial products.

Non-interest expenses increased $2.3 million or 5% for the first six months of 2011 compared to the first six months of 2010 due largely to a 6% increase in salaries and benefits expenses. Other noninterest expenses increased 17% due to losses on sales of other real estate owned and loan work out expenses as the Company continued to reduce the level of non-performing assets.

Non-performing assets declined to $83.4 million at June 30, 2011 compared to $97.7 million at December 31, 2010.  Non-performing assets represented 2.31% of total assets at June 30, 2011 compared to 2.78% at December 31, 2010.  The ratio of annualized net charge-offs to average loans and leases was .90% during the first six months of 2011, compared to 1.28% for the first six months of 2010.

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

The Company’s allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans.  Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 and Note 5 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The amount of the allowance is reviewed monthly by the Credit Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

The general reserve comprised 93% of the total allowance at June 30, 2011 and 94% at December 31, 2010. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the reserves applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

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

These factors combine to estimate the probability and severity of potential losses.  At June 30, 2011, the specific allowance accounted for 7% of the total allowance as compared to 6% at December 31, 2010.  The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill Impairment
Goodwill represents the excess purchase price over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. The Company engages a third-party valuation firm to determine the fair value of the reporting units to utilize in the “step one” test for potential goodwill impairment. At June 30, 2011 there was no evidence of impairment of goodwill or intangibles.

Accounting for Income Taxes
The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Condensed Consolidated Statements of Income. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES - UNAUDITED

	Six Months Ended June 30,
		2011			2010
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$457,059	$11,374	4.97%	$465,401	$12,908	5.55%
Residential construction loans	85,013	1,549	3.68	87,663	2,081	4.79
Commercial ADC loans	149,424	3,125	4.22	160,921	2,898	3.63
Commercial investor real estate loans	346,410	10,328	5.98	334,835	10,048	6.05
Commercial owner occupied real estate loans	505,060	14,926	5.99	517,295	15,523	6.05
Commercial business loans	231,267	5,648	4.93	282,283	6,853	4.89
Leasing	12,574	419	6.66	23,482	844	7.19
Consumer loans	364,665	6,683	3.72	397,027	7,676	3.91
Total loans and leases (2)	2,151,472	54,052	5.06	2,268,907	58,831	5.22
Taxable securities	860,042	11,766	2.74	829,326	12,764	3.08
Tax-exempt securities (4)	228,175	6,634	5.81	163,011	5,338	6.87
Interest-bearing deposits with banks	30,359	39	0.26	85,890	97	0.23
Federal funds sold	1,447	1	0.15	1,764	1	0.16
Total interest-earning assets	3,271,495	72,492	4.45	3,348,898	77,031	4.64

Less: allowance for loan and lease losses	(60,040)			(69,680)
Cash and due from banks	44,654			44,545
Premises and equipment, net	49,178			49,058
Other assets	228,437			245,764
Total assets	$3,533,724			$3,618,585

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$330,470	176	0.11%	$283,313	175	0.12%
Regular savings deposits	180,067	95	0.11	162,009	87	0.11
Money market savings deposits	850,359	1,956	0.46	896,163	2,881	0.65
Time deposits	622,420	3,673	1.19	749,339	6,715	1.81
Total interest-bearing deposits	1,983,316	5,900	0.60	2,090,824	9,858	0.95
Other borrowings	78,395	106	0.27	87,665	137	0.32
Advances from FHLB	405,665	7,141	3.55	411,125	7,273	3.57
Subordinated debentures	35,000	447	2.55	35,000	445	2.54
Total interest-bearing liabilities	2,502,376	13,594	1.10	2,624,614	17,713	1.36

Noninterest-bearing demand deposits	594,835			535,843
Other liabilities	25,676			26,574
Stockholders' equity	410,837			431,554
Total liabilities and stockholders' equity	$3,533,724			$3,618,585

Net interest income and spread		$58,898	3.35%		$59,318	3.28%
Less: tax-equivalent adjustment		2,734			2,163
Net interest income		$56,164			$57,155

Interest income/earning assets			4.45%			4.64%
Interest expense/earning assets			0.83			1.07
Net interest margin			3.62%			3.57%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2011 and  2010. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.7 million and $2.2 million in 2011 and 2010, respectively.

(2)	Non-accrual loans are included in the average balances.
(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations
For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net income for the Company for the first six months of 2011 totaled $15.6 million ($0.65 per diluted share) compared to net income of $6.8 million ($0.33 per diluted share) for the first six months of 2010.

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

Net interest income for the first six months of 2011 was $56.2 million compared to $57.2 million for the same period of 2010. On a tax-equivalent basis, net interest income decreased by 1% in the first six months of 2011 to $58.9 million from $59.3 million in the first six months of 2010. The preceding table provides an analysis of net interest income performance that reflects an increase in net interest margin for the six months ended June 30, 2011 of 5 basis points when compared to the six months ended June 30, 2010.  Average interest-earning assets decreased by 2% while average interest-bearing liabilities decreased 5% from the first six months of 2010 to the first six months of 2011.  The following table shows the extent to which interest income, interest expense and net interest income were affected by rate changes and volume changes.  The increase in tax-equivalent net interest margin in the first six months of 2011 resulted from an increase in average noninterest-bearing deposits coupled with a decline of 35 basis points on rates paid on deposits which more than offset the decrease of 19 basis points in yields on interest-earning assets.  Average noninterest-bearing deposits increased 11% in the first six months of 2011 while the percentage of average noninterest-bearing deposits to total deposits also increased to 23% in the first half of 2011 compared to 20% in the first half of 2010.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from period to period in the principal elements that comprise net interest income:
	Six Months Ended June 30,
	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(4,779)	$(2,979)	$(1,800)	$(7,001)	$(5,537)	$(1,464)
Securities	298	1,822	(1,524)	4,498	6,359	(1,861)
Other earning assets	(58)	(67)	9	6	18	(12)
Total interest income	(4,539)	(1,224)	(3,315)	(2,497)	840	(3,337)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	1	26	(25)	(52)	26	(78)
Regular savings deposits	8	11	(3)	(34)	8	(42)
Money market savings deposits	(925)	(140)	(785)	(2,941)	878	(3,819)
Time deposits	(3,042)	(1,006)	(2,036)	(6,490)	(1,321)	(5,169)
Total borrowings	(161)	(212)	51	(693)	76	(769)
Total interest expense	(4,119)	(1,321)	(2,798)	(10,210)	(333)	(9,877)
Net interest income	$(420)	$97	$(517)	$7,713	$1,173	$6,540

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income decreased by $4.5 million or 6% in the first six months of 2011 compared to the first six months of 2010.  The previous table shows that, in 2011, the decrease in interest income resulted primarily from declines in both earning asset yields and average interest-earning assets.

For the first six months of 2011, the yield on average loans and leases decreased by 16 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The average balance of the loan portfolio declined 5% for the first six months of 2011 compared to the prior year period as the volume of quality loan demand remained low due to the struggling economy.  The decline in the portfolio yield was driven primarily by decreases in the yields on the consumer and commercial real estate investor and owner occupied real estate portfolios. These decreases were somewhat offset by an increase of 59 basis points in commercial ADC loans due mainly to loans placed on non-accrual status during the first quarter of 2010. The decrease in the average balance of the loan portfolio was driven primarily by declines in several segments of the portfolio, particularly commercial business loans, due to soft market demand, which was somewhat offset by an increase in commercial investor real estate loans due to advances on existing commitments and new loan credits originated in the first quarter of 2011.

The average yield on investment securities decreased 32 basis points while the average balance of the portfolio increased 10% or $96 million for the six months ended June 30, 2011 compared to the prior year period. The growth in investments was due to liquidity provided by growth in deposits during the period combined with the decline in loan balances mentioned above. The decrease in the yield on investments was the result of the maturity, receipt of payments or calls of higher rate securities and the resulting replacement by lower-yielding investments.

Interest Expense
Interest expense decreased by $4.1 million or 23% in the first six months of 2011 compared to the year ago period, primarily as a result of a 26 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.10% from 1.36%. Deposit activity during the first half of 2011 continued to be affected by the slow and uneven economic recovery due to a depressed real estate market, equity market volatility and a lack of confidence on the part of consumers and small and medium-sized businesses. Average deposits decreased due largely to a decline of $127 million or 17% in certificates of deposit.  In addition, money market accounts experienced a decrease of $46 million or 5%. These decreases were somewhat offset by an increase of $106 million or 13% in noninterest-bearing and interest-bearing checking accounts as clients redeployed funds into short-term instruments to preserve liquidity.  During the first six months of 2011, the Company continued to manage its net interest margin in the face of reduced loan volumes by a strategic decline in deposits as it reduced its rates on certificates of deposit. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Securities gains	$52	$298	$(246)	(82.5)%
Total other-than-temporary impairment ("OTTI") losses	(102)	(834)	732	(87.8)
Portion of OTTI losses recognized in other comprehensive income before taxes	18	745	(727)	(97.6)
Net OTTI recognized in earnings	(84)	(89)	5	(5.6)
Service charges on deposit accounts	4,689	5,417	(728)	(13.4)
Gains on sales of mortgage loans	1,263	1,234	29	2.4
Fees on sales of investment products	1,863	1,682	181	10.8
Trust and investment management fees	5,805	4,983	822	16.5
Insurance agency commissions	2,133	2,917	(784)	(26.9)
Income from bank owned life insurance	1,300	1,396	(96)	(6.9)
Visa check fees	1,783	1,595	188	11.8
Other income	1,990	2,088	(98)	(4.7)
Total non-interest income	$20,794	$21,521	$(727)	(3.4)

Total non-interest income was $20.8 million for the first six months of 2011 compared to $21.5 million for the first six months of 2010, a $0.7 million or 3% decrease. This decline was due primarily to a 13% decrease in deposit service charges as a result of the impact of recently enacted legislation on overdraft fees. Offsetting the above decreases, wealth management revenues, comprised of trust and investment management fees and fees on sales of investment products, increased $1.0 million or 15% due largely to growth in assets under management. In addition, Visa check fees increased due to growth in the volume of electronic transactions. Insurance agency commission revenue also decreased due mainly to a change in the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Salaries and employee benefits	$29,300	$27,552	$1,748	6.3%
Occupancy expense of premises	5,933	5,799	134	2.3
Equipment expenses	2,270	2,518	(248)	(9.8)
Marketing	1,194	1,089	105	9.6
Outside data services	1,994	2,041	(47)	(2.3)
FDIC insurance	1,780	2,327	(547)	(23.5)
Amortization of intangible assets	923	992	(69)	(7.0)
Professional fees	2,214	2,407	(193)	(8.0)
Other real estate owned expenses	1,425	297	1,128	-
Other expenses	4,867	4,549	318	7.0
Total non-interest expense	$51,900	$49,571	$2,329	4.7

Non-interest expenses totaled $51.9 million in the first six months of 2011 compared to $49.6 million in the prior year period, an increase of $2.3 million or 5%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses. This increase was primarily the result of the growth in the internal audit staff and increased incentive compensation as a result of earnings growth from the prior year.  Other non-interest expenses increased due largely to losses on sales of other real estate owned and loan work out expenses as the Company continued to reduce the level of non-performing assets. These increases were partially offset by a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums which was effective with the second quarter of 2011.

Income Taxes
The Company had income tax expense of $6.8 million in the first six months of 2011, compared to expense of $1.2 million in the first six months of 2010. This increase was due to an income tax benefit on a loss before income taxes in the first quarter of 2010. The Company’s effective tax rate was 30% for the first six months of 2011 compared to 15% for the first six months of 2010.

Results of Operations
For the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Net income for the second quarter of 2011 totaled $8.3 million ($0.34 per diluted share) compared to net income of $6.3 million ($0.21 per diluted share) for the second quarter of 2010.

Net Interest Income
Net interest income for the second quarter of 2011 was $28.2 million compared to $29.0 million for the second quarter of 2010 on a tax-equivalent basis, net interest income decreased by 2% in the second quarter of 2011 compared to the second quarter of 2010 . The net interest margin of 3.58% for the second quarter of 2011 remained even with the second quarter of 2010. The yield on interest-earning assets for the quarter decreased 17 basis points compared to the prior year quarter as average interest-earning assets declined 2% in the second quarter of 2011 compared to the second quarter of 2010. This decrease was offset by a decline in the rates paid on interest-bearing liabilities of 22 basis points for the second quarter of 2011 compared to the second quarter of 2010. The yield on the Company’s loan portfolio decreased by 22 basis points in the second quarter of 2011 compared to 2010 due to declines in the yields on virtually all segments of the portfolio. These trends reflect the overall effect of an inconsistent economy as quality loan demand remained soft and higher rate loans were paid down. The yield on the investment portfolio decreased by 28 basis points in the second quarter of 2011 compared to the prior year quarter as securities were purchased at lower prevailing rates.  The average balance of the portfolio increased 11% due largely to the funds or liquidity provided by the decrease in loan balances. The above mentioned decreases were offset by a decrease of 29 basis points in the average interest rate paid on deposits. This was driven by a decline in the rates paid on certificates of deposit which produced a 15% decrease in such balances as the Company managed its net interest margin.

Interest Income
The Company's total tax-equivalent interest income decreased by $2.2 million or 6% in the second quarter of 2011 compared to the second quarter of 2010. The decrease in interest income resulted primarily from declines in both earning asset yields and average interest-earning assets.

For the second quarter of 2011, average loans and leases, had a yield of 5.02% versus 5.24% for the second quarter of 2010, a decrease of $96.3 million or 4%.  The average residential real estate portfolio decreased 2% due mainly to a 3% decrease in residential mortgage loans while the average commercial loan portfolio decreased 4% due largely to decreases of 17% in commercial business loans and 10% commercial ADC loans, which were somewhat offset by growth of 9% in commercial investor real estate loans. The average consumer loan portfolio decreased 9% due to declines of 28% in installment loans and 40% in conventional second mortgage loans. The decline in conventional second mortgage loans was due largely to a reclassification of $11 million of such loans to the residential permanent mortgage portfolio early in 2011.  The decreases in virtually every segment of the loan portfolio reflect the lingering effects of an uneven economic recovery.  The increase in commercial investor real estate loans during the quarter was due largely to advances on existing loan commitments and several new loan credits during the first quarter of 2011.  In the quarter ended June 30, 2011, average loans and leases comprised 65% of average interest-earning assets compared to a ratio of 66% for the quarter ended June 30, 2010.  Average total investment securities, yielding 3.38% in the second quarter of 2011 versus 3.66% in second quarter of the prior year, increased 11% to $1.1 billion. Average total investment securities comprised 34% of average interest-earning assets in 2011 compared to 30% in 2010. The decline in loans was due primarily to soft loan demand during 2011.

Interest Expense
Interest expense decreased by 19% or $1.7 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of a 22 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.09% from 1.31%. Deposit and borrowing activity during the first quarter of 2011 continued to be driven by challenging market conditions as clients redeployed funds into short-term instruments to preserve liquidity and safety until interest rates begin to rise. During the second quarter of 2011, the Company continued to manage its net interest margin in the face of reduced loan volumes by a strategic decline in deposits as it adjusted rates on certificates of deposit. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships. The above decreases were somewhat offset by an 11% increase in average noninterest-bearing deposits.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Securities gains	$32	$95	$(63)	(66.3)%
Total other-than-temporary impairment ("OTTI") losses	(43)	(834)	791	(94.8)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	745	(745)	-
Net OTTI recognized in earnings	(43)	(89)	46	(51.7)
Service charges on deposit accounts	2,437	2,791	(354)	(12.7)
Gains on sales of mortgage loans	808	806	2	0.2
Fees on sales of investment products	1,005	941	64	6.8
Trust and investment management fees	3,018	2,534	484	19.1
Insurance agency commissions	953	928	25	2.7
Income from bank owned life insurance	654	703	(49)	(7.0)
Visa check fees	949	855	94	11.0
Other income	989	1,110	(121)	(10.9)
Total non-interest income	$10,802	$10,674	$128	1.2

Total non-interest income was $10.8 million for the second quarter of 2011 compared to $10.7 million for the second quarter of 2010. This increase was primarily driven by increases in trust and investment management fees and fees on sales of investment products which together increased 16% due primarily to growth in assets under management. In addition Visa check fees increased 11% due to growth in the volume of electronic transactions. These increases were somewhat offset by a 13% decrease in deposit service charges as a result of the impact of recently enacted legislation on overdraft fees. All other segments of noninterest income remained essentially level with the prior year quarter as can be seen from the above table.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Salaries and employee benefits	$14,676	$14,181	$495	3.5%
Occupancy expense of premises	2,790	$2,709	81	3.0
Equipment expenses	1,128	$1,304	(176)	(13.5)
Marketing	709	$573	136	23.7
Outside data services	999	$918	81	8.8
FDIC insurance	736	$1,186	(450)	(37.9)
Amortization of intangible assets	462	$496	(34)	(6.9)
Professional fees	1,088	1,189	(101)	(8.5)
Other real estate owned expenses	726	(55)	781	-
Other expenses	2,524	2,257	267	11.8
Total non-interest expense	$25,838	$24,758	$1,080	4.4

Non-interest expenses totaled $25.8 million in the second quarter of 2011 compared to $24.8 million in the second quarter of 2010, an increase of $1.0 million or 4%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses. This increase was primarily the result of the growth in the internal audit staff and increased incentive compensation as a result of earnings growth from the prior year.  Other real estate owned expense increased due largely to losses on sales of other real estate owned and loan work out expenses. These increases were partially offset by a reduction in FDIC expenses due to a regulatory change in the calculation of such premiums.

Income Taxes
The Company had income tax expense of $3.7 million in the second quarter of 2011, compared with an income tax expense of $2.5 million in the second quarter of 2010. The Company’s effective tax rate was 31% for the second quarter of 2011 compared to an effective rate of 29% for the second quarter of 2010.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income/ (Loss).  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both efficiency ratios increased in 2011 mainly as a result of non-interest expenses, which increased in 2011 compared to 2010 while net interest income declined.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
GAAP efficiency ratio:
Non-interest expenses	$25,838	$24,758	$51,900	$49,571
Net interest income plus non-interest income	$38,956	$39,670	$76,958	$78,676

Efficiency ratio–GAAP	66.33%	62.41%	67.44%	63.01%

Non-GAAP efficiency ratio:
Non-interest expenses	$25,838	$24,758	$51,900	$49,571
Less non-GAAP adjustment:
Amortization of intangible assets	462	496	923	992
Non-interest expenses as adjusted	$25,376	$24,262	$50,977	$48,579

Net interest income plus non-interest income	$38,956	$39,670	$76,958	$78,676
Plus non-GAAP adjustment:
Tax-equivalent income	1,427	1,155	2,734	2,163
Less non-GAAP adjustments:
Securities gains	32	95	52	298
OTTI recognized in earnings	(43)	(89)	(84)	(89)
Net interest income plus non-interest income - as adjusted	$40,394	$40,819	$79,724	$80,630

Efficiency ratio–Non-GAAP	62.82%	59.44%	63.94%	60.25%

FINANCIAL CONDITION
The Company's total assets were $3.6 billion at June 30, 2011, increasing $92.6 million or 3% during the first six months of 2011. Interest-earning assets increased $82.0 million to $3.3 billion at June 30, 2011 compared to December 31, 2010.  Asset growth, which is reflected primarily in increases in the investment portfolio and cash and cash equivalents, was funded by increases in customer deposits.

Loans and Leases
Total loans and leases, excluding loans held for sale, decreased $18.3 million during the first six months of 2011. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans remained virtually level at $527.0 million at June 30, 2011. Permanent residential mortgages, most of which are 1-4 family, increased $9.1 million or 2% to $445.6 million due to higher loan origination volumes. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans declined to $81.4 million during the first six months of 2011, a decrease of $9.8 million or 11% reflecting continued depressed demand as a result of regional economic conditions.

The commercial loan portfolio increased by $7.5 million or 1% to $1.2 billion at June 30, 2011. Soft loan demand resulting from weak market conditions in both the national and regional economies have continued to play a role in limiting growth in commercial loan balances as pay-offs of performing credits have outpaced new originations. Activity in the commercial loan portfolio reflects the current slow but uneven recovery in the regional economy in which the Company operates.  The overall increase in commercial loans for the second quarter was due primarily to an increase of $26.0 million or 8% in commercial investor real estate loans while commercial owner occupied real estate loans reflected a more limited increase of $8.0 million or 2% for the first six months of 2011. Somewhat offsetting these increases, commercial business loans decreased $24.6 million or 10% for the quarter. Commercial ADC loans remained virtually level for the six months compared to December 31, 2010.

The consumer loan portfolio decreased 5% or $19.7 million, to $360.8 million at June 30, 2011.  This decline was driven largely by a decrease of $16.2 million or 31% in conventional second mortgage loans during the six months resulting in a balance of $329.7 million at June 30, 2011 due to weak consumer demand and the reclassification of $11 million of loans to the residential mortgage portfolio in early 2011.

Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated.

	June 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$445,605	20.8%	$436,534	20.3%	$9,071	2.1%
Residential construction	81,425	3.8	91,273	4.2	(9,848)	(10.8)
Commercial real estate:
Commercial owner occupied real estate	511,271	23.9	503,286	23.4	7,985	1.6
Commercial investor real estate	353,749	16.5	327,782	15.2	25,967	7.9
Commercial acquisition, development and construction	149,215	7.0	151,061	7.0	(1,846)	(1.2)
Commercial Business	225,624	10.6	250,255	11.6	(24,631)	(9.8)
Leases	10,200	0.5	15,551	0.7	(5,351)	(34.4)
Consumer	360,831	16.9	380,490	17.6	(19,659)	(5.2)
Total loans and leases	$2,137,920	100.0%	$2,156,232	100.0%	$(18,312)	(0.8)

Investment Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, showed an increase of 8% or $85.6 million to $1.1 billion at June 30, 2011, from $1.0 billion at December 31, 2010.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities and U.S. Agency collateralized mortgage obligations. While durations have lengthened from an average of 2.2 years at June 30, 2010 to 3.4 years at June 30, 2011, the Company considers the duration of the portfolio to be reasonable for liquidity purposes. This investment strategy has resulted in a portfolio with minimal risk and thus will provide needed liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At June 30, 2011, the trust preferred portfolio included one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $3.4 million, with a fair value of $2.7 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $84 thousand which was recognized in earnings for the six months ended June 30, 2011. Cumulative credit-related OTTI of $346 thousand has been recognized in earnings through June 30, 2011. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.7 million at June 30, 2011.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at June 30, 2011.

Investment Securities
The composition of investment securities at the dates indicated is presented in the following table:

	June 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$299,288	26.5%	$306,705	29.4%	$(7,417)	(2.4)%
State and municipal	161,450	14.3	107,537	10.3	53,913	50.1
Mortgage-backed	528,700	46.9	486,961	46.7	41,739	8.6
Trust preferred	5,958	0.5	5,980	0.6	(22)	(0.4)
Marketable equity securities	100	-	100	-	-	-
Total available-for-sale	995,496	88.2	907,283	87.0	88,213	9.7

Held-to-Maturity and Other Equity
State and municipal	99,579	8.8	101,091	9.7	(1,512)	(1.5)
Mortgage-backed	451	0.1	499	-	(48)	(9.6)
Other equity securities	33,063	2.9	34,070	3.3	(1,007)	(3.0)
Total held-to-maturity and other equity	133,093	11.8	135,660	13.0	(2,567)	(1.9)
Total securities	$1,128,589	100.0%	$1,042,943	100.0%	$85,646	8.2

Other Earning Assets
Residential mortgage loans held for sale decreased $11.0 million to $11.7 million as of June 30, 2011 from $22.7 million as of December 31, 2010.  This decrease was due largely to the volume of loans sold during the first six months of 2011.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $25.7 million to $44.2 million in the first six months of 2011.

Deposits
The composition of deposits at the dates indicated is presented in the following table:

	June 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$648,605	24.4%	$566,812	22.2%	$81,793	14.4%
Interest-bearing deposits:
Demand	340,347	12.8	317,905	12.5	22,442	7.1
Money market savings	864,691	32.5	861,420	33.8	3,271	0.4
Regular savings	188,379	7.1	172,771	6.8	15,608	9.0
Time deposits of less than $100,000	341,900	12.9	351,071	13.7	(9,171)	(2.6)
Time deposits of $100,000 or more	273,939	10.3	279,893	11.0	(5,954)	(2.1)
Total interest-bearing deposits	2,009,256	75.6	1,983,060	77.8	26,196	1.3
Total deposits	$2,657,861	100.0%	$2,549,872	100.0%	$107,989	4.2

Deposits and Borrowings
Total deposits were $2.7 billion at June 30, 2011, increasing $108.0 million or 4% from $2.5 billion at December 31, 2010. This growth in deposits was driven primarily by a 12% increase in noninterest-bearing and interest-bearing checking accounts and, to a lesser extent, a 9% increase in regular savings accounts at June 30, 2011 compared to balances at June 30, 2010. Money market accounts remained virtually level compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current low interest rates and the volatility of alternative investments. Certificates of deposit decreased 2% over the first six months of the year as the Company managed its net interest margin. Total borrowings decreased $31.2 million or 6% to $505.8 million at June 30, 2011 compared to December 31, 2010 due to a decline in retail repurchase agreements.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first six months of 2011, total stockholders' equity increased $16.1 million to $423.7 million at June 30, 2011, from $407.6 million at December 31, 2010. This increase was due primarily to net income during the period which was partially offset by the redemption for $4.5 million of the warrant that was issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.

The ratio of average equity to average assets was 11.63% for the first six months of 2011, as compared to 11.93% for the first six months of 2010.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized in the following table.

Risk-Based Capital Ratios

	Ratios at		Minimum
	June 30,	December 31,	Regulatory
	2011	2010	Requirements
Total Capital to risk-weighted assets	16.01%	15.37%	8.00%

Tier 1 Capital to risk-weighted assets	14.75%	14.11%	4.00%

Tier 1 Leverage	10.64%	10.30%	3.00%

Tier 1 capital of $370.7 million and total qualifying capital of $402.4 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of June 30, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP
(Dollars in thousands)	June 30, 2011	December 31, 2010
Tangible common equity ratio:
Total stockholders' equity	$423,684	$407,569
Accumulated other comprehensive income (loss)	(5,484)	2,620
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(5,656)	(6,578)
Tangible common equity	$335,728	$326,795

Total assets	$3,612,016	$3,519,388
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(5,656)	(6,578)
Tangible assets	$3,529,544	$3,435,994

Tangible common equity ratio	9.51%	9.51%

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

Current economic data has shown that the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact from the economic pressures that are continuing to be experienced by its borrowers.  Workouts of existing non-performing loans and a marked decline in the migration of new problem credits resulted in a significant decline in non-performing loans, particularly in the commercial real estate portfolio, at June 30, 2011 compared to both June 30, 2010 and December 31, 2010. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and non-performing loan levels may continue to be influenced by a relatively slow and uncertain economic recovery on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above.  Provisions amounted to $2.7 million in the first six months of 2011 compared to $21.1 million in the prior year period. Net charge-offs totaled $9.6 million in the first six months of 2011 compared to $14.3 million in the first six months of 2010. This resulted in a ratio of annualized net charge-offs to average loans and leases of 0.90% in the first six months of 2011 compared to 1.28% for the first six months of 2010. At June 30, 2011, the allowance for loan and lease losses was $55.2 million, or 2.58% of total loans and leases, compared to $71.4 million, or 3.22% of total loans and leases, at June 30, 2010.

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

Substantially all of the fixed-rate conforming residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to eighteen months after the sale of the loan.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.3 million for possible losses due to repurchases. Given its lack of history as to losses of this type, the Company believes that this reserve is adequate.

Allowance for Loan and Lease Losses
During the first six months of 2011, there were no changes in the Company’s systematic methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year period. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at June 30, 2011 or December 31, 2010, when measured against the total allowance.

At June 30, 2011, total non-performing loans and leases were $76.5 million, or 3.58% of total loans and leases, compared to $88.1 million, or 4.08% of total loans and leases, at December 31, 2010. Timely aggressive recognition and management of problem credits has significantly slowed the migration of these loans into non-accrual status during this period.  Included in non-performing loans were five commercial relationships which included net charge-offs of $0.1 million and net pay downs of $4.4 million for the first six months of 2011. These relationships encompass 11 loans in the commercial construction, commercial real estate and commercial business loan categories. None of these loans have had their maturities extended and only two loans, currently totaling $0.3 million, have had their terms restructured since origination. Credit issues for home builders have been identified, workout strategies have been developed and the Company continues to monitor the performance of the underlying collateral, and to update appraisals, as necessary, given the context of market environment expectations.  The allowance represented 72% of non-performing loans and leases at June 30, 2011 and 71% at December 31, 2010.   This increase in the coverage ratio is due primarily to a 13% reduction in non-performing loans and leases noted above as the Company continues to aggressively workout existing problem credits by a combination of charge-offs and pay downs while the migration of new credits to non-performing status has significantly declined.  Continued analysis of the actual loss history on the problem credits in 2010 and in the first quarter of 2011 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies.  The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $61.9 million, with specific reserves of $4.1 million against those loans at June 30, 2011, as compared to $69.6 million with reserves of $3.8 million, at December 31, 2010.

The Company's borrowers are concentrated in six counties in Maryland, two counties in Virginia and Washington D. C.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans and leases at June 30, 2011, compared to 77% at December 31, 2010.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2011	December 31, 2010
Balance, January 1	$62,135	$64,559
Provision for loan and lease losses	2,666	25,908
Loan charge-offs:
Residential real estate	(4,715)	(6,401)
Commercial loans and leases	(3,616)	(22,723)
Consumer	(1,923)	(3,492)
Total charge-offs	(10,254)	(32,616)
Loan recoveries:
Residential real estate	41	34
Commercial loans and leases	540	4,028
Consumer	118	222
Total recoveries	699	4,284
Net charge-offs	(9,555)	(28,332)
Balance, period end	$55,246	$62,135

Annualized net charge-offs to average loans and leases	0.90%	1.27%
Allowance to total loans and leases	2.58%	2.88%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies at the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans and leases
Residential real estate	$11,996	$9,251
Commercial loans and leases	51,432	53,776
Consumer	590	300
Total non-accrual loans and leases	64,018	63,327

Loans and leases 90 days past due
Residential real estate	3,820	13,546
Commercial loans and leases	20	426
Consumer	337	182
Total 90 days past due loans and leases	4,177	14,154

Restructured loans and leases	8,299	10,571
Total non-performing loans and leases	76,494	88,052
Other real estate owned, net	6,951	9,493
Other assets owned	-	200
Total non-performing assets	$83,445	$97,745

Non-performing loans to total loans and leases	3.58%	4.08%
Non-performing assets to total assets	2.31%	2.78%
Allowance for loan and leases to
non-performing loans and leases	72.22%	70.57%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2011	(5.49)%	(2.65)%	(1.06)%	(0.67)%	N/A	N/A	N/A	N/A
December 31, 2010	(3.64)%	(1.28)%	(0.15)%	(0.06)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased moderately from December 31, 2010 at all interest rate shock levels.  All measures remained well within prescribed policy limits.

The risk position increased in the rising rate scenarios due to a shortening of durations in deposits and borrowings and a modest lengthening of durations in the investment and loan portfolios, resulting in a decreased asset sensitive gap position. As rates were shocked up, interest expense did not increase appreciably due to the growth in noninterest-bearing demand deposit, regular savings and NOW accounts whose rates are administered by management and thus less subject to interest rate movements. This effect was offset by the longer asset durations which can limit the potential increase to net interest income in a rising rate environment.  Further, it is assumed that the lower market rates at quarter-end will cause fewer FHLB convertible advances to be called in the lower up shock scenarios, thus limiting any further increase in interest expense in the lower shock bands.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2011	(15.32)%	(11.93)%	(6.96)%	(2.68)%	N/A	N/A	N/A	N/A
December 31, 2010	(12.49)%	(9.78)%	(5.69)%	(2.68)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased compared to year-end 2010 in all rising interest rate shock levels. The economic value of equity exposure at +200 bp is now -6.96% compared to -5.69% at year-end 2010, and is well within the policy limit of 20.0%, as are measures at all other shock levels.

During the first six months of 2011, the Company’s core deposit premium has decreased due primarily to lower market rates which were partially offset by increased balances in noninterest-bearing demand deposit, regular savings and NOW accounts. The EVE at risk increased in the rising shock bands due primarily to longer durations in the loan and investment portfolios.  In addition, the Company’s equity position increased over 2010 due to its positive earnings.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2011.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 72% of total interest-earning assets at June 30, 2011. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of June 30, 2011, show short-term investments exceeding short-term borrowings by $38.6 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $563.6 million was available for borrowing based on pledged collateral, with $405.6 million borrowed against it as of June 30, 2011. The line of credit at the Federal Reserve totaled $293.4 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2011.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55.0 million at June 30, 2011, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of June 30, 2011. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2011.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2011, the Bank could have declared a dividend of $24.9 million to Bancorp. At June 30, 2011, Bancorp had liquid assets of $7.9 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.  Commitments to extend credit in the form of consumer, commercial real estate and business at June 30, 2011 were as follows:
	June 30,	December 31,
(In thousands)	2011	2010
Commercial	$74,072	$72,324
Real estate-development and construction	68,464	53,511
Real estate-residential mortgage	27,751	25,054
Lines of credit, principally home equity and business lines	622,845	586,816
Standby letters of credit	64,585	68,057
Total Commitments to extend credit and available credit lines	$857,717	$805,762

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended June 30, 2011 and did not have any outstanding repurchase authorizations.

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
Exhibit 101
The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Cash Flows; (iv) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) related notes.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: August 8, 2011

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 8, 2011