Form 10-Q
period 2011-09-30
SANDY SPRING BANCORP INC
filed 2011-11-08
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of outstanding shares of common stock outstanding as of November 2, 2011.

Common stock, $1.00 par value – 24,083,640 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Condition - Unaudited at
	September 30, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
	Ended September 30, 2011 and 2010	3

	Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
	Months Ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
	Nine Months Ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49

ITEM 4.	CONTROLS AND PROCEDURES	50

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	51

ITEM 1A.	RISK FACTORS	51

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	51

ITEM 4.	[RESERVED]	51

ITEM 5.	OTHER INFORMATION	51

ITEM 6.	EXHIBITS	51

SIGNATURES		52

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

PART I
Item 1.  FINANCIAL STATEMENTS

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and due from banks	$43,132	$44,696
Federal funds sold	1,146	1,813
Interest-bearing deposits with banks	26,535	16,608
Cash and cash equivalents	70,813	63,117
Residential mortgage loans held for sale (at fair value)	23,096	22,717
Investments available-for-sale (at fair value)	952,074	907,283
Investments held-to-maturity — fair value of $193,432 and $104,124 at September 30, 2011 and December 31, 2010, respectively	189,520	101,590
Other equity securities	32,586	34,070
Total loans and leases	2,145,403	2,156,232
Less: allowance for loan and lease losses	(49,720)	(62,135)
Net loans and leases	2,095,683	2,094,097
Premises and equipment, net	48,750	49,004
Other real estate owned	7,938	9,493
Accrued interest receivable	12,382	12,570
Goodwill	76,816	76,816
Other intangible assets, net	5,195	6,578
Other assets	111,190	142,053
Total assets	$3,626,043	$3,519,388

Liabilities
Noninterest-bearing deposits	$643,169	$566,812
Interest-bearing deposits	1,997,155	1,983,060
Total deposits	2,640,324	2,549,872
Securities sold under retail repurchase agreements and federal funds purchased	79,529	96,243
Advances from FHLB	405,496	405,758
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,903	24,946
Total liabilities	3,185,252	3,111,819

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,079,204 and 24,046,627 at September 30, 2011 and December 31, 2010, respectively	24,079	24,047
Warrants	-	3,699
Additional paid in capital	177,451	177,344
Retained earnings	226,114	205,099
Accumulated other comprehensive income (loss)	13,147	(2,620)
Total stockholders' equity	440,791	407,569
Total liabilities and stockholders' equity	$3,626,043	$3,519,388

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$26,791	$29,084	$80,597	$87,742
Interest on loans held for sale	142	148	388	321
Interest on deposits with banks	23	61	62	158
Interest and dividends on investment securities:
Taxable	5,693	6,336	16,782	18,640
Exempt from federal income taxes	2,355	1,737	6,932	5,372
Interest on federal funds sold	-	1	1	2
Total interest income	35,004	37,367	104,762	112,235
Interest Expense:
Interest on deposits	2,773	3,883	8,673	13,741
Interest on retail repurchase agreements and federal funds purchased	49	61	155	198
Interest on advances from FHLB	3,628	3,676	10,769	10,949
Interest on subordinated debt	224	248	671	693
Total interest expense	6,674	7,868	20,268	25,581
Net interest income	28,330	29,499	84,494	86,654
Provision (credit) for loan and lease losses	(3,520)	2,453	(854)	23,585
Net interest income after provision (credit) for loan and lease losses	31,850	27,046	85,348	63,069
Non-interest Income:
Investment securities gains	231	25	283	323
Total other-than-temporary impairment ("OTTI") losses	(76)	(334)	(178)	(1,168)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	(46)	18	699
Net OTTI recognized in earnings	(76)	(380)	(160)	(469)
Service charges on deposit accounts	2,444	2,567	7,133	7,984
Mortgage banking activities	1,141	1,516	2,404	2,750
Fees on sales of investment products	905	782	2,768	2,464
Trust and investment management fees	3,032	2,505	8,837	7,488
Insurance agency commissions	1,044	978	3,177	3,895
Income from bank owned life insurance	662	709	1,962	2,105
Visa check fees	927	843	2,710	2,438
Other income	1,026	994	3,016	3,082
Total non-interest income	11,336	10,539	32,130	32,060
Non-interest Expenses:
Salaries and employee benefits	14,892	13,841	44,192	41,393
Occupancy expense of premises	2,784	2,826	8,717	8,625
Equipment expenses	1,143	1,137	3,413	3,655
Marketing	468	589	1,662	1,678
Outside data services	1,073	966	3,067	3,007
FDIC insurance	709	1,056	2,489	3,383
Amortization of intangible assets	461	495	1,384	1,487
Other expenses	4,318	4,230	12,824	11,483
Total non-interest expenses	25,848	25,140	77,748	74,711
Income before income taxes	17,338	12,445	39,730	20,418
Income tax expense	6,081	3,961	12,886	5,174
Net income	$11,257	$8,484	$26,844	$15,244
Preferred stock dividends and discount accretion	-	2,074	-	4,477
Net income available to common stockholders	$11,257	$6,410	$26,844	$10,767

Net Income Per Share Amounts:
Basic net income per share	$0.47	$0.35	$1.11	$0.70
Basic net income per common share	0.47	0.27	1.11	0.49
Diluted net income per share	$0.47	$0.35	$1.11	$0.70
Diluted net income per common share	0.47	0.27	1.11	0.49
Dividends declared per common share	$0.08	$0.01	$0.24	$0.03

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Operating activities:
Net income	$26,844	$15,244
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	5,566	5,816
Net OTTI recognized in earnings	160	469
Provision (credit) for loan and lease losses	(854)	23,585
Share based compensation expense	942	791
Deferred income tax expense (benefit)	5,369	(1,911)
Origination of loans held for sale	(155,965)	(161,814)
Proceeds from sales of loans held for sale	157,774	157,182
Gains on sales of loans held for sale	(2,188)	(2,104)
Loss on sales of other real estate owned	1,453	-
Investment securities gains	(283)	(323)
Loss (gains) on sales of premises and equipment	18	(92)
Net decrease in accrued interest receivable	188	570
Net decrease in other assets	10,080	3,162
Net increase in accrued expenses and other liabilities	3,864	3,114
Other – net	5,656	4,495
Net cash provided by operating activities	58,624	48,184
Investing activities:
Purchases of investments held-to-maturity	(121,767)	-
Purchases of investments available-for-sale	(300,627)	(600,295)
Proceeds from redemption of FHLB stock	1,485	121
Proceeds from maturities, calls and principal payments of investments held-to-maturity	34,042	26,282
Proceeds from maturities, calls and principal payments of investments available-for-sale	277,035	512,503
Net (increase) decrease in loans and leases	(6,492)	83,641
Proceeds from the sales of other real estate owned	5,338	5,294
Expenditures for premises and equipment	(3,087)	(1,757)
Net cash provided by (used in) investing activities	(114,073)	25,789
Financing activities:
Net increase (decrease) in deposits	90,452	(111,346)
Net (decrease) increase in retail repurchase agreements and federal funds purchased	(16,714)	8,822
Repayment of advances from FHLB	(262)	(2,321)
Redemption of stock warrant	(4,449)	-
Redemption of preferred stock	-	(41,547)
Repurchase of common stock	(334)	-
Proceeds from issuance of common stock	205	95,961
Tax benefits associated with shared based compensation	76	15
Dividends paid	(5,829)	(3,628)
Net cash provided by financing activities	63,145	(54,044)
Net increase in cash and cash equivalents	7,696	19,929
Cash and cash equivalents at beginning of period	63,117	59,796
Cash and cash equivalents at end of period	$70,813	$79,725

Supplemental Disclosures:
Interest payments	$20,288	$25,931
Income tax payments	6,140	181
Transfers from loans to other real estate owned	5,761	8,300

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2010	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Comprehensive Income:
Net income	-	-	-	-	26,844	-	26,844
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	15,232	15,232
Change in funded status of defined benefit pension	-	-	-	-	-	535	535
Total Comprehensive Income							42,611
Common stock dividends - $0.24 per share	-	-	-	-	(5,829)	-	(5,829)
Stock compensation expense	-	-	-	942	-	-	942
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	-	2	-	19	-	-	21
Employee stock purchase plan - 24,121 shares	-	24	-	352	-	-	376
Director stock purchase plan - 1,833 shares	-	2		30	-	-	32
Restricted stock - 28,450 shares	-	28	-	(176)	-	-	(148)
Purchase of treasury shares - 23,592 shares	-	(24)	-	(310)	-	-	(334)
Balances at September 30, 2011	$-	$24,079	$-	$177,451	$226,114	$13,147	$440,791

Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Comprehensive Income:
Net income	-	-	-	-	15,244	-	15,244
Other comprehensive income, net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	-	-	-	-	-	10,527	10,527
Change in funded status of defined benefit pension	-	-	-	-	-	509	509
Total Comprehensive Income							26,280
Redemption of preferred stock - 41,547 shares	(41,547)	-	-	-	-	-	(41,547)
Common stock dividends - $0.03 per share	-	-	-	-	(652)	-	(652)
Preferred stock dividends - $37.50 per share	-	-	-	-	(2,717)	-	(2,717)
Stock compensation expense	-	-	-	791	-	-	791
Discount accretion	1,760	-	-	-	(1,760)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 2,216 shares	-	2	-	30	-	-	32
Employee stock purchase plan - 25,519 shares	-	26	-	276	-	-	302
Restricted stock - 12,247 shares	-	12	-	(79)	-	-	(67)
Director stock purchase plan - 3,709 shares	-	4		68	-	-	72
DRIP plan - 205 shares	-	-	-	3	-	-	3
Balances at September 30, 2010	$40,308	$24,007	$3,699	$176,582	$198,737	$8,384	$451,717

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Arlington, Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through the agencies of Sandy Spring Insurance Corporation.

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Adopted Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  For disclosures about activity during a reporting period, those disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The purpose of the guidance is to enhance disclosures required on financing receivables and the allowance for credit losses.  The disclosures provide enhanced information on the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  This information is required to be presented on a disaggregated basis and includes the aging of the receivables, the nature and extent of any troubled debt restructurings and the effect on the allowance for credit losses.  This guidance also requires disclosures of any significant purchases or sales of receivables.  The application of this guidance did not have any material impact on the financial position, results of operations or cash flows of the Company, but increased the Company’s disclosures related to the credit quality of financing receivables and the allowance for loan and lease losses.

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

The FASB issued guidance in September 2011 that provides for the optional application of a qualitative assessment to the goodwill impairment test.  The guidance provides entities with the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under current guidance.  Under this guidance, if an entity chooses to perform a qualitative assessment and determine that it is more likely that not that the fair value of a reporting unit is less that its carrying amount, it would have to perform a Step 1 goodwill impairment test and, if necessary, proceed to the Step 2 process.  If the fair value exceeds the carrying amount of goodwill, no further evaluation would be necessary.  The decision to conduct a qualitative assessment must be made at the reporting unit level.  Entities with multiple reporting units may utilize a mix of qualitative and quantitative tests for it’s various reporting units.  The guidance is effective for interim and annual goodwill impairment testing performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company has opted to adopt this guidance early in the fourth quarter of 2011.  This guidance will not have any impact on the financial position, results of operations or cash flows of the Company.

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

In May 2011, the FASB issued guidance on fair value that applies to all entities that measure assets, liabilities or instruments classified in stockholders’ equity at fair value or provide fair value disclosures for items not recorded at fair value.  The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risk and the concept of valuation premise and highest and best use, extends the prohibition of blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  Differences in fair value measurement resulting from the application of the guidance will be recognized in income in the period of adoption as a change in estimate.  Disclosure requirements will be recognized prospectively.  Changes in valuation techniques and related inputs as a result of the application of the guidance in addition to an estimate of the total effect of the changes, if practicable, will be disclosed in the period of adoption.   The application of this guidance is not expected to have a significant impact on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued a standard that requires comprehensive income to be reported in either a single statement or two consecutive statements reporting net income and other comprehensive income.  The guidance does not alter the items that are reported in other comprehensive income or require reclassification of items from other comprehensive income to net income. This guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This guidance will not have any impact on the financial position, results of operations or cash flows of the Company as it will only affect the presentation of the information in the financial statements.

NOTE 2 – INVESTMENTS
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$206,409	$3,168	$(12)	$209,565	$305,643	$3,949	$(2,887)	$306,705
State and municipal	158,196	8,450	(7)	166,639	111,583	182	(4,228)	107,537
Mortgage-backed	549,836	20,282	(36)	570,082	476,914	10,998	(951)	486,961
Trust preferred	5,936	325	(573)	5,688	6,783	190	(993)	5,980
Total debt securities	920,377	32,225	(628)	951,974	900,923	15,319	(9,059)	907,183
Marketable equity securities	100	-	-	100	100	-	-	100
Total investments available-for-sale	$920,477	$32,225	$(628)	$952,074	$901,023	$15,319	$(9,059)	$907,283

At September 30, 2011, unrealized losses associated with U.S. Government Agencies and state and municipal securities have been caused by changes in interest rates and are not considered credit related as the contractual cash flows of these investments are either explicitly or implicitly backed by the full faith and credit of the U.S. government.  The mortgage-backed portfolio at September 30, 2011 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($228.3 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($341.8 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.  Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

At September 30, 2011, the trust preferred portfolio consisted of two securities totaling $3.0 million, each backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $2.9 million, with a fair value of $2.4 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

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
•
A discount rate of 12.62% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related other-than-temporary impairment  (“OTTI”) of $76 thousand, which was recognized in earnings for the quarter ended September 30, 2011.  For the nine months ended September 30, 2011, credit-related OTTI incurred on this security amounted to $160 thousand.  Cumulative credit-related OTTI of $422 thousand has been recognized in earnings through September 30, 2011.  The non-credit related OTTI recognized in other comprehensive income (“OCI”) at September 30, 2011 was $0.6 million.  The security is not expected to be sold and the Company has the ability to hold the security until maturity.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	$262
Additions for credit losses not previously recognized	160
Cumulative credit losses on investment securities, through September 30, 2011	$422

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

At September 30, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$14,990	$12	$-	$12
State and municipal	1	395	7	-	7
Mortgage-backed	5	20,623	35	1	36
Trust preferred	1	2,365	-	573	573
Total	9	$38,373	$54	$574	$628

At December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$115,829	$2,887	$-	$2,887
State and municipal	72	91,693	4,228	-	4,228
Mortgage-backed	11	139,899	949	2	951
Trust preferred	1	2,798	-	993	993
Total	97	$350,219	$8,064	$995	$9,059

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
	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$65,346	$65,961	$31,537	$31,747
Due after one year through five years	76,513	78,689	167,190	170,292
Due after five years through ten years	345,192	354,617	258,107	255,700
Due after ten years	433,326	452,707	444,089	449,444
Total debt securities available for sale	$920,377	$951,974	$900,923	$907,183

At September 30, 2011 and December 31, 2010, investments available-for-sale with a book value of $256.7 million and $244.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2011 and December 31, 2010.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:
	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$74,998	$143	$(188)	$74,953	$-	$-	$-	$-
State and municipal	114,094	3,966	(61)	117,999	101,091	2,530	(44)	103,577
Mortgage-backed	428	52	-	480	499	48	-	547
Total investments held-to-maturity	$189,520	$4,161	$(249)	$193,432	$101,590	$2,578	$(44)	$104,124

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

At September 30, 2011			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	4	$44,812	$188	$-	$188
State and municipal	7	12,843	61	-	61
Total	11	$57,655	$249	$-	$249

At December 31, 2010			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,769	$33	$11	$44
Total	4	$1,769	$33	$11	$44

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

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$24,047	$24,516	$26,238	$26,750
Due after one year through five years	9,511	9,875	15,871	16,616
Due after five years through ten years	114,872	116,371	24,426	25,118
Due after ten years	41,090	42,670	35,055	35,640
Total debt securities held-to-maturity	$189,520	$193,432	$101,590	$104,124

At September 30, 2011 and December 31, 2010, investments held-to-maturity with a book value of $61.4 million and $85.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2011 and December 31, 2010.

Other Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2011	December 31, 2010
Federal Reserve Bank stock	$7,530	$7,530
Federal Home Loan Bank of Atlanta stock	24,981	26,465
Atlantic Central Bank stock	75	75
Total equity securities	$32,586	$34,070

NOTE 3 – LOANS AND LEASES
The loan portfolio segment balances are presented in the following table at the dates indicated, net of unearned income and deferred fees of $2.0 million and $2.1 million, at September 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011	December 31, 2010
Residential real estate:
Residential mortgage	$440,606	$436,534
Residential construction	90,727	91,273
Commercial real estate:
Commercial owner occupied real estate	519,837	503,286
Commercial investor real estate	357,358	327,782
Commercial acquisition, development and construction	141,576	151,061
Commercial Business	226,528	250,255
Leases	8,484	15,551
Consumer	360,287	380,490
Total loans and leases	$2,145,403	$2,156,232

NOTE 4 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses
Summary information on the allowance for loan and lease loss activity at the dates indicated ended is provided in the following table:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Balance at beginning of year	$62,135	$64,559
Provision (credit) for loan and lease losses	(854)	23,585
Loan and lease charge-offs	(12,612)	(23,969)
Loan and lease recoveries	1,051	3,107
Net charge-offs	(11,561)	(20,862)
Balance at period end	$49,720	$67,282

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(3,328)	(8,947)	493	(647)	1,042	3,229	4,967	2,337	(854)
Charge-offs	(2,146)	(840)	(534)	(158)	(885)	(2,320)	(4,292)	(1,437)	(12,612)
Recoveries	190	573	4	-	12	141	127	4	1,051
Net charge-offs	(1,956)	(267)	(530)	(158)	(873)	(2,179)	(4,165)	(1,433)	(11,561)
Balance at period end	$7,586	$9,027	$4,756	$7,372	$836	$5,281	$11,198	$3,664	$49,720

Total loans and leases	$226,528	$141,576	$357,358	$519,837	$8,484	$360,287	$440,606	$90,727	$2,145,403
Allowance for loans and leases to total loans and leases ratio	3.35%	6.38%	1.33%	1.42%	9.85%	1.47%	2.54%	4.04%	2.32%

Balance of loans specifically evaluated for impairment	$9,949	$24,481	$16,118	$12,556	na.	$35	$4,000	$2,596	$69,735
Allowance for loans specifically evaluated for impairment	$1,234	$836	$137	$1,175	na.	na.	$597	$1,053	$5,032
Specific allowance to specific loans ratio	12.40%	3.41%	0.85%	9.36%	na.	na.	14.93%	40.56%	7.22%

Balance of loans collectively evaluated	$216,579	$117,095	$341,240	$507,281	$8,484	$360,252	$436,606	$88,131	$2,075,668
Allowance for loans collectively evaluated	$6,352	$8,191	$4,619	$6,197	$836	$5,281	$10,601	$2,611	$44,688
Collective allowance to collective loans ratio	2.93%	7.00%	1.35%	1.22%	9.85%	1.47%	2.43%	2.96%	2.15%

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

At September 30, 2011		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	1,644	2,790	464	2,610	1,178	8,686
Restructured accruing	1,375	-	-	709	3,433	5,517
Restructured non-accruing	482	6,608	785	3,311	392	11,578
Balance	$3,501	$9,398	$1,249	$6,630	$5,003	$25,781

Allowance	$1,234	$836	$137	$1,175	$1,650	$5,032

Impaired loans without a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	3,654	10,035	14,192	5,039	-	32,920
Restructured accruing	536	-	-	-	35	571
Restructured non-accruing	2,258	5,048	677	887	1,593	10,463
Balance	$6,448	$15,083	$14,869	$5,926	$1,628	$43,954

Total impaired loans
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	5,298	12,825	14,656	7,649	1,178	41,606
Restructured accruing	1,911	-	-	709	3,468	6,088
Restructured non-accruing	2,740	11,656	1,462	4,198	1,985	22,041
Balance	$9,949	$24,481	$16,118	$12,556	$6,631	$69,735

Unpaid principal balance in total impaired loans	$12,312	$43,804	$16,372	$13,266	$-	$85,754

At December 31, 2010		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,755	4,792	1,175	3,060	-	13,782
Restructured accruing	-	-	-	-	-	-
Restructured non-accruing	627	2,664	-	1,873	-	5,164
Balance	$5,382	$7,456	$1,175	$4,933	$-	$18,946

Allowance	$2,507	$289	$274	$775	$-	$3,845

Impaired loans without a specific allowance
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	916	12,076	578	6,119	-	19,689
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	1,640	10,885	-	729	771	14,025
Balance	$2,765	$33,889	$4,456	$7,558	$2,000	$50,668

Total impaired loans
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	5,671	16,868	1,753	9,179	-	33,471
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	2,267	13,549	-	2,602	771	19,189
Balance	$8,147	$41,345	$5,631	$12,491	$2,000	$69,614

Unpaid principal balance in total impaired loans	$10,929	$63,811	$5,631	$12,171	$-	$92,542

The Company had commitments to lend $2.5 million in additional funds on loans that have been restructured at September 30, 2011.  At December 31, 2010, the Company had commitments to lend $4.5 million in additional funds on loans that have been restructured.

The following table provides information regarding impaired loans for the period indicated:

For the Nine Months Ended September 30, 2011		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,564	$32,666	$8,576	$13,211	$4,871	$68,887
Contractual interest income due on impaired loans during the period	$479	$1,496	$445	$682	$690
Interest income on impaired loans recognized on a cash basis	$186	$397	$26	$374	$133
Interest income on impaired loans recognized on an accrual basis	$87	$-	$-	$34	$129

The following table provides summary information regarding impaired loans for the periods or at the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Impaired loans with a valuation allowance	$25,781	$18,946
Impaired loans without a valuation allowance	43,954	50,668
Total impaired loans	$69,735	$69,614

Allowance for loan and lease losses related to impaired loans	$5,032	$3,845
Allowance for loan and lease losses related to loans collectively evaluated	44,688	58,290
Total allowance for loan and lease losses	$49,720	$62,135

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Average impaired loans for the period	$68,887	$75,556
Contractual interest income due on impaired loans during the period	$3,792	$6,651
Interest income on impaired loans recognized on a cash basis	$1,116	$-
Interest income on impaired loans recognized on an accrual basis	$250	$524
Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

At September 30, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$8,038	$24,481	$16,118	$11,847	$956	$1,478	$6,081	$5,034	$74,033
Loans and leases 90 days past due	-	-	-	-	63	373	2,291	-	2,727
Restructured loans and leases (accruing)	1,911	-	-	709	-	35	2,788	645	6,088
Total non-performing loans and leases	9,949	24,481	16,118	12,556	1,019	1,886	11,160	5,679	82,848
Other real estate owned	-	400	462	-	-	-	5,458	1,618	7,938
Total non-performing assets	$9,949	$24,881	$16,580	$12,556	$1,019	$1,886	$16,618	$7,297	$90,786

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,938	$30,417	$1,753	$11,781	$1,887	$300	$3,946	$5,305	$63,327
Loans and leases 90 days past due	19	-	-	-	407	182	9,871	3,675	14,154
Restructured loans and leases (accruing)	209	4,545	3,878	710	-	37	1,192	-	10,571
Total non-performing loans and leases	8,166	34,962	5,631	12,491	2,294	519	15,009	8,980	88,052
Other real estate owned	-	1,172	-	-	-	-	6,799	1,522	9,493
Other assets owned	-	-	-	-	-	200	-	-	200
Total non-performing assets	$8,166	$36,134	$5,631	$12,491	$2,294	$719	$21,808	$10,502	$97,745

At September 30, 2011		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,132	$-	$568	$2,608	$224	$790	$4,090	$1,219	$10,631
61-90 days	254	-	6,513	-	47	184	655	-	7,653
> 90 days	-	-	-	-	63	373	2,291	-	2,727
Total past due	1,386	-	7,081	2,608	334	1,347	7,036	1,219	21,011
Non-accrual loans and leases	8,038	24,481	16,118	11,847	956	1,478	6,081	5,034	74,033
Current loans	217,104	117,095	334,159	505,382	7,194	357,462	427,489	84,474	2,050,359
Total loans and leases	$226,528	$141,576	$357,358	$519,837	$8,484	$360,287	$440,606	$90,727	$2,145,403

At December 31, 2010		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,294	$-	$347	$156	$298	$1,685	$4,720	$-	$9,500
61-90 days	20	-	-	108	21	385	1,593	-	2,127
> 90 days	19	-	-	-	407	182	9,871	3,675	14,154
Total past due	2,333	-	347	264	726	2,252	16,184	3,675	25,781
Non-accrual loans and leases	7,938	30,417	1,753	11,781	1,887	300	3,946	5,305	63,327
Current loans	239,984	120,644	325,682	491,241	12,938	377,938	416,404	82,293	2,067,124
Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232

The Company evaluates its commercial credits under an internal loan risk rating system as a means of identifying problem or potential problem loans.  The following table provides information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

At September 30, 2011		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$189,812	$112,650	$312,623	$463,242	$1,078,327
Special Mention	7,456	1,366	17,529	27,136	53,487
Substandard	27,499	27,560	27,206	29,459	111,724
Doubtful	1,761	-	-	-	1,761
Total	$226,528	$141,576	$357,358	$519,837	$1,245,299

At December 31, 2010		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Loan Classification:
Risk Free to Marginally Acceptable	$205,111	$107,374	$294,134	$425,433	$1,032,052
Special Mention	11,324	2,342	23,742	44,035	81,443
Substandard	30,330	39,546	9,906	33,497	113,279
Doubtful	3,490	1,799	-	321	5,610
Total	$250,255	$151,061	$327,782	$503,286	$1,232,384

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to those pools is based on their delinquency status.  The following table provides information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

At September 30, 2011			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$7,465	$358,401	$429,446	$85,048	$880,360
Non-performing:					-
90 days past due	63	373	2,291	-	2,727
Non-accruing	956	1,478	6,081	5,034	13,549
Restructured loans and leases (accruing)	-	35	2,788	645	3,468
Total	$8,484	$360,287	$440,606	$90,727	$900,104

At December 31, 2010			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Loan Classification:
Performing	$13,257	$379,971	$421,525	$82,293	$897,046
Non-performing:
90 days past due	407	182	9,871	3,675	14,135
Non-accruing	1,887	300	3,946	5,305	11,438
Restructured loans and leases (accruing)	-	37	1,192	-	1,229
Total	$15,551	$380,490	$436,534	$91,273	$923,848

During the first nine months ended September 30, 2011, the Company restructured $6.9 million in loans.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the recorded investment in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured in the first nine months of 2011 have specific reserves of $1.6 million at September 30, 2011.  The following table provides information on restructured loans for specific segments of the loan portfolio at the date indicated:

	For the Nine Months Ended September 30, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans
Troubled debt restructurings
Restructured accruing	$1,730	$-	$-	$-	$2,751
Restructured non-accruing	-	-	676	1,320	382
Balance	$1,730	$-	$676	$1,320	$3,133

Specific allowance	$292	$-	$-	$537	$818

Restructured and subsequently defaulted	$-	$-	$-	$-	$460

Other Real Estate Owned
OREO is comprised of properties acquired by the Bank in partial or total satisfaction of problem loans. The properties are initially recorded at fair value on date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent write-downs that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements increase the overall value of the property.  Amounts may not be capitalized in excess of the net realizable value of the property.  Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.  Other real estate owned totaled $7.9 million and $9.5 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented in the following table:

	At September 30, 2011			Weighted	At December 31, 2010			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortized intangible assets:
Core deposit intangibles	$9,716	$(6,228)	$3,488	2.6 years	$9,716	$(5,188)	$4,528	3.3 years
Other identifiable intangibles	8,301	(6,594)	1,707	3.7 years	8,301	(6,251)	2,050	4.5 years
Total amortized intangible assets	$18,017	$(12,822)	$5,195		$18,017	$(11,439)	$6,578

Goodwill	$76,816		$76,816		$76,816		$76,816

The following table presents the estimated future amortization expense for amortizing intangibles within the years ending December 31:

(In thousands)	Amount
2012	$1,845
2013	1,778
2014	752
2015	303
Thereafter	55
Total amortizing intangibles	$4,733

NOTE 6 – DEPOSITS
The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Noninterest-bearing deposits	$643,169	$566,812
Interest-bearing deposits:
Demand	344,277	317,905
Money market savings	865,986	861,420
Regular savings	183,969	172,771
Time deposits of less than $100,000	326,497	351,071
Time deposits of $100,000 or more	276,426	279,893
Total interest-bearing deposits	1,997,155	1,983,060
Total deposits	$2,640,324	$2,549,872

NOTE 7 – STOCKHOLDERS’ EQUITY
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

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The Company repurchased 23,592 shares of common stock at an average price of $14.16 per share during the quarter ended September 30, 2011.

NOTE 8 – SHARE BASED COMPENSATION
At September 30, 2011, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,043,561 are available for issuance at September 30, 2011, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:
	Nine Months Ended
	September 30,
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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, related to the awards of stock options and restricted stock grants.  The Company recognized compensation expense related to the awards of stock options and restricted stock grants of $0.9 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Stock options exercised in the nine months ended September 30, 2011 and 2010, respectively, had immaterial intrinsic values.  The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of September 30, 2011.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $2.9 million as of September 30, 2011.  That cost is expected to be recognized over a weighted period of approximately 3.5 years.  The fair value of the shares vested during the nine months ended September 30, 2011 and 2010, was $0.3 million and $0.2 million, respectively.

In the first quarter of 2011, 37,105 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 85,389 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.  There were no additional stock options or shares of restricted stock granted in the second or third quarter of 2011.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
(In thousands, except per share data):	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2011	722,367	$32.47		$310
Granted	37,105	$18.69		-
Exercised	(1,765)	$12.01		(11)
Forfeited or expired	(90,030)	$35.08		(5)
Balance at September 30, 2011	667,677	$31.40	2.7	296

Exercisable at September 30, 2011	587,493	$33.51	2.3	$181

Weighted average fair value of options granted during the year		$7.76

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2011	106,185	$4.78
Granted	37,105	$7.76
Vested	(59,455)	$4.51
Forfeited or expired	(3,651)	$4.82
Non-vested options at September 30, 2011	80,184	$6.35

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2011	183,751	$15.31
Granted	85,589	$18.69
Vested	(43,335)	$14.92
Forfeited or expired	(14,921)	$15.74
Restricted stock at September 30, 2011	211,084	$16.73

NOTE 9 – PENSION, PROFIT SHARING, AND OTHER EMPLOYEE BENEFIT PLANS
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

The net periodic benefit cost for the periods indicated includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Interest cost on projected benefit obligation	$383	$401	$1,151	$1,083
Expected return on plan assets	(267)	(326)	(801)	(876)
Recognized net actuarial loss	297	317	890	846
Net periodic benefit cost	$413	$392	$1,240	$1,053

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

NOTE 10 – NET INCOME PER COMMON SHARE
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and amounts in thousands, except per share data)	2011	2010	2011	2010
Net income	$11,257	$8,484	$26,844	$15,244
Less: Dividends - preferred stock	-	2,074	-	4,477
Net income (loss) available to common stockholders	$11,257	$6,410	$26,844	$10,767

Basic:
Basic weighted average EPS shares	24,099	24,004	24,081	21,772

Basic net income per share	$0.47	$0.35	$1.11	$0.70
Basic net income per common share	0.47	0.27	1.11	0.49

Diluted:
Basic weighted average EPS shares	24,099	24,004	24,081	21,772
Dilutive common stock equivalents	43	98	47	40
Dilutive EPS shares	24,142	24,102	24,128	21,812

Diluted net income per share	$0.47	$0.35	$1.11	$0.70
Diluted net income per common share	0.47	0.27	1.11	0.49

Anti-dilutive shares	697	655	716	790

NOTE 11 – OTHER COMPREHENSIVE INCOME
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

	Nine Months Ended September 30,
(In thousands)	2011	2010
Net income	$26,844	$15,244
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	25,054	17,187
Related income tax expense	(9,992)	(6,854)
Net investment gains reclassified into earnings	283	323
Related income tax expense	(113)	(129)
Net effect on other comprehensive income for the period	15,232	10,527

Defined benefit pension plan:
Recognition of unrealized gain	890	846
Related income tax expense	(355)	(337)
Net effect on other comprehensive income for the period	535	509
Total other comprehensive income	15,767	11,036
Comprehensive income	$42,611	$26,280

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2010	$3,764	$(6,384)	$(2,620)
Period change, net of tax	15,232	535	$15,767
Balance at September 30, 2011	$18,996	$(5,849)	$13,147

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2009	$3,845	$(6,497)	$(2,652)
Period change, net of tax	10,527	509	$11,036
Balance at September 30, 2010	$14,372	$(5,988)	$8,384

NOTE 12 – DERIVATIVE INSTRUMENTS
The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The notional value of commercial loan swaps outstanding was $56 million with a fair value of $1.6 million as of September 30, 2011 compared to $49 million with a fair value of $1.1 million as of December 31, 2010.  Since each position is netted these amounts represent both a gross asset and a gross liability on the condensed consolidated statements of condition. The offsetting nature of the swaps results in a neutral effect on the Company’s operations.

NOTE 13 – FAIR VALUE

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

	At September 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$23,096	$-	$23,096
Investments available-for-sale:
U.S. government agencies	-	209,565	-	209,565
State and municipal	-	166,639	-	166,639
Mortgage-backed	-	570,082	-	570,082
Trust preferred	3,323	-	2,365	5,688
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,649	-	1,649

Liabilities
Interest rate swap agreements	$-	$(1,649)	$-	$(1,649)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$22,717	$-	$22,717
Investments available-for-sale:
U.S. government agencies	-	306,705	-	306,705
State and municipal	-	107,537	-	107,537
Mortgage-backed	-	486,961	-	486,961
Trust preferred	3,182	-	2,798	5,980
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,113	-	1,113

Liabilities
Interest rate swap agreements	$-	$(1,113)	$-	$(1,113)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2010	$2,798
Total OTTI included in earnings	(160)
Principal redemption	(695)
Total unrealized losses included in other comprehensive income (loss)	422
Balance at September 30, 2011	$2,365

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$64,703	$64,703	$(1,424)
Other real estate owned	-	-	7,938	7,938	(1,803)
Total	$-	$-	$72,641	$72,641	$(3,227)

	At December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$65,769	$65,769	$(10,302)
Other real estate owned	-	-	9,493	9,493	(203)
Total	$-	$-	$75,262	$75,262	$(10,505)

Impaired loans totaling $69.7 million were written down to fair value of $64.7 million at September 30, 2011 as a result of specific loan loss reserves of $5.0 million associated with the impaired loans.  At December 31, 2010, impaired loans totaling $69.6 million were written down to fair value of $65.8 million as a result of  specific loan loss reserves of $3.8 million associated with the impaired loans which was included in the allowance for loan losses.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table at the dates indicated:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$93,909	$93,909	$85,834	$85,834
Investments available-for-sale	952,074	952,074	907,283	907,283
Investments held-to-maturity and other equity securities	222,106	226,018	135,660	138,194
Loans, net of allowance	2,095,683	1,976,860	2,094,097	1,983,242
Accrued interest receivable and other assets (2)	92,806	92,806	92,145	92,145

Financial Liabilities
Deposits	$2,640,324	$2,645,484	$2,549,872	$2,554,327
Securities sold under retail repurchase agreements and federal funds purchased	79,529	79,529	96,243	96,243
Advances from FHLB	405,496	453,485	405,758	447,563
Subordinated debentures	35,000	9,204	35,000	8,091
Accrued interest payable and other liabilities (2)	2,664	2,664	3,765	3,765
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

NOTE 14 - SEGMENT REPORTING
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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Amortization of intangibles related to acquired entities amounted to non-cash charges of $0.3 million for the three months ended September 30, 2011 and 2010, respectively.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates the Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities were not significant for the three ended September 30, 2011 and 2010, respectively.  Amortization of intangibles amounted to $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $748 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities with respect to the results for the three months ended September 30, 2011 and 2010, respectively, were not significant.  Amortization of intangibles amounted to $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,008	$1	$2	$(7)	$35,004
Interest expense	6,681	-	-	(7)	6,674
Provision (credit) for loan and lease losses	(3,520)	-	-	-	(3,520)
Noninterest income	9,084	1,136	1,319	(203)	11,336
Noninterest expenses	24,198	1,054	799	(203)	25,848
Income before income taxes	16,733	83	522	-	17,338
Income tax expense	5,843	35	203	-	6,081
Net income	$10,890	$48	$319	$-	$11,257

Assets	$3,655,556	$12,715	$15,008	$(57,236)	$3,626,043

	Three Months Ended September 30, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,450	$2	$2	$(87)	$37,367
Interest expense	7,955	-	-	(87)	7,868
Provision for loan and lease losses	2,453	-	-	-	2,453
Noninterest income	8,424	1,102	1,216	(203)	10,539
Noninterest expenses	23,545	1,080	718	(203)	25,140
Income before income taxes	11,921	24	500	-	12,445
Income tax expense	3,756	10	195	-	3,961
Net income	$8,165	$14	$305	$-	$8,484

Assets	$3,631,840	$12,764	$13,079	$(51,066)	$3,606,617

	Nine Months Ended September 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$104,822	$4	$6	$(70)	$104,762
Interest expense	20,338	-	-	(70)	20,268
Provision (credit) for loan and lease losses	(854)	-	-	-	(854)
Noninterest income	25,162	3,526	4,050	(608)	32,130
Noninterest expenses	72,631	3,346	2,379	(608)	77,748
Income before income taxes	37,869	184	1,677	-	39,730
Income tax expense	12,157	76	653	-	12,886
Net income	$25,712	$108	$1,024	$-	$26,844

Assets	$3,655,556	$12,715	$15,008	$(57,236)	$3,626,043

	Nine Months Ended September 30, 2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$112,554	$6	$4	$(329)	$112,235
Interest expense	25,910	-	-	(329)	25,581
Provision for loan and lease losses	23,585	-	-	-	23,585
Noninterest income	24,609	4,348	3,711	(608)	32,060
Noninterest expenses	69,586	3,396	2,337	(608)	74,711
Income before income taxes	18,082	958	1,378	-	20,418
Income tax expense	4,250	387	537	-	5,174
Net income	$13,832	$571	$841	$-	$15,244

Assets	$3,631,840	$12,764	$13,079	$(51,066)	$3,606,617

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868 and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 43 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview
Net income for the Company for the third quarter of 2011 totaled $11.3 million ($0.47 per diluted share), compared to net income of $8.5 million ($0.35 per diluted share) for the third quarter of 2010. For the first nine months of 2011 net income totaled $26.8 million ($1.11 per diluted share) compared to net income of $15.2 million ($0.70 per diluted share) for the prior year period. These results reflect the following events:

•
Total loans declined 2% compared to September 30, 2010 and remained virtually level compared to June 30, 2011. This trend was driven primarily by consumer loans, which decreased 8% compared to the prior year, while each of the three major loan categories (commercial, consumer and residential mortgage loans) remained relatively level compared to June 30, 2011.

•
Deposits increased 2% compared to September 30, 2010 but declined 1% compared to June 30, 2011. The growth over September 30, 2010 was due primarily to a 13% increase in noninterest-bearing and interest-bearing checking accounts. The decrease compared to June 30, 2011 was due largely to a 2% decrease in certificates of deposit.

•
Net interest income decreased 4% for the third quarter of 2011 compared to the third quarter of 2010 and increased 1% compared to the second quarter of 2011. For the year-to-date, net interest income decreased 2% for 2011 compared to the first nine months of 2010.  This general downward trend was due primarily to a decline in average interest-earning assets as a result of new loan volume that was insufficient to offset increased loan payoffs.

•
The provision for loan and lease losses was a credit of $3.5 million for the third quarter of 2011compared to a charge of $2.5 million for the prior year period and a charge of $1.2 million for the second quarter of 2011. For the first nine months of 2011, the provision for loan and lease losses decreased to a credit of $.09 million compared to a charge of $23.6 million for the first nine months of 2010. This declining trend was due mainly to a lower level of historical net charge-offs. Non-performing loans decreased to $82.8 million at September 30, 2011 compared to $93.3 million at September 30, 2010 and $76.5 million at June 30, 2011. This increase compared to June 30, 2011 was due primarily to one commercial real estate credit totaling $13.6 million which was placed on non-accrual during the third quarter of 2011.

The first nine months of 2011 reflected a stalled national economy together with struggling local economies as the equity markets declined over the third quarter from the positive trend shown earlier in the year.  Significant volatility was evident in virtually every metric of the economy as concerns continued over the United States budget deficit and the financial stability of several countries in Europe. The depressed real estate market, continued high unemployment rates and municipal budget deficits continued to cause a high degree of economic uncertainty, particularly among individual consumers and small and medium-sized businesses. This has constrained expansion as consumers and such businesses dealt with rising costs, tight credit and a lack of consumer confidence in the first nine months of 2011. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital and overall credit quality has continued to improve.

Comparing September 30, 2011 balances to December 31, 2010, total assets remained level at $3.6 billion. Loan balances decreased slightly compared to the prior year-end due primarily to a decrease of 5% in consumer loans, while commercial loans and residential mortgage and construction loans remained unchanged. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 3% compared to balances at December 31, 2010. This increase was due primarily to increases of 13% in noninterest-bearing deposits, 6% in regular savings accounts and 8% in interest bearing checking accounts. These increases were partially offset by declines of 4% in certificates of deposit while money market accounts remained level as the Company reduced rates on certificates of deposit and clients redeployed funds to emphasize liquidity. During the same period, stockholders’ equity increased to $440.8 million or 12% of total assets due to net income for the first nine months of the year, which was somewhat offset by the redemption in the first quarter of 2011 of the warrant issued under the TARP Capital Purchase Program.

Net interest income decreased 2% for the first nine months of 2011 compared to the prior year period. While the cost of interest-bearing liabilities decreased by 23 basis points, its positive effect on the interest margin was more than offset by the 20 basis point decline in the yield on average interest-earning assets.  This was due to the fact that average interest-earning assets exceeded average interest-bearing liabilities by $790 million for the period.

Non-interest income remained basically level for the first nine months of 2011 compared to the prior year period. Trust and investment management fees increased 18% over the prior year period primarily due to higher average assets under management due primarily to new client additions.  Fees on sales of investment products increased 12% due to an increase in managed assets and higher sales of financial products while income from Visa check transactions increased 11% as the volume of such transactions continued to increase. These increases were largely offset by a decrease in insurance commissions of 18% brought about by a change in our estimate of collection timing which resulted in a non-recurring gain in the first quarter of 2010.  In addition, service charges on deposits declined 11% as a result of the impact of recently enacted legislation on overdraft fees. Non-interest expenses increased 4% for the first nine months of 2011 compared to the first nine months of 2010 due largely to a 7% increase in salaries and benefits expenses. Other noninterest expenses increased 12% due primarily to losses on sales of other real estate owned and loan work out expenses.

Non-performing assets decreased to $90.8 million at September 30, 2011 compared to $97.7 million at December 31, 2010.  Non-performing assets represented 2.50% of total assets at September 30, 2011 compared to 2.78% at December 31, 2010.  The ratio of annualized net charge-offs to average loans and leases was .72% during the first nine months of 2011, compared to 1.24% for the first nine months of 2010.

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

The general reserve comprised 90% of the total allowance at September 30, 2011 and 94% at December 31, 2010. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Reserves on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the reserves applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

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

These factors combine to estimate the probability and severity of potential losses.  At September 30, 2011, the specific allowance accounted for 10% of the total allowance as compared to 6% at December 31, 2010.  The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill Impairment
Goodwill represents the excess purchase price over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. Determining the fair value of a reporting unit requires the Company to use a high degree of subjectivity. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to adverse action by a regulator or a loss of key personnel. The Company engages a third-party valuation firm to determine the fair value of the reporting units to utilize in the “step one” test for potential goodwill impairment. At September 30, 2011 there was no evidence of impairment of goodwill or intangibles.

In September 2011, the FASB issued amended guidance that provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value, then the first step, described above, of the two step process must be performed. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will apply this guidance in performing its annual impairment testing as of October 1, 2011.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 13-Fair Value” to the Condensed Consolidated Financial Statements.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES - UNAUDITED

	Nine Months Ended September 30,
	2011			2010
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$455,909	$16,747	4.89%	$465,393	$18,989	5.44%
Residential construction loans	86,399	2,448	3.79	87,616	3,044	4.65
Commercial ADC loans	148,215	4,813	4.34	157,253	4,587	3.90
Commercial investor real estate loans	347,926	15,236	5.94	337,127	15,241	6.04
Commercial owner occupied real estate loans	508,478	22,686	6.05	515,119	23,288	6.04
Commercial business loans	229,168	8,493	4.95	272,435	10,249	5.03
Leasing	11,460	576	6.70	22,071	1,185	7.16
Consumer loans	363,388	9,986	3.70	395,835	11,480	3.90
Total loans and leases (2)	2,150,943	80,985	5.03	2,252,849	88,063	5.22
Taxable securities	879,230	17,810	2.70	855,243	19,227	3.02
Tax-exempt securities (4)	236,113	10,058	5.68	159,281	8,269	6.92
Interest-bearing deposits with banks	32,257	62	0.25	83,351	158	0.25
Federal funds sold	1,408	1	0.14	1,814	2	0.17
Total interest-earning assets	3,299,951	108,916	4.41	3,352,538	115,719	4.61

Less: allowance for loan and lease losses	(58,672)			(70,145)
Cash and due from banks	45,587			44,633
Premises and equipment, net	49,130			48,876
Other assets	223,506			243,100
Total assets	$3,559,502			$3,619,002

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$336,020	278	0.11%	$288,637	256	0.12%
Regular savings deposits	182,424	142	0.10	163,687	128	0.10
Money market savings deposits	855,458	2,865	0.45	892,838	4,006	0.60
Time deposits	618,250	5,388	1.17	727,980	9,351	1.72
Total interest-bearing deposits	1,992,152	8,673	0.58	2,073,142	13,741	0.89
Other borrowings	77,135	155	0.27	87,881	198	0.30
Advances from FHLB	405,621	10,769	3.55	410,523	10,949	3.57
Subordinated debentures	35,000	671	2.55	35,000	693	2.64
Total interest-bearing liabilities	2,509,908	20,268	1.08	2,606,546	25,581	1.31

Noninterest-bearing demand deposits	607,087			546,961
Other liabilities	25,714			26,006
Stockholders' equity	416,793			439,489
Total liabilities and stockholders' equity	$3,559,502			$3,619,002

Net interest income and spread		$88,648	3.33%		$90,138	3.30%
Less: tax-equivalent adjustment		4,154			3,484
Net interest income		$84,494			$86,654

Interest income/earning assets			4.41%			4.61%
Interest expense/earning assets			0.82			1.02
Net interest margin			3.59%			3.59%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2011 and  2010. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.2 million and $3.5 million in 2011 and 2010, respectively.

(2)	Non-accrual loans are included in the average balances.
(3)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations
For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net income for the Company for the first nine months of 2011 totaled $26.8 million ($1.11 per diluted share) compared to net income of $15.2 million ($0.70 per diluted share) for the first nine months of 2010.

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

Net interest income for the first nine months of 2011 was $84.5 million compared to $86.7 million for the same period of 2010. On a tax-equivalent basis, net interest income decreased by 2% in the first nine months of 2011 to $88.6 million from $90.1 million in the first nine months of 2010. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that remained level at 3.59% for both the nine months ended September 30, 2011 and 2010.  Average interest-earning assets decreased by 2% while average interest-bearing liabilities decreased 4% from the first nine months of 2010 compared to the first nine months of 2011. Average noninterest-bearing deposits increased 11% in the first nine months of 2011 while the percentage of average noninterest-bearing deposits to total deposits also increased to 23% in the first nine months of 2011 compared to 21% in the first nine months of 2010.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from period to period in the principal elements that comprise net interest income:

	Nine Months Ended September 30,
	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(7,078)	$(3,931)	$(3,147)	$(9,170)	$(7,598)	$(1,572)
Securities	372	2,693	(2,321)	4,800	7,165	(2,365)
Other earning assets	(97)	(98)	1	45	48	(3)
Total interest income	(6,803)	(1,336)	(5,467)	(4,325)	(385)	(3,940)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	22	48	(26)	(70)	40	(110)
Regular savings deposits	14	10	4	(49)	14	(63)
Money market savings deposits	(1,141)	(161)	(980)	(4,684)	824	(5,508)
Time deposits	(3,963)	(1,262)	(2,701)	(9,574)	(2,171)	(7,403)
Total borrowings	(245)	(341)	96	(748)	(9)	(739)
Total interest expense	(5,313)	(1,706)	(3,607)	(15,125)	(1,302)	(13,823)
Net interest income	$(1,490)	$370	$(1,860)	$10,800	$917	$9,883

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income decreased by $6.8 million or 6% in the first nine months of 2011 compared to the first nine months of 2010.  The previous table shows that, in 2011, the decrease in interest income resulted primarily from declines in both the earning asset yields and average interest-earning assets, particularly average loans and leases.

For the first nine months of 2011, the yield on average loans and leases decreased by 19 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. In addition, the average balance of the loan portfolio declined 5% for the first nine months of 2011 compared to the prior year period as the volume of quality loan demand remained low due to the struggling economy.  The decline in the portfolio yield was driven primarily by decreases in the yields on the consumer and residential mortgage loan portfolios. These decreases were somewhat offset by an increase of 44 basis points in commercial ADC loans due mainly to loans placed on non-accrual status during the first quarter of 2010. The decrease in the average balance of the loan portfolio was driven by declines in several segments of the portfolio, particularly commercial business loans, due to soft market demand, and consumer loans, due to pay downs of second mortgage equity lines of credit.

The average yield on investment securities decreased 30 basis points while the average balance of the portfolio increased 10% or $101 million for the nine months ended September 30, 2011 compared to the prior year period. The growth in investments was due to liquidity provided primarily by the decline in loan balances mentioned above. The decrease in the yield on investments was due to the fact that a significant portion of the portfolio is invested in amortizing securities which were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense
Interest expense decreased by $5.3 million or 21% in the first nine months of 2011 compared to the year ago period, primarily as a result of a 23 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.08% from 1.31%. Deposit activity during the first nine months of 2011 continued to be affected by a somewhat stalled economy due to a depressed real estate market, equity market volatility and a lack of confidence on the part of consumers and small and medium-sized businesses. Average deposits decreased due largely to a decline of $110 million or 15% in average certificates of deposit.  In addition, average balances of money market accounts experienced a decrease of $37 million or 4%. These decreases were somewhat offset by an increase of $108 million or 13% in noninterest-bearing and interest-bearing checking accounts as clients redeployed funds into short-term instruments to preserve liquidity.  During the first nine months of 2011, the Company continued to preserve its net interest margin in the face of reduced loan volumes as it reduced rates on higher cost certificates of deposit thus prompting growth in noninterest-bearing checking accounts.  Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Securities gains	$283	323	$(40)	(12.4	) %
Total other-than-temporary impairment ("OTTI") losses	(178)	(1,168)	990	(84.8)
Portion of OTTI losses recognized in other comprehensive income before taxes	18	699	(681)	(97.4)
Net OTTI recognized in earnings	(160)	(469)	309	(65.9)
Service charges on deposit accounts	7,133	7,984	(851)	(10.7)
Mortgage banking activities	2,404	2,750	(346)	(12.6)
Fees on sales of investment products	2,768	2,464	304	12.3
Trust and investment management fees	8,837	7,488	1,349	18.0
Insurance agency commissions	3,177	3,895	(718)	(18.4)
Income from bank owned life insurance	1,962	2,105	(143)	(6.8)
Visa check fees	2,710	2,438	272	11.2
Other income	3,016	3,082	(66)	(2.1)
Total non-interest income	$32,130	$32,060	$70	0.2

Total non-interest income was $32.1 million for the first nine months of 2011, remaining virtually level compared to the first nine months of 2010. As shown in the table above, deposit service charges decreased as a result of the impact of recently enacted legislation on overdraft fees. Insurance agency commission revenue decreased due mainly to a change in the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010 while mortgage banking activities also decreased due to a lower volume of refinancing activity compared to the prior year period. Offsetting the above decreases, wealth management revenues, comprised of trust and investment management fees and fees on sales of investment products, increased $1.7 million or 17% due largely to growth in assets under management resulting from new client additions. In addition, Visa check fees increased due to growth in the volume of electronic transactions.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Salaries and employee benefits	$44,192	$41,393	$2,799	6.8%
Occupancy expense of premises	8,717	8,625	92	1.1
Equipment expenses	3,413	3,655	(242)	(6.6)
Marketing	1,662	1,678	(16)	(1.0)
Outside data services	3,067	3,007	60	2.0
FDIC insurance	2,489	3,383	(894)	(26.4)
Amortization of intangible assets	1,384	1,487	(103)	(6.9)
Professional fees	3,528	3,744	(216)	(5.8)
Other real estate owned expenses	1,808	533	1,275	-
Other expenses	7,488	7,206	282	3.9
Total non-interest expense	$77,748	$74,711	$3,037	4.1

Non-interest expenses totaled $77.7 million in the first nine months of 2011 compared to $74.7 million in the prior year period, an increase of $3.0 million or 4%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses. This increase was primarily the result of specific targeted staff additions, merit increases and higher incentive compensation as a result of earnings growth from the prior year.  Other real estate owned expenses increased due to losses on sales of other real estate owned and loan work out expenses. These increases were partially offset by a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums which was effective with the second quarter of 2011.

Income Taxes
The Company had income tax expense of $12.9 million in the first nine months of 2011, compared to expense of $5.2 million in the first nine months of 2010. This increase was due primarily to higher income before taxes in 2011that was taxed at the full statutory rate together with an income tax benefit on a loss before income taxes in the first quarter of 2010. The Company’s effective tax rate was 32% for the first nine months of 2011 compared to 25% for the first nine months of 2010.

Results of Operations
For the Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Net income for the third quarter of 2011 totaled $11.3 million ($0.47 per diluted share) compared to net income of $8.5 million ($0.35 per diluted share) for the third quarter of 2010.

Net Interest Income
Net interest income for the third quarter of 2011 was $28.3 million compared to $29.5 million for the third quarter of 2010.  On a tax-equivalent basis, net interest income decreased by 3% in the third quarter of 2011 compared to the third quarter of 2010. The net interest margin was 3.53% for the third quarter of 2011 compared with 3.64% for the third quarter of 2010, a decrease of 11 basis points. The yield on interest-earning assets for the quarter decreased 25 basis points compared to the prior year quarter while the rates paid on interest-bearing liabilities decreased 16 basis points for the third quarter of 2011 compared to the third quarter of 2010.  The decrease in the yield on interest-earning assets was due primarily to a decline of $72 million in the average balance of the higher-earning loan portfolio in the third quarter of 2011 compared to the third quarter of 2010 while the average balance of the lower-yielding investment portfolio increased by $111 million.  The yield on the Company’s loan portfolio decreased in the third quarter of 2011 compared to 2010 due to declines in the yields on virtually all segments of the portfolio. These trends reflect the overall effect of a basically stalled economy as quality loan demand remained soft and higher rate loans were paid down. The yield on the investment portfolio decreased by 26 basis points in the third quarter of 2011 compared to the prior year quarter as amortizing or called securities were replaced at lower prevailing rates.  The decrease in the rates paid on interest-bearing liabilities was driven by a decline in the rates paid on certificates of deposit which produced an 11% decrease in such balances as the Company managed its net interest margin.

Interest Income
The Company's total tax-equivalent interest income decreased by $2.3 million or 6% in the third quarter of 2011 compared to the third quarter of 2010. The decrease in interest income resulted primarily from declines in both earning asset yields and average interest-earning assets, primarily loans and leases.

For the third quarter of 2011, average loans and leases decreased 3% with a yield of 4.98% versus 5.23% for the third quarter of 2010.  The average residential real estate portfolio decreased 2% due mainly to a decrease in residential mortgage loans while the average commercial loan portfolio decreased 4% due largely to decreases of 11% in commercial business loans and 6% commercial ADC loans, which were somewhat offset by growth of 5% in commercial investor real estate loans. The average consumer loan portfolio decreased 8% due to declines of 29% in installment loans and 42% in conventional second mortgage loans. The decline in conventional second mortgage loans was due largely to a reclassification of $11 million of such loans to the residential permanent mortgage portfolio early in 2011.  The decreases in virtually every segment of the loan portfolio reflect the lingering effects of an uneven economic recovery.  The increase in commercial investor real estate loans during the quarter was due largely to advances on existing loan commitments and several new loan credits during the first quarter of 2011.  In the quarter ended September 30, 2011, average loans and leases comprised 64% of average interest-earning assets compared to a ratio of 66% for the quarter ended September 30, 2010.  Average total investment securities, yielding 3.24% in the third quarter of 2011 versus 3.50% in third quarter of the prior year, increased 10% to $1.2 billion. Average total investment securities comprised 35% of average interest-earning assets in 2011 compared to 31% in 2010.

Interest Expense
Interest expense decreased by 15% or $1.2 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of a 16 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.05% from 1.21%. Deposit and borrowing activity during the third quarter of 2011 continued to be driven by challenging market conditions as clients relied on short-term instruments to preserve liquidity and safety until interest rates begin to rise. During the third quarter of 2011, the Company continued to manage its net interest margin in the face of reduced loan volumes by a strategic decline in deposits by adjusting rates, primarily on certificates of deposit and money market accounts. Much of the decreases in both of these deposit categories was due to the attrition of single product clients, and thus did not significantly affect clients with multiple product relationships. The above decreases were somewhat offset by an 11% increase in average noninterest-bearing deposits.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Securities gains	$231	$25	$206	-%
Total other-than-temporary impairment ("OTTI") losses	(76)	(334)	258	(77.2)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	(46)	46	-
Net OTTI recognized in earnings	(76)	(380)	304	(80.0)
Service charges on deposit accounts	2,444	2,567	(123)	(4.8)
Mortgage banking activities	1,141	1,516	(375)	(24.7)
Fees on sales of investment products	905	782	123	15.7
Trust and investment management fees	3,032	2,505	527	21.0
Insurance agency commissions	1,044	978	66	6.7
Income from bank owned life insurance	662	709	(47)	(6.6)
Visa check fees	927	843	84	10.0
Other income	1,026	994	32	3.2
Total non-interest income	$11,336	$10,539	$797	7.6

Total non-interest income was $11.3 million for the third quarter of 2011 compared to $10.5 million for the third quarter of 2010. This increase was primarily driven by increases in trust and investment management fees and fees on sales of investment products which together increased 20% due primarily to growth in assets under management as a result of new client additions. This increase was somewhat offset by a decrease in deposit service charges as a result of the impact of recently enacted legislation on overdraft fees. Income from mortgage banking activities decreased due to a lower volume of refinancing activity. All other segments of noninterest income remained essentially level with the prior year quarter as can be seen from the above table.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,
			2011/2010	2011/2010
(Dollars in thousands)	2011	2010	$ Change	% Change
Salaries and employee benefits	$14,892	$13,841	$1,051	7.6%
Occupancy expense of premises	2,784	2,826	(42)	(1.5)
Equipment expenses	1,143	1,137	6	0.5
Marketing	468	589	(121)	(20.5)
Outside data services	1,073	966	107	11.1
FDIC insurance	709	1,056	(347)	(32.9)
Amortization of intangible assets	461	495	(34)	(6.9)
Professional fees	1,314	1,337	(23)	(1.7)
Other real estate owned expenses	383	236	147	62.3
Other expenses	2,621	2,657	(36)	(1.4)
Total non-interest expense	$25,848	$25,140	$708	2.8

Non-interest expenses totaled $25.8 million in the third quarter of 2011 compared to $25.1 million in the third quarter of 2010, an increase of $0.7 million or 3%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses. This increase was primarily the result of specific targeted staff additions, merit increases and higher incentive compensation as a result of earnings growth from the prior year. Other real estate owned expense increased due largely to losses on sales of other real estate owned and loan work out expenses. These increases were partially offset by a reduction in FDIC expenses due to a regulatory change in the calculation of such premiums.

Income Taxes
The Company had income tax expense of $6.1 million in the third quarter of 2011, compared with an income tax expense of $4.0 million in the third quarter of 2010. The Company’s effective tax rate was 35% for the third quarter of 2011 compared to an effective rate of 32% for the third quarter of 2010. The increase in the effective tax rate in the third quarter of 2011was due to a higher level of income before taxes that was taxed at a full statutory rate.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both efficiency ratios increased in 2011 as a result of increasing non-interest expenses and a decline in net interest income, which increased in 2011 compared to 2010 while net interest income declined.

GAAP and Non-GAAP Efficiency Ratios
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
GAAP efficiency ratio:
Non-interest expenses	$25,848	$25,140	$77,748	$74,711
Net interest income plus non-interest income	$39,666	$40,038	$116,624	$118,714

Efficiency ratio–GAAP	65.16%	62.79%	66.67%	62.93%

Non-GAAP efficiency ratio:
Non-interest expenses	$25,848	$25,140	$77,748	$74,711
Less non-GAAP adjustment:
Amortization of intangible assets	461	495	1,384	1,487
Non-interest expenses as adjusted	$25,387	$24,645	$76,364	$73,224

Net interest income plus non-interest income	$39,666	$40,038	$116,624	$118,714
Plus non-GAAP adjustment:
Tax-equivalent income	1,420	1,321	4,154	3,484
Less non-GAAP adjustments:
Securities gains	231	25	283	323
OTTI recognized in earnings	(76)	(380)	(160)	(469)
Net interest income plus non-interest income - as adjusted	$40,931	$41,714	$120,655	$122,344

Efficiency ratio–Non-GAAP	62.02%	59.08%	63.29%	59.85%

FINANCIAL CONDITION
The Company's total assets were $3.6 billion at September 30, 2011, increasing $106.7 million or 3% during the first nine months of 2011. Interest-earning assets increased $130.0 million to $3.4 billion at September 30, 2011 compared to December 31, 2010.  Asset growth, which is primarily due to growth in the investment portfolio, was funded by increases in customer deposits.

Loans and Leases
Total loans and leases, excluding loans held for sale, remained virtually level during the first nine months of 2011. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans reflected a slight increase to $531.3 million at September 30, 2011 from $527.8 million at December 31, 2010. Permanent residential mortgages, most of which are 1-4 family, increased $4.1 million to $440.6 million due to higher loan origination volumes. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans decreased $0.5 million to $90.7 million during the first nine months of 2011.

The commercial loan portfolio increased by $5.8 million to $1.3 billion at September 30, 2011. Soft loan demand resulting from weak market conditions in both the national and regional economies have continued to play a role in limiting growth in commercial loan balances as pay-offs of performing credits have outpaced new originations. Activity in the commercial loan portfolio reflects the current slow but uneven recovery in the regional economy in which the Company operates.  The small overall increase in commercial loans for the nine months was due primarily to an increase of $29.6 million or 9% in commercial investor real estate loans while commercial owner occupied real estate loans reflected a more limited increase of $16.6 million or 3% for the period. Somewhat offsetting these increases, commercial business loans decreased $23.7 million or 9% for the nine months. Commercial ADC loans decreased $9.5 million or 6% for the nine months compared to December 31, 2010.

The consumer loan portfolio decreased 5% or $20.2 million, to $360.3 million at September 30, 2011.  This decline was driven largely by a decrease of $19.1 million or 37% in conventional second mortgage loans during the nine months resulting in a balance of $32.4 million at September 30, 2011 due to weak consumer demand and the reclassification of $11 million of loans to the residential mortgage portfolio in early 2011.

Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

	September 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$440,606	20.5%	$436,534	20.3%	$4,072	0.9%
Residential construction	90,727	4.2	91,273	4.2	(546)	(0.6)
Commercial real estate:
Commercial owner occupied real estate	519,837	24.2	503,286	23.4	16,551	3.3
Commercial investor real estate	357,358	16.7	327,782	15.2	29,576	9.0
Commercial acquisition, development and construction	141,576	6.6	151,061	7.0	(9,485)	(6.3)
Commercial Business	226,528	10.6	250,255	11.6	(23,727)	(9.5)
Leases	8,484	0.4	15,551	0.7	(7,067)	(45.4)
Consumer	360,287	16.8	380,490	17.6	(20,203)	(5.3)
Total loans and leases	$2,145,403	100.0%	$2,156,232	100.0%	$(10,829)	(0.5)

Investment Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, showed an increase of 13% or $131.2 million to $1.2 billion at September 30, 2011, from $1.0 billion at December 31, 2010.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio has remained virtually the same at an average of 3.2 years at both September 30, 2011 and December 31, 2010. The Company considers the duration of the portfolio to be reasonable for liquidity purposes. This investment strategy has resulted in a portfolio with minimal risk and thus will provide needed liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At September 30, 2011, the trust preferred portfolio included one $3.0 million security backed by a single financial institution issuer.  The fair value of this security was $3.3 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $2.9 million, with a fair value of $2.4 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $76 thousand which was recognized in earnings for the quarter ended September 30, 2011. For the nine months ended September 30, 2011, credit-related other-than-temporary impairment (“OTTI”) incurred on this security amounted to $160 thousand. Cumulative credit-related OTTI of $422 thousand has been recognized in earnings through September 30, 2011. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.6 million at September 30, 2011.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2011.

Investment Securities
The composition of investment securities at the dates indicated is presented in the following table:

	September 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$209,565	17.8%	$306,705	29.4%	$(97,140)	(31.7)%
State and municipal	166,639	14.2	107,537	10.3	59,102	55.0
Mortgage-backed	570,082	48.6	486,961	46.7	83,121	17.1
Trust preferred	5,688	0.5	5,980	0.6	(292)	(4.9)
Marketable equity securities	100	-	100	-	-	-
Total available-for-sale	952,074	81.1	907,283	87.0	44,791	4.9

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	74,998	6.4	-	-	74,998	-
State and municipal	114,094	9.7	101,091	9.7	13,003	12.9
Mortgage-backed	428	-	499	-	(71)	(14.2)
Other equity securities	32,586	2.8	34,070	3.3	(1,484)	(4.4)
Total held-to-maturity and other equity	222,106	18.9	135,660	13.0	86,446	63.7
Total securities	$1,174,180	100.0%	$1,042,943	100.0%	$131,237	12.6

Other Earning Assets
Residential mortgage loans held for sale increased $0.4 million to $23.1 million as of September 30, 2011 from $22.7 million as of December 31, 2010.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $9.3 million to $27.7 million in the first nine months of 2011.

Deposits
The composition of deposits at the dates indicated is presented in the following table:

	September 30, 2011		December 31, 2010		Period-to-Period Change
(In thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$643,169	24.4%	$566,812	22.2%	$76,357	13.5%
Interest-bearing deposits:
Demand	344,277	13.0	317,905	12.4	26,372	8.3
Money market savings	865,986	32.8	861,420	33.8	4,566	0.5
Regular savings	183,969	7.0	172,771	6.8	11,198	6.5
Time deposits of less than $100,000	326,497	12.3	351,071	13.8	(24,574)	(7.0)
Time deposits of $100,000 or more	276,426	10.5	279,893	11.0	(3,467)	(1.2)
Total interest-bearing deposits	1,997,155	75.6	1,983,060	77.8	14,095	0.7
Total deposits	$2,640,324	100.0%	$2,549,872	100.0%	$90,452	3.5

Deposits and Borrowings
Total deposits were $2.6 billion at September 30, 2011, increasing $90.5 million or 4% from $2.5 billion at December 31, 2010. This growth in deposits was driven primarily by a 12% increase in noninterest-bearing and interest-bearing checking accounts and, to a lesser extent, a 6% increase in regular savings accounts at September 30, 2011 compared to balances at December 31, 2010. Money market accounts remained virtually level compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current low interest rates and the volatility of alternative investments. Certificates of deposit decreased 4% over the first nine months of the year as the Company managed its net interest margin. Total borrowings decreased $17.0 million or 3% to $520.0 million at September 30, 2011 compared to December 31, 2010 due to a decline in retail repurchase agreements.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first nine months of 2011, total stockholders' equity increased $33.2 million to $440.8 million at September 30, 2011, from $407.6 million at December 31, 2010. This increase was due primarily to net income during the period, together with an increase of $15.8 million in other comprehensive income resulting from unrealized gains on available for sale investments. These increases were partially offset by the redemption in the first quarter of 2011 for $4.5 million of the warrant that was issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.

The ratio of average equity to average assets was 11.71% for the first nine months of 2011, as compared to 12.14% for the first nine months of 2010.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized” are summarized for the Company in the following table.

Risk-Based Capital Ratios
	Ratios at		Minimum
	September 30,	December 31,	Regulatory
	2011	2010	Requirements
Total Capital to risk-weighted assets	16.21%	15.37%	8.00%

Tier 1 Capital to risk-weighted assets	14.96%	14.11%	4.00%

Tier 1 Leverage	10.79%	10.30%	3.00%

Tier 1 capital of $380.7 million and total qualifying capital of $412.7 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of September 30, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP
(Dollars in thousands)	September 30, 2011	December 31, 2010
Tangible common equity ratio:
Total stockholders' equity	$440,791	$407,569
Accumulated other comprehensive income (loss)	(13,147)	2,620
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(5,195)	(6,578)
Tangible common equity	$345,633	$326,795

Total assets	$3,626,043	$3,519,388
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(5,195)	(6,578)
Tangible assets	$3,544,032	$3,435,994

Tangible common equity ratio	9.75%	9.51%

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

Current economic data has shown that while the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact from the economic pressures that are continuing to be experienced by its borrowers. Although total non-performing loans decreased compared to the balance at December 31, 2010, such balances increased compared to June 30, 2011 due primarily to one commercial real estate credit totaling $13.6 million which was placed on non-accrual during the third quarter of 2011. Management considers this loan as fully collateralized. Excluding the effect of this one loan, the balance of non-performing loans at September 30, 2011 would have reflected the same improving trend evident in prior quarters. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and non-performing loan levels may continue to be influenced by the current slow and uncertain economic recovery on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) the general allowance reflects historical losses, as adjusted, by credit category, and (2) the specific allowance for impaired credits on an individual or portfolio basis.  This systematic allowance methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of the Company’s 2010 Form 10-K. The amount of the allowance is reviewed and approved quarterly by the Credit Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed.  However, not all impaired loans are in non-accrual status because they may be current with regard to the payment terms.  Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans.  All payments received on non-accrual loans are applied to the remaining principal balance of the loan(s).  Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by an independent third party appraisal.  Any further collateral deterioration results in either further specific reserves being established or additional charge-offs.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  A current appraisal is usually obtained if the appraisal on file is more than 12 months old.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific reserve or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific reserve or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, verifiable support from financial guarantors.  In measuring impairment, the Company looks primarily to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan.  The Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship and it considers such guarantees only as a secondary source of repayment. Guarantors are evaluated to determine their respective payment capacity.  Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above.  Provisions amounted to a credit of $0.9 million in the first nine months of 2011 compared to a provision of $23.6 million in the prior year period. The provision for the third quarter of 2011 was a credit of $3.5 million.  This reduction in the provision was due primarily to a consistently declining level of historical net charge-offs which is a principal component in the application of the Company’s allowance methodology. Net charge-offs totaled $11.6 million in the first nine months of 2011 compared to $20.9 million in the first nine months of 2010. This resulted in a ratio of annualized net charge-offs to average loans and leases of 0.72% in the first nine months of 2011 compared to 1.24% for the first nine months of 2010. At September 30, 2011, the allowance for loan and lease losses was $49.7 million, or 2.32% of total loans and leases, compared to $67.3 million, or 3.08% of total loans and leases, at September 30, 2010.

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

Allowance for Loan and Lease Losses
During the first nine months of 2011, there were no changes in the Company’s systematic methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year period. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers.  There was no unallocated allowance at September 30, 2011 or December 31, 2010, when measured against the total allowance.

At September 30, 2011, total non-performing loans and leases were $82.8 million, or 3.86% of total loans and leases, compared to $88.1 million, or 4.08% of total loans and leases, at December 31, 2010. Timely aggressive recognition and management of problem credits has significantly limited the migration of these loans into non-accrual status during this period. As previously mentioned, the increase in non-performing loans and leases at September 30, 2011 was due primarily to one commercial real estate loan totaling $13.6 million which was placed on non-accrual status during the third quarter of 2011. Management considers this loan to be adequately collateralized and thus no additional specific reserves were required. Total non-performing loans and leases, excluding this particular loan would have totaled $69.2 million at September 30, 2011 compared to $76.5 million at June 30, 2011 reflecting a continued improvement in this credit metrics trend.  Also included in non-performing loans were four commercial relationships which included net charge-offs of $0.1 million and net pay downs of $7.1 million for the first nine months of 2011. These relationships currently encompass 10 loans in the commercial construction, commercial real estate and commercial business loan categories. None of these loans have had their maturities extended. Credit issues for home builders have been identified, workout strategies have been developed and the Company continues to monitor the performance of the underlying collateral, and to update appraisals, as necessary, given the context of market environment expectations.  The allowance represented 60% of non-performing loans and leases at September 30, 2011 and 71% at December 31, 2010.   This decrease in the coverage ratio is due primarily to a 6% reduction in non-performing loans and leases noted above as the Company continues to aggressively workout existing problem credits by a combination of charge-offs and pay downs while the migration of new credits to non-performing status has significantly declined.  Continued analysis of the actual loss history on the problem credits in 2010 and in the first nine months of 2011 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies.  The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $69.7 million, with specific reserves of $5.0 million against those loans at September 30, 2011, as compared to $69.6 million with reserves of $3.8 million, at December 31, 2010.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D. C.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans and leases at September 30, 2011 and at December 31, 2010.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization. The Company originates option adjustable-rate mortgages infrequently and sells all of them in the secondary market.

Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2011	December 31, 2010
Analysis of Allowance for Loan Losses:
Balance, January 1	$62,135	$64,559
Provision (credit) for loan and lease losses	(854)	25,908
Charge-offs:
Commercial business	(2,146)	(7,144)
Commercial real estate:
Commercial acquisition, development and construction	(840)	(13,545)
Commercial investor real estate	(534)	(232)
Commercial owner occupied real estate	(158)	(1,692)
Leasing	(885)	(109)
Consumer	(2,320)	(3,493)
Residential real estate:
Residential mortgage	(4,292)	(5,724)
Residential construction	(1,437)	(677)
Total charge-offs	(12,612)	(32,616)
Recoveries:
Commercial business	190	2,954
Commercial real estate:
Commercial acquisition, development and construction	573	1,062
Commercial investor real estate	4	2
Commercial owner occupied real estate	-	5
Leasing	12	6
Consumer	141	222
Residential real estate:
Residential mortgage	127	32
Residential construction	4	1
Total recoveries	1,051	4,284
Net charge-offs	(11,561)	(28,332)
Balance at end of period	$49,720	$62,135

Allowance for loan losses to loans	2.32%	2.88%
Net charge-offs in quarter to average loans	0.72%	1.27%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$-	$19
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	-
Leasing	63	407
Consumer	373	182
Residential real estate:
Residential mortgage	2,291	9,871
Residential construction	-	3,675
Total loans and leases 90 days past due	2,727	14,154
Non-accrual loans and leases:
Commercial business	8,038	7,938
Commercial real estate:
Commercial AD&C	24,481	30,417
Commercial investor real estate	16,118	1,753
Commercial owner occupied real estate	11,847	11,781
Leasing	956	1,887
Consumer	1,478	300
Residential real estate:
Residential mortgage	6,081	3,946
Residential construction	5,034	5,305
Total non-accrual loans and lease	74,033	63,327
Total restructured loans - accruing	6,088	10,571
Total non-performing loans and leases	82,848	88,052
Other assets and real estate owned (OREO)	7,938	9,493
Other assets owned	-	200
Total non-performing assets	$90,786	$97,745

Non-performing loans to total loans	3.86%	4.08%
Non-performing assets to total assets	2.50%	2.78%
Allowance for loan losses to non-performing loans	60.01%	70.57%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
September 30, 2011	(5.76)%		(2.93)%		(1.03)%		(0.03)%		N/A		N/A		N/A		N/A
December 31, 2010	(3.64)%		(1.28)%		(0.15)%		(0.06)%		N/A		N/A		N/A		N/A

As shown above, measures of net interest income at risk increased moderately from December 31, 2010 at all interest rate shock levels except the +100bp level which remained virtually level.  All measures remained well within prescribed policy limits.

The risk position increased moderately in the upper shock scenarios. The major contributor to the increased risk was the loan portfolio. Longer durations in the loan portfolio limit the potential increase to net interest income in a rising rate environment due to the fact fewer dollars are available to reprice as rates increase during the time horizon involved.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
September 30, 2011	(7.27)%		(4.67)%		(0.52)%		1.75%		N/A		N/A		N/A		N/A
December 31, 2010	(12.49)%		(9.78)%		(5.69)%		(2.68)%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (“EVE”) at risk decreased compared to year-end 2010 in all rising interest rate shock levels due primarily to longer durations in deposits and borrowings. The Company is retaining more low cost core deposits for longer lengths of time and as rates rise, the Company thus experiences a benefit in such market values.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2011.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at September 30, 2011. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2011, show short-term investments exceeding short-term borrowings by $32.1 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $486.3 million was available for borrowing based on pledged collateral, with $405.5 million borrowed against it as of September 30, 2011. The line of credit at the Federal Reserve totaled $285.8 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2011.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55.0 million at September 30, 2011, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of September 30, 2011. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2011.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2011, the Bank could have declared a dividend of $34.3 million to Bancorp. At September 30, 2011, Bancorp had liquid assets of $8.0 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.  Commitments to extend credit in the form of consumer, commercial real estate and business at September 30, 2011 were as follows:
	September 30,	December 31,
(In thousands)	2011	2010
Commercial	$72,447	$72,324
Real estate-development and construction	87,355	53,511
Real estate-residential mortgage	36,429	25,054
Lines of credit, principally home equity and business lines	621,830	586,816
Standby letters of credit	64,170	68,057
Total Commitments to extend credit and available credit lines	$882,231	$805,762

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 2011	-	N/A	-	730,000
August 2011	-	N/A	-	730,000
September 2011	23,592	$14.16	-	706,408

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

Date: November 8, 2011

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 8, 2011