Form 10-K
period 2011-12-31
SANDY SPRING BANCORP INC
filed 2012-03-15
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter was approximately $424 million, based on the closing sales price of $17.99 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 9, 2012.

Common stock, $1.00 par value – 24,096,518 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 2012 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.

Table of Contents

Forward-Looking Statements	2

PART I.

Item 1. Business	3

Item 1A. Risk Factors	13

Item 1B. Unresolved Staff Comments	17

Item 2. Properties	17

Item 3. Legal Proceedings	17

Item 4. Mine Safety Disclosures	17

Executive Officers	12

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6. Selected Financial Data	21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	45

Item 8. Financial Statements and Supplementary Data	46

Reports of Independent Registered Public Accounting Firms	47

Consolidated Financial Statements	49

Notes to the Consolidated Financial Statements	53

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	97

Item 9A. Controls and Procedures	97

Item 9B. Other Information	97

PART III.

Item 10. Directors, Executive Officers and Corporate Governance	97

Item 11. Executive Compensation	97

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97

Item 13. Certain Relationships and Related Transactions and Director Independence	97

Item 14. Principal Accounting Fees and Services	97

PART IV.
Item 15. Exhibits, Financial Statements, and Reports on Form 8-K	98

Signatures	100

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

•	general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•	changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services companies, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

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

With $3.7 billion in assets, the Company is the largest publicly traded banking company headquartered and operating in Maryland. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in the Central Maryland and Northern Virginia area. The Bank’s business footprint serves one of the better performing business regions in the country. Among combined metro areas in the U.S., the Washington-Baltimore-Northern Virginia Combined Statistical Area ranked third annually in total “Effective Buying Income”, with $242 billion according to the Maryland Department of Business & Economic Development. At June 30, 2011, with $2.6 billion of deposits in Maryland, Sandy Spring Bancorp had the largest deposit market share of any bank holding company headquartered in Maryland according to SNL Financial. The Baltimore-Washington area is a regional center for federal and state government services, service oriented businesses and various industries. Both areas are accessible to a deepwater harbor, the fifth largest in the nation, and have proximity to a large network of interstate and well maintained highways, notably Interstates 95, 70, 83, 81 and 68. As a consequence, the area is also a major provider of warehouse operations for retail distribution and logistics providers. Additionally, the region also has a high concentration of third party government service providers, in addition to hosting a robust technology sector. The employment in the health and education industries is also significant. On a consolidated basis, the area possesses a diverse blue-collar to white-collar business environment.

Maryland has the highest state median household income in the country at $69,000 for 2010, according to the U.S. Census Bureau. To complement its presence in the Maryland market, the Bank is expanding its number of community offices in Northern Virginia, which is home to nearly 2.6 million people. The Baltimore-Washington area has six out of the top ten most affluent counties in the United States, as measured by median household income, according to the U.S. Census Bureau. Important to both Maryland and Northern Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. The market area benefits from the presence and employment stability of the federal government and related service industries. In addition, management believes that the market is benefitting from stimulus spending, recent military base relocation and expansion initiatives by the general defense and homeland security industries.

While general economic decline has had an adverse impact on the local economy, the regional unemployment rate is currently below the national average according to the Bureau of Labor Statistics as of December, 2011. The workforce is relatively stable due to government and related employment opportunities and the presence of a diverse manufacturing base and service industries, and a better than average regional economic outlook. Recent activity reflects improving conditions in the market, as the Washington metro statistical area was one of only two MSAs in the country to show gains in home prices in 2011 according to the latest Case-Shiller report as of October, 2011. At year-end 2011 economic metrics on retail sales, mortgage delinquencies, office vacancies, personal income and median family income indicated generally positive economic signals when compared to the other areas of the United States. Management believes that the regional economy has begun to turn around and is now in a position for further recovery and expansion. Management believes that as the economy continues to recover, growth opportunities will present themselves that the Company can take advantage of while adequately managing credit risk.

Loan and Lease Products

The Company currently offers a complete menu of loan and lease products primarily in our identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 37 of this report.

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

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates nonconforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. These nonconforming loans generated for sale include some residential mortgage credits where the loans may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less, and are included in residential mortgages held for sale. The Company's current practice is to sell both conforming and non-conforming loans on a servicing released basis.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2011, the Company had $19.3 million in SNC purchased outstanding and no SNC sold outstanding. During 2011, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2011, other financial institutions had $2.2 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $26.8 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC.

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

The Company primarily lends for commercial construction in local markets that are familiar and understandable, works selectively with top-quality builders and developers, and requires substantial equity from its borrowers. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk. Development and construction loans are secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information. A risk rating system is used on the commercial loan portfolio to determine any exposures to losses.

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

Consumer Loans

Consumer lending continues to be important to the Company’s full-service, community banking business. This category of loans includes primarily home equity loans and lines, installment loans, personal lines of credit and marine loans.

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, re-pricing every five years thereafter at a predetermined spread to the prime rate of interest. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The short overall average duration of 3.1 years of the investment portfolio together with the types of investments (98% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

Employees

The Company and its subsidiaries employed 713 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2011. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

Competition

The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions located in the Bank’s primary market area of Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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

Sandy Spring Insurance Corporation (“SSIC”), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland. Both agencies face competition primarily from other insurance agencies and insurance companies. West Financial Services, Inc. (“WFS”), a wholly owned subsidiary of the Bank, is an asset management and financial planning company located in McLean, Virginia. WFS faces competition primarily from other financial planners, banks, and financial management companies.

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

Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities. Banks with or without holding companies also may establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial services companies expand their operations to engage in new activities and provide a wider array of products.

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

Prior to acquiring control of the Company or the Bank, any company must obtain approval of the Federal Reserve. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

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

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 11–Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Deposit insurance assessments are based on total assets less tangible equity. The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.  The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Sandy Spring Bank. Management cannot predict what insurance assessment rates will be in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2011 and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2011, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 10-Subordinated Debentures,” and "Note 23 – Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

Supervision and Regulation of Mortgage Banking Operations

The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act”, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations and related Nasdaq Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on our internal control over financial reporting.

Regulatory Restructuring Legislation

The Dodd-Frank Act, enacted in 2010, implements significant changes to the regulation of depository institutions. The Dodd-Frank Act provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator. In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Executive Officers

The following listing sets forth the name, age (as of February 28, 2011), principal position and recent business experience of each executive officer:

R. Louis Caceres, 49, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 59, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002. Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 53, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 48, became Executive Vice President for Commercial and Retail Banking on January 1, 2011. Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking. Additionally, on January 1, 2008, he became president of the Northern Virginia Market. Prior to joining the Bank, Mr. O'Brien was an Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 47, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009. Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

John D. Sadowski, 48, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Jeffrey A. Welch, 52, became an Executive Vice President and Chief Credit Officer of the Bank in 2008. Prior to joining the Bank, Mr. Welch served as a Senior Vice President of Commerce Bank.

Item 1A. RISK FACTORS

Investing in the Company’s common stock involves risks. The investor should carefully consider the following risk factors before deciding to make an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular. The national economy recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

The geographic concentration of our operations makes the Company susceptible to downturns in local economic conditions.

The Company’s commercial and commercial real estate lending operations are concentrated in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce the growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect performance and financial condition. Recent declines in real estate values could cause some of the residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral.

The Company’s allowance for loan and lease losses may not be adequate to cover our actual loan and lease losses, which could adversely affect the Company’s financial condition and results of operations.

An allowance for loan and lease losses is maintained in an amount that is believed to be adequate to provide for probable losses inherent in the portfolio. The Company has an aggressive program to monitor credit quality and to identify loans and leases that may become non-performing, however, at any time there are loans and leases included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem credits. There can be no assurance that the ability exists to identify all deteriorating credits prior to them becoming non-performing assets, or that the Company will have the ability to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the Company’s allowance for loan and lease losses. These regulatory agencies may require an increase the provision for loan and lease losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan and lease losses could have a negative effect on the financial condition and results of operations of the Company.

If non-performing assets increase, earnings will be adversely impacted.

At December 31, 2011, non-performing assets totaled $83.6 million, or 2.25%, of total assets, compared to non-performing assets of $97.7 million, or 2.78% of total assets at December 31, 2010. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses and from time to time and must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan and lease losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected. A further downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans. There can be no assurance that non-performing loans will not experience an increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

The Company may be subject to certain risks related to originating and selling mortgage loans.

When mortgage loans are sold, it is customary to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. The whole loan sale agreements require the repurchase or substitution of mortgage loans in the event the Company breaches any of these representations or warranties. In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. The Company receives a limited number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early payment default of the borrower on mortgage loans. The Company has enhanced its underwriting policies and procedures, however, these steps may not be effective or reduce the risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, the Company’s results of operations could be adversely affected.

Delays in the Company’s ability to foreclose on delinquent mortgage loans may negatively impact the Company’s business.

The origination of mortgage loans occurs with the expectation that if the borrower defaults then the ultimate loss is mitigated by the value of the collateral that secures the mortgage loan. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in delays in foreclosing. Any delay in the foreclosure process will adversely affect the Company by increasing the expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes the Company to losses as a result of potential additional declines in the value of such collateral.

Changes in interest rates and other factors beyond the Company’s control may adversely affect earnings and financial condition.

The Company’s net income depends to a great extent upon the level of net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2011, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 0.06% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

The Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk.

The investment securities portfolio has risks factors beyond the Company’s control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required the Company to base its fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

The Company is subject to liquidity risks.

Market conditions could negatively affect the level or cost of available liquidity, which would affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits and Federal Home Loan Bank advances are the Company’s primary source of funding. A significant decrease in the core deposits, an inability to renew Federal Home Loan Bank advances, an inability to obtain alternative funding to core deposits or Federal Home Loan Bank advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on the Company’s business, financial condition and results of operations.

Potential impairment in the carrying value of goodwill could negatively impact the Company’s earnings.

At December 31, 2011, goodwill totaled $76.8 million. Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, there could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analyses, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2011.

The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.

The Company believes that its continued growth and future success will depend in large part on the skills of its management team and its ability to motivate and retain these individuals and other key personnel. In particular, the Company relies on the leadership of its Chief Executive Officer, Daniel J. Schrider. The loss of service of Mr. Schrider or one or more of the Company’s other executive officers or key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, its business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes will occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. The Company believes its management team possesses valuable knowledge about the banking industry and the Company’s markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer and Chief Financial Officer have entered into employment agreements with the Company, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. The Company’s success also depends on the experience of its branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact the Company’s banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition or operating results.

The market price for the Company’s stock may be volatile.

The market price for the Company’s common stock has fluctuated, ranging between $13.89 and $19.64 per share during the 12 months ended December 31, 2011. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

•	past and future dividend practice;
•	financial condition, performance, creditworthiness and prospects;
•	quarterly variations in operating results or the quality of the Company’s assets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to the future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Company or its competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to the Company;
•	future sales of the Company’s equity or equity-related securities;
•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.

There can be no assurance that a more active or consistent trading market in the Company’s common stock will develop. As a result, relatively small trades could have a significant impact on the price of the Company’s common stock.

The cost savings that the Company estimates for mergers and acquisitions may not be realized.

The success of the Company’s mergers and acquisitions may depend, in part, on the ability to realize the estimated cost savings from combining the acquired businesses with the Company’s existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Combining acquired businesses with Sandy Spring may be more difficult, costly, or time-consuming than expected, or could result in the loss of customers.

It is possible that the process of merger integration of acquired companies could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger or acquisition. There also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements or other customer relationships after the merger or acquisition.

Competition may decrease the Company’s growth or profits.

The Company competes for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than possessed by the Company. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease the Company’s net interest margin, increase the Company’s operating costs, and may make it harder to compete profitably.

The Company operates in a highly regulated industry, and compliance with, or changes to, the laws and regulations that govern its operations may adversely affect the Company.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Sandy Spring Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by Maryland banking authorities. Sandy Spring Bancorp is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase the cost of doing business or otherwise adversely affect the Company and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and the Company cannot predict the ultimate effect of these changes, which could have a material adverse effect on the Company’s results of operations or financial condition. Federal economic and monetary policy may also affect the Company’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on the Company’s business are: changes to regulatory capital requirements; exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital; creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products); potential limitations on federal preemption; changes to deposit insurance assessments; regulation of debit interchange fees; changes in retail banking regulations, including potential limitations on certain fees the Company may charge; and changes in regulation of consumer mortgage loan origination and risk retention. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition.

The Company’s ability to pay dividends is limited by law and contract.

The ability to pay dividends to shareholders largely depends on Sandy Spring Bancorp’s receipt of dividends from Sandy Spring Bank. The amount of dividends that Sandy Spring Bank may pay to Sandy Spring Bancorp is limited by federal laws and regulations. The ability of Sandy Spring Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements. There is no assurance that Sandy Spring Bank will be able to pay dividends to Sandy Spring Bancorp in the future. The decision may be made to limit the payment of dividends even when the legal ability to pay them exists, in order to retain earnings for other uses. A prohibition from paying dividends on common stock also exists if the required payments on the Company’s subordinated debentures have not been made.

Restrictions on unfriendly acquisitions could prevent a takeover of the Company.

The Company’s articles of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the board of directors. The Maryland General Corporation Law includes provisions that make an acquisition of Sandy Spring Bancorp more difficult. These provisions may prevent a future takeover attempt in which the shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. The Company’s articles of incorporation also authorize the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

Future sales of the Company’s common stock or other securities may dilute the value and adversely affect the market price of the Company’s common stock.

In many situations, the board of directors has the authority, without any vote of the Company’s shareholders, to issue shares of authorized but unissued stock, including shares authorized and unissued under the Company’s equity incentive plans. In the future, additional securities may be issued, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the Company’s common stock. In addition, option holders may exercise their options at a time when the Company would otherwise be able to obtain additional equity capital on more favorable terms.

Changes in the Federal or State tax laws may negatively impact the Company’s financial performance.

The Company is subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect the current and future financial performance of the Company.

Changes in accounting standards or interpretation of new or existing standards may affect how the Company reports its financial condition and results of operations.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2011, Sandy Spring Bank owned 13 of its 43 full-service community banking centers and leased the remaining banking centers. See Note 6 to the Notes to the Consolidated Financial Statements for additional information.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At March 1, 2012 there were 2,480 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. Shareholders received quarterly cash common dividends totaling $8.3 million in 2011 and $0.9 million in 2010. Dividends increased in 2011 over 2010 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 33,284 in 2011 and 33,826 in 2010, while issuances pursuant to exercises of stock options and grants of restricted stock were 32,890 and 45,975 in the respective years. Shares issued under the director stock purchase plan totaled 1,833 shares in 2011 and 3,709 shares in 2010.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2011			2010
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$16.19	$19.94	$0.08	$8.25	$15.13	$0.01

2nd	16.86	19.31	0.08	13.95	18.20	0.01

3rd	13.64	19.27	0.08	13.44	17.39	0.01

4th	13.96	18.78	0.10	15.27	18.75	0.01

Total			$0.34			$0.04

Issuer Purchases of Equity Securities

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 23,592 shares of common stock at an average price of $14.16 per share during the year ended December 31, 2011. The Company did not repurchase any shares of its common stock in the quarter ended December 31, 2011.

As a result of the continued participation in the TARP Capital Purchase Program during 2010, the Company was prohibited from repurchasing any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department. Accordingly, no shares were repurchased during 2010.

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2006, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2006, in the common stock and the securities included in the indexes.

	December 31,
Index	2006	2007	2008	2009	2010	2011
Sandy Spring Bancorp, Inc.	100.00	75.06	61.55	25.78	53.58	52.03
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
SASR Peer Group Index*	100.00	77.38	82.93	54.51	69.12	59.58

*The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion. The companies included in this index are: Bancorp, Inc. (DE); BNC Bancorp (NC); Burke and Herbert Bank & Trust Company (VA); Cardinal Financial Corporation (VA); Carter Bank & Trust (VA); City Holding Company (WV); Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); First Financial Bancorp (OH); Hampton Roads Bankshares, Inc. (VA); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); S&T Bancorp, Inc. (PA); Stellar One Company (VA); Southern BancShares. Inc. (NC); Sun Bancorp, Inc. (NJ); Tower Bancorp, Inc. (PA); Towne Bank (VA); Union First Market Bankshares Corporation (VA); Univest Company of Pennsylvania (PA); Virginia Commerce Bancorp, Inc. (VA); WesBanco, Inc. (WV); and Yadkin Valley Financial Corp. (NC). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2011, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders	635,197	$31.42	1,047,583

Equity compensation plans not approved by security holders	-	-	-

Total	635,197	$31.42	1,047,583

Item 6. Selected Financial Data

Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Results of Operations:
Tax-equivalent interest income	$145,072	$153,185	$160,069	$173,389	$186,481
Interest expense	26,524	32,742	51,522	60,386	76,149
Tax-equivalent net interest income	118,548	120,443	108,547	113,003	110,332
Tax-equivalent adjustment	5,602	4,836	4,839	4,544	5,506
Provision for loan and lease losses	1,428	25,908	76,762	33,192	4,094
Net interest income after provision for loan and lease losses	111,518	89,699	26,946	75,267	100,732
Non-interest income	43,500	43,782	43,356	45,525	44,123
Non-interest expenses	105,071	100,912	101,154	101,371	99,622
Income (loss) before taxes	49,947	32,569	(30,852)	19,421	45,233
Income tax expense (benefit)	15,845	9,049	(15,997)	3,642	12,971
Net income (loss)	34,102	23,520	(14,855)	15,779	32,262
Net income (loss) available to common stockholders	34,102	17,371	(19,655)	15,445	32,262

Per Share Data:
Net income (loss) - basic per share	$1.42	$1.05	$(0.90)	$0.96	$2.01
Net income (loss) - basic per common share	1.42	0.78	(1.20)	0.94	2.01
Net income (loss) -diluted per share	1.41	1.05	(0.90)	0.96	2.01
Net income (loss) - diluted per common share	1.41	0.78	(1.20)	0.94	2.01
Dividends declared per common share	0.34	0.04	0.37	0.96	0.92
Book value per common share	18.52	16.95	17.80	19.05	19.31
Dividends declared to diluted net income per common share	24.11%	5.13%	(30.83)%	102.12%	45.77%

Period End Balances:
Assets	$3,711,370	$3,519,388	$3,630,478	$3,313,638	$3,043,953
Investment securities	1,164,699	1,042,943	1,023,799	492,491	445,273
Loans and leases	2,239,692	2,156,232	2,298,010	2,490,646	2,277,031
Deposits	2,656,520	2,549,872	2,696,842	2,365,257	2,273,868
Borrowings	584,021	537,001	535,646	522,658	426,525
Stockholders’ equity	446,109	407,569	373,586	391,862	315,640

Average Balances:
Assets	$3,581,566	$3,612,988	$3,557,234	$3,152,586	$2,935,451
Investment securities	1,129,981	1,039,126	824,802	428,479	495,928
Loans and leases	2,161,759	2,236,885	2,416,470	2,420,040	2,113,476
Deposits	2,614,220	2,611,009	2,599,284	2,284,648	2,253,979
Borrowings	518,784	534,629	535,272	513,237	361,884
Stockholders’ equity	422,681	441,195	389,221	324,995	290,224

Performance Ratios:
Return on average assets	0.95%	0.48%	(0.55)%	0.49%	1.10%
Return on average common equity	8.07	4.56	(6.35)	4.84	11.12
Yield on average interest-earning assets	4.37	4.58	4.85	6.02	6.98
Rate on average interest-bearing liabilities	1.06	1.27	1.97	2.56	3.50
Net interest spread	3.31	3.31	2.88	3.46	3.48
Net interest margin	3.57	3.60	3.29	3.92	4.13
Efficiency ratio – GAAP (1)	67.16	63.31	68.78	65.83	66.88
Efficiency ratio – Non-GAAP (1)	63.75	60.36	64.37	59.69	61.87

Capital Ratios:
Tier 1 leverage	10.84%	10.30%	9.09%	11.00%	8.87%
Tier 1 capital to risk-weighted assets	14.57	14.11	12.01	12.56	10.28
Total regulatory capital to risk-weighted assets	15.83	15.37	13.27	13.82	11.28
Tangible common equity to tangible assets - Non-GAAP (2)	9.68	9.51	5.95	7.18	7.57
Average equity to average assets	11.80	12.21	10.94	10.31	9.89

Credit Quality Ratios:
Allowance for loan losses to loans and leases	2.21%	2.88%	2.81%	2.03%	1.10%
Non-performing loans to total loans	3.53	4.08	5.82	2.79	1.51
Non-performing assets to total assets	2.25	2.78	3.89	2.18	1.15
Net charge-offs to average loans and leases	0.66	1.27	2.61	0.32	0.06

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”
(2)	See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011 totaled $34.1 million ($1.41 per diluted share), compared to net income of $23.5 million ($1.05 per diluted share) for the prior year. These results reflect the following events:

•	The provision for loan and lease losses was a charge of $1.4 million for 2011 compared to a charge of $25.9 million for 2010. This declining trend was due mainly to a continuing lower level of historical net charge-offs, which is a principal component in the application of the Company’s allowance methodology, together with a decline in non-performing assets.
•	Average deposits for the year ended December 31, 2011 remained level compared to the prior year, reflecting an 11% increase in noninterest-bearing deposits that was offset by a 3% decrease in interest-bearing deposits compared to 2010. Deposit balances at December 31, 2011 increased 4% compared to the prior year end. This increase was driven mainly by a 15% increase in noninterest-bearing deposits.
•	Average total loans for the year ended December 31, 2011 declined 3% compared to the prior year due largely to decreases in commercial business and consumer loans. However, total loans at December 31, 2011 increased 4% compared to the balance at December 31, 2010. This improvement, which occurred late in 2011, was driven primarily by growth in all commercial loan lines and residential mortgage loans and was partially offset by a decline in consumer loans.
•	Net interest income decreased 2% in 2011 compared to the prior year. This general downward trend was due to record low market interest rates and a decline in average interest-earning assets as a result of new loan volume for the year that was insufficient to offset increased loan payoffs.

In 2011, the nation and the mid-Atlantic region in which the Company operates began to show positive, although often slow and uneven, economic momentum. Significant volatility continued in selected areas of the economy due to concerns over the United States budget deficit and the financial stability of several countries in Western Europe. The real estate market continued to struggle in the face of credit constraints which were only partially offset by declining mortgage rates and lower prices. Unemployment rates began to decline toward the end of the year but remain at historically high levels. Together with municipal budget deficits across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain economic recovery and expansion. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital and overall credit quality has continued to improve.

The net interest margin decreased, although at a slower pace, to 3.57% in 2011 compared to 3.60% in 2010. This decrease was driven primarily by a decline in the average rates earned on interest-earning assets, which exceeded the decline in the average rates paid on interest-bearing liabilities, as historically low interest rates inhibited the Company’s ability to further reduce the rates paid on deposits. This effect was somewhat mitigated by the growth in noninterest-bearing deposits during the year, which provided funding at no cost compared to the higher cost of borrowed funds. Average total deposits remained virtually level compared with the prior year while average loans declined 3% compared to 2010 due to the economic factors mentioned above.

A strong level of liquidity continued from previous years through the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve during 2011 as non-performing assets decreased to $83.6 million from $97.7 million in 2010. This decrease was due primarily to the Company’s aggressive efforts to resolve non-performing loans together with sales of other real estate owned. In addition, reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio, continued to positively affect the Company’s credit metrics.

At December 31, 2011, the Company remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 7% over the prior year end from $13.59 to $14.58.

Total assets at December 31, 2011 increased 5% to $3.7 billion compared to December 31, 2010. Loan balances increased 4% compared to the prior year due primarily to increases of 7% in commercial loans and 6% in residential mortgage loans which were somewhat offset by a 5% decrease in consumer loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 3% compared to balances at December 31, 2010. This increase was due primarily to increases of 15% in noninterest-bearing deposits, 13% in regular savings accounts and 16% in interest-bearing checking accounts. These increases were partially offset by a decline of 7% in certificates of deposit while money market accounts remained at a comparable level with the prior year end. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit, as clients emphasized safety and short term liquidity in the face of volatile equity markets and low interest rates. During the same period, stockholders’ equity increased to $446.1 million or 12% of total assets due to net income and a significant increase in accumulated comprehensive income for the year resulting from higher unrealized gains on investments available-for-sale.

Net interest income decreased by $2.7 million, or 2% compared to the prior year. A decline of 21 basis points in the yield on average interest-earning assets together with a 1% decrease in the related average balances more than offset the combined effect of a 21 basis point decrease in the cost of interest-bearing liabilities, growth of 15% in noninterest-bearing deposits and a $14.2 million decrease in non-performing assets.

Non-interest income remained level for 2011 compared to 2010. Trust and investment management fees increased 16% over the prior year period due to higher average assets under management resulting primarily from new client additions. Fees on sales of investment products increased 8% due to an increase in managed assets and higher sales of financial products while income from Visa check transactions increased 9% as the volume of such transactions continued to increase. These increases were largely offset by a decrease in insurance commissions of 11% brought about by a change in the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010. In addition, service charges on deposits declined 8% as a result of the impact of recently enacted legislation on overdraft fees and income from mortgage banking activities decreased 12% due primarily to lower accrued gains on mortgage commitments in 2011 compared to 2010.

Non-interest expenses increased 4% compared to the prior year due largely to a 7% increase in salaries and benefits expense. Other non-interest expense increased 8% due primarily to losses on sales of other real estate owned and loan work out expenses.

Non-performing assets decreased to $83.6 million at December 31, 2011 compared to $97.7 million at December 31, 2010. Non-performing assets represented 2.25% of total assets at December 31, 2011 compared to 2.78% at December 31, 2010. The ratio of net charge-offs to average loans and leases was .66% for 2011, compared to 1.27% for 2010.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. The following accounting policies comprise those policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Allowance for loan and lease losses;
•	Goodwill impairment;
•	Accounting for income taxes;
•	Fair value measurements, including assessment of other than temporary impairment;
•	Defined benefit pension plan.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the lending portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions or reductions to the allowance may be necessary based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company periodically review the loan and lease portfolio and the allowance. Such reviews may result in additional provisions based on their judgments of information available at the time of each examination.

The Company’s allowance for loan and lease losses has two basic components: a general allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 and Note 5 of the Notes to the Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by the Credit and Investment Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

General allowances are based upon historical loss experience by portfolio segment measured over the prior eight quarters and weighted so that losses realized in the most recent quarters have the greatest effect. The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

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

The general allowance comprised 84% of the total allowance at December 31, 2011 and 94% at December 31, 2010. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;
•	resources and payment record;
•	demonstrated or documented support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

These factors combine to estimate the probability and severity of potential losses. At December 31, 2011, the specific allowance accounted for 16% of the total allowance as compared to 6% at December 31, 2010. The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill and Other Intangible Asset Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data , and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Recently amended accounting guidance that provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two step process must be performed. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected early adoption of this guidance in performing its annual impairment testing as of October 1, 2011 with respect to its community banking and investment management reporting units. With respect to its insurance reporting unit, the Company elected to engage a third-party valuation firm to determine the fair value of this reporting unit to utilize in the “step one” test for potential goodwill impairment. The company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of this unit and determined that the “step two test” for impairment was not necessary. At December 31, 2011 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that a lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line basis over varying periods that initially did not exceed 15 years.

Accounting for Income Taxes

The Company accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company’s accounting policy follows the prescribed authoritative guidance that a minimal probability threshold of a tax position must be met before a financial statement benefit is recognized. The Company recognized, when applicable, interest and penalties related to unrecognized tax benefits in other non-interest expenses in the Consolidated Statements of Income (Loss). Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the applicable reporting and accounting requirements.

Management expects that the Company’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates due to the requirement that any change in judgment or measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value in accordance with applicable accounting standards. Significant financial instruments measured at fair value on a recurring basis are investment securities available-for-sale, residential mortgages held for sale and commercial loan interest rate swap agreements. Loans where it is probable that the Company will not collect all principal and interest payments according to the contractual terms are considered impaired loans and are measured on a nonrecurring basis.

The Company conducts a quarterly review for all investment securities that have potential impairment to determine whether unrealized losses are other-than-temporary. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, valuations are based on pricing models, quotes for similar investment securities, and, where necessary, an income valuation approach based on the present value of expected cash flows. In addition, the Company considers the financial condition of the issuer, the receipt of principal and interest according to the contractual terms and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The above accounting policies with respect to fair value are discussed in further detail in “Note 21-Fair Value” to the Consolidated Financial Statements.

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan. The plan was frozen for existing entrants after December 31, 2007 and all benefit accruals for employees were frozen as of December 31, 2007 based on past service. Future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

Consolidated Average Balances, Yields and Rates

	2011			2010			2009
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$457,886	$21,971	4.80%	$464,462	$24,838	5.35%	$471,221	$27,560	5.85%
Residential construction loans	89,823	3,410	3.80	88,729	4,037	4.55	139,197	7,165	5.15
Commercial ADC loans	149,571	6,819	4.56	157,879	6,459	4.09	221,863	7,057	3.18
Commercial investor real estate loans	349,447	20,213	5.78	335,141	20,174	6.02	316,870	19,479	6.15
Commercial owner occupied real estate loans	511,692	30,197	5.90	512,008	30,820	6.02	527,221	32,413	6.15
Commercial business loans	229,825	11,344	4.94	264,281	13,329	5.04	305,170	15,711	5.15
Leasing	10,505	707	6.73	20,682	1,460	7.06	29,923	2,280	7.62
Consumer loans	363,010	13,271	3.68	393,703	15,206	3.88	405,005	16,001	3.96
Total loans and leases (3)	2,161,759	107,932	5.00	2,236,885	116,323	5.20	2,416,470	127,666	5.28
Taxable securities	885,023	23,471	2.65	875,292	25,630	2.93	662,853	20,784	3.14
Tax-exempt securities (4)	244,958	13,590	5.55	163,834	11,052	6.75	161,949	11,467	7.08
Interest-bearing deposits with banks	30,270	77	0.25	69,755	177	0.25	56,980	149	0.26
Federal funds sold	1,337	2	0.14	1,773	3	0.17	2,045	3	0.19
Total interest-earning assets	3,323,347	145,072	4.37	3,347,539	153,185	4.58	3,300,297	160,069	4.85

Less: allowance for loan and lease losses	(56,770)			(69,393)			(59,961)
Cash and due from banks	45,721			44,736			45,038
Premises and equipment, net	49,047			48,738			50,649
Other assets	220,221			241,368			221,211
Total assets	$3,581,566			$3,612,988			$3,557,234

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$340,110	364	0.11%	$292,106	324	0.11%	$254,047	420	0.17%
Regular savings deposits	184,050	183	0.10	165,032	164	0.10	152,383	210	0.14
Money market savings deposits	859,608	3,547	0.41	890,187	5,015	0.56	841,336	10,725	1.27
Time deposits	611,192	6,908	1.13	706,487	11,431	1.62	829,817	23,566	2.84
Total interest-bearing deposits	1,994,960	11,002	0.55	2,053,812	16,934	0.82	2,077,583	34,921	1.68
Other borrowings	78,207	212	0.27	89,932	269	0.30	88,198	308	0.35
Advances from FHLB	405,577	14,397	3.55	409,697	14,599	3.56	412,074	14,708	3.57
Subordinated debentures	35,000	913	2.61	35,000	940	2.69	35,000	1,585	4.53
Total interest-bearing liabilities	2,513,744	26,524	1.06	2,588,441	32,742	1.27	2,612,855	51,522	1.97

Noninterest-bearing demand deposits	619,260			557,197			521,701
Other liabilities	25,881			26,155			33,457
Stockholders' equity	422,681			441,195			389,221
Total liabilities and stockholders' equity	$3,581,566			$3,612,988			$3,557,234

Net interest income and spread		$118,548	3.31%		$120,443	3.31%		$108,547	2.88%
Less: tax-equivalent adjustment		5,602			4,836			4,839
Net interest income		$112,946			$115,607			$103,708

Interest income/earning assets			4.37%			4.58%			4.85%
Interest expense/earning assets			0.80			0.98			1.56
Net interest margin			3.57%			3.60%			3.29%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2011, 2010 and 2009. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.6 million, $4.8 million and $4.8 million in 2011, 2010 and 2009, respectively.

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

(3)	Non-accrual loans are included in the average balances.

(4)	Includes only investments that are exempt from federal taxes.

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

2011 vs. 2010

Net interest income for 2011 was $112.9 million compared to $115.6 million for 2010. On a tax-equivalent basis, net interest income decreased by 2% for 2011 to $118.5 million from $120.4 million for 2010. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.57% for 2011 compared to 3.60% for 2010. Average interest-earning assets decreased by 1% while average interest-bearing liabilities decreased 3% in 2011. Average noninterest-bearing deposits increased 11% in 2011 while the percentage of average noninterest-bearing deposits to total deposits also increased to 25% in 2011 compared to 23% in 2010.

2010 vs. 2009

Net interest income for 2010 was $115.6 million, representing an increase of $11.9 million or 11% from 2010. The increase in tax-equivalent net interest margin in 2010 resulted from declining rates paid on deposits which more than offset the decrease in yields on earning assets which was partially affected by a decrease in non-accrual loans. Average noninterest-bearing deposits increased 7% in 2010 while the percentage of average noninterest-bearing deposits to total deposits also increased to 23% in 2010 compared to 20% in 2009. On a tax-equivalent basis, net interest income increased by 11% in 2010 to $120.4 million from $108.5 million in 2009.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(8,391)	$(3,860)	$(4,531)	$(11,343)	$(9,360)	$(1,983)
Securities	379	3,095	(2,716)	4,431	7,787	(3,356)
Other earning assets	(101)	(102)	1	28	32	(4)
Total interest income	(8,113)	(867)	(7,246)	(6,884)	(1,541)	(5,343)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	40	49	(9)	(96)	57	(153)
Regular savings deposits	19	20	(1)	(46)	16	(62)
Money market savings deposits	(1,468)	(170)	(1,298)	(5,710)	584	(6,294)
Time deposits	(4,523)	(1,395)	(3,128)	(12,135)	(3,115)	(9,020)
Total borrowings	(286)	(480)	194	(793)	(20)	(773)
Total interest expense	(6,218)	(1,976)	(4,242)	(18,780)	(2,478)	(16,302)
Net interest income	$(1,895)	$1,109	$(3,004)	$11,896	$937	$10,959

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2011 vs. 2010

The Company's total tax-equivalent interest income decreased by $8.1 million or 5% in 2011 compared to 2010. The previous table shows that, in 2011, the decrease in interest income resulted primarily from a decline in earning asset yields with respect to both the loan and investment portfolios and to some extent, a decrease in average loans and leases.

During 2011, the yield on average loans and leases decreased by 20 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. In addition, the average balance of the loan portfolio declined 3% in 2011 compared to the prior year as the volume of quality loan demand remained low due to the struggling economy. The decline in the portfolio yield was driven by decreases of 20 basis points in the yield on the consumer loan portfolio and 60 basis points on the residential mortgage loan portfolio together with a decrease of 6 basis points in the yield on the commercial loan portfolio. The decrease in the average balance of the loan portfolio was driven by declines in several segments of the portfolio, particularly commercial business loans, due to soft market demand, and consumer loans, due to pay downs of conventional second mortgage loans and installment loans.

The average yield on investment securities decreased 25 basis points while the average balance of the portfolio increased 9% or $90 million in 2011 compared to the prior year. The growth in investments was due to liquidity provided primarily by the decline in loan balances mentioned above. The decrease in the yield on investments was due to the fact that a significant portion of the portfolio is invested in amortizing securities that were replaced by lower yielding investments as a result of lower overall market rates.

2010 vs. 2009

Interest income decreased by $6.9 million or 4% in 2010 compared to 2009 due to a decrease in interest income resulting primarily from a decline in average interest-earning asset yields. This was partially offset by growth in average interest-earning assets. Average loans and leases, yielding 5.20% versus 5.28% a year earlier, decreased $179.6 million or 7%. The average residential real estate portfolio decreased 9% due mainly to a 36% decrease in residential construction loans while the average commercial loans and leases portfolio decreased 8% due largely to a 29% decrease in commercial ADC loans. The average consumer loan portfolio decreased 3% due to declines of 23% in installment loans and 20% in conventional second mortgage loans. In 2010, average loans and leases comprised 67% of average earning assets compared to a ratio of 73% in 2009. Average total investment securities, yielding 3.53% in 2010 versus 3.91% in the prior year, increased 26% to $1.0 billion. Average total investment securities comprised 31% of average earning assets in 2010 compared to 25% in 2009. The growth in average investment securities in 2010 was due mainly to the growth in deposits throughout 2009 resulting from the Company’s strategy to grow market share, and the decline in loans was due primarily to soft loan demand during 2010.

Interest Expense

2011 vs. 2010

Interest expense decreased by $6.2 million or 19% in 2011 compared to 2010, primarily as a result of a 21 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.06% from 1.27%. Deposit activity during 2011 continued to be affected by a very slowly recovering economy and historically low interest rates. Average deposits remained virtually level as average certificates of deposit decreased $95 million or 13% compared to the prior year. This decrease was offset by an increase of $110 million or 13% in average noninterest-bearing and interest-bearing checking accounts as clients redeployed funds into short-term instruments to preserve liquidity. Average balances of money market accounts remained level during 2011 compared to the prior year. During 2011, the Company continued to preserve its net interest margin in the face of reduced loan volumes as it reduced rates on higher cost certificates of deposit thus prompting growth in noninterest-bearing checking accounts. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships.

2010 vs. 2009

Interest expense decreased by 36% or $18.8 million in 2010, compared to 2009, primarily as a result of a 70 basis point decrease in the average rate paid on deposits and borrowings, which decreased to 1.27% from 1.97%. Deposit and borrowing activity during 2010 continued to be driven by challenging market conditions as both the national and regional economy began a very slow and uneven recovery. Through a major deposit growth campaign in 2009, the Company saw strong growth in its deposit market share. During 2010, the Company experienced a planned decline in deposits as it managed its net interest margin through reductions in rates. Much of this decrease, particularly in time deposits, was incurred with single product clients, and thus did not significantly affect clients with multiple product relationships. Most of this growth in deposits was deployed into investment securities to provide the necessary liquidity should loan demand increase in the future.

Interest Rate Performance

2011 vs. 2010

The declining trend in the net interest margin narrowed to a decrease of only 3 basis points in 2011 compared to 2010, as the net interest spread remained even in 2011 compared to 2010. These two indicators of interest rate performance reflected a decline of 21 basis points in both the yield on interest-earning assets and the rates paid on interest-bearing liabilities.

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

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

				2011/2010	2011/2010	2010/2009	2010/2009
(Dollars in thousands)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Securities gains	$292	$796	$418	$(504)	(63.3)%	$378	90.2%
Total other-than-temporary impairment ("OTTI") losses	(178)	(1,505)	-	1,327	(88.2)	(1,505)	-
Portion of OTTI losses recognized in other comprehensive income	18	993	-	(975)	(98.2)	993	-
before taxes Net OTTI recognized in earnings	(160)	(512)	-	352	(68.8)	(512)	-
Service charges on deposit accounts	9,527	10,326	11,433	(799)	(7.7)	(1,107)	(9.7)
Gains on sales of mortgage loans	3,228	3,664	3,473	(436)	(11.9)	191	5.5
Fees on sales of investment products	3,703	3,438	2,823	265	7.7	615	21.8
Trust and investment management fees	11,943	10,287	9,421	1,656	16.1	866	9.2
Insurance agency commissions	4,650	5,229	5,236	(579)	(11.1)	(7)	(0.1)
Income from bank owned life insurance	2,636	2,800	2,906	(164)	(5.9)	(106)	(3.6)
Visa check fees	3,637	3,325	2,920	312	9.4	405	13.9
Letter of credit fees	1,123	1,019	567	104	10.2	452	79.7
Extension fees	406	594	793	(188)	(31.6)	(199)	(25.1)
Other income	2,515	2,816	3,366	(301)	(10.7)	(550)	(16.3)
Total non-interest income	$43,500	$43,782	$43,356	$(282)	(0.6)	$426	1.0

2011 vs. 2010

Total non-interest income was $43.5 million in 2011 compared to $43.8 million in 2010. As shown in the table above, the primary drivers of non-interest income for 2011 were decreases in service charges on deposits, insurance agency commissions and income from mortgage banking activities, which were largely offset by increases in wealth management revenues, comprised of trust and investment management fees and fees on sales on investment products, together with a continued increase in Visa check fees.

Service charges on deposits declined due primarily to a decrease in overdraft fees due in large part to the impact of recently enacted legislation on overdraft and other fees. Insurance agency commission revenue declined in 2011 compared to 2010 due mainly to a change in the timing of the recognition of renewal premiums that was implemented in the first quarter of 2010. Income from mortgage banking activities decreased compared to the prior year due primarily to lower accrued gains on mortgage commitments in 2011 compared to 2010.

Income from bank owned life insurance decreased 6% in 2011 compared to 2010 due primarily to declining market interest rates. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $81.1 million at December 31, 2011 and $78.5 million at December 31, 2010 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.50% for 2011 compared to 6.05% for 2010.

Wealth management revenues increased compared to the prior year due to increases in both trust and investment management fees and fees on sales of investment products. During 2011, investment management fees in West Financial Services increased 7% to $5.4 million due to higher average assets under management as a result of market activity and new client additions. Trust services fees increased 25% to $6.5 million compared to the prior year due also to an increase in average assets under management, largely from new client additions. Total assets under management for West Financial Services, trust and investment services increased $157.7 million or 8% to $2.1 billion at December 31, 2011 compared to $1.9 billion at December 31, 2010.

Net OTTI losses recognized in earnings in 2011 declined compared to 2010 due largely to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was solely responsible for all OTTI charges during 2011 and 2010. The Company recognized net securities gains of $0.3 million in 2011 compared to $0.8 million in 2010, exclusive of net OTTI losses mentioned above.

2010 vs. 2009

Total non-interest income was $43.8 million in 2010, a 1% increase from 2009. The primary reasons for the increase in non-interest income for 2010, as compared to 2009 were a 12% increase in wealth management revenues due to increased assets under management and a 14% increase in Visa check fees due to a higher volume of electronic transactions. These increases were somewhat offset by a 10% decrease in service charges on deposits due to lower commercial analysis fees and return check charges. The Company recognized securities gains of $0.8 million in 2010 compared to $0.4 million in 2009, exclusive of other-than-temporary impairment recognized in earnings.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2011/2010	2011/2010	2010/2009	2010/2009
(Dollars in thousands)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$59,625	$55,470	$54,460	$4,155	7.5%	$1,010	1.9%
Occupancy expense of premises	11,519	11,477	10,710	42	0.4	767	7.2
Equipment expenses	4,705	4,808	5,691	(103)	(2.1)	(883)	(15.5)
Marketing	2,389	2,359	2,166	30	1.3	193	8.9
Outside data services	4,159	3,992	3,721	167	4.2	271	7.3
FDIC insurance	3,187	4,497	6,092	(1,310)	(29.1)	(1,595)	(26.2)
Amortization of intangible assets	1,845	1,959	3,646	(114)	(5.8)	(1,687)	(46.3)
Professional fees	4,942	5,586	4,863	(644)	(11.5)	723	14.9
Other real estate owned	2,412	976	46	1,436	147.1	930	-
Postage and delivery	1,257	1,328	1,373	(71)	(5.3)	(45)	(3.3)
Communications	1,433	1,433	1,270	-	-	163	12.8
Other expenses	7,598	7,027	7,116	571	8.1	(89)	(1.3)
Total non-interest expense	$105,071	$100,912	$101,154	$4,159	4.1	$(242)	(0.2)

2011 vs. 2010

Non-interest expenses totaled $105.1 million in 2011 compared to $100.9 million in the prior year, an increase of 4%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses and other real estate owned expenses. These increases were partially offset by a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2011 due primarily to higher compensation expenses as a result of specific targeted staff additions, merit increases and higher incentive compensation expenses related to organic growth in specific product offerings compared to the prior year. Average full-time equivalent employees remained relatively constant from 2010 to 2011.

Occupancy, equipment and marketing expenses all remained virtually level in 2011 compared to 2010, while outside data services expenses increased in 2011 due primarily to increased transaction volumes.

Amortization of intangible assets decreased due to intangibles that became fully amortized during the year. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately three years at December 31, 2011.

FDIC insurance expense decreased in 2011 compared to 2010 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Professional fees declined in the current year as the Company completed the staffing of its internal audit function which had previously been outsourced.

Other real estate owned expenses increased in 2011 compared to 2010 due to losses on sales of other real estate owned as the Company made a concerted effort to dispose of such nonperforming assets. Other non-interest expenses increased compared to 2010 due mainly to higher personnel recruiting expenses and increased state franchise taxes.

2010 vs. 2009

Non-interest expenses remained virtually level for the year ended December 31, 2010 compared to 2009. Salaries and benefits expenses increased in 2010 due primarily to higher salary expenses as a result of merit increases and severance payments. Average full-time equivalent employees remained relatively constant from 2009 to 2010. Occupancy expense increased in 2010 compared to the prior year due mainly to higher rent and maintenance expenses. Marketing expenses also increased in 2010 compared to 2009 due primarily to higher advertising expenses. Outside data services expenses increased in 2010 due to increased transaction volumes. Professional fees increased over 2009 due to higher legal fees from loan workouts. Other real estate owned expense increased due primarily to higher losses on sales of other real estate owned as the Company disposed of such nonperforming assets. Other non-interest expenses remained virtually level in 2010 compared to 2009.

The above increases were offset by decreases in equipment expenses due primarily to reductions in depreciation expense and servicing expenses on equipment and a decrease in FDIC insurance expense due to a one-time special assessment in 2009. Amortization of intangible assets decreased in 2010 compared to 2009 due to certain intangibles from branch acquisitions that had fully amortized as of September, 2009.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measure

The Company also uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the non-GAAP efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both efficiency ratios increased in 2011 as a result of increasing non-interest expenses and a decline in net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
GAAP efficiency ratio:
Non-interest expenses	$105,071	$100,912	$101,154	$101,371	$99,622
Net interest income plus non-interest income	$156,446	$159,389	$147,064	$153,984	$148,949

Efficiency ratio–GAAP	67.16%	63.31%	68.78%	65.83%	66.88%

Non-GAAP efficiency ratio:
Non-interest expenses	$105,071	$100,912	$101,154	$101,371	$99,622
Less non-GAAP adjustment:
Amortization of intangible assets	1,845	1,959	3,646	4,447	4,080
Goodwill impairment loss	-	-	-	4,159	-
Plus non-GAAP adjustment:
Pension prior service credit	-	-	-	1,473	-
Non-interest expenses as adjusted	$103,226	$98,953	$97,508	$94,238	$95,542

Net interest income plus non-interest income	$156,446	$159,389	$147,064	$153,984	$148,949
Plus non-GAAP adjustment:
Tax-equivalent income	5,602	4,836	4,839	4,544	5,506
Less non-GAAP adjustments:
Securities gains	292	796	418	663	43
OTTI recognized in earnings	(160)	(512)	-	-	-
Net interest income plus non-interest income - as adjusted	$161,916	$163,941	$151,485	$157,865	$154,412

Efficiency ratio–Non-GAAP	63.75%	60.36%	64.37%	59.70%	61.87%

Income Taxes

The Company had income tax expense of $15.8 million in 2011, compared to expense of $9.0 million in 2010 and an income tax benefit of $16.0 million in 2009. The resulting effective rates were 32% for 2011, 28% for 2010 and 52% for 2009.The increase in the effective tax rate in 2011 was due primarily to a higher proportion of income before taxes in 2011 that was taxed at the full statutory rate compared to tax exempt income, together with an income tax benefit on a loss before income taxes in the first quarter of 2010. The change in the effective rate for 2010 compared to 2009 was due mainly to the change in the proportion of tax exempt income to total income before taxes caused by the Company’s return to profitability in 2010 and the loss incurred in 2009, primarily related to the provision for loan and lease losses, coupled with tax advantaged income from investment securities and bank owned life insurance policies.

FINANCIAL CONDITION

The Company's total assets were $3.7 billion at December 31, 2011, increasing $192 million or 5% compared to $3.5 billion at December 31, 2010. Interest-earning assets increased $212 million to $3.5 billion at December 31, 2011 compared to December 31, 2010. Asset growth, which was primarily due to growth in the loan and investment portfolios, was funded by increases in demand deposits and temporary short-term borrowings.

Loans and Leases

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31, 2011		December 31, 2010		2011/2010 Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$448,662	20.0%	$436,534	20.3%	$12,128	2.8%
Residential construction	108,699	4.9	91,273	4.2	17,426	19.1
Commercial real estate:
Commercial owner occupied real estate	522,076	23.3	503,286	23.4	18,790	3.7
Commercial investor real estate	371,948	16.6	327,782	15.2	44,166	13.5
Commercial acquisition, development and construction	160,946	7.2	151,061	7.0	9,885	6.5
Commercial Business	260,327	11.6	250,255	11.6	10,072	4.0
Leases	6,954	0.3	15,551	0.7	(8,597)	(55.3)
Consumer	360,080	16.1	380,490	17.6	(20,410)	(5.4)
Total loans and leases	$2,239,692	100.0%	$2,156,232	100.0%	$83,460	3.9

Total loans and leases, excluding loans held for sale, increased 4% at December 31, 2011 compared to December 31, 2010. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 6% increase to $557.4 million at December 31, 2011 from $527.8 million at December 31, 2010. Permanent residential mortgages, most of which are 1-4 family, increased $12.1 million to $448.7 million due to higher loan origination volumes of adjustable rate mortgage loans and the reclassification to this portfolio of $11 million of loans from the conventional second mortgage portfolio in early 2011. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased $17.4 million to $108.7 million at December 31, 2011.

The commercial loan portfolio increased by $82.9 million to $1.3 billion at December 31, 2011 compared to the prior year end. Continued soft loan demand resulting from weak market conditions in both the national and regional economies have limited growth in commercial loan balances as pay-offs of performing credits outpaced new originations for much of the year, although substantial loan growth did occur during the fourth quarter of 2011. Activity in the commercial loan portfolio reflects the uneven recovery in the regional economy in which the Company operates. The increase in commercial loans compared to the prior year was due primarily to an increase of $44.2 million or 13% in commercial investor real estate loans while commercial owner occupied real estate loans reflected a more limited increase of $18.8 million or 4% for the year. In addition, commercial business loans increased $10.1 million or 4% for the twelve months while commercial ADC loans increased $9.9 million or 7% at December 31, 2011 compared to December 31, 2010.

The consumer loan portfolio decreased 5% or $20.4 million, to $360.1 million at December 31, 2011. This decline was driven largely by a decrease of $22.1 million or 43% in conventional second mortgage loans during the year resulting in a balance of $29.4 million at December 31, 2011 due largely to weak consumer demand and the reclassification of loans to the residential mortgage portfolio mentioned previously.

Analysis of Loans and Leases

The following table presents the trends in the composition of the loan and lease portfolio over the previous five years.

	December 31,
(Dollars in thousands)	2011	%	2010	%	2009	%	2008	%	2007	%
Residential real estate:
Residential mortgage	$448,662	20.0%	$436,534	20.2%	$457,414	19.9%	$457,571	18.4%	$456,305	20.0%
Residential construction	108,699	4.9	91,273	4.2	92,283	4.0	189,249	7.6	166,981	7.4
Commercial real estate:
Commercial mortgage*	894,024	39.9	831,068	38.6	894,951	39.0	847,452	34.0	662,837	29.1
Commercial AD&C*	160,946	7.2	151,061	7.0	131,789	5.7	223,169	9.0	262,840	11.5
Commercial business	260,327	11.6	250,255	11.6	296,220	12.9	333,758	13.4	316,051	13.9
Leases	6,954	0.3	15,551	0.7	25,704	1.1	33,220	1.3	35,722	1.6
Consumer	360,080	16.1	380,490	17.7	399,649	17.4	406,227	16.3	376,295	16.5
Total loans and leases	$2,239,692	100.0%	$2,156,232	100.0%	$2,298,010	100.0%	$2,490,646	100.0%	$2,277,031	100.0%

*	Prior to 2010, the commercial mortgage category included loans on raw land or for projects that had not begun any construction activities. Subsequent to December 31, 2009, these loans were included in the commercial AD&C loan portfolio.

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2011
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$86,787	$19,453	$2,459	$108,699
Commercial AD&C loans	138,989	18,276	3,681	160,946
Commercial business loans (1)	188,613	62,351	9,363	260,327
Total	$414,389	$100,080	$15,503	$529,972

Rate Terms:
Fixed	$50,181	$61,079	$12,324	$123,584
Variable or adjustable	364,208	39,001	3,179	406,388
Total	$414,389	$100,080	$15,503	$529,972

(1)  Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, increased 12% or $121.8 million to $1.2 billion at December 31, 2011, from $1.0 billion at December 31, 2010.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	At December 31,
(Dollars in thousands)	2011	%	2010	%	2009	%
Available-for-Sale: (1)
U.S. government agencies and corporations	$200,252	17.2%	$306,705	29.4%	$355,597	34.7%
State and municipal	173,111	14.9	107,537	10.3	42,142	4.1
Mortgage-backed (2)	570,144	48.9	486,961	46.7	453,998	44.3
Corporate debt	1,978	0.2	-	-	-	-
Trust preferred	5,716	0.5	5,980	0.6	6,346	0.6
Marketable equity securities	100	-	100	-	350	-
Total available-for-sale securities (3)	951,301	81.7	907,283	87.0	858,433	83.7

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	54,983	4.7	-	-	-	-
State and municipal	123,075	10.6	101,091	9.7	131,996	12.9
Mortgage-backed (2)	407	-	499	-	597	0.2
Other equity securities	34,933	3.0	34,070	3.3	32,773	3.2
Total held-to-maturity and other equity securities	213,398	18.3	135,660	13.0	165,366	16.3
Total securities (3)	$1,164,699	100.0%	$1,042,943	100.0%	$1,023,799	100.0%

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2011, 2010 or 2009.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.1 years at December 31, 2011 and 3.2 years at December 31, 2010. The Company considers the duration of the portfolio to be reasonable for liquidity purposes. This investment strategy has resulted in a portfolio with minimal risk that would provide the required liquidity should loan demand increase in the coming year. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At December 31, 2011, the trust preferred portfolio included one $3.0 million security backed by a single financial institution issuer. The fair value of this security was $3.2 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totals $2.9 million, with a fair value of $2.5 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had incurred credit-related OTTI of $0.2 million, which was recognized in earnings for the year ended December 31, 2011. Cumulative credit-related OTTI of $0.4 million has been recognized in earnings through December 31, 2011. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.5 million at December 31, 2011. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at December 31, 2011.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2011 are presented in the following table. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity adjusted for estimated calls.

Maturity of Investment Securities

	Years to Maturity at December 31, 2011
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale(1)
U. S. government agencies and corporations	$65,429	2.22%	$60,844	2.80%	$71,543	2.58%	$-	-%	$197,816	2.53%
State and municipal (2)	126	9.05	139	6.08	92,029	4.45	68,363	5.01	160,657	4.69
Mortgage-backed	14	5.11	10	5.50	179,241	2.50	372,253	3.00	551,518	2.84
Corporate debt	-	-	2,000	4.00	-	-	-	4.40	2,000	4.00
Trust preferred	-	-	-		-	-	5,936	9.12	5,936	9.12
Total	$65,569	2.24%	$62,993	2.84%	$342,813	3.04%	$446,552	3.39%	$917,927	3.14%

Held-to-Maturity (1)
U. S. government agencies and corporations	$-	-%	$-	-%	$54,983	2.88%	$-	-%	$54,983	2.88%
State and municipal	18,860	7.54	6,937	5.88	43,426	5.78	53,852	5.19	123,075	5.80
Mortgage-backed	-	-	-	-	19	5.89	388	5.74	407	5.75
Total	$18,860	7.54%	$6,937	5.88%	$98,428	4.16%	$54,240	5.20%	$178,465	4.90%

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2) Yields on state and municipal securities have been calculated on a tax-equivalent bas is using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale increased $2.6 million to $25.3 million as of December 31, 2011 from $22.7 million as of December 31, 2010. The aggregate of federal funds sold and interest-bearing deposits with banks increased $4.1 million to $22.5 million in 2011.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31, 2011		December 31, 2010		2010/2011 Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$650,377	24.5%	$566,812	22.2%	$83,565	14.7%
Interest-bearing deposits:
Demand	367,682	13.8	317,905	12.4	49,777	15.7
Money market savings	858,732	32.3	861,420	33.8	(2,688)	(0.3)
Regular savings	195,408	7.4	172,771	6.8	22,637	13.1
Time deposits of less than $100,000	316,058	11.9	351,071	13.8	(35,013)	(10.0)
Time deposits of $100,000 or more	268,263	10.1	279,893	11.0	(11,630)	(4.2)
Total interest-bearing deposits	2,006,143	75.5	1,983,060	77.8	23,083	1.2
Total deposits	$2,656,520	100.0%	$2,549,872	100.0%	$106,648	4.2

Deposits and Borrowings

Total deposits were $2.7 billion at December 31, 2011, increasing $106.6 million or 4% from $2.5 billion at December 31, 2010. This growth in deposits was driven primarily by a 15% increase in noninterest-bearing and interest-bearing checking accounts and, to a lesser extent, a 13% increase in regular savings accounts. Money market accounts remained level compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current low interest rates and the volatility of alternative investments. Certificates of deposit decreased 7% compared to the prior year end as the Company managed its net interest margin. Total borrowings increased $47.0 million or 9% to $584.0 million at December 31, 2011 compared to December 31, 2010. This increase was due primarily to an increase of $70.0 million in short-term borrowings from the Federal Home Loan Bank of Atlanta which were utilized to temporarily fund, at very low interest rates, an increase in loans late in the fourth quarter of 2011.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2011, total stockholders' equity increased $38.5 million to $446.1 million at December 31, 2011, from $407.6 million at December 31, 2010. This increase was due primarily to net income during the period, together with an increase of $10.6 million in other comprehensive income resulting primarily from unrealized gains on available-for-sale investments. These increases were partially offset by the redemption in the first quarter of 2011 for $4.5 million of the warrant that was issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.

The ratio of average equity to average assets was 11.8% for 2011, as compared to 12.21% for 2010.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized”, are summarized for the Company in the following table.

Risk-Based Capital Ratios

	Ratios at		Minimum
	December 31,		Regulatory
	2011	2010	Requirements
Total Capital to risk-weighted assets	15.83%	15.37%	8.00%

Tier 1 Capital to risk-weighted assets	14.57%	14.11%	4.00%

Tier 1 Leverage	10.84%	10.30%	3.00%

Tier 1 capital of $386.4 million and total qualifying capital of $419.8 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Tangible Common Equity

Tangible equity and tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder’s equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Tangible common equity ratio:

Total stockholders' equity	$446,109	$407,569	$373,586	$391,862	$315,640
Accumulated other comprehensive loss	(13,248)	2,620	2,652	7,572	1,055
Goodwill	(76,816)	(76,816)	(76,816)	(76,248)	(76,585)
Other intangible assets, net	(4,734)	(6,578)	(8,537)	(12,183)	(16,630)
Preferred stock	-	-	(80,095)	(79,440)	-
Tangible common equity	$351,311	$326,795	$210,790	$231,563	$223,480

Total assets	$3,711,370	$3,519,388	$3,630,478	$3,313,638	$3,043,953
Goodwill	(76,816)	(76,816)	(76,816)	(76,248)	(76,585)
Other intangible assets, net	(4,734)	(6,578)	(8,537)	(12,183)	(16,630)
Tangible assets	$3,629,820	$3,435,994	$3,545,125	$3,225,207	$2,950,738

Tangible common equity ratio	9.68%	9.51%	5.95%	7.18%	7.57%
Tangible book value per share	$14.58	$13.59	$12.78	$14.12	$13.67

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

Current economic data has shown that while the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased $8.9 million or 10% at December 31, 2011 compared to the balance at December 31, 2010. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure credit standards are maintained along with a robust in-house loan administration accompanied by strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio. The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio.

The allowance represents an estimation of the losses that are inherent in the loan and lease portfolio. The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.

The methodology for assessing the appropriateness of the allowance includes: (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis. This methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly and approved quarterly by the Credit and Investment Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed. However, not all impaired loans are in non-accrual status because they may be current with regard to the payment terms. Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans. Typically, all payments received on non-accrual loans are applied to the remaining principal balance of the loans. Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Any further collateral deterioration results in either further specific allowances being established or additional charge-offs. At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation. A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring impairment, the Company looks primarily to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. The Company may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and respective payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

•	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.

•	At the monthly credit committee meeting the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.

•	Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.

•	The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal. In certain cases the Company may establish a larger reserve due to knowledge of current market conditions or the existence of an offer for the collateral that will facilitate a more timely resolution of the loan.

If an updated appraisal is received subsequent to the preliminary determination of a specific allowance or partial charge-off, and it is less than the initial appraisal used in the initial charge-off, an additional specific allowance or charge-off is taken on the related credit.

Partially charged-off loans are not written back up based on updated appraisals and always remain on non-accrual with any and all subsequent payments applied to the remaining balance of the loan as principal reductions. No interest income is recognized on loans that have been partially charged-off.

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered trouble debt restructured loans (TDR’s). All restructurings that constitute concessions to a troubled borrower are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, the Company generally follows a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place the Company in a position to increase or assure full collection of the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

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

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, federal and state regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the loan and lease portfolio and the allowance. Such reviews may result in adjustments to the allowance based upon their analysis of the information available at the time of each examination.

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses declined in both 2011 and 2010 compared to 2009. This was due primarily to a consistently declining level of historical net charge-offs and delinquencies which is a principal component in the application of the Company’s allowance methodology.

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

Allowance for Loan and Lease Losses

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Residential real estate:
Residential mortgage	$10,583	$10,396	$8,871	$4,330	$3,807
Residential construction	4,206	2,760	2,559	2,747	1,639
Total residential real estate	14,789	13,156	11,430	7,077	5,446
Commercial real estate:
Commercial mortgage	15,578	12,970	10,978	19,527	7,854
Commercial construction	6,663	18,241	21,144	13,046	4,092
Total commercial real estate	22,241	31,211	32,122	32,573	11,946
Commercial Business	6,727	12,870	16,907	7,174	5,317
Leases	796	667	770	908	525
Consumer	4,876	4,231	3,330	2,794	1,858
Total allowance	$49,429	$62,135	$64,559	$50,526	$25,092

During 2011, there were no changes in the Company’s systematic methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers. There was no unallocated allowance at December 31, 2011 or December 31, 2010, when measured against the total allowance.

At December 31, 2011, total non-performing loans and leases were $79.1 million, or 3.53% of total loans and leases, compared to $88.1 million, or 4.08% of total loans and leases, at December 31, 2010. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The lower amount of problem credits relative to the total credit portfolio combined with the reduction in the allowance results in a decline in the ratio of the allowance to problem credits. The allowance represented 62% of non-performing loans and leases at December 31, 2011 and 71% at December 31, 2010. This decrease in the coverage ratio is due primarily to the impact that the reduction in non-performing loans and leases has on the calculation of the allowance. A combination of principal paydowns and the impact of a decline in charge-offs while the migration of new credits to non-performing status has significantly declined has resulted in a lower amount of required reserves which results in a lower coverage ratio. Continued analysis of the actual loss history on the problem credits in 2010 and 2011 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $67.6 million, with specific allowances of $7.8 million against those loans at December 31, 2011, as compared to $69.6 million with allowances of $3.8 million, at December 31, 2010.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at December 31, 2011 as compared to 77% at December 31, 2010. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance, January 1	$62,135	$64,559	$50,526	$25,092	$19,492
Provision for loan and lease losses	1,428	25,908	76,762	33,192	4,094
Allowance acquired from acquisitions	-	-	-	-	2,798
Loan charge-offs:
Residential real estate	(6,993)	(6,401)	(4,847)	(4,798)	-
Commercial loans and leases	(6,772)	(22,723)	(57,098)	(2,677)	(1,103)
Consumer	(2,740)	(3,492)	(1,575)	(988)	(341)
Total charge-offs	(16,505)	(32,616)	(63,520)	(8,463)	(1,444)
Loan recoveries:
Residential real estate	226	34	41	21	12
Commercial loans and leases	1,933	4,028	640	475	110
Consumer	209	222	110	209	30
Total recoveries	2,368	4,284	791	705	152
Net charge-offs	(14,137)	(28,332)	(62,729)	(7,758)	(1,292)
Balance, period end	$49,426	$62,135	$64,559	$50,526	$25,092

Net charge-offs to average loans and leases	0.66%	1.27%	2.61%	0.32%	0.06%
Allowance to total loans and leases	2.21%	2.88%	2.81%	2.03%	1.10%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans and leases
Residential real estate	$11,441	$9,251	$9,520	$11,679	$599
Commercial loans and leases	58,453	53,776	100,894	55,890	22,368
Consumer	1,786	300	766	381	73
Total non-accrual loans and leases (1)	71,680	63,327	111,180	67,950	23,040

Loans and leases 90 days past due
Residential real estate	410	13,546	14,887	471	3,992
Commercial loans and leases	2	426	3,321	567	7,236
Consumer	165	182	793	-	134
Total 90 days past due loans and leases	577	14,154	19,001	1,038	11,362

Restructured loans and leases (accruing)	6,881	10,571	3,549	395	-
Total non-performing loans and leases (2)	79,138	88,052	133,730	69,383	34,402
Other real estate owned, net	4,431	9,493	7,464	2,860	461
Other assets owned	-	200	-	-	-
Total non-performing assets	$83,569	$97,745	$141,194	$72,243	$34,863

Non-performing loans to total loans and leases	3.53%	4.08%	5.82%	2.79%	1.51%
Non-performing assets to total assets	2.25%	2.78%	3.89%	2.18%	1.15%
Allowance for loan and leases to non-performing loans and leases	62.46%	70.57%	48.28%	72.82%	72.94%

(1)	Gross interest income that would have been recorded in 2011 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $5.0 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $52.6 million at December 31, 2011. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

The Company prepares a current base case and eight alternative simulations at least once a quarter and reports the analysis to the board of directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2011	(4.09)%	(1.66)%	(0.06)%	0.11%	N/A	N/A	N/A	N/A
December 31, 2010	(3.64)%	(1.28)%	(0.15)%	(0.06)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased moderately from December 31, 2010 at the +400bp and +300bp rate shock levels and decreased slightly at the +200bp and +100bp levels. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2011	(7.25)%	(5.16)%	(1.26)%	0.99%	N/A	N/A	N/A	N/A
December 31, 2010	(12.49)%	(9.78)%	(5.69)%	(2.68)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk decreased compared to year-end 2010 in all rising interest rate shock levels due primarily to longer durations in deposits and borrowings. The Company is retaining more low cost core deposits for longer lengths of time and as rates rise, the Company thus experiences a benefit in such market values.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2011. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 69% of total interest-earning assets at December 31, 2011. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2011, show short-term investments exceeding short-term borrowings by $33.8 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $498.3 million was available for borrowing based on pledged collateral, with $485.4 million borrowed against it as of December 31, 2011. The line of credit at the Federal Reserve totaled $295.2 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2011. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55.0 million at December 31, 2011, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of December 31, 2011. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2011.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2011, the Bank could have declared a dividend of $26.2 million to Bancorp. At December 31, 2011, Bancorp had liquid assets of $8.3 million.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets. These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding common securities. The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations. For additional information on off-balance sheet arrangements, please see “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 9-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations

	Projected Maturity Date or Payment Period (1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$63,613	$63,613	$-	$-	$-
FHLB overnight funds	80,000	80,000	-	-	-
Advances from FHLB	405,408	350	58	160,000	245,000
Certificates of deposit	584,321	401,612	148,717	33,992	-
Operating lease obligations(2)	21,376	5,022	7,983	3,599	4,772
Purchase obligations	6,662	2,368	4,294	-	-
Total	$1,161,380	$552,965	$161,052	$197,591	$249,772

(1)	The Company enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices. Payments required under these obligations, are set forth in the table below as of December 31, 2011. Assumed a seven year term for purposes of this table.
(2)	Represents payments required under contract, based on average monthly charges for 2011 and assuming a growth rate of 3%, with the Company’s current data processing service provider that expires in September 2014.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part III, Item 7 of this report.

PART II

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The attestation report by the Company’s independent registered public accounting firm, Grant Thornton LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. (a Maryland Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sandy Spring Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sandy Spring Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income/ (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our report dated March 15, 2012, expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 15, 2012

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated STATEMENTS OF CONDITION

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and due from banks	$49,832	$44,696
Federal funds sold	1,006	1,813
Interest-bearing deposits with banks	21,476	16,608
Cash and cash equivalents	72,314	63,117
Residential mortgage loans held for sale (at fair value)	25,341	22,717
Investments available-for-sale (at fair value)	951,301	907,283
Investments held-to-maturity — fair value of $184,167 and $104,124 at December 31, 2011and December 31, 2010, respectively	178,465	101,590
Other equity securities	34,933	34,070
Total loans and leases	2,239,692	2,156,232
Less: allowance for loan and lease losses	(49,426)	(62,135)
Net loans and leases	2,190,266	2,094,097
Premises and equipment, net	48,483	49,004
Other real estate owned	4,431	9,493
Accrued interest receivable	12,898	12,570
Goodwill	76,816	76,816
Other intangible assets, net	4,734	6,578
Other assets	111,388	142,053
Total assets	$3,711,370	$3,519,388

Liabilities
Noninterest-bearing deposits	$650,377	$566,812
Interest-bearing deposits	2,006,143	1,983,060
Total deposits	2,656,520	2,549,872
Securities sold under retail repurchase agreements and federal funds purchased	143,613	96,243
Advances from FHLB	405,408	405,758
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	24,720	24,946
Total liabilities	3,265,261	3,111,819

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,091,042 and 24,046,627 at December 31, 2011 and 2010, respectively	24,091	24,047
Warrants	-	3,699
Additional paid in capital	177,828	177,344
Retained earnings	230,942	205,099
Accumulated other comprehensive income (loss)	13,248	(2,620)
Total stockholders' equity	446,109	407,569
Total liabilities and stockholders' equity	$3,711,370	$3,519,388

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of IncomE/(LOSS)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Interest Income:
Interest and fees on loans and leases	$107,355	$115,789	$126,899
Interest on loans held for sale	577	534	767
Interest on deposits with banks	77	177	149
Interest and dividends on investment securities:
Taxable	22,096	24,624	19,945
Exempt from federal income taxes	9,363	7,222	7,467
Interest on federal funds sold	2	3	3
Total interest income	139,470	148,349	155,230
Interest Expense:
Interest on deposits	11,002	16,934	34,921
Interest on retail repurchase agreements and federal funds purchased	212	269	308
Interest on advances from FHLB	14,397	14,599	14,708
Interest on subordinated debt	913	940	1,585
Total interest expense	26,524	32,742	51,522
Net interest income	112,946	115,607	103,708
Provision for loan and lease losses	1,428	25,908	76,762
Net interest income after provision for loan and lease losses	111,518	89,699	26,946
Non-interest Income:
Investment securities gains	292	796	418
Total other-than-temporary impairment ("OTTI") losses	(178)	(1,505)	-
Portion of OTTI losses recognized in other comprehensive income, before taxes	18	993	-
Net OTTI recognized in earnings	(160)	(512)	-
Service charges on deposit accounts	9,527	10,326	11,433
Mortgage banking activities	3,228	3,664	3,473
Fees on sales of investment products	3,703	3,438	2,823
Trust and investment management fees	11,943	10,287	9,421
Insurance agency commissions	4,650	5,229	5,236
Income from bank owned life insurance	2,636	2,800	2,906
Visa check fees	3,637	3,325	2,920
Other income	4,044	4,429	4,726
Total non-interest income	43,500	43,782	43,356
Non-interest Expenses:
Salaries and employee benefits	59,625	55,470	54,460
Occupancy expense of premises	11,519	11,477	10,710
Equipment expenses	4,705	4,808	5,691
Marketing	2,389	2,359	2,166
Outside data services	4,159	3,992	3,721
FDIC insurance	3,187	4,497	6,092
Amortization of intangible assets	1,845	1,959	3,646
Other expenses	17,642	16,350	14,668
Total non-interest expenses	105,071	100,912	101,154
Income (loss) before income taxes	49,947	32,569	(30,852)
Income tax expense (benefit)	15,845	9,049	(15,997)
Net income (loss)	$34,102	$23,520	$(14,855)
Preferred stock dividends and discount accretion	-	6,149	4,810
Net income (loss) available to common stockholders	$34,102	$17,371	$(19,665)

Net Income (Loss) Per Share Amounts:
Basic net income (loss) per share	$1.42	$1.05	$(0.90)
Basic net income (loss) per common share	1.42	0.78	(1.20)
Diluted net income (loss) per share	$1.41	$1.05	$(0.90)
Diluted net income (loss) per common share	1.41	0.78	(1.20)
Dividends declared per common share	$0.34	$0.04	$0.37

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Operating activities:
Net income (loss)	$34,102	$23,520	$(14,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,488	7,686	9,827
Net OTTI recognized in earnings	160	512	-
Provision for loan and lease losses	1,428	25,908	76,762
Share based compensation expense	1,207	904	762
Deferred income tax expense (benefit)	6,678	(480)	(7,237)
Origination of loans held for sale	(229,631)	(244,707)	(339,553)
Proceeds from sales of loans held for sale	230,232	237,787	341,798
Gains on sales of loans held for sale	(3,225)	(3,251)	(3,253)
Loss on sales of other real estate owned	2,078	902	46
Investment securities gains	(292)	(796)	(418)
Loss (gains) on sales of premises and equipment	120	(92)	-
Net (increase) decrease in accrued interest receivable	(328)	1,083	(1,843)
Net (increase) decrease in other assets	(691)	5,763	(30,914)
Net increase (decrease) in accrued expenses and other liabilities	12,491	(3,040)	(9,688)
Other – net	5,893	4,948	5,457
Net cash provided by operating activities	67,710	56,647	26,891
Investing activities:
Purchases of other equity securities	(2,910)	(1,297)	(3,627)
Purchases of investments held-to-maturity	(161,102)	-	-
Purchases of investments available-for-sale	(370,657)	(725,641)	(911,277)
Proceeds from redemption of FHLB stock	2,048	-	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	84,409	31,240	39,184
Proceeds from maturities, calls and principal payments of investments available-for-sale	347,864	548,583	347,856
Proceeds from sales of investments available-for-sale	-	123,526	-
Net (increase) decrease in loans and leases	(103,994)	103,110	124,290
Contingent consideration payout	-	-	(2,308)
Proceeds from the sales of other real estate owned	8,801	7,405	967
Expenditures for premises and equipment	(4,003)	(3,645)	(3,110)
Net cash provided by (used in) investing activities	(199,544)	83,281	(408,025)
Financing activities:
Net increase (decrease) in deposits	106,648	(146,970)	331,585
Net increase in retail repurchase agreements and federal funds purchased	47,370	7,181	13,956
Repayment of advances from FHLB	(350)	(5,826)	(968)
Redemption of stock warrant	(4,449)	-	-
Redemption of preferred stock	-	(83,094)	-
Repurchase of common stock	(334)	-	-
Proceeds from issuance of common stock	314	96,464	521
Tax benefits associated with shared based compensation	91	201	26
Common stock issued pursuant to West Financial Services acquisition	-	-	628
Dividends paid	(8,259)	(4,563)	(10,047)
Net cash provided (used) by financing activities	141,031	(136,607)	335,701
Net increase (decrease) in cash and cash equivalents	9,197	3,321	(45,433)
Cash and cash equivalents at beginning of period	63,117	59,796	105,229
Cash and cash equivalents at end of period	$72,314	$63,117	$59,796

Supplemental Disclosures:
Interest payments	$20,334	$33,183	$52,416
Income tax payments	9,704	2,181	3,920
Transfers from loans to other real estate owned	6,398	10,336	5,617

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of changes in stockholders’ equity

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Loss	Equity
Balances at December 31, 2008	$79,440	$16,399	$3,699	$85,486	$214,410	$(7,572)	$391,862
Comprehensive Income:
Net income (loss)	-	-	-	-	(14,855)	-	(14,855)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities, net of reclassification adjustment	-	-	-	-	-	3,384	3,384
Change in funded status of defined benefit pension	-	-	-	-	-	1,536	1,536
Total Comprehensive Income							(9,935)
Common stock dividends- $0.37 per share	-	-	-	-	(6,123)	-	(6,123)
Preferred stock dividends - $50.00 per share	-	-	-	-	(4,155)	-	(4,155)
Stock compensation expense	-	-	-	762	-	-	762
Discount accretion	655	-	-	-	(655)	-	-
Common stock issued pursuant to:
Contingent consideration relating to 2005 acquisition of West Financial – 31,663 shares	-	32	-	596	-	-	628
Employee stock purchase plan – 40,598 shares	-	41	-	429	-	-	470
Director stock purchase plan – 2,988 shares	-	3	-	37	-	-	40
Restricted stock – 11,574 shares	-	11	-	(6)	-	-	5
DRIP plan – 2,560 shares	-	2	-	30	-	-	32
Balances at December 31, 2009	80,095	16,488	3,699	87,334	188,622	(2,652)	373,586
Comprehensive Income:
Net income	-	-	-	-	23,520	-	23,520
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities, net of reclassification adjustment	-	-	-	-	-	(81)	(81)
Change in funded status of defined benefit pension	-	-	-	-	-	113	113
Total Comprehensive Income							23,552
Redemption of preferred stock – 83,094 shares	(83,094)	-	-	-	-	-	(83,094)
Common stock dividends - $0.04 per share	-	-	-	-	(893)	-	(893)
Preferred stock dividends - $50.00 per share	-	-	-	-	(3,151)	-	(3,151)
Stock compensation expense	-	-	-	904	-	-	904
Discount accretion	2,999	-	-	-	(2,999)	-	-
Common stock issued pursuant to:
Common stock issuance – 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan – 30,498 shares	-	31	-	434	-	-	465
Employee stock purchase plan – 33,826 shares	-	34	-	386	-	-	420
Restricted stock – 15,477 shares	-	15	-	72	-	-	87
Director stock purchase plan – 3,709 shares	-	4	-	51	-	-	55
DRIP plan – 265 shares	-	-	-	4	-	-	4
Balances at December 31, 2010	-	24,047	3,699	177,344	205,099	(2,620)	407,569
Comprehensive Income:
Net income	-	-	-	-	34,102	-	34,102
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities, net of reclassification adjustment	-	-	-	-	-	16,242	16,242
Change in funded status of defined benefit pension	-	-	-	-	-	(374)	(374)
Total Comprehensive Income							49,970
Common stock dividends - $0.34 per share	-	-	-	-	(8,259)	-	(8,259)
Stock compensation expense	-	-	-	1,207	-	-	1,207
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan – 2,037 shares	-	2	-	23	-	-	25
Employee stock purchase plan – 33,284 shares	-	33	-	467	-	-	500
Director stock purchase plan – 1,833 shares	-	2	-	30	-	-	32
Restricted stock – 30,853 shares	-	31	-	(183)	-	-	(152)
Purchase of treasury shares – 23,592 shares	-	(24)	-	(310)	-	-	(334)
Balances at December 31, 2011	$-	$24,091	$-	$177,828	$230,942	$13,248	$446,109

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for financial information. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc. Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan and lease losses and the related allowance, determination of impaired loans and the related measurement of impairment, potential impairment of goodwill or other intangible assets, valuation of investment securities and the determination of whether impaired securities are other-than-temporarily impaired, valuation of other real estate owned, prepayment rates, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, the calculation of current and deferred income taxes and the actuarial projections related to pension expense and the related liability.

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

Residential Mortgage Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. The Company measures residential mortgage loans at fair value when the Company first recognizes the loan (i.e. the fair value option), as permitted by current accounting standards. Changes in fair value of these loans are recorded in earnings as a component of mortgage banking activities in non-interest income in the Consolidated Statements of Income/(Loss). The Company's current practice is to sell such loans on a servicing released basis.

Investments Held-to-Maturity

Investments held-to-maturity represents securities which the Company has the ability and positive intent to hold until maturity. These securities are recorded at cost at the time of acquisition. The carrying values of investments held-to-maturity are adjusted for premium amortization and discount accretion to the maturity date on the effective interest method. Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity investments below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. Factors that may affect the determination of whether other-than-temporary impairment has occurred include a downgrading of the security below investment grade by the rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other Equity Securities

Other equity securities represent Federal Reserve stock, Federal Home Loan Bank of Atlanta stock and Atlantic Central Banker’s Bank stocks and are considered restricted as to marketability and recorded at cost. These securities are carried at cost and evaluated for impairment each reporting period.

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

Loans and leases, except for consumer loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due. Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely. These loans are considered, collectively, to be non-performing loans. Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due. Loans designated as non-accrual will have all previously accrued but unpaid interest reversed. Interest on non-accrual loans is accounted for on the cash-basis for loans that are well secured and in the process of collection or using the cost-recovery method with all payments applied to reduce the outstanding principal until the loan returns to accrual status. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured

Large groups of smaller balance homogeneous loans are not individually evaluated for impairment and include lease financing receivables, residential permanent and construction mortgages and consumer installment loans. All other loans are considered non-homogeneous and are evaluated for impairment if they are placed in non-accrual status. Loans are determined to be impaired when, based on available information it is probable that the Company may not collect all principal and interest payments according to contractual terms. Factors considered in determining whether a loan is impaired include:

•	the financial condition of the borrower;
•	reliability and sources of the cash flows;
•	absorption or vacancy rates; and
•	deterioration of the related collateral.

The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or as permitted, we may elect to measure impairment based on a loan’s observable market price or the fair value of the collateral less cost to sell. The majority of the Company’s impaired loans are considered to be collateral dependent and impairment is measured by determining the fair value of the collateral using third party appraisals conducted at least annually that are reviewed by management for propriety and reasonableness. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish a specific allowance on a loan. In these instances the specific allowance is adjusted to reflect the Company’s evaluation of the appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments are applied on a cash basis to reduce the entire outstanding principal, then to recognize a recovery of all previously charged-off amounts before interest income may be recognized. Based on the impairment evaluation, if the Company determines an estimatable loss exists, a specific allowance will be established for that loan. Once a loss has been confirmed, the loan is charged-down to its estimated net realizable value. Interest income on impaired loans is recognized using the same method as non-accrual loans, with the exception of loans that are considered troubled debt restructurings.

Loans considered to be troubled debt restructuring (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and they meet certain performance criteria.

Management uses relevant information available to make the determination on whether loans are impaired in accordance with GAAP. However, the determination of whether loans are impaired and the measurement of the impairment requires significant judgment, and estimates of losses inherent in the loan and lease portfolio can vary significantly from the amounts actually observed.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance”) represents an amount which, in management's judgment, is adequate to absorb the estimate of losses that may be sustained on outstanding loans and leases at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by the provision or credit for loan and lease losses, which is recorded as a current period operating expense. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred and the amount of the loss can be reasonably estimated.

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired credit is warranted. For the particular loan that may have potential impairment, an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation. The Company typically relies on current (12 months old or less) third party appraisals of the collateral to assist in measuring impairment. In the cases in which the Company does not rely on a third party appraisal, an internal evaluation is prepared by an approved credit officer. A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. When losses are confirmed, a charge-off is taken that is at least in the amount of the collateral deficiency as determined by the independent third party appraisal. Any further collateral deterioration results in either further specific reserves being established or additional charge-offs. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to ensure that there are no significant time lapses during this process.

The Company’s methodology for estimating the allowance includes a general component reflecting historical losses, as adjusted, by loan portfolio segment, and a specific component for impaired loans. There were no changes in the Company’s allowance policies or methodology from the prior year.

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the allowance is reviewed monthly by the Credit and Investment Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

The general component is based upon historical loss experience by each portfolio segment measured, over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:

•	trends in delinquencies and other non-performing loans;
•	changes in the risk profile related to large loans in the portfolio;

•	changes in the categories of loans comprising the loan portfolio;
•	concentrations of loans to specific industry segments;
•	changes in economic conditions on both a local and national level;
•	changes in the Company’s credit administration and loan portfolio management processes; and
•	the quality of the Company’s credit risk identification processes.

The general component is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance component applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and reasonably determine the sufficiency of reserves.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;
•	resources and payment record;
•	demonstrated or documented support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data , and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Recently amended accounting guidance that provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two step process must be performed. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected early adoption of this guidance in performing its annual impairment testing as of October 1, 2011 with respect to its community banking and investment management reporting units. With respect to its insurance reporting unit, the Company elected to engage a third-party valuation firm to determine the fair value of this reporting unit to utilize in the “step one” test for potential goodwill impairment. The company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of this unit and determined that the “step two test” for impairment was not necessary. At December 31, 2011 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that a lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line basis over varying periods that initially did not exceed 15 years.

Any impairment is realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense.

Other Real Estate Owned (“OREO”)

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. During the holding period OREO continues to be measured at fair value less estimated costs of disposal, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in non-interest expense. Expenses of operation are included in non-interest expense.

Derivative Financial Instruments

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the consolidated income statement.

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

Forward Loan Sale Commitments

The Company evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the consolidated income statement. The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Interest Rate Swap Agreements

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of the Company's financial derivatives is set forth Note 19 to the Consolidated Financial Statements.

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

The Company originates and sells whole loans to investors in the ordinary course of business to variety of investors. Mortgage loans sold are subject to representations and warranties regarding certain attributes made to the third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is determined, the Company may be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect cannot be rectified within a specific period that follows discovery. These representations and warranties typically exist for approximately 12 to 24 months following origination. The Company monitors the activity regarding the requirement to repurchase loans and the losses incurred. This information is applied to determine a recourse reserve that is recorded in other liabilities.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is derived by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted net income (loss) per common share is derived by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted, if applicable, for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance. Dilutive shares are determined using the treasury stock method. Dilutive common stock equivalents are excluded from the computation of dilutive net income (loss) per common share if the result would be anti-dilutive.

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

Adopted Accounting Pronouncements

In July 2010, guidance was issued by the Financial Accounting Standards Board (“FASB”) regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures about activity during a reporting period, those disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. The purpose of the guidance is to enhance disclosures required on financing receivables and the allowance for credit losses. The disclosures provide enhanced information on the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. This information is required to be presented on a disaggregated basis and includes the aging of the receivables, the nature and extent of any troubled debt restructurings and the effect on the allowance for credit losses. This guidance also requires disclosures of any significant purchases or sales of receivables. The application of this guidance did not have any material impact on the financial position, results of operations or cash flows of the Company, but increased the Company’s disclosures related to the credit quality of financing receivables and the allowance for loan and lease losses.

In April 2011, the FASB issued a standard that provides creditors guidance when analyzing modifications to the terms of receivables to determine if it meets criteria to be considered a troubled debt restructuring (TDR), both for purposes of recording impairment and disclosure of troubled debt restructurings. The new guidance also increases the qualitative and quantitative disclosures related to TDRs. This guidance may cause prior-period restructurings to be considered a TDR subsequent to the effective date of this guidance, in addition to producing significant changes to creditors’ evaluation methods and their disclosures of TDRs. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The application of this guidance did not identify any new TDR’s and therefore had no impact on the financial position, results of operations or cash flows of the Company.

The FASB issued guidance in September 2011 that provides for the optional application of a qualitative assessment to the goodwill impairment test. The guidance provides entities with the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under current guidance. Under this guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less that its carrying amount, it would have to perform a Step 1 goodwill impairment test and, if necessary, proceed to the Step 2 process. If the fair value exceeds the carrying amount of goodwill, no further evaluation would be necessary. The decision to conduct a qualitative assessment must be made at the reporting unit level. Entities with multiple reporting units may utilize a mix of qualitative and quantitative tests for the various reporting units. The guidance is effective for interim and annual goodwill impairment testing performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt this guidance early in the fourth quarter of 2011. This guidance did not have any impact on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2011 was $31.8 million and in 2010 was $71.0 million.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$197,816	$2,436	$-	$200,252	$305,643	$3,949	$(2,887)	$306,705
State and municipal	160,657	12,456	(2)	173,111	111,583	182	(4,228)	107,537
Mortgage-backed	551,518	18,639	(13)	570,144	476,914	10,998	(951)	486,961
Corporate debt	2,000	-	(22)	1,978	-	-	-	-
Trust preferred	5,936	260	(480)	5,716	6,783	190	(993)	5,980
Total debt securities	917,927	33,791	(517)	951,201	900,923	15,319	(9,059)	907,183
Marketable equity securities	100	-	-	100	100	-	-	100
Total investments available-for-sale	$918,027	$33,791	$(517)	$951,301	$901,023	$15,319	$(9,059)	$907,283

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at December 31, 2011 and 2010 are the result of changes in interest rates and are not considered credit related. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

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

At December 31, 2011, the trust preferred portfolio consisted of one security backed by a single financial institution issuer and one pooled trust preferred security. The fair value of the single issue security was $3.2 million as determined using broker quotations. The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $2.9 million, with a fair value of $2.5 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Default, recovery and prepayment/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.0% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security did incur credit-related OTTI of $160 thousand which was recognized in earnings for the year ended December 31, 2011. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.5 million for the year ended December 31, 2011. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at December 31, 2011.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2009	$-
Additions for credit losses not previously recognized	262
Cumulative credit losses on investment securities, through December 31, 2010	262
Additions for credit losses not previously recognized	160
Cumulative credit losses on investment securities, through December 31, 2011	$422

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
S tate and municipal	1	$397	$2	$-	$2
Mortgage-backed	3	5,081	13	-	13
Corporate debt	1	3,326	22	-	22
Trust preferred	1	2,467	-	480	480
Total	6	$11,271	$37	$480	$517

	2010
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$115,829	$2,887	$-	$2,887
State and municipal	72	91,693	4,228	-	4,228
Mortgage-backed	11	139,899	949	2	951
Trust preferred	1	2,798	-	993	993
Total	97	$350,219	$8,064	$995	$9,059

The amortized cost and estimated fair values of investment securities available-for-sale by contractual maturity at December 31 are provided in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2011		2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$65,569	$65,972	$31,537	$31,747
Due after one year through five years	62,993	64,656	167,190	170,292
Due after five years through ten years	342,813	354,238	258,107	255,700
Due after ten years	446,552	466,335	444,089	449,444
Total debt securities available for sale	$917,927	$951,201	$900,923	$907,183

At December 31, 2011 and December 31, 2010, investments available-for-sale with a book value of $255.4 million and $244.2 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at December 31, 2011 and 2010.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at December 31 indicated are presented in the following table:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$54,983	$406	$-	$55,389	$-	$-	$-	$-
State and municipal	123,075	5,244	(1)	128,318	101,091	2,530	(44)	103,577
Mortgage-backed	407	53	-	460	499	48	-	547
Total investments held-to-maturity	$178,465	$5,703	$(1)	$184,167	$101,590	$2,578	$(44)	$104,124

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31 are presented in the following tables:

	2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$541	$1	$-	$1
Total	1	$541	$1	$-	$1

	2010
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	4	$1,769	$33	$11	$44
Total	4	$1,769	$33	$11	$44

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

	2011		2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$18,860	$19,203	$26,238	$26,750
Due after one year through five years	6,937	7,144	15,871	16,616
Due after five years through ten years	98,428	101,008	24,426	25,118
Due after ten years	54,240	56,812	35,055	35,640
Total debt securities held-to-maturity	$178,465	$184,167	$101,590	$104,124

At December 31, 2011 and 2010, investments held-to-maturity with a book value of $58.7 million and $85.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2011 and 2010.

Equity securities

Other equity securities at December 31 are presented in the following table:

(In thousands)	2011	2010
Federal Reserve Bank stock	$7,530	$7,530
Federal Home Loan Bank of Atlanta stock	27,328	26,465
Atlantic Central Bank stock	75	75
Total equity securities	$34,933	$34,070

Securities gains

Gross realized gains and losses on all investments for the periods indicated are presented in the following table:

	For the year ended December 31,
(In thousands)	2011	2010	2009
Gross realized gains from sales of investments available-for-sale	$-	$1,001	$-
Gross realized losses from sales of investments available-for-sale	-	(371)	-
Net gains or (losses) from calls of investments available-for-sale	205	99	203
Net gains or (losses) from calls of investments held-to-maturity	87	67	215
Net securities gains	$292	$796	$418

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

Outstanding loan balances at December 31, 2011 and 2010 are net of unearned income including net deferred loan costs of $2.0 million and $2.1 million, respectively. The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2011	2010
Residential real estate:
Residential mortgage	$448,662	$436,534
Residential construction	108,699	91,273
Commercial real estate:
Commercial owner occupied real estate	522,076	503,286
Commercial investor real estate	371,948	327,782
Commercial acquisition, development and construction	160,946	151,061
Commercial Business	260,327	250,255
Leases	6,954	15,551
Consumer	360,080	380,490
Total loans and leases	$2,239,692	$2,156,232

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

Management has an internal credit process in place to maintain credit standards. This process along with an in-house loan administration, accompanied by oversight and review procedures, combines to control and manage credit risk. The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio. The allowance is based on consistent, periodic review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to credit losses inherent in the total loan portfolio.

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2011	2010	2009
Balance at beginning of year	$62,135	$64,559	$50,526
Provision for loan and lease losses	1,428	25,908	76,762
Loan and lease charge-offs	(16,505)	(32,616	(63,520)
Loan and lease recoveries	2,368	4,284	791
Net charge-offs	(14,137)	(28,332	(62,729)
Balance at year end	$49,426	$62,135	$64,559

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the years ended December 31:

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total

Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(4,252)	(11,035)	4,320	(361)	1,182	3,173	5,144	3,257	1,428
Charge-offs	(2,565)	(1,780)	(868)	(487)	(1,072)	(2,740)	(5,178)	(1,815)	(16,505)
Recoveries	674	1,238	3	-	18	209	221	5	2,368
Net charge-offs	(1,891)	(542)	(865)	(487)	(1,054)	(2,531)	(4,957)	(1,810)	(14,137)
Balance at end of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426

Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692
Allowance for loans and leases to total loans and leases ratio	2.58%	4.14%	2.22%	1.40%	11.43%	1.35%	2.36%	3.87%	2.21%
Balance of loans specifically evaluated for impairment	$9,092	$18,701	$16,964	$15,416	na.	$35	$5,108	$2,259	$67,575
Allowance for loans specifically evaluated for impairment	$1,037	$7	$3,380	$1,772	na.	na.	$769	$826	$7,791
Specific allowance to specific loans ratio	11.41%	0.04%	19.92%	11.49%	na.	na.	15.05%	36.56%	11.53%

Balance of loans collectively evaluated	$251,235	$142,245	$354,984	$506,660	$6,954	$360,045	$443,554	$106,440	$2,172,117
Allowance for loans collectively evaluated	$5,690	$6,657	$4,868	$5,557	$795	$4,873	$9,814	$3,381	$41,635
Collective allowance to collective loans ratio	2.26%	4.68%	1.37%	1.10%	11.43%	1.35%	2.21%	3.18%	1.92%

65

	2010
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	M ortgage	Construction	Total

Balance at beginning of year	$16,907	$21,144	$3,173	$7,805	$770	$3,330	$8,871	$2,559	$64,559
Provision	153	9,580	1,850	2,059	-	4,172	7,217	877	25,908
Charge-offs	(7,144)	(13,545)	(232)	(1,692)	(109)	(3,493)	(5,724)	(677)	(32,616)
Recoveries	2,954	1,062	2	5	6	222	32	1	4,284
Net charge-offs	(4,190)	(12,483)	(230)	(1,687)	(103)	(3,271)	(5,692)	(676)	(28,332)
Balance at end of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135

Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232
Allowance for loans and leases to total loans and leases ratio	5.14%	12.08%	1.46%	1.62%	4.29%	1.11%	2.38%	3.02%	2.88%

Balance of loans specifically evaluated for impairment	$8,147	$41,345	$5,631	$12,491	na.	$37	$1,963	na.	$69,614
Allowance for loans specifically evaluated for impairment	$2,507	$289	$274	$775	na.	na.	na.	na.	$3,845
Specific loans to specific allowance ratio	30.77%	0.70%	4.87%	6.20%	na.	na.	na.	na.	5.52%

Balance of loans collectively evaluated	$242,108	$109,716	$322,151	$490,795	$15,551	$380,453	$434,571	$91,273	$2,086,618
Allowance for loans collectively evaluated	$10,363	$17,952	$4,519	$7,402	$667	$4,231	$10,396	$2,760	$58,290
Collective loans to collective allowance ratio	4.28%	16.36%	1.40%	1.51%	4.29%	1.11%	2.39%	3.02%	2.79%

The Company’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, payment record and available cash resources that may include the collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring impairment, the Company looks primarily to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. The Company may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor’s financial condition and respective payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

Management has established a credit process that dictates that procedures be performed to monitor impaired loans between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.
•	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.
•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.
•	At the monthly credit committee meeting the loan may be downgraded.
•	Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.
•	The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal. In certain cases the Company may establish a larger reserve due to knowledge of current market conditions or the existence of an offer for the collateral that will facilitate a more timely resolution of the loan.

The Company generally follows a policy of not extending maturities on non-performing loans under existing terms. With respect to performing or current loans, the Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. Maturity date extensions only occur under revised terms that place the Company in a better position to fully collect the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Documented or demonstrated guarantees may be a consideration in the extension of loan maturities. As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  Certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which do not affect the performance of the credit or other identified weakness may have their terms extended on an exception basis.

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans (TDR’s). All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk. At December 31, 2011, restructured loans totaled $27.1 million, of which $6.9 million were accruing and $20.2 million were non-accruing. The Company has commitments to lend $2.6 million in additional funds on loans that have been restructured at December 31, 2011. Restructured loans at December 31, 2010 totaled $29.8 million, of which $10.6 million were current and $19.2 million were non-performing. Commitments to lend additional funds on loans that have been restructured at December 31, 2010 amounted to $4.5 million.

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

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off for at December 31:

	2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans

Impaired loans with a specific allowance
Non-accruing	$1,110	$-	$13,812	$4,091	$1,093	$20,106
Restructured accruing	1,346	-	-	707	3,475	5,528
Restructured non-accruing	307	6,504	628	3,282	387	11,108
Balance	$2,763	$6,504	$14,440	$8,080	$4,955	$36,742

Allowance	$1,037	$7	$3,380	$1,772	$1,595	$7,791

Impaired loans without a specific allowance
Non-accruing	$3,416	$7,798	$1,883	$6,464	$800	$20,361
Restructured accruing	520	-	-	-	833	1,353
Restructured non-accruing	2,393	4,399	641	872	814	9,119
Balance	$6,329	$12,197	$2,524	$7,336	$2,447	$30,833

Total impaired loans
Non-accruing	$4,526	$7,798	$15,695	$10,555	$1,893	$40,467
Restructured accruing	1,866	-	-	707	4,308	6,881
Restructured non-accruing	2,700	10,903	1,269	4,154	1,200	20,227
Balance	$9,092	$18,701	$16,964	$15,416	$7,402	$67,575

Unpaid principal balance in total impaired loans	$11,303	$37,442	$17,389	$16,466	$-	$82,600

For the Year Ended December 31, 2011						Total
		Commercial Real Estate				Recorded
				Commercial	All	Investment
		Commercial	Commercial	Owner	Other	in Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,800	$27,005	$11,409	$13,942	$6,221	$68,377
Contractual interest income due on impaired loans during the period	$583	$1,743	$830	$800	$1,017
Interest income on impaired loans recognized on a cash basis	$267	$487	$93	$471	$205
Interest income on impaired loans recognized on an accrual basis	$114	$-	$-	$45	$166

67

	2010
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans

Impaired loans with a specific allowance
Accruing	$-	$-	$-	$-	$-	$-
Non-accruing	4,755	4,792	1,175	3,060	-	13,782
Restructured accruing	-	-	-	-	-	-
Restructured non-accruing	627	2,664	-	1,873	-	5,164
Balance	$5,382	$7,456	$1,175	$4,933	$-	$18,946

Allowance	$2,507	$289	$274	$775	$-	$3,845

Impaired loans without a specific allowance
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	916	12,076	578	6,119	-	19,689
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	1,640	10,885	-	729	771	14,025
Balance	$2,765	$33,889	$4,456	$7,558	$2,000	$50,668

Total impaired loans
Accruing	$-	$6,383	$-	$-	$-	$6,383
Non-accruing	5,671	16,868	1,753	9,179	-	33,471
Restructured accruing	209	4,545	3,878	710	1,229	10,571
Restructured non-accruing	2,267	13,549	-	2,602	771	19,189
Balance	$8,147	$41,345	$5,631	$12,491	$2,000	$69,614

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2011	2010	2009
Impaired loans with a valuation allowance	$36,742	$18,946	$23,683
Impaired loans without a valuation allowance	30,833	50,668	75,769
Total impaired loans	$67,575	$69,614	$99,452

Allowance for loan and lease losses related to impaired loans	$7,791	$3,845	$6,613
Allowance for loan and lease losses related to loans collectively evaluated	41,635	58,290	57,946
Total allowance for loan and lease losses	$49,426	$62,135	$64,559

Average impaired loans for the year	$68,377	$75,556	$100,387
Contractual interest income due on impaired loans during the year	$4,973	$6,651	$6,355
Interest income on impaired loans recognized on a cash basis	$1,523	$-	$-
Interest income on impaired loans recognized on an accrual basis	$325	$524	$-

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31:

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,226	$18,702	$16,963	$14,709	$853	$1,786	$5,722	$5,719	$71,680
Loans and leases 90 days past due	-	-	-	-	2	165	167	243	577
Restructured loans and leases	1,866	-	-	707	-	35	3,579	694	6,881
Total non-performing loans and leases	9,092	18,702	16,963	15,416	855	1,986	9,468	6,656	79,138
Other real estate owned	100	-	462	273	-	-	3,395	201	4,431
Total non-performing assets	$9,192	$18,702	$17,425	$15,689	$855	$1,986	$12,863	$6,857	$83,569

	2010
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	M ortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,938	$30,417	$1,753	$11,781	$1,887	$300	$3,946	$5,305	$63,327
Loans and leases 90 days past due	19	-	-	-	407	182	9,871	3,675	14,154
Restructured loans and leases	209	4,545	3,878	710	-	37	1,192	-	10,571
Total non-performing loans and leases	8,166	34,962	5,631	12,491	2,294	519	15,009	8,980	88,052
Other real estate owned	-	1,172	-	-	-	-	6,799	1,522	9,493
Other assets owned	-	-	-	-	-	200	-	-	200
Total non-performing assets	$8,166	$36,134	$5,631	$12,491	$2,294	$719	$21,808	$10,502	$97,745

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,467	$717	$10,723	$1,677	$7	$467	$5,246	$1,732	$22,036
61-90 days	62	-	-	2,537	-	20	1,639	-	4,258
> 90 days	-	-	-	-	2	165	167	243	577
Total past due	1,529	717	10,723	4,214	9	652	7,052	1,975	26,871
Non-accrual loans and leases	7,226	18,702	16,963	14,709	853	1,786	5,722	5,719	71,680
Current loans	251,572	141,527	344,262	503,153	6,092	357,642	435,888	101,005	2,141,141
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692

	2010
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	M ortgage	Construction	Total
Past due loans and leases
31-60 days	$2,294	$-	$347	$156	$298	$1,685	$4,720	$-	$9,500
61-90 days	20	-	-	108	21	385	1,593	-	2,127
> 90 days	19	-	-	-	407	182	9,871	3,675	14,154
Total past due	2,333	-	347	264	726	2,252	16,184	3,675	25,781
Non-accrual loans and leases	7,938	30,417	1,753	11,781	1,887	300	3,946	5,305	63,327
Current loans	239,984	120,644	325,682	491,241	12,938	377,938	416,404	82,293	2,067,124
Total loans and leases	$250,255	$151,061	$327,782	$503,286	$15,551	$380,490	$436,534	$91,273	$2,156,232

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2011
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$225,048	$137,181	$331,095	$469,309	$1,162,633
Special Mention	8,551	2,207	9,592	22,103	42,453
Substandard	25,720	21,558	31,261	30,664	109,203
Doubtful	1,008	-	-	-	1,008
Total	$260,327	$160,946	$371,948	$522,076	$1,315,297

	2010
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$205,111	$107,374	$294,134	$425,433	$1,032,052
Special Mention	11,324	2,342	23,742	44,035	81,443
Substandard	30,330	39,546	9,906	33,497	113,279
Doubtful	3,490	1,799	-	321	5,610
Total	$250,255	$151,061	$327,782	$503,286	$1,232,384

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2011
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$6,099	$358,094	$439,194	$102,043	$905,430
Non-performing:					-
90 days past due	2	165	167	243	577
Non-accruing	853	1,786	5,722	5,719	14,080
Restructured loans and leases	-	35	3,579	694	4,308
Total	$6,954	$360,080	$448,662	$108,699	$924,395

	2010
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$13,257	$379,971	$421,525	$82,293	$897,046
Non-performing:
90 days past due	407	182	9,871	3,675	14,135
Non-accruing	1,887	300	3,946	5,305	11,438
Restructured loans and leases	-	37	1,192	-	1,229
Total	$15,551	$380,490	$436,534	$91,273	$923,848

During the year ended December 31, 2011, the Company restructured $10.3 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2011 have specific reserves of $1.9 million at December 31, 2011. The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the year ended December 31:

	For the Year Ended December 31, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans
Troubled debt restructurings

Restructured accruing	$1,696	$-	$-	$-	$3,590
Restructured non-accruing	469	-	1,269	2,475	763
Balance	$2,165	$-	$1,269	$2,475	$4,353

Specific allowance	$254	$-	$93	$509	$1,027

Restructured and subsequently defaulted	$-	$-	$-	$-	$509

Other Real Estate Owned

Other real estate owned totaled $4.4 million and $9.5 million at December 31, 2011 and 2010.

Note 6 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2011	2010
Land	$9,954	$9,954
Buildings and leasehold improvements	60,944	60,069
Equipment	39,682	37,853
Total premises and equipment	110,580	107,876
Less: accumulated depreciation and amortization	(62,097)	(58,872)
Net premises and equipment	$48,483	$49,004

Depreciation and amortization expense for premises and equipment amounted to $4.3 million for 2011, $4.3 million for 2010 and $4.8 million for 2009.

Total rental expense of premises and equipment, net of rental income, for the three years ended December 31, 2011, 2010 and 2009 was $5.9 million, $5.9 million and $5.6 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2012	$5,022
2013	4,170
2014	3,813
2015	2,248
2016	1,351
Thereafter	4,772
Total minimum lease payments	$21,376

Note 7 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2011			Weighted	2010			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortized intangible assets:
Core deposit intangibles	$9,716	$(6,575)	$3,141	2.3 years	$9,716	$(5,188)	$4,528	3.3 years
Other identifiable intangibles	8,301	(6,708)	1,593	3.5 years	8,301	(6,251)	2,050	4.5 years
Total amortized intangible assets	$18,017	$(13,283)	$4,734		$18,017	$(11,439)	$6,578

Goodwill	$76,816		$76,816		$76,816		$76,816

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2009	$62,636	$5,191	$8,989	$76,816
No activity	-	-	-	-
Balance December 31, 2010	62,636	5,191	8,989	76,816
No activity	-	-	-	-
Balance December 31, 2011	$62,636	$5,191	$8,989	$76,816

The following table presents the estimated future amortization expense for amortizing intangibles within the years ending December 31:

(In thousands)	Amount
2012	$1,845
2013	1,778
2014	752
2015	303
Thereafter	56
Total amortizing intangibles	$4,734

All goodwill and intangibles associated with segments of the Company were reviewed at October 1, 2011 and 2010, respectively, for any indications of impairment. Based on the review, no indication of impairment related to any segment was noted for the years ended December 31, 2011 and 2010.

Note 8 – Deposits

The following table presents the composition of deposits at December 31:

(In thousands)	2011	2010
Noninterest-bearing deposits	$650,377	$566,812
Interest-bearing deposits:
Demand	367,682	317,905
Money market savings	858,732	861,420
Regular savings	195,408	172,771
Time deposits of less than $100,000	316,058	351,071
Time deposits of $100,000 or more	268,263	279,893
Total interest-bearing deposits	2,006,143	1,983,060
Total deposits	$2,656,520	$2,549,872

Demand deposit overdrafts reclassified as loan balances were $1.0 million and $1.2 million at December 31, 2011 and 2010, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2012	$401,612
2013	115,082
2014	33,635
2015	17,257
2016	16,735
Total time deposits	$584,321

The Company's time deposits of $100,000 or more represented 10.1% of total deposits at December 31, 2011 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	To 12	12	Total
Time deposits—$100 thousand or more	$43,116	$64,305	$80,263	$80,579	$268,263

Interest expense on time deposits of $100,000 or more amounted to $3.3 million, $5.2 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Retail repurchase agreements	$63,613	0.20%	$86,243	0.30%	$74,062	0.20%
Average for the Year:
Retail repurchase agreements	$73,543	0.26%	$86,726	0.30%	$87,828	0.35%
Maximum Month-end Balance:
Retail repurchase agreements	$79,529		$97,884		$98,827

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2011, the Company has an available line of credit for $1.1 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $498.3 million based on pledged collateral at prevailing market interest rates. At December 31, 2011, total pledged collateral was $485.4 million, which included $80.0 million for overnight funds included in short-term borrowing and $405.4 million pledged for the FHLB advances. At December 31, 2010, lines of credit totaled $1.1 billion under which $566.3 million was available based on pledged collateral. Total collateral pledged at December 31, 2010 was $415.8 million which included $10.0 million for overnight funds and $405.8 for the FHLB advances. Both short-term and long-term FHLB advances are fully collateralized by pledges of loans. The Company has pledged, under a blanket lien, qualifying residential mortgage loans amounting to $319.2 million, commercial loans amounting to $514.8 million, home equity lines of credit (“HELOC”) amounting to $322.0 million and multifamily loans amounting to $13.0 million at December 31, 2011 as collateral under the borrowing agreement with the FHLB. At December 31, 2010 the Company had pledged collateral of qualifying mortgage loans of $321.0 million, commercial loans of $464.6 million, HELOC loans of $325.7 million and multifamily loans of $22.3 million under the FHLB borrowing agreement. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $315.2 million and $280.0 million at December 31, 2011 and 2010, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $55.0 million and 35.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31for the periods indicated consisted of the following:

	2011		2010
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$350	0.37%	$350	4.13%
Two years	58	4.13	350	4.13
Three years	-	-	58	4.13
Four years	-	-	-	-
Five years	160,000	4.51	-	-
After five years	245,000	2.84	405,000	3.50
Total advances from FHLB	$405,408	2.99	$405,758	3.50

Note 10 – SUBORDINATED DEBENTURES

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust. The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor. At December 31, 2011, the rate on the subordinated debt was 2.65%. The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination. The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

Note 11 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, for $83.1 million in cash. The redemption of the preferred shares was completed in two transactions with one half of the shares redeemed in July, 2010 and the remainder of the shares redeemed in December, 2010. The preferred shares paid an annual dividend of 5% per share during the period the shares were outstanding. The warrant was issued with an initial exercise price of $19.13 and a ten year term and was exercisable immediately, in whole or in part. The value of the warrant was allocated a portion of the $83.1 million in issuance proceeds. The allocation of this value was based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.7 million and recorded in additional paid-in capital in the consolidated balance sheet. This non-cash amount was considered a discount to the preferred stock and to be amortized over a five year period using the interest method and accreted as a dividend recorded on the preferred shares. A portion of the unamortized discount was recognized in a charge to earnings on the date of the respective redemption of the preferred shares. The warrant was included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive. On February 23, 2011, the Company completed the redemption of the warrant issued for $4.5 million. The redemption of the warrant resulted in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan. Purchases are made at the fair market value of the stock on the purchase date. At December 31, 2011, there were 27,469 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001 and which was re-authorized on July 1, 2011. The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan. Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2011, there were 283,232 shares available for issuance under this plan.

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 23,592 shares of common stock at an average price of $14.16 per share during the year ended December 31, 2011.

As a result of the continued participation in the TARP Capital Purchase Program during 2010, the Company was prohibited from repurchasing any shares of its common stock, other than in connection with the administration of an employee benefit plan, without the consent of the Treasury Department. Accordingly, no shares were repurchased during 2010.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2011, the Bank could have paid additional dividends of $26.2 million to its parent company without regulatory approval. In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2011. There were no other loans outstanding between the Bank and the Company at December 31, 2011 and 2010, respectively.

Note 12 – Share Based Compensation

At December 31, 2011, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,047,563 are available for issuance at December 31, 2011, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 shown are presented in the following table:

	2011	2010	2009
Dividend yield	1.72%	0.27%	4.00%
Weighted average expected volatility	46.87%	45.06%	35.32%
Weighted average risk-free interest rate	2.58%	2.91%	2.59%
Weighted average expected lives (in years)	5.70	5.83	6.00
Weighted average grant-date fair value	$7.76	$6.65	$3.22

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $1.3 million, $1.1 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to the awards of stock options and restricted stock grants. Stock options exercised in the years ended December 31, 2011, 2010 and 2009, respectively, had immaterial intrinsic values. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of December 31, 2011. That cost is expected to be recognized over a weighted average period of approximately 1.5 years. The total of unrecognized compensation cost related to restricted stock was approximately $2.7 million as of December 31, 2011. That cost is expected to be recognized over a weighted average period of approximately 3.2 years. The fair value of the options vested during the years ended December 31, 2011, 2010 and 2009, was $0.3 million, $0.5 million and $0.4 million, respectively.

In the first quarter of 2011, 37,105 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 85,589 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary. There were no additional stock options or shares of restricted stock granted during the remainder of 2011.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2011	722,367	$32.47		$514
Granted	37,105	$18.69		-
Exercised	(2,037)	$12.41		11
Forfeited or expired	(122,238)	$34.15		10
Balance at December 31, 2011	635,197	$31.42	2.9	406

Exercisable at December 31, 2011	555,557	$33.59	2.5	$241

Weighted average fair value of options granted during the year		$7.76

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2011	106,185	$4.78
Granted	37,105	$7.76
Vested	(59,455)	$4.49
Forfeited or expired	(4,195)	$5.75
Non-vested options at December 31, 2011	79,640	$6.33

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2011	183,751	$15.31
Granted	85,589	$18.69
Vested	(46,939)	$16.64
Forfeited or expired	(16,088)	$15.80
Restricted stock at December 31, 2011	206,313	$16.37

Note 13 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus future salary increases and additional years of service will no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2011	2010
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$30,633	$29,379
Interest cost	1,541	1,490
Actuarial loss	360	569
Benefit payments	(1,484)	(805)
Increase related to discount rate change	1,337	-
Projected obligation at December 31	32,387	30,633
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	26,839	26,841
Actual return on plan assets	986	803
Contribution	3,000	-
Benefit payments	(1,484)	(805)
Fair value of plan assets at December 31	29,341	26,839

Funded status at December 31	$(3,046)	$(3,794)

Accumulated benefit obligation at December 31	$32,387	$30,633

Unrecognized net actuarial loss	$11,240	$10,618
Net periodic pension cost not yet recognized
	$11,240	$10,618

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2011	2010	2009
Discount rate	4.75%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2011	2010	2009
Interest cost on projected benefit obligation	$1,541	$1,490	$1,436
Expected return on plan assets	(1,070)	(1,201)	(1,242)
Recognized net actuarial loss	1,159	1,156	1,362
Net periodic benefit cost	$1,630	$1,445	$1,556

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2011	2010	2009
Discount rate	5.00%	5.00%	5.00%
Expected return on plan assets	4.50%	4.50%	4.50%
Rate of compensation increase	N/A	N/A	N/A

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2009	$13,362
Additions during the year	(1,194)
Reclassifications due to recognition as net periodic pension cost	(1,362)
Included in accumulated other comprehensive income (loss) as of December 31, 2009	10,806
Additions during the year	968
Reclassifications due to recognition as net periodic pension cost	(1,156)
Included in accumulated other comprehensive income (loss) as of December 31, 2010	10,618
Additions during the year	443
Reclassifications due to recognition as net periodic pension cost	(1,159)
Increase related to change in discount rate assumption	1,337
Included in accumulated other comprehensive income (loss) as of December 31, 2011	11,240
Applicable tax effect	(4,482)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2011	$6,758

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,644

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2011	2010	2009
Net actuarial loss	$(11,240)	$(10,618)	$(10,806)
Net periodic benefit cost not yet recognized	$(11,240)	$(10,618)	$(10,806)

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2011	2010
Asset Category:
Cash and certificates of deposit	27.1%	43.2%
Equity Securities:	39.3	21.0
Debt Securities	33.6	35.8
Total pension plan sssets	100.0%	100.0%

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

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 30% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2011, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2011
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$7,815	$-	$-	$7,815
Equity Securities:
Industrials	1,064	-	-	1,064
Financials	1,669			1,669
Telecommunication services	765	-	-	765
Consumer	3,429	-	-	3,429
Health care	1,594	-	-	1,594
Information technology	1,416	-	-	1,416
Energy	811	-	-	811
Other	775	-	-	775
Total equity securities	11,523	-	-	11,523
Fixed income securities:
U. S. Government Agencies	-	619	-	619
Corporate bonds	-	9,251	-	9,251
Other	133	-	-	133
Total pension plan sssets	$19,471	$9,870	$-	$29,341

	2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$11,497	$-	$-	$11,497
Equity Securities:
Industrials	184	-	-	184
Telecommunication services	654	-	-	654
Consumer	2,085	-	-	2,085
Health care	890	-	-	890
Information technology	648	-	-	648
Energy	569	-	-	569
Other	602	-	-	602
Total equity securities	5,632	-	-	5,632
Fixed income securities:
U. S. Government Agencies	-	1,828	-	1,828
Corporate bonds	-	7,783	-	7,783
Other	99	-	-	99
Total pension plan sssets	$17,228	$9,611	$-	$26,839

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan. Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2012.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December31 are presented in the following table:

Pension
(In thousands)	Benefits
2012	$517
2013	658
2014	785
2015	877
2016	1,048
2017-2021	7,072

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match are included in non-interest expenses and totaled $1.4 million in 2011, 2010 and 2009.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. Benefit costs related to the Plan included in non-interest expense for 2011, 2010 and 2009 were $0.3 million, $0.2 million, and $0.3 million, respectively.

Note 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2011	2010	2009
Letter of credit fees	$1,123	$1,019	$567
Extension fees	406	594	793
Other income	2,515	2,816	3,366
Total other non-interest income	$4,044	$4,429	$4,726

(In thousands)	2011	2010	2009
Professional fees	$4,942	$5,586	$4,863
Other real estate owned	2,412	976	46
Postage and delivery	1,257	1,328	1,373
Communications	1,433	1,433	1,270
Other expenses	7,598	7,027	7,116
Total other non-interest expense	$17,642	$16,350	$14,668

Note 15 – Income Taxes

The following table provides the components of income tax expense (benefit) for the years ended December 31:

(In thousands)	2011	2010	2009
Current income taxes (benefits):
Federal	$6,840	$8,106	$(7,059)
State	2,327	1,423	(1,701)
Total current	9,167	9,529	(8,760)
Deferred income taxes (benefits):
Federal	5,640	(469)	(5,831)
State	1,038	(11)	(1,406)
Total deferred	6,678	(480)	(7,237)
Total income tax expense (benefit)	$15,845	$9,049	$(15,997)

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31:

(In thousands)	2011	2010
Deferred Tax Assets:
Allowance for loan and lease losses	$19,714	$24,781
Employee benefits	1,454	1,962
Pension plan OCI	4,482	4,234
Deferred loan fees and costs	681	302
Non-qualified stock option expense	413	357
Losses on other real estate owned	313	-
Other than temporary impairment	269	206
Loan and deposit premium/discount	159	350
Depreciation	-	121
Reserve for recourse loans	120	160
Other	111	125
Gross deferred tax assets	27,716	32,598
Deferred Tax Liabilities:
Unrealized gains on investments available for sale	(13,270)	(2,497)
Pension plan costs	(3,267)	(2,721)
Depreciation	(900)	-
Intangible assets	(286)	-
Bond accretion	(167)	(262)
Other	(16)	(51)
Gross deferred tax liabilities	(17,906)	(5,531)
Net deferred tax asset	$9,810	$27,067

No valuation allowance exists with respect to deferred tax items.

The reconcilements between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2011		2010		2009
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income (Loss)	Amount	Income (Loss)	Amount	Income (Loss)
Income tax expense at federal statutory rate	$17,481	35.0%	$11,399	35.0%	$(10,798)	(35.0)%
Increase (decrease) resulting from:
Tax exempt income, net	(2,945)	(5.9)	(2,411)	(7.4)	(2,429)	(7.9)
Bank-owned life insurance	(923)	(1.9)	(980)	(3.0)	(1,017)	(3.3)
State income taxes, net of federal income tax benefits	2,187	4.4	906	2.8	(2,020)	(6.5)
Other, net	45	0.1	135	0.4	267	0.8
Total income tax expense (benefit) and rate	$15,845	31.7%	$9,049	27.8%	$(15,997)	51.9%

Note 16 – Net Income (LOSS) per Common Share

The calculation of net income (loss) per common share for the years ended December 31 is presented in the following table.

(Dollars and amounts in thousands, except per share data)	2011	2010	2009
Net income (loss)	$34,102	$23,520	$(14,855)
Less: Dividends - preferred stock	-	6,149	4,810
Net income (loss) available to common stockholders	$34,102	$17,371	$(19,665)

Basic:
Basic weighted average EPS shares	24,083	22,339	16,449

Basic net income (loss) per share	$1.42	$1.05	$(0.90)
Basic net income (loss) per common share	1.42	0.78	(1.20)

Diluted:
Basic weighted average EPS shares	24,083	22,339	16,449
Dilutive common stock equivalents	66	41	-
Dilutive EPS shares	24,149	22,380	16,449

Diluted net income (loss) per share	$1.41	$1.05	$(0.90)
Diluted net income (loss) per common share	1.41	0.78	(1.20)

Anti-dilutive shares	621	776	1,001

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments. These do not have an impact on the Company’s net income (loss). The components of other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31 are presented in the following table.

(In thousands)	2011	2010	2009
Net income (loss)	$34,102	$23,520	$(14,855)
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	26,722	(932)	5,210
Related income tax (expense) benefit	(10,656)	374	(2,077)
Net investment gains reclassified into earnings	292	796	418
Related income tax expense	(116)	(319)	(167)
Net effect on other comprehensive income (loss) for the period	16,242	(81)	3,384

Defined benefit pension plan:
Recognition of unrealized gain	(622)	188	2,555
Related income tax expense	248	(75)	(1,019)
Net effect on other comprehensive income for the period	(374)	113	1,536
Total other comprehensive income	15,868	32	4,920
Comprehensive income (loss)	$49,970	$23,552	$(9,935)

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2009	$461	$(8,033)	$(7,572)
Period change, net of tax	3,384	1,536	4,920
Balance at December 31, 2009	3,845	(6,497)	(2,652)
Period change, net of tax	(81)	113	32
Balance at December 31, 2010	3,764	(6,384)	(2,620)
Period change, net of tax	16,242	(374)	15,868
Balance at December 31, 2011	$20,006	$(6,758)	$13,248

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

(In thousands)	2011	2010
Balance at January 1	$22,842	$25,289
Additions	176	2,466
Repayments	(2,783)	(4,913)
Balance at December 31	$20,235	$22,842

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

	December 31,	December 31,
(In thousands)	2011	2010
Commercial	$79,567	$72,324
Real estate-development and construction	76,940	53,511
Real estate-residential mortgage	20,922	25,054
Lines of credit, principally home equity and business lines	621,422	586,816
Standby letters of credit	73,913	68,057
Total Commitments to extend credit and available credit lines	$872,764	$805,762

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Any amounts due to the Company will be expected to be collected from the borrower. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management reviews this credit exposure on a monthly basis. At December 31, 2011 and 2010, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.

A summary of the Company’s interest rate swaps at December 31 is included in the following table:

	2011
	Notional	Estimate	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$27,127	$(1,529)	3.0	2.65%	4.66%
Pay Variable/Receive Fixed Swaps	27,127	1,529	3.0	4.66%	2.65%
Total Swaps	$54,254	$-	3.0	3.66%	3.66%

	2010
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$24,286	$(1,113)	3.7	2.84%	5.32%
Pay Variable/Receive Fixed Swaps	24,286	1,113	3.7	5.32%	2.84%
Total Swaps	$48,572	$-	3.7	4.08%	4.08%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 20 – Litigation

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Company's financial condition, operating results or liquidity.

Note 21 – Fair Value

Generally accepted accounting principles provides entities the option to measure eligible financial assets, financial liabilities and commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes in fair value must be recorded in earnings. The Company applies the fair value option on residential mortgage loans held for sale. The fair value option on residential mortgage loans allows the recognition of gains on sale of mortgage loans to more accurately reflect the timing and economics of the transaction.

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

Investments available-for-sale

U.S. government agencies, mortgage-backed securities and corporate debt

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at December 31 that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$25,341	$-	$25,341
Investments available-for-sale:
U.S. government agencies	-	200,252	-	200,252
State and municipal	-	173,111	-	173,111
Mortgage-backed	-	570,144	-	570,144
Corporate debt	-	1,978	-	1,978
Trust preferred	3,249	-	2,467	5,716
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,529	-	1,529

Liabilities
Interest rate swap agreements	$-	$(1,529)	$-	$(1,529)

	2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$22,717	$-	$22,717
Investments available-for-sale:
U.S. government agencies	-	306,705	-	306,705
State and municipal	-	107,537	-	107,537
Mortgage-backed	-	486,961	-	486,961
Trust preferred	3,182	-	2,798	5,980
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,113	-	1,113

Liabilities
Interest rate swap agreements	$-	$(1,113)	$-	$(1,113)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at December 31, 2010	$2,798
Total OTTI included in earnings	(160)
Principal redemption	(695)
Total unrealized losses included in other comprehensive income (loss)	524
Balance at December 31, 2011	$2,467

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2011
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$59,784	$59,784	$(5,565)
Other real estate owned	-	-	4,431	4,431	(786)
Total	$-	$-	$64,215	$64,215	$(6,351)

	2010
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$65,769	$65,769	$(10,302)
Other real estate owned	-	-	9,493	9,493	(203)
Total	$-	$-	$75,262	$75,262	$(10,505)

At December 31, 2011, impaired loans totaling $67.6 million were written down to fair value of $59.8 million as a result of specific loan loss allowances of $7.8 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $69.6 million were written down to fair value of $65.8 million at December 31, 2010 as a result of specific loan loss allowances of $3.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 are presented in the following table:

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$97,655	$97,655	$85,834	$85,834
Investments available-for-sale	951,301	951,301	907,283	907,283
Investments held-to-maturity and other equity securities	213,398	219,100	135,660	138,194
Loans, net of allowance	2,190,266	2,276,333	2,094,097	1,983,242
Accrued interest receivable and other assets (2)	93,995	93,995	92,145	92,145

Financial Liabilities
Deposits	$2,656,520	$2,661,018	$2,549,872	$2,554,327
Securities sold under retail repurchase agreements and federal funds purchased	143,613	143,613	96,243	96,243
Advances from FHLB	405,408	452,378	405,758	447,563
Subordinated debentures	35,000	9,810	35,000	8,091
Accrued interest payable and other liabilities (2)	2,617	2,617	3,765	3,765

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

Note 22 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2011	2010
Assets
Cash and cash equivalents	$8,326	$12,230
Investments available for sale (at fair value)	100	100
Investment in subsidiary	424,965	395,793
Loan to subsidiary	35,000	35,000
Dividend receivable from subsidiary	13,000	-
Other assets	327	309
Total assets	$481,718	$443,432

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	609	863
Total liabilities	35,609	35,863
Stockholders’ Equity
Common stock	24,091	24,047
Warrants	-	3,699
Additional paid in capital	177,828	177,344
Retained earnings	230,942	205,099
Accumulated other comprehensive loss	13,248	(2,620)
Total stockholders’ equity	446,109	407,569
Total liabilities and stockholders’ equity	$481,718	$443,432

Statements of Income/(Loss)

	Year Ended December 31,
(In thousands)	2011	2010	2009
Income:
Cash dividends from subsidiary	$21,339	$-	$5,115
Other income	945	1,191	1,607
Total income	22,284	1,191	6,722
Expenses:
Interest	913	940	1,585
Other expenses	784	911	847
Total expenses	1,697	1,851	2,432
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiary	20,587	(660)	4,290
Income tax benefit	(210)	(167)	(200)
Income (loss) before equity in undistributed income (loss) of subsidiary	20,797	(493)	4,490
Equity in undistributed (excess distributions) income (loss) of subsidiary	13,305	24,013	(19,345)
Net income (loss)	34,102	23,520	(14,855)
Preferred stock dividends and discount accretion	-	6,149	4,810
Net income (loss) available to common shareholders	$34,102	$17,371	$(19,665)

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$34,102	$23,520	$(14,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(13,305)	(24,013)	-
Dividends receivable from subsidiary bank	(13,000)	-	-
Investment in subsidiary	-	-	19,345
Common stock issued pursuant to West Financial Services acquisition	-	-	628
Share based compensation expense	1,207	904	762
Net change in other liabilities	(184)	43	(337)
Other-net	(87)	14	422
Net cash provided by operating activities	8,733	468	5,965
Cash Flows from Investing Activities:
Net decrease in loans receivable	-	-	429
Proceeds from sales of loans	-	-	2,839
Net cash provided by investing activities	-	-	3,268
Cash Flows from Financing Activities:
Redemption of preferred stock	-	(83,094)	-
Redemption of stock warrant	(4,449)	-	-
Proceeds from issuance of common stock	314	96,464	521
Tax benefit from stock options exercised	91	201	26
Repurchase of common stock	(334)	-	-
Dividends paid	(8,259)	(4,563)	(10,047)
Net cash provided (used) by financing activities	(12,637)	9,008	(9,500)
Net increase (decrease) in cash and cash equivalents	(3,904)	9,476	(267)
Cash and cash equivalents at beginning of year	12,230	2,754	3,021
Cash and cash equivalents at end of year	$8,326	$12,230	$2,754

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2011 and 2010, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at the dates indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total Capital to risk-weighted
assets Company	$419,780	15.83%	$212,199	8.00%	N/A	N/A
Sandy Spring Bank	$397,526	15.00%	$212,016	8.00%	$265,021	10.00%
Tier 1 Capital to risk-weighted
assets Company	$386,423	14.57%	$106,099	4.00%	N/A	N/A
Sandy Spring Bank	$329,197	12.42%	$106,008	4.00%	$159,012	6.00%
Tier 1 Leverage
Company	$386,423	10.84%	$106,976	3.00%	N/A	N/A
Sandy Spring Bank	$329,197	9.24%	$106,920	3.00%	$178,200	5.00%

As of December 31, 2010:
Total Capital to risk-weighted assets
Company	$394,050	15.37%	$205,069	8.00%	N/A	N/A
Sandy Spring Bank	$381,166	14.88%	$204,909	8.00%	$256,136	10.00%
Tier 1 Capital to risk-weighted assets
Company	$361,636	14.11%	$102,535	4.00%	N/A	N/A
Sandy Spring Bank	$313,778	12.25%	$102,454	4.00%	$153,682	6.00%
Tier 1 Leverage
Company	$361,636	10.30%	$105,338	3.00%	N/A	N/A
Sandy Spring Bank	$313,778	8.94%	$105,285	3.00%	$175,475	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $1.4 million in 2011, $1.4 million in 2010 and $2.7 million in 2009.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.2 million in 2011, $0.3 million in 2010 and $0.3 million in 2009.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $760 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.2 million in 2011, $0.3 million 2010 and $0.7 million in 2009.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$139,531	$5	$8	$(74)	$139,470
Interest expense	26,598	-	-	(74)	26,524
Provision (credit) for loan and lease losses	1,428	-	-	-	1,428
Noninterest income	33,768	5,142	5,400	(810)	43,500
Noninterest expenses	98,320	4,450	3,111	(810)	105,071
Income before income taxes	46,953	697	2,297	-	49,947
Income tax expense	14,667	283	895	-	15,845
Net income	$32,286	$414	$1,402	$-	$34,102

Assets	$3,742,916	$13,067	$14,806	$(59,419)	$3,711,370

	2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,731	$7	$5	$(394)	$148,349
Interest expense	33,136	-	-	(394)	32,742
Provision for loan and lease losses	25,908	-	-	-	25,908
Noninterest income	33,720	5,807	5,065	(810)	43,782
Noninterest expenses	94,001	4,556	3,165	(810)	100,912
Income before income taxes	29,406	1,258	1,905	-	32,569
Income tax expense	7,798	509	742	-	9,049
Net income	$21,608	$749	$1,163	$-	$23,520

Assets	$3,527,889	$12,671	$13,409	$(34,581)	$3,519,388

	2009
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$156,015	$6	$4	$(795)	$155,230
Interest expense	52,317	-	-	(795)	51,522
Provision for loan and lease losses	76,762	-	-	-	76,762
Noninterest income	33,334	5,980	4,654	(612)	43,356
Noninterest expenses	93,514	4,796	3,456	(612)	101,154
Income (loss) before income taxes	(33,244)	1,190	1,202	-	(30,852)
Income tax expense (benefit)	(16,947)	481	469	-	(15,997)
Net income (loss)	$(16,297)	$709	$733	$-	$(14,855)

Assets	$3,670,521	$12,693	$12,207	$(64,943)	$3,630,478

Note 25 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2011
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,750	$35,008	$35,004	$34,708
Interest expense	6,740	6,854	6,674	6,256
Net interest income	28,010	28,154	28,330	28,452
Provision (credit) for loan and lease losses	1,515	1,151	(3,520)	2,282
Noninterest income	9,992	10,802	11,336	11,370
Noninterest expense	26,062	25,838	25,848	27,323
Income before income taxes	10,425	11,967	17,338	10,217
Income tax expense	3,134	3,671	6,081	2,959
Net income	$7,291	$8,296	$11,257	$7,258

Basic net income per share	$0.30	$0.34	$0.47	$0.30
Basic net income per common share	0.30	0.34	0.47	0.30
Diluted net income per share	$0.30	$0.34	$0.47	$0.30
Diluted net income per common share	0.30	0.34	0.47	0.30

	2010
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$37,360	$37,508	$37,367	$36,114
Interest expense	9,201	8,512	7,868	7,161
Net interest income	28,159	28,996	29,499	28,953
Provision for loan and lease losses	15,025	6,107	2,453	2,323
Noninterest income	10,847	10,674	10,539	11,722
Noninterest expense	24,813	24,758	25,140	26,201
Income (loss) before income taxes	(832)	8,805	12,445	12,151
Income tax expense (benefit)	(1,333)	2,546	3,961	3,875
Net income	$501	$6,259	$8,484	$8,276
Net income (loss) available to common stockholders	$(699)	$5,056	$6,410	$6,604

Basic net income per share	$0.03	$0.26	$0.35	$0.34
Basic net income (loss) per common share	(0.04)	0.21	0.27	0.27
Diluted net income per share	$0.03	$0.26	$0.35	$0.34
Diluted net income (loss) per common share	(0.04)	0.21	0.27	0.27

Note 26 – PENDING ACQUISITION

On December 20, 2011, the Company entered into a definitive merger agreement to acquire CommerceFirst Bancorp, Inc. and its wholly-owned subsidiary. The acquisition of CommerceFirst will add approximately $205 million in total assets, $181 million in gross loans, and $180 million in total deposits, before purchase accounting adjustments. CommerceFirst Bank operates 5 full service branches in Anne Arundel, Howard and Prince George’s counties in central Maryland.

Under the terms of the agreement, the Company will acquire all of the shares of CommerceFirst common stock for a combination of 50% Sandy Spring Bancorp common stock and 50% cash. The stock consideration will be at a fixed exchange ratio of 0.8043 of the Company’s shares for each CommerceFirst share, subject to possible adjustment, and the cash consideration will be $13.60 per share.  The aggregate merger consideration will consist of approximately 732,000 shares of common stock and $12.4 million in cash.  CommerceFirst shareholders will be permitted to elect Sandy Spring common stock or cash, or a combination of each, subject to proration procedures to preserve the aggregate 50% stock and 50% cash consideration mix. The stock portion of the consideration to CommerceFirst shareholders is intended to qualify as a tax-free transaction. This transaction is subject to regulatory and stockholder approval.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2011 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2011. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Item 14. Principal Accounting Fees and Services

The material labeled “Audit and Non-Audit” Fees in the Proxy Statement is incorporated in this Report by reference.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2011 and 2010

Consolidated Statements of Income/(Loss) for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009

Notes to the Consolidated Financial Statements

Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Incorporated by Reference to:
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.

3(c)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

4(a)	No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(d)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(j)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(k)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:
10(m)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(o)*	Change in Control Agreement by and between Sandy Spring Bank, and Jeffrey Welch

10(p)*	Amendment to Change in Control Agreement by and between Sandy Spring Bank, and Jeffrey Welch

10(q)*	Executive Team Incentive Plan	Exhibit 10.1 to Form 8-K filed on March 31, 2011, SEC File No. 0-19065

21	Subsidiaries

23	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

101	The following materials from the Sandy Spring Bancorp, Inc. Annual report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income/(Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2012.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Solomon Graham	Director
Solomon Graham

/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ David E. Rippeon	Director
David E. Rippeon

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Daniel J. Schrider	Director
Daniel J. Schrider

/s/ Dennis A. Starliper	Director
Dennis A. Starliper

