Form 10-Q
period 2012-03-31
SANDY SPRING BANCORP INC
filed 2012-05-10
CIK 824410

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes  ☐      No ☒

The number of outstanding shares of common stock outstanding as of May 7, 2012.

Common stock, $1.00 par value – 24,148,626 shares

SANDY SPRING BANCORP, INC.

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

Part I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION – UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash and due from banks	$43,149	$49,832
Federal funds sold	1,012	1,006
Interest-bearing deposits with banks	58,144	21,476
Cash and cash equivalents	102,305	72,314
Residential mortgage loans held for sale (at fair value)	18,126	25,341
Investments available-for-sale (at fair value)	878,365	951,301
Investments held-to-maturity — fair value of $157,745 and $184,167 at March 31, 2012 and December 31, 2011, respectively	153,544	178,465
Other equity securities	35,553	34,933
Total loans and leases	2,271,392	2,239,692
Less: allowance for loan and lease losses	(45,061)	(49,426)
Net loans and leases	2,226,331	2,190,266
Premises and equipment, net	48,748	48,483
Other real estate owned	4,834	4,431
Accrued interest receivable	12,424	12,898
Goodwill	76,816	76,816
Other intangible assets, net	4,272	4,734
Other assets	106,955	111,388
Total assets	$3,668,273	$3,711,370

Liabilities
Noninterest-bearing deposits	$685,770	$650,377
Interest-bearing deposits	1,995,305	2,006,143
Total deposits	2,681,075	2,656,520
Securities sold under retail repurchase agreements and federal funds purchased	73,130	143,613
Advances from FHLB	405,321	405,408
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	21,830	24,720
Total liabilities	3,216,356	3,265,261

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,143,985 and 24,091,042 at March 31, 2012 and December 31, 2011, respectively	24,144	24,091
Additional paid in capital	177,949	177,828
Retained earnings	236,986	230,942
Accumulated other comprehensive income	12,838	13,248
Total stockholders' equity	451,917	446,109
Total liabilities and stockholders' equity	$3,668,273	$3,711,370

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest Income:
Interest and fees on loans and leases	$27,129	$26,990
Interest on loans held for sale	149	122
Interest on deposits with banks	21	18
Interest and dividends on investment securities:
Taxable	4,943	5,440
Exempt from federal income taxes	2,373	2,179
Interest on federal funds sold	-	1
Total interest income	34,615	34,750
Interest Expense:
Interest on deposits	2,013	2,913
Interest on retail repurchase agreements and federal funds purchased	61	53
Interest on advances from FHLB	3,587	3,551
Interest on subordinated debt	249	223
Total interest expense	5,910	6,740
Net interest income	28,705	28,010
Provision for loan and lease losses	664	1,515
Net interest income after provision for loan and lease losses	28,041	26,495
Non-interest Income:
Investment securities gains	73	20
Total other-than-temporary impairment ("OTTI") losses	(64)	(100)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	59
Net OTTI recognized in earnings	(64)	(41)
Service charges on deposit accounts	2,200	2,252
Mortgage banking activities	1,025	455
Wealth management income	4,057	3,645
Insurance agency commissions	1,202	1,180
Income from bank owned life insurance	634	646
Visa check fees	898	834
Other income	949	1,001
Total non-interest income	10,974	9,992
Non-interest Expenses:
Salaries and employee benefits	15,701	14,624
Occupancy expense of premises	2,846	3,143
Equipment expenses	1,190	1,142
Marketing	495	485
Outside data services	1,279	995
FDIC insurance	652	1,044
Amortization of intangible assets	461	461
Other expenses	4,059	4,168
Total non-interest expenses	26,683	26,062
Income before income taxes	12,332	10,425
Income tax expense	3,856	3,134
Net income	$8,476	$7,291

Net Income Per Share Amounts:
Basic net income per share	$0.35	$0.30
Diluted net income per share	$0.35	$0.30
Dividends declared per share	$0.10	$0.08

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of OTHER COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$8,476	$7,291
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(1,103)	263
Related income tax benefit (expense)	439	(105)
Net investment gains reclassified into earnings	73	20
Related income tax expense	(29)	(8)
Net effect on other comprehensive income (loss) for the period	(620)	170

Defined benefit pension plan:
Recognition of unrealized gain	350	317
Related income tax expense	(140)	(127)
Net effect on other comprehensive income for the period	210	190
Total other comprehensive income (loss)	(410)	360
Comprehensive income	$8,066	$7,651

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Operating activities:
Net income	$8,476	$7,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,936	1,840
Net OTTI recognized in earnings	64	41
Provision for loan and lease losses	664	1,515
Share based compensation expense	325	249
Deferred income tax expense	1,641	1,286
Origination of loans held for sale	(55,278)	(43,836)
Proceeds from sales of loans held for sale	63,474	56,485
Gains on sales of loans held for sale	(981)	(824)
Loss on sales of other real estate owned	334	327
Investment securities gains	(73)	(20)
Gains on sales of premises and equipment	(93)	(14)
Net (increase) decrease in accrued interest receivable	474	(323)
Net decrease in other assets	1,923	857
Net increase (decrease) in accrued expenses and other liabilities	(2,104)	10,798
Other – net	1,717	2,275
Net cash provided by operating activities	22,499	37,947
Investing activities:
Purchases of other equity securities	(620)	-
Purchases of investments held-to-maturity	(11,032)	(8,819)
Purchases of investments available-for-sale	(46,331)	(117,891)
Proceeds from sales of investment available-for-sale	28,519	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	35,920	21,639
Proceeds from maturities, calls and principal payments of investments available-for-sale	88,220	59,390
Net (increase) decrease in loans and leases	(38,396)	362
Proceeds from the sales of other real estate owned	1,110	1,669
Expenditures for premises and equipment	(1,301)	(973)
Net cash provided by (used in) investing activities	56,089	(44,623)
Financing activities:
Net increase in deposits	24,555	49,762
Net decrease in retail repurchase agreements and federal funds purchased	(70,483)	(20,727)
Repayment of advances from FHLB	(87)	(87)
Redemption of stock warrant	-	(4,449)
Proceeds from issuance of common stock	(225)	(6)
Tax benefits associated with shared based compensation	74	-
Dividends paid	(2,431)	(1,938)
Net cash provided by (used) in financing activities	(48,597)	22,555
Net increase in cash and cash equivalents	29,991	15,879
Cash and cash equivalents at beginning of period	72,314	63,117
Cash and cash equivalents at end of period	$102,305	$78,996

Supplemental Disclosures:
Interest payments	$5,940	$6,784
Income tax payments	1,356	2,210
Transfers from loans to other real estate owned	1,667	1,089

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2012	$-	$24,091	$-	$177,828	$230,942	$13,248	$446,109
Comprehensive Income:
Net income	-	-	-	-	8,476	-	8,476
Other comprehensive income, net of tax	-	-	-	-	-	(410)	(410)
Common stock dividends - $0.10 per share	-	-	-	-	(2,432)	-	(2,432)
Stock compensation expense	-	-	-	399	-	-	399
Common stock issued pursuant to:
Employee stock purchase plan - 7,953 shares	-	8	-	113	-	-	121
Restricted stock - 44,990 shares	-	45	-	(391)	-	-	(346)
Balances at March 31, 2012	$-	$24,144	$-	$177,949	$236,986	$12,838	$451,917

Balances at January 1, 2011	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Comprehensive Income:
Net income	-	-	-	-	7,291	-	7,291
Other comprehensive income, net of tax:	-	-	-	-	-	360	360
Common stock dividends - $0.08 per share	-	-	-	-	(1,938)	-	(1,938)
Stock compensation expense	-	-	-	249	-	-	249
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	-	2	-	19	-	-	21
Employee stock purchase plan - 7,608 shares	-	8	-	116	-	-	124
Restricted stock - 28,423 shares	-	28	-	(179)	-	-	(151)
Balances at March 31, 2011	$-	$24,085	$-	$176,799	$210,452	$(2,260)	$409,076

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Arlington Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services. Insurance products are available to clients through Sandy Spring Insurance, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report on Form 10-K.

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

Adopted Accounting Pronouncements

In June 2011, the FASB issued a standard that requires comprehensive income to be reported in either a single statement or two consecutive statements reporting net income and other comprehensive income. The guidance does not alter the items that are reported in other comprehensive income or require reclassification of items from other comprehensive income to net income. This guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has opted to present comprehensive income in two consecutive statements. This guidance did not have any impact on the financial position, results of operations or cash flows of the Company as it only affects the presentation of the information in the financial statements.

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

In May 2011, the FASB issued guidance on fair value that applies to all entities that measure assets, liabilities or instruments classified in stockholders’ equity at fair value or provide fair value disclosures for items not recorded at fair value. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risk and the concept of valuation premise and highest and best use, extends the prohibition of blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. Differences in fair value measurement resulting from the application of the guidance will be recognized in income in the period of adoption as a change in estimate. Disclosure requirements will be recognized prospectively. Changes in valuation techniques and related inputs as a result of the application of the guidance in addition to an estimate of the total effect of the changes, if practicable, will be disclosed in the period of adoption. The application of this guidance did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At March 31, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$175,202	$1,843	$(213)	$176,832	$197,816	$2,436	$-	$200,252
State and municipal	160,290	10,864	(4)	171,150	160,657	12,456	(2)	173,111
Mortgage-backed	503,301	19,806	(24)	523,083	551,518	18,639	(13)	570,144
Corporate debt	2,000	-	(3)	1,997	2,000	-	(22)	1,978
Trust preferred	5,228	400	(425)	5,203	5,936	260	(480)	5,716
Total debt securities	846,021	32,913	(669)	878,265	917,927	33,791	(517)	951,201
Marketable equity securities	100	-	-	100	100	-	-	100
Total investments available-for-sale	$846,121	$32,913	$(669)	$878,365	$918,027	$33,791	$(517)	$951,301

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2012 are the result of changes in interest rates and are not considered credit related. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at March 31, 2012 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($210.8 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($312.3 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At March 31, 2012, the trust preferred portfolio consisted of one security backed by a single financial institution issuer and one pooled trust preferred security. The fair value of the single issue security was $3.4 million as determined using broker quotations. The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $2.2 million, with a fair value of $1.8 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.32%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.7% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related other-than-temporary impairment (“OTTI”) of $64 thousand, which was recognized in earnings for the quarter ended March 31, 2012. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.4 million for the quarter ended March 31, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2012.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$422
Additions for credit losses not previously recognized	64
Cumulative credit losses on investment securities, through March 31, 2012	$486

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At March 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	5	$38,903	$213	$-	$213
State and municipal	1	393	4	-	4
Mortgage-backed	2	2,221	24	-	24
Corporate debt	1	1,997	3	-	3
Trust preferred	2	1,815	-	425	425
Total	11	$45,329	$244	$425	$669

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$397	$2	$-	$2
State and municipal	3	5,081	13	-	13
Mortgage-backed	1	3,326	22	-	22
Trust preferred	1	2,467	-	480	480
Total	6	$11,271	$37	$480	$517

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

	At March 31, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$25,361	$25,592	$65,569	$65,972
Due after one year through five years	62,916	64,369	62,993	64,656
Due after five years through ten years	349,029	360,083	342,813	354,238
Due after ten years	408,715	428,221	446,552	466,335
Total debt securities available for sale	$846,021	$878,265	$917,927	$951,201

At March 31, 2012 and December 31, 2011, investments available-for-sale with a book value of $238.4 million and $255.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2012 and December 31, 2011.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At March 31, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$34,986	$127	$-	$35,113	$54,983	$406	$-	$55,389
State and municipal	118,171	4,362	(338)	122,195	123,075	5,244	(1)	128,318
Mortgage-backed	387	50	-	437	407	53	-	460
Total investments held-to-maturity	$153,544	$4,539	$(338)	$157,745	$178,465	$5,703	$(1)	$184,167

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At March 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	13	$12,676	$338	$-	$338
Total	13	$12,676	$338	$-	$338

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$541	$1	$-	$1
Total	1	$541	$1	$-	$1

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, and substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	At March 31, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$12,485	$12,693	$18,860	$19,203
Due after one year through five years	6,401	6,583	6,937	7,144
Due after five years through ten years	79,081	81,261	98,428	101,008
Due after ten years	55,577	57,208	54,240	56,812
Total debt securities held-to-maturity	$153,544	$157,745	$178,465	$184,167

At March 31, 2012 and December 31, 2011, investments held-to-maturity with a book value of $120.0 million and $58.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2012 and December 31, 2011.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2012	December 31, 2011
Federal Reserve Bank stock	$7,530	$7,530
Federal Home Loan Bank of Atlanta stock	27,948	27,328
Atlantic Central Bank stock	75	75
Total equity securities	$35,553	$34,933

Note 3 – Loans and Leases

Outstanding loan balances at March 31, 2012 and December 31, 2011 are net of unearned income including net deferred loan costs of $2.2 million and $2.0 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2012	December 31, 2011
Residential real estate:
Residential mortgage	$465,204	$448,662
Residential construction	122,841	108,699
Commercial real estate:
Commercial owner occupied real estate	525,022	522,076
Commercial investor real estate	392,626	371,948
Commercial acquisition, development and construction	149,814	160,946
Commercial Business	253,827	260,327
Leases	5,843	6,954
Consumer	356,215	360,080
Total loans and leases	$2,271,392	$2,239,692

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2012	2011
Balance at beginning of year	$49,426	$62,135
Provision for loan and lease losses	664	1,515
Loan and lease charge-offs	(5,298)	(5,198)
Loan and lease recoveries	269	466
Net charge-offs	(5,029)	(4,732)
Balance at period end	$45,061	$58,918

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(1,268)	254	3,081	(878)	(130)	(70)	340	(665)	664
Charge-offs	(102)	(1,076)	(3,219)	-	(6)	(440)	(455)	-	(5,298)
Recoveries	141	-	-	-	1	92	35	-	269
Net charge-offs	39	(1,076)	(3,219)	-	(5)	(348)	(420)	-	(5,029)
Balance at end of period	$5,498	$5,842	$8,110	$6,451	$660	$4,455	$10,503	$3,542	$45,061

Total loans and leases	$253,827	$149,814	$392,626	$525,022	$5,843	$356,215	$465,204	$122,841	$2,271,392
Allowance for loans and leases to total loans and leases ratio	2.17%	3.90%	2.07%	1.23%	11.30%	1.25%	2.26%	2.88%	1.98%

Balance of loans specifically evaluated for impairment	$9,060	$14,303	$13,893	$18,033	na.	$34	$5,782	$750	$61,855
Allowance for loans specifically evaluated for impairment	$948	$-	$389	$1,255	na.	na.	$1,712	$163	$4,467
Specific allowance to specific loans ratio	10.46%	0.00%	2.80%	6.96%	na.	na.	29.61%	21.73%	7.22%

Balance of loans collectively evaluated	$244,767	$135,511	$378,733	$506,989	$5,843	$356,181	$459,422	$122,091	$2,209,537
Allowance for loans collectively evaluated	$4,550	$5,842	$7,721	$5,196	$660	$4,455	$8,791	$3,379	$40,594
Collective allowance to collective loans ratio	1.86%	4.31%	2.04%	1.02%	11.30%	1.25%	1.91%	2.77%	1.84%

	For the Year Ended December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(4,252)	(11,035)	4,320	(361)	1,182	3,173	5,144	3,257	1,428
Charge-offs	(2,565)	(1,780)	(868)	(487)	(1,072)	(2,740)	(5,178)	(1,815)	(16,505)
Recoveries	674	1,238	3	-	18	209	221	5	2,368
Net charge-offs	(1,891)	(542)	(865)	(487)	(1,054)	(2,531)	(4,957)	(1,810)	(14,137)
Balance at end of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426

Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692
Allowance for loans and leases to total loans and leases ratio	2.58%	4.14%	2.22%	1.40%	11.43%	1.35%	2.36%	3.87%	2.21%

Balance of loans specifically evaluated for impairment	$9,092	$18,701	$16,964	$15,416	na.	$35	$5,108	$2,259	$67,575
Allowance for loans specifically evaluated for impairment	$1,037	$7	$3,380	$1,772	na.	na.	$769	$826	$7,791
Specific allowance to specific loans ratio	11.41%	0.04%	19.92%	11.49%	na.	na.	15.05%	36.56%	11.53%

Balance of loans collectively evaluated	$251,235	$142,245	$354,984	$506,660	$6,954	$360,045	$443,554	$106,440	$2,172,117
Allowance for loans collectively evaluated	$5,690	$6,657	$4,868	$5,557	$795	$4,873	$9,814	$3,381	$41,635
Collective allowance to collective loans ratio	2.26%	4.68%	1.37%	1.10%	11.43%	1.35%	2.21%	3.18%	1.92%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

	March 31,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$17,927	$36,742
Impaired loans without a valuation allowance	43,928	30,833
Total impaired loans	$61,855	$67,575

Allowance for loan and lease losses related to impaired loans	$4,467	$7,791
Allowance for loan and lease losses related to loans collectively evaluated	40,594	41,635
Total allowance for loan and lease losses	$45,061	$49,426

Average impaired loans for the period	$64,715	$68,377
Contractual interest income due on impaired loans during the period	$1,332	$4,973
Interest income on impaired loans recognized on a cash basis	$511	$1,523
Interest income on impaired loans recognized on an accrual basis	$116	$325

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	At March 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,019	$-	$1,392	$5,935	$1,092	$9,438
Restructured accruing	1,553	-	-	704	3,463	5,720
Restructured non-accruing	199	-	182	2,007	381	2,769
Balance	$2,771	$-	$1,574	$8,646	$4,936	$17,927

Allowance	$948	$-	$389	$1,255	$1,875	$4,467

Impaired loans without a specific allowance
Non-accruing	$3,314	$5,770	$11,268	$6,257	$-	$26,609
Restructured accruing	965	-	-	1,034	828	2,827
Restructured non-accruing	2,010	8,533	1,051	2,096	802	14,492
Balance	$6,289	$14,303	$12,319	$9,387	$1,630	$43,928

Total impaired loans
Non-accruing	$4,333	$5,770	$12,660	$12,192	$1,092	$36,047
Restructured accruing	2,518	-	-	1,738	4,291	8,547
Restructured non-accruing	2,209	8,533	1,233	4,103	1,183	17,261
Balance	$9,060	$14,303	$13,893	$18,033	$6,566	$61,855

Unpaid principal balance in total impaired loans	$11,425	$33,792	$17,559	$19,648	$-	$82,424

	For the Three Months Ended March 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,076	$16,502	$15,429	$16,725	$6,984	$64,715
Contractual interest income due on impaired loans during the period	$141	$350	$311	$358	$172
Interest income on impaired loans recognized on a cash basis	$70	$95	$22	$232	$92
Interest income on impaired loans recognized on an accrual basis	$38	$-	$-	$29	$49

	At December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,110	$-	$13,812	$4,091	$1,093	$20,106
Restructured accruing	1,346	-	-	707	3,475	5,528
Restructured non-accruing	307	6,504	628	3,282	387	11,108
Balance	$2,763	$6,504	$14,440	$8,080	$4,955	$36,742

Allowance	$1,037	$7	$3,380	$1,772	$1,595	$7,791

Impaired loans without a specific allowance
Non-accruing	$3,416	$7,798	$1,883	$6,464	$800	$20,361
Restructured accruing	520	-	-	-	833	1,353
Restructured non-accruing	2,393	4,399	641	872	814	9,119
Balance	$6,329	$12,197	$2,524	$7,336	$2,447	$30,833

Total impaired loans
Non-accruing	$4,526	$7,798	$15,695	$10,555	$1,893	$40,467
Restructured accruing	1,866	-	-	707	4,308	6,881
Restructured non-accruing	2,700	10,903	1,269	4,154	1,200	20,227
Balance	$9,092	$18,701	$16,964	$15,416	$7,402	$67,575

Unpaid principal balance in total impaired loans	$11,303	$37,442	$17,389	$16,466	$-	$82,600

	For the Year Ended December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,800	$27,005	$11,409	$13,942	$6,221	$68,377
Contractual interest income due on impaired loans during the period	$583	$1,743	$830	$800	$1,017
Interest income on impaired loans recognized on a cash basis	$267	$487	$93	$471	$205
Interest income on impaired loans recognized on an accrual basis	$114	$-	$-	$45	$166

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$6,542	$14,303	$13,893	$16,295	$858	$1,700	$4,818	$4,929	$63,338
Loans and leases 90 days past due	40	-	-	-	-	89	167	-	296
Restructured loans and leases	2,518	-	-	1,738	-	34	4,257	-	8,547
Total non-performing loans and leases	9,100	14,303	13,893	18,033	858	1,823	9,242	4,929	72,181
Other real estate owned	70	-	462	-	-	-	3,422	880	4,834
Total non-performing assets	$9,170	$14,303	$14,355	$18,033	$858	$1,823	$12,664	$5,809	$77,015

	December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,226	$18,702	$16,963	$14,709	$853	$1,786	$5,722	$5,719	$71,680
Loans and leases 90 days past due	-	-	-	-	2	165	167	243	577
Restructured loans and leases	1,866	-	-	707	-	35	3,579	694	6,881
Total non-performing loans and leases	9,092	18,702	16,963	15,416	855	1,986	9,468	6,656	79,138
Other real estate owned	100	-	462	273	-	-	3,395	201	4,431
Total non-performing assets	$9,192	$18,702	$17,425	$15,689	$855	$1,986	$12,863	$6,857	$83,569

	March 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,989	$342	$8,338	$795	$9	$941	$5,065	$640	$18,119
61-90 days	113	-	1,954	-	2	8	1,446	-	3,523
> 90 days	40	-	-	-	-	89	167	-	296
Total past due	2,142	342	10,292	795	11	1,038	6,678	640	21,938
Non-accrual loans and leases	6,542	14,303	13,893	16,295	858	1,700	4,818	4,929	63,338
Current loans	245,143	135,169	368,441	507,932	4,974	353,477	453,708	117,272	2,186,116
Total loans and leases	$253,827	$149,814	$392,626	$525,022	$5,843	$356,215	$465,204	$122,841	$2,271,392

	December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,467	$717	$10,723	$1,677	$7	$467	$5,246	$1,732	$22,036
61-90 days	62	-	-	2,537	-	20	1,639	-	4,258
> 90 days	-	-	-	-	2	165	167	243	577
Total past due	1,529	717	10,723	4,214	9	652	7,052	1,975	26,871
Non-accrual loans and leases	7,226	18,702	16,963	14,709	853	1,786	5,722	5,719	71,680
Current loans	251,572	141,527	344,262	503,153	6,092	357,642	435,888	101,005	2,141,141
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	March 31, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$214,694	$130,479	$351,098	$470,103	$1,166,374
Special Mention	11,309	1,059	11,539	29,983	53,890
Substandard	26,740	18,276	29,989	24,936	99,941
Doubtful	1,084	-	-	-	1,084
Total	$253,827	$149,814	$392,626	$525,022	$1,321,289

	December 31, 2011
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$225,048	$137,181	$331,095	$469,309	$1,162,633
Special Mention	8,551	2,207	9,592	22,103	42,453
Substandard	25,720	21,558	31,261	30,664	109,203
Doubtful	1,008	-	-	-	1,008
Total	$260,327	$160,946	$371,948	$522,076	$1,315,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$4,985	$354,392	$455,962	$117,912	$933,252
Non-performing:
90 days past due	-	89	167	-	256
Non-accruing	858	1,700	4,818	4,929	12,305
Restructured loans and leases	-	34	4,257	-	4,291
Total	$5,843	$356,215	$465,204	$122,841	$950,104

	December 31, 2011
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$6,099	$358,094	$439,194	$102,043	$905,430
Non-performing:					-
90 days past due	2	165	167	243	577
Non-accruing	853	1,786	5,722	5,719	14,080
Restructured loans and leases	-	35	3,579	694	4,308
Total	$6,954	$360,080	$448,662	$108,699	$924,395

During the three months ended March 31, 2012, the Company restructured $1.9 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 have specific reserves of $64 thousand at March 31, 2012. For the year ended December 31, 2011, the Company restructured $10.3 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 had specific reserves of 1.9 million at December 31, 2011.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$760	$-	$-	$1,033	$-	$1,793
Restructured non-accruing	150	-	-	-	-	150
Balance	$910	$-	$-	$1,033	$-	$1,943

Specific allowance	$64	$-	$-	$-	$-	$64

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,696	$-	$-	$-	$3,590	$5,286
Restructured non-accruing	469	-	1,269	2,475	763	4,976
Balance	$2,165	$-	$1,269	$2,475	$4,353	$10,262

Specific allowance	$254	$-	$93	$509	$1,027	$1,883

Restructured and subsequently defaulted	$-	$-	$-	$-	$509	$509

Other Real Estate Owned

Other real estate owned totaled $4.8 million and $4.4 million at March 31, 2012 and December 31, 2011.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At March 31, 2012			Weighted	At December 31, 2011			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortized intangible assets:
Core deposit intangibles	$9,716	$(6,923)	$2,793	2.0 years	$9,716	$(6,575)	$3,141	2.3 years
Other identifiable intangibles	8,301	(6,822)	1,479	3.2 years	8,301	(6,708)	1,593	3.5 years
Total amortized intangible assets	$18,017	$(13,745)	$4,272		$18,017	$(13,283)	$4,734

Goodwill	$76,816		$76,816		$76,816		$76,816

The following table presents the estimated future amortization expense for amortizing intangibles within the years ending December 31:

(In thousands)	Amount
2013	$1,778
2014	752
2015	303
2016	56
Total amortizing intangibles	$2,889

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

	March 31,	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$685,770	$650,377
Interest-bearing deposits:
Demand	374,680	367,682
Money market savings	845,067	858,732
Regular savings	208,646	195,408
Time deposits of less than $100,000	307,459	316,058
Time deposits of $100,000 or more	259,453	268,263
Total interest-bearing deposits	1,995,305	2,006,143
Total deposits	$2,681,075	$2,656,520

Note 7 – Stockholders’ Equity

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 23,592 shares of common stock at an average price of $14.16 per share during the year ended December 31, 2011. No shares have been repurchased during 2012.

Note 8 – Share Based Compensation

At March 31, 2012, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 949,852 are available for issuance at March 31, 2012, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2012	2011
Dividend yield	2.17%	1.72%
Weighted average expected volatility	50.90%	46.87%
Weighted average risk-free interest rate	1.14%	2.58%
Weighted average expected lives (in years)	5.35	5.70
Weighted average grant-date fair value	$7.85	$7.76

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, related to the awards of stock options and restricted stock grants. No stock options were exercised in the three months ended March 31, 2012 and 2011, respectively, resulting in no intrinsic value for stock options exercised during these periods. The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of March 31, 2012. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.0 million as of March 31, 2012. That cost is expected to be recognized over a weighted average period of approximately 3.7 years. The fair value of the options vested during the three months ended March 31, 2012 and 2011, was $0.2 million and $0.9 million, respectively.

In the first quarter of 2012, 21,633 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 83,493 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2012	635,197	$31.42		$406
Granted	21,633	$19.02		$-
Exercised	-	$-		$-
Forfeited or expired	(7,752)	$31.05		$5
Balance at March 31, 2012	649,078	$31.01	2.5	$459

Exercisable at March 31, 2012	591,781	$32.27	2.2	$422

Weighted average fair value of options granted during the year		$7.85

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2012	79,640	$6.33
Granted	21,633	$7.85
Vested	(42,147)	$5.44
Forfeited or expired	(1,829)	$6.26
Non-vested options at March 31, 2012	57,297	$7.56

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2012	206,313	$16.37
Granted	83,493	$19.02
Vested	(57,829)	$16.12
Forfeited or expired	(2,537)	$16.32
Restricted stock at March 31, 2012	229,440	$17.40

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2012	2011
Interest cost on projected benefit obligation	$388	$386
Expected return on plan assets	(327)	(265)
Recognized net actuarial loss	350	317
Net periodic benefit cost	$411	$438

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2012	2011
Net income	$8,476	$7,291

Basic:
Basic weighted average EPS shares	24,098	24,053

Basic net income per share	$0.35	$0.30

Diluted:
Basic weighted average EPS shares	24,098	24,053
Dilutive common stock equivalents	83	63
Dilutive EPS shares	24,181	24,116

Diluted net income per share	$0.35	$0.30

Anti-dilutive shares	641	679

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For condensed financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments. These do not have an impact on the Company’s net income. The following table presents the activity in net accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Period change, net of tax	(620)	210	(410)
Balance at March 31, 2012	$19,386	$(6,548)	$12,838

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2011	$3,764	$(6,384)	$(2,620)
Period change, net of tax	170	190	360
Balance at March 31, 2011	$3,934	$(6,194)	$(2,260)

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $53.0 million with a fair value of $1.4 million as of March 31, 2012 compared to $54 million with a fair value of $1.5 million as of December 31, 2011. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Level 3- Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity). Changes to interest rates may result in changes in the cash flows due to prepayments or extinguishments. Accordingly, this could result in higher or lower measurements of the fair values.

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

Trust preferred securities

In active markets, these types of instruments are valued based on quoted market prices that are readily accessible at the measurement date and are classified within Level 1 of the fair value hierarchy. Positions that are not traded in active markets or are subject to transfer restrictions are valued or adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management uses a process that employs certain assumptions to determine the present value. For further information, refer to Note 2 – Investments. Positions that are not traded in active markets or are subject to transfer restrictions are classified within Level 3 of the fair value hierarchy.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$18,126	$-	$18,126
Investments available-for-sale:
U.S. government agencies	-	176,832	-	176,832
State and municipal	-	171,150	-	171,150
Mortgage-backed	-	523,083	-	523,083
Corporate debt	-	1,997	-	1,997
Trust preferred	3,388	-	1,815	5,203
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,405	-	1,405

Liabilities
Interest rate swap agreements	$-	$(1,405)	$-	$(1,405)

	At December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$25,341	$-	$25,341
Investments available-for-sale:
U.S. government agencies	-	200,252	-	200,252
State and municipal	-	173,111	-	173,111
Mortgage-backed	-	570,144	-	570,144
Corporate debt	-	1,978	-	1,978
Trust preferred	3,249	-	2,467	5,716
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,529	-	1,529

Liabilities
Interest rate swap agreements	$-	$(1,529)	$-	$(1,529)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2012	$2,467
Total OTTI included in earnings	(64)
Principal redemption	(642)
Total unrealized losses included in other comprehensive income (loss)	54
Balance at March 31, 2012	$1,815

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$57,388	$57,388	$(4,273)
Other real estate owned	-	-	4,834	4,834	(606)
Total	$-	$-	$62,222	$62,222	$(4,879)

	At December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$59,784	$59,784	$(5,565)
Other real estate owned	-	-	4,431	4,431	(786)
Total	$-	$-	$64,215	$64,215	$(6,351)

At March 31, 2012, impaired loans totaling $61.9 million were written down to fair value of $57.4 million as a result of specific loan loss allowances of $4.5 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $67.6 million were written down to fair value of $59.8 million at December 31, 2011 as a result of specific loan loss allowances of $7.8 million associated with the impaired loans.

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent and are classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for other real estate owned included in Level 3 is determined by independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$189,097	$193,298	$-	$193,298	$-
Loans, net of allowance	2,226,331	2,308,552	-	-	2,308,552
Other assets	79,108	79,108	-	79,108	-

Financial Liabilities
Time Deposits	$566,912	$570,413	$-	$570,413	$-
Securities sold under retail repurchase agreements and federal funds purchased	73,130	73,130	-	73,130	-
Advances from FHLB	405,321	450,094	-	450,094	-
Subordinated debentures	35,000	9,611	-	-	9,611

			Fair Value Measurements
	December 31, 2011		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$213,398	$219,100	$-	$219,100	$-
Loans, net of allowance	2,190,266	2,276,333	-	-	2,276,333
Other assets	81,098	81,098	-	81,098	-

Financial Liabilities
Time Deposits	$584,321	$588,818	$-	$588,818	$-
Securities sold under retail repurchase agreements and federal funds purchased	143,613	143,613	-	143,613	-
Advances from FHLB	405,408	452,378	-	452,378	-
Subordinated debentures	35,000	9,810	-	-	9,810

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Investments: The carrying amounts of cash and cash equivalents approximate their fair value and have been excluded from the table above.

Investments: The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.

Loans: For certain categories of loans, such as mortgage, installment and commercial loans, the fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Expected cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value due to the short-term duration and has been excluded from the table above.

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2012 and December 31, 2011 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Short-term borrowings: The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase and federal funds purchased approximates the fair values due to the short maturities of those instruments.

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta with Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities. Subordinated debentures are classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

Accrued interest payable: The carrying value of accrued interest payable approximates fair value due to the short-term duration and has been excluded from the table above.

Note 14 - Segment Reporting

Currently, the Company conducts business in three operating segments—Community Banking, Insurance and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of acquisition was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million and $0.3 million in for the three months ended March 31, 2012 and 2011, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $859 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

\

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$34,615	$1	$3	$(4)	$34,615
Interest expense	5,914	-	-	(4)	5,910
Provision for loan and lease losses	664	-	-	-	664
Noninterest income	8,494	1,286	1,397	(203)	10,974
Noninterest expenses	24,867	1,214	805	(203)	26,683
Income before income taxes	11,664	73	595	-	12,332
Income tax expense	3,594	30	232	-	3,856
Net income	$8,070	$43	$363	$-	$8,476

Assets	$3,680,127	$13,051	$15,145	$(40,050)	$3,668,273

	Three Months Ended March 31, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$34,789	$1	$2	$(42)	$34,750
Interest expense	6,782	-	-	(42)	6,740
Provision for loan and lease losses	1,515	-	-	-	1,515
Noninterest income	7,558	1,291	1,346	(203)	9,992
Noninterest expenses	24,347	1,151	767	(203)	26,062
Income before income taxes	9,703	141	581	-	10,425
Income tax expense	2,851	57	226	-	3,134
Net income	$6,852	$84	$355	$-	$7,291

Assets	$3,559,273	$12,785	$13,735	$(36,260)	$3,549,533

Note 15 – PENDING ACQUISITION

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

Under the terms of the agreement, the Company will acquire all of the shares of CommerceFirst common stock for a combination of 50% Sandy Spring Bancorp common stock and 50% cash. The stock consideration will be at a fixed exchange ratio of 0.8043 of the Company’s shares for each CommerceFirst share as of the date of closing, subject to possible adjustment, and the cash consideration will be $13.60 per share.  The aggregate merger consideration will consist of approximately 732,000 shares of common stock and $12.4 million in cash.  CommerceFirst shareholders will be permitted to elect Sandy Spring common stock or cash, or a combination of each, subject to proration procedures to preserve the aggregate 50% stock and 50% cash consideration mix. The stock portion of the consideration to CommerceFirst shareholders is intended to qualify as a tax-free transaction. This transaction has received the required regulatory approvals and remains subject to stockholder approval.

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

Overview

Net income the “Company for the first quarter of 2012 totaled $8.5 million ($0.35 per diluted share), compared to net income of $7.3 million ($0.30 per diluted share) for the first quarter of 2011. These results reflect the following events:

•	Average total loans for the first quarter of 2012 increased 5% compared to the first quarter of 2011 due largely to increases in all lines of commercial loans and residential construction loans.
•	Net interest income increased 2% for the first quarter of 2012 compared to the first quarter of 2011. This increase was due primarily to growth in average interest-earning assets together with an increase in noninterest-bearing deposits, which together more than offset lower earning asset yields in the current low interest rate environment.
•	The provision for loan and lease losses was a charge of $0.7 million for the first quarter of 2012 compared to charges of $1.5 million for the first quarter of 2011 and $2.3 million for the fourth quarter of 2011. This improving trend was due mainly a reduction in nonperforming loans as a result of payment reductions and reduced specific reserves on such credits together with reduced migration of new credits to non-performing status.
•	Noninterest income increased $1.0 million or 10% for the first quarter of 2012 compared to the first quarter of 2011 due largely to higher wealth management income from new client additions together with market-driven increases in the value of assets under management.

In the first quarter of 2012, the nation and the mid-Atlantic region in which the Company operates continued to show positive economic signs in a number of metrics. While unseasonably warm weather in the region contributed to positive retail activity, concerns over long-term trends continue to impede the economic outlook in many respects. Housing continues to struggle in the face of a still high inventory of foreclosures, which is inhibiting the pace of both construction and sale of new homes, despite historically low interest rates. Volatility continued in selected areas of the economy as rapidly rising gas prices have served to dampen otherwise positive trends. The financial stability of several countries in Western Europe continues to be an underlying volatility factor. Unemployment rates and initial jobless claims have continued to improve but remain at historically high levels. Together with municipal budget deficits across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic recovery and expansion. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital and overall credit quality has continued to improve.

The net interest margin decreased to 3.56% for the first quarter of 2012 compared to 3.65% for the first quarter of 2011 but increased compared to 3.51% for the fourth quarter of 2011. The decrease compared to the first quarter of 2011 was driven primarily by a decline in the average rates earned on interest-earning assets, which exceeded the decline in the average rates paid on interest-bearing liabilities, as historically low interest rates inhibited the Company’s ability to further reduce the rates paid on deposits. This effect was somewhat mitigated by the growth in noninterest-bearing deposits, which provided no-cost funding compared to the cost of borrowing funds. The margin increase compared to the prior quarter was driven primarily by higher levels of interest-earning assets and noninterest-bearing deposits, which offset the decline in the average rates earned on interest-earning assets. Average total deposits increased 4% for the quarter compared with the prior year period, while average loans increased 5% compared to 2011, due to the economic factors mentioned above.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $77.0 million at March 31, 2012 from $96.3 million at March 31, 2011 and $83.6 million at December 31, 2011. This decrease was due primarily to a combination of the Company’s aggressive resolution of non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 2.10% of total assets at March 31, 2012 compared to 2.71% at March 31, 2011. The ratio of net charge-offs to average loans and leases was .89% for the first quarter of 2012, compared to .89% for the first quarter of 2011.

At March 31, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 9% to $14.83 from $13.64 at March 31, 2011.

Total assets at March 31, 2012 decreased 1% compared to December 31, 2011. Loan balances increased 1% compared to the prior year end due primarily to an increase of 6% in residential mortgage and construction loans which was somewhat offset by a 1% decrease in consumer loans while commercial loans remained level for the period. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 1% compared to balances at December 31, 2011. This increase was due primarily to increases of 5% in noninterest-bearing deposits, 7% in regular savings accounts and 2% in interest-bearing checking accounts. These increases were partially offset by declines of 3% in certificates of deposit and 2% in money market accounts compared to balances at December 31, 2011. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit to preserve the net interest margin during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $452.0 million or 12% of total assets due to net income in the first quarter of 2012.

Net interest income increased by $0.7 million, or 2% for the quarter ended March 31, 2012 compared to the prior year period. The effects of a 16 basis point decrease in the cost of interest-bearing liabilities, growth of 10% in average noninterest-bearing deposits, 5% growth in average interest-earning assets and a 20% decrease in non-performing assets more than offset a decline of 23 basis points in the yield on average interest-earning assets.

Non-interest income increased 10% for the first three months of 2012 compared to 2011. Wealth management income increased 11% over the prior year period due to higher assets under management resulting primarily from new investable assets from new and existing clients. Income from mortgage banking activities increased 125% due to higher gains on mortgage commitments in the first quarter of 2012 compared to the first quarter of 2011. Income from Visa check transactions increased 8% as the volume of such transactions continued to increase. These increases were somewhat offset by a decrease of 2% in service charges on deposits due to lower overdraft fees while other non-interest income decreased 5% due to lower loan prepayment fees.

Non-interest expenses increased 2% in the first quarter of 2012 compared to the prior year period due largely to a 7% increase in salaries and benefits expense. Salaries and benefits increased in the first quarter of 2012 compared to the prior year quarter due primarily to merit increases in 2011 and higher incentive compensation expenses. Outside data services increased 29% due primarily to merger expenses incurred in conjunction with the CommerceFirst acquisition mentioned previously. These increases were somewhat offset by a 38% decrease in FDIC insurance expense due to a change in the calculation of such premiums that was effective with the second quarter of 2011.

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

The Company’s allowance for loan and lease losses has two basic components: a general allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by the Credit and Investment Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

The general allowance comprised 90% of the total allowance at March 31, 2012 and 84% at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

These factors combine to estimate the probability and severity of potential losses. At March 31, 2012, the specific allowance accounted for 10% of the total allowance as compared to 16% at December 31, 2011. The severity of estimated losses on impaired loans can differ substantially from actual losses.

Goodwill and Other Intangible Asset Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, a significant deterioration in future operating results, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Recently amended accounting guidance provides the Company with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt this guidance early in the fourth quarter of 2011. At March 31, 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Consolidated Average Balances, Yields and Rates

	Three Months Ended March 31,
		2012			2011
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (3)	$474,149	$5,360	4.55%	$458,329	$5,743	5.01%
Residential construction loans	116,630	1,101	3.80	85,891	908	4.29
Commercial ADC loans	159,769	1,968	4.96	149,071	1,535	4.18
Commercial investor real estate loans	377,072	5,148	5.49	340,008	5,079	6.00
Commercial owner occupied real estate loans	518,763	7,260	5.69	500,875	7,429	6.05
Commercial business loans	258,099	3,151	4.80	236,949	2,843	4.87
Leasing	6,325	103	6.52	14,009	229	6.53
Consumer loans	358,783	3,187	3.60	367,261	3,346	3.72
Total loans and leases (2)	2,269,590	27,278	4.84	2,152,393	27,112	5.09
Taxable securities	809,939	5,273	2.60	846,877	5,783	2.73
Tax-exempt securities (4)	276,356	3,419	4.95	207,863	3,143	6.05
Interest-bearing deposits with banks	32,871	21	0.25	28,839	18	0.25
Federal funds sold	1,087	-	0.14	1,584	1	0.16
Total interest-earning assets	3,389,843	35,991	4.26	3,237,556	36,057	4.49

Less: allowance for loan and lease losses	(49,567)			(61,592)
Cash and due from banks	45,058			42,948
Premises and equipment, net	48,554			49,189
Other assets	203,786			232,706
Total assets	$3,637,674			$3,500,807

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$362,730	87	0.10%	$317,739	72	0.09%
Regular savings deposits	200,604	46	0.09	175,395	42	0.10
Money market savings deposits	859,121	512	0.24	846,674	934	0.45
Time deposits	578,702	1,368	0.95	625,868	1,865	1.21
Total interest-bearing deposits	2,001,157	2,013	0.40	1,965,676	2,913	0.60
Other borrowings	81,878	61	0.30	79,067	53	0.27
Advances from FHLB	405,359	3,587	3.56	405,709	3,551	3.55
Subordinated debentures	35,000	249	2.85	35,000	223	2.55
Total interest-bearing liabilities	2,523,394	5,910	0.94	2,485,452	6,740	1.10

Noninterest-bearing demand deposits	641,477			582,441
Other liabilities	24,397			25,907
Stockholders' equity	448,406			407,007
Total liabilities and stockholders' equity	$3,637,674			$3,500,807

Net interest income and spread		$30,081	3.32%		$29,317	3.39%
Less: tax-equivalent adjustment		1,376			1,307
Net interest income		$28,705			$28,010

Interest income/earning assets			4.26%			4.49%
Interest expense/earning assets			0.70			0.84
Net interest margin			3.56%			3.65%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2012 and 2011. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.4 million and $1.3 million in 2012 and 2011, respectively.
(2)	Non-accrual loans are included in the average balances.
(3)	Includes residential mortgage loans held for sale. home equity loans and lines are classified as consumer loans.
(4)	Includes only investments that are exempt from federal taxes.

Net Interest Income

The largest source of the Company’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in the preceding table.

Net interest income for the first quarter of 2012 was $28.7 million compared to $28.0 million for the first quarter of 2011. On a tax-equivalent basis, net interest income increased by 3% for the quarter ended March 31, 2012 to $30.1 million from $29.3 million for the prior year period. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.56% for the first quarter of 2012 compared to 3.65% for the first quarter of 2011. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 2% in 2011. Average noninterest-bearing deposits increased 10% in the first quarter of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 24% for the first three months of 2012 compared to 23% for the first three months of 2011.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	Three Months Ended March 31,
	2012 vs. 2011			2011 vs. 2010
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$166	$1,513	$(1,347)	$(2,343)	$(1,763)	$(580)
Securities	(234)	260	(494)	48	2,507	(2,459)
Other earning assets	2	2	-	(16)	(16)	-
Total interest income	(66)	1,775	(1,841)	(2,311)	728	(3,039)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	15	12	3	(12)	45	(57)
Regular savings deposits	4	5	(1)	6	4	2
Money market savings deposits	(422)	14	(436)	(639)	(103)	(536)
Time deposits	(497)	(130)	(367)	(1,732)	(605)	(1,127)
Total borrowings	70	32	38	(84)	(246)	162
Total interest expense	(830)	(67)	(763)	(2,461)	(905)	(1,556)
Net interest income	$764	$1,842	$(1,078)	$150	$1,633	$(1,483)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income remained essentially level for the first three months of 2012 compared to the first three months of 2011. The previous table shows that, in 2012, the increase in average loans and leases and investments offset a decline in earning asset yields with respect to both the loan and investment portfolios which resulted in virtually no change in total tax-equivalent interest income.

In the first three months of 2012, the average balance of the loan portfolio increased 5% compared to the prior year period due to growth in all segments of the commercial and mortgage portfolios. This growth was primarily in the owner occupied and investor real estate and the residential construction portfolios. These increases were driven by a slowly improving regional economy but were somewhat offset by a decline in consumer loans due to repayments of conventional second mortgage and installment loans. The yield on average loans and leases decreased by 25 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 50 basis points in the combined residential mortgage and construction loan portfolios together with a decrease of 22 basis points in the yield in the overall commercial loan portfolio.

The average yield on total investment securities decreased 19 basis points while the average balance of the portfolio increased 3% or $32 million in the first quarter of 2012 compared to the first quarter of 2011. The growth in investments was due to liquidity provided primarily by the increase in deposit balances mentioned previously. The decrease in the yield on investments was due primarily to maturities and calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $0.8 million or 12% in the first three months of 2012 compared to the first three months of 2011, primarily as a result of a 16 basis point decrease in the average rate paid on deposits and borrowings. Deposit activity was affected by a slowly improving economy as average total deposits increased 4% for the quarter compared to the prior year period. This increase was driven by an increase of $104 million or 12% in average noninterest-bearing and interest-bearing checking accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposits of $47 million or 8% in the first quarter of 2012 compared to the first quarter of 2011. This decrease was primarily due to a decline in the rates offered on certificates as the Company continued to manage its net interest margin in a low rate environment. Average balances of money market accounts remained level during the first three months of 2012 compared to the first three months of 2011.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Securities gains	$73	$20	$53	-%
Total other-than-temporary impairment ("OTTI") losses	(64)	(100)	36	(36.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	59	(59)	(100.0)
Net OTTI recognized in earnings	(64)	(41)	(23)	56.1
Service charges on deposit accounts	2,200	2,252	(52)	(2.3)
Gains on sales of mortgage loans	1,025	455	570	125.3
Wealth management income	4,057	3,645	412	11.3
Insurance agency commissions	1,202	1,180	22	1.9
Income from bank owned life insurance	634	646	(12)	(1.9)
Visa check fees	898	834	64	7.7
Other income	949	1,001	(52)	(5.2)
Total non-interest income	$10,974	$9,992	$982	9.8

Total non-interest income was $11.0 million for the first quarter of 2012 compared to $10.0 million in the first quarter of 2011. As shown in the table above, the primary drivers of non-interest income for the first quarter of 2012 were increases in wealth management revenues, comprised of trust and investment management fees and fees on sales on investment products, together with an increase in income from mortgage banking activities.

During the first quarter of 2012 investment management fees in West Financial Services increased 4% to $1.4 million due to higher average assets under management as a result of market activity and asset additions from existing clients. Trust services fees increased 16% to $1.7 million compared to the prior year period, also due largely to an increase in average assets under management from new client additions. Total assets under management for West Financial Services, trust and investment services increased $120 million or 6% to $2.2 billion at March 31, 2012 compared to $2.1 billion at March 31, 2011.

Income from mortgage banking activities increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to higher gains on mortgage commitments due to increased mortgage loan activity as a result of continued historically low interest rates. Visa check fees also increased in the first quarter of 2012 compared to the prior year period due to increased volume of electronic transactions.

Service charges on deposits decreased for the quarter compared to the prior year period due primarily to a decline in overdraft fees. Insurance agency commission revenue declined in the first quarter of 2012 compared to the first quarter of 2011 due mainly to a decrease in commissions from physicians’ liability and bond lines.

Income from bank owned life insurance remained virtually even for the first quarter of 2012 compared to the prior year period. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $81.7 million at March 31, 2012 and $79.1 million at March 31, 2011 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.20% for the first quarter of 2012 compared to 5.54% for the first quarter of 2011.

Net OTTI losses recognized in earnings in the first quarter of 2012 were virtually even with the prior year period. This was largely due to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was solely responsible for all OTTI charges during the first quarters of both 2012 and 2011. The Company recognized net securities gains, exclusive of net OTTI losses mentioned above, reflected in the preceding table, which resulted primarily from securities sold during the quarter to fund new loan growth.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$15,701	$14,624	$1,077	7.4%
Occupancy expense of premises	2,846	3,143	(297)	(9.4)
Equipment expenses	1,190	1,142	48	4.2
Marketing	495	485	10	2.1
Outside data services	1,279	995	284	28.5
FDIC insurance	652	1,044	(392)	(37.5)
Amortization of intangible assets	461	461	-	-
Professional fees	1,287	1,126	161	14.3
Other real estate owned	64	699	(635)	(90.8)
Postage and delivery	2,708	2,343	365	15.6
Total non-interest expense	$26,683	$26,062	$621	2.4

Non-interest expenses totaled $26.7 million in the first quarter of 2012 compared to $26.1 million in the first quarter of 2011, an increase of 2%. This growth in expenses was due primarily to an increase in salaries and benefits expenses resulting from higher salary and incentive compensation expenses and an increase in outside data services expense. These increases were partially offset by a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first quarter of 2012 due primarily to higher compensation expenses as a result of merit increases and higher incentive compensation expenses related to organic growth in specific product offerings compared to the prior year. Average full-time equivalent employees remained relatively constant in the first quarter of 2012 compared to the first quarter of 2011. Outside data services increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to software expenses related to the Company’s upcoming merger with CommerceFirst Bank.

Occupancy expenses decreased for the first quarter of 2012 compared to the first quarter of 2011 due to lower grounds maintenance and electricity expenses as a result of unseasonably mild weather during the quarter. Equipment expenses increased for the quarter over the prior year period due to higher software expenses. Marketing expenses and amortization of intangible assets remained virtually level in the first quarter of 2012 compared to the first quarter of 2011. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately 2.4 years at March 31, 2012.

FDIC insurance expense decreased in the first quarter of 2012 compared to the first quarter of 2011 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Professional fees increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to higher legal fees related to the upcoming merger mentioned above and from loan workouts.

Other real estate owned expenses decreased in the first quarter of 2012 compared to the first quarter of 2011 due to losses on sales of other real estate owned incurred in the first quarter of 2011 as the Company sold nonperforming assets at that time. Other non-interest expenses increased in the first quarter of 2012 compared to the first quarter of 2011 due mainly to an increase in other accrued expenses.

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

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
GAAP efficiency ratio:
Non-interest expenses	$26,683	$26,062
Net interest income plus non-interest income	$39,679	$38,002

Efficiency ratio–GAAP	67.25%	68.58%

Non-GAAP efficiency ratio:
Non-interest expenses	$26,683	$26,062
Less non-GAAP adjustment:
Amortization of intangible assets	461	461
Non-interest expenses as adjusted	$26,222	$25,601

Net interest income plus non-interest income	$39,679	$38,002
Plus non-GAAP adjustment:
Tax-equivalent income	1,376	1,307
Less non-GAAP adjustments:
Securities gains	73	20
OTTI recognized in earnings	(64)	(41)
Net interest income plus non-interest income - as adjusted	$41,046	$39,330

Efficiency ratio–Non-GAAP	63.88%	65.09%

Income Taxes

The Company had income tax expense of $3.9 million in the first quarter of 2012 compared to expense of $3.1 million in the first quarter of 2011. The resulting effective rates were 31% for the first quarter of 2012 and 30% for the first quarter of 2011. The increase in the effective tax rate in the first quarter of 2012 was due primarily to a lower proportion of tax-exempt income to total income before taxes in the first quarter of 2012 compared to the prior year period.

FINANCIAL CONDITION

The Company's total assets were $3.7 billion at March 31, 2012, decreasing $43 million compared to $3.7 billion at December 31, 2011. Interest-earning assets decreased $36 million to $3.4 billion at March 31, 2012 compared to December 31, 2011. The decline in assets was primarily due to calls and sales of investments which more than offset the growth in the loan portfolio.

Analysis of Loans and Leases

A comparison of loan portfolio at the dates indicated is presented in the following table:

	March 31, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$465,204	20.5%	$448,662	20.0%	$16,542	3.7%
Residential construction	122,841	5.4	108,699	4.9	14,142	13.0
Commercial real estate:
Commercial owner occupied real estate	525,022	23.1	522,076	23.3	2,946	0.6
Commercial investor real estate	392,626	17.3	371,948	16.6	20,678	5.6
Commercial acquisition, development and construction	149,814	6.6	160,946	7.2	(11,132)	(6.9)
Commercial Business	253,827	11.2	260,327	11.6	(6,500)	(2.5)
Leases	5,843	0.2	6,954	0.3	(1,111)	(16.0)
Consumer	356,215	15.7	360,080	16.1	(3,865)	(1.1)
Total loans and leases	$2,271,392	100.0%	$2,239,692	100.0%	$31,700	1.4

Total loans and leases, excluding loans held for sale, increased $31.7 million or 1% during the first quarter of 2012. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 6% increase at March 31, 2012 compared to December 31, 2011. Permanent residential mortgages, most of which are 1-4 family, increased 4% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 13% at March 31, 2012 compared to the balance at December 31, 2011 due to increased construction activity as a result of an improving regional economy and mild weather conditions.

The commercial loan portfolio increased by $6.0 million to $1.3 billion at March 31, 2012 compared to the prior year end. Activity in the commercial loan portfolio reflects the slowly improving recovery in the regional economy in which the Company operates. The increase in commercial loans compared to the prior year end was due primarily to a 6% increase in commercial investor real estate loans while commercial owner occupied real estate loans reflected a more limited increase of 1% at March 31, 2012 compared to December 31, 2011. Commercial business loans decreased 2% for the quarter while commercial ADC loans decreased 7% at March 31, 2012 compared to December 31, 2011. These trends in the commercial loan portfolio are reflective of the current uneven economic recovery and the intense competition for quality loans in the region in which the Company operates.

The consumer loan portfolio decreased 1% at March 31, 2012 compared to December 31, 2011. This decline was driven largely by weak consumer demand in all segments of the consumer loan portfolio.

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 8% to $1.1 billion at March 31, 2012, from $1.2 billion at December 31, 2011.

Analysis of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	March 31, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$176,832	16.6%	$200,252	17.2%	$(23,420)	(11.7)%
State and municipal	171,150	16.0	173,111	14.9	(1,961)	(1.1)
Mortgage-backed	523,083	49.0	570,144	48.9	(47,061)	(8.3)
Corporate debt	1,997	0.2	1,978	0.2	19	1.0
Trust preferred	5,203	0.5	5,716	0.5	(513)	(9.0)
Marketable equity securities	100	-	100	-	-	-
Total available-for-sale	878,365	82.3	951,301	81.7	(72,936)	(7.7)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	34,986	3.3	54,983	4.7	(19,997)	(36.4)
State and municipal	118,171	11.1	123,075	10.6	(4,904)	(4.0)
Mortgage-backed	387	-	407	-	(20)	(4.9)
Other equity securities	35,553	3.3	34,933	3.0	620	1.8
Total held-to-maturity and other equity	189,097	17.7	213,398	18.3	(24,301)	(11.4)
Total securities	$1,067,462	100.0%	$1,164,699	100.0%	$(97,237)	(8.3)

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.3 years at March 31, 2012 and 3.1 years at December 31, 2011. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with minimal risk that would provide the required liquidity should loan demand increase. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At March 31, 2012, the trust preferred portfolio included one $3.0 million security backed by a single financial institution issuer. The fair value of this security was $3.4 million as determined using broker quotations. The Company also owns one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $2.2 million, with a fair value of $1.8 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had incurred credit-related OTTI of $0.1 million, which was recognized in earnings for the three months ended March 31, 2012. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through March 31, 2012. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.4 million at March 31, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2012.

Other Earning Assets

Residential mortgage loans held for sale decreased $7.2 million to $18.1 million as of March 31, 2012 from $25.3 million as of December 31, 2011. This decrease was due to the timing of loan settlements in relation to increased volumes of loan sales and commitments. The aggregate of federal funds sold and interest-bearing deposits with banks increased $36.7 million to $59.2 million at March 31, 2012.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	March 31, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$685,770	25.6%	$650,377	24.5%	$35,393	5.4%
Interest-bearing deposits:
Demand	374,680	14.0	367,682	13.8	6,998	1.9
Money market savings	845,067	31.5	858,732	32.3	(13,665)	(1.6)
Regular savings	208,646	7.8	195,408	7.4	13,238	6.8
Time deposits of less than $100,000	307,459	11.5	316,058	11.9	(8,599)	(2.7)
Time deposits of $100,000 or more	259,453	9.7	268,263	10.1	(8,810)	(3.3)
Total interest-bearing deposits	1,995,305	74.4	2,006,143	75.5	(10,838)	(0.5)
Total deposits	$2,681,075	100.0%	$2,656,520	100.0%	$24,555	0.9

Deposits and Borrowings

Total deposits increased $24.6 million or 1% at March 31, 2012 compared to December 31, 2011. This growth in deposits was driven primarily by a 4% increase in noninterest-bearing and interest-bearing checking accounts and, to a lesser extent, a 7% increase in regular savings accounts. Money market accounts declined 2% compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 3% compared to the prior year end as the Company managed its net interest margin. Total borrowings decreased 12% at March 31, 2012 compared to December 31, 2011. This decrease was due primarily to the reduction of $80.0 million in short-term borrowings from the Federal Home Loan Bank of Atlanta which were utilized to temporarily fund, at very low interest rates, an increase in loans late in the fourth quarter of 2011.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first three months of 2012, total stockholders' equity increased $5.8 million to $451.9 million at March 31, 2012, from $446.1 million at December 31, 2011. This increase was due primarily to net income during the period. The ratio of average equity to average assets was 12.33% at March 31, 2012, as compared to 11.63% at March 31, 2011.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2012	December 31, 2011	Requirements
Total Capital to risk-weighted assets	16.14%	15.83%	8.00%

Tier 1 Capital to risk-weighted assets	14.89%	14.57%	4.00%

Tier 1 Leverage	11.05%	10.84%	3.00%

Tier 1 capital of $393.2 million and total qualifying capital of $426.3 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of March 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Tangible Common Equity

Tangible equity and tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder’s equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands)	March 31, 2012	December 31, 2011
Tangible common equity ratio:
Total stockholders' equity	$451,917	$446,109
Accumulated other comprehensive income	(12,838)	(13,248)
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(4,272)	(4,734)
Tangible common equity	$357,991	$351,311

Total assets	$3,668,273	$3,711,370
Goodwill	(76,816)	(76,816)
Other intangible assets, net	(4,272)	(4,734)
Tangible assets	$3,587,185	$3,629,820

Tangible common equity ratio	9.98%	9.68%

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan and lease portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Current economic data has shown that while the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased $7.0 million or 9% at March 31, 2012 compared to the balance at December 31, 2011. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio. The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio.

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

The methodology for assessing the appropriateness of the allowance includes: (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis. This methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of the Company’s 2011 Form 10-K. The amount of the allowance is reviewed monthly and approved quarterly by the Credit and Investment Risk Committee of the board of directors.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR’s). All restructurings that constitute concessions to a troubled borrower are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. However, the Company generally follows a policy of not extending maturities on non-performing loans under existing terms. Maturity date extensions only occur under revised terms that clearly place the Company in a position to increase the likelihood of or assure full collection of the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan. These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows. Guarantees may be a consideration in the extension of loan maturities. As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses declined for the full year 2011 compared to 2010 and that trend has continued as the provision decreased in the first quarter of 2012 compared to the prior year period. This was due primarily to a consistently declining level of historical net charge-offs and delinquencies, which is a principal component in the application of the Company’s allowance methodology.

Substantially all of the fixed-rate conforming residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to eighteen months after the sale of the loan. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for possible losses due to repurchases. Given its lack of history as to losses of this type, the Company believes that this reserve is adequate.

Allowance for Loan and Lease Losses

During 2012, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At March 31, 2012, total non-performing loans and leases were $72.2 million, or 3.18% of total loans and leases, compared to $79.1 million, or 3.53% of total loans and leases, at December 31, 2011. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The lower amount of problem credits relative to the total credit portfolio combined with the reduction in the allowance results in a decline in the ratio of the allowance to problem credits. The allowance represented 62% of non-performing loans and leases at March 31, 2012 and 62% at December 31, 2011. Continued analysis of the actual loss history on the problem credits in 2011 and 2012 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $61.9 million, with specific allowances of $4.5 million against those loans at March 31, 2012, as compared to $67.6 million with allowances of $7.8 million, at December 31, 2011.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at both March 31, 2012 and December 31, 2011. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011
Analysis of Allowance for Loan Losses:
Balance, January 1	$49,426	$62,135
Provision (credit) for loan and lease losses	664	1,428
Charge-offs:
Commercial business	(102)	(2,565)
Commercial real estate:
Commercial acquisition, development and construction	(1,076)	(1,780)
Commercial investor real estate	(3,219)	(868)
Commercial owner occupied real estate	-	(487)
Leasing	(6)	(1,072)
Consumer	(440)	(2,740)
Residential real estate:
Residential mortgage	(455)	(5,178)
Residential construction	-	(1,815)
Total charge-offs	(5,298)	(16,505)
Recoveries:
Commercial business	141	674
Commercial real estate:
Commercial acquisition, development and construction	-	1,238
Commercial investor real estate	-	3
Commercial owner occupied real estate	-	-
Leasing	1	18
Consumer	92	209
Residential real estate:
Residential mortgage	35	221
Residential construction	-	5
Total recoveries	269	2,368
Net charge-offs	(5,029)	(14,137)
Balance at end of period	$45,061	$49,426

Allowance for loan losses to loans	1.98%	2.21%
Annualized net charge-offs to average loans and leases	0.89%	0.66%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$40	$-
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	-
Leasing	-	2
Consumer	89	165
Residential real estate:
Residential mortgage	167	167
Residential construction	-	243
Total loans and leases 90 days past due	296	577
Non-accrual loans and leases:
Commercial business	6,542	7,226
Commercial real estate:
Commercial AD&C	14,303	18,702
Commercial investor real estate	13,893	16,963
Commercial owner occupied real estate	16,295	14,709
Leasing	858	853
Consumer	1,700	1,786
Residential real estate:
Residential mortgage	4,818	5,722
Residential construction	4,929	5,719
Total non-accrual loans and lease	63,338	71,680
Total restructured loans - accruing	8,547	6,881
Total non-performing loans and leases	72,181	79,138
Other assets and real estate owned (OREO)	4,834	4,431
Total non-performing assets	$77,015	$83,569

Non-performing loans to total loans	3.18%	3.53%
Non-performing assets to total assets	2.10%	2.25%
Allowance for loan losses to non-performing loans	62.43%	62.46%

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2012	(3.09)%	(0.92)%	0.36%	0.12%	N/A	N/A	N/A	N/A
December 31, 2011	(4.09)%	(1.66)%	(0.06)%	0.11%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk decreased moderately from December 31, 2011 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The primary contributor to the improved risk position with respect to net interest income was the longer duration in borrowings. This was caused by the payoff of $80 million in overnight borrowings early in the first quarter of 2012. This more than offset the longer duration in the loan and investment portfolios.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2012	(9.73)%	(5.60)%	(2.26)%	(0.02)%	N/A	N/A	N/A	N/A
December 31, 2011	(7.25)%	(5.16)%	(1.26)%	0.99%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased compared to year-end 2011 in all rising interest rate shock levels. The negative impact on EVE is caused by longer durations on investments and loans coupled with higher market rates. The market value of deposits improved with higher market rates and partially offset the negative impact from investments and loans.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2012. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at March 31, 2012. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2012, show short-term investments exceeding short-term borrowings by $32.8 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $513.4 million was available for borrowing based on pledged collateral, with $405.3 million borrowed against it as of March 31, 2012. The line of credit at the Federal Reserve totaled $367.6 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2012. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55.0 million at March 31, 2012, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of March 31, 2012. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2012.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2012, the Bank could have declared a dividend of $43.5 million to Bancorp. At March 31, 2012, Bancorp had liquid assets of $8.3 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business at March 31, 2012 were as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Commercial	$103,264	$79,567
Real estate-development and construction	58,331	76,940
Real estate-residential mortgage	20,922	20,922
Lines of credit, principally home equity and business lines	634,681	621,422
Standby letters of credit	50,566	73,913
Total Commitments to extend credit and available credit lines	$867,764	$872,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. For the year ended December 31, 2011, the Company repurchased 23,592 shares of common stock. There were no repurchase transactions executed during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Cash Flows; (iv) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: May 9, 2012

By:	/s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 9, 2012

