Form 10-Q
period 2012-06-30
SANDY SPRING BANCORP INC
filed 2012-08-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes ☐ No ☒

The number of outstanding shares of common stock outstanding as of August 7, 2012.

Common stock, $1.00 par value – 24,890,484 shares

SANDY SPRING BANCORP, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Condition - Unaudited at
	June 30, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months
	Ended June 30, 2012 and 2011	5

	Condensed Consolidated Statements of Comprehensive Income – Unaudited for
	the Six Months Ended June 30, 2012 and 2011	6

	Condensed Consolidated Statements of Cash Flows – Unaudited for the Six
	Months Ended June 30, 2012 and 2011	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
	Six Months Ended June 30, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	63

ITEM 4.	CONTROLS AND PROCEDURES	63

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	63

ITEM 1A.	RISK FACTORS	63

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	63

ITEM 4.	MINE SAFETY DISCLOSURES	63

ITEM 5.	OTHER INFORMATION	63

ITEM 6.	EXHIBITS	63

SIGNATURES		64

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

Part I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION – UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash and due from banks	$46,002	$49,832
Federal funds sold	467	1,006
Interest-bearing deposits with banks	76,365	21,476
Cash and cash equivalents	122,834	72,314
Residential mortgage loans held for sale (at fair value)	25,827	25,341
Investments available-for-sale (at fair value)	808,881	951,301
Investments held-to-maturity — fair value of $169,396 and $184,167 at June 30, 2012 and December 31, 2011, respectively	164,846	178,465
Other equity securities	33,016	34,933
Total loans and leases	2,475,078	2,239,692
Less: allowance for loan and lease losses	(45,265)	(49,426)
Net loans and leases	2,429,813	2,190,266
Premises and equipment, net	49,240	48,483
Other real estate owned	9,553	4,431
Accrued interest receivable	13,456	12,898
Goodwill	81,892	76,816
Other intangible assets, net	4,017	4,734
Other assets	111,802	111,388
Total assets	$3,855,177	$3,711,370

Liabilities
Noninterest-bearing deposits	$763,566	$650,377
Interest-bearing deposits	2,088,489	2,006,143
Total deposits	2,852,055	2,656,520
Securities sold under retail repurchase agreements and federal funds purchased	64,779	143,613
Advances from FHLB	405,233	405,408
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	26,646	24,720
Total liabilities	3,383,713	3,265,261

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,886,724 and 24,091,042 at June 30, 2012 and December 31, respectively	24,887	24,091
Additional paid in capital	190,733	177,828
Retained earnings	241,267	230,942
Accumulated other comprehensive income	14,577	13,248
Total stockholders' equity	471,464	446,109
Total liabilities and stockholders' equity	$3,855,177	$3,711,370

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$28,338	$26,816	$55,467	$53,806
Interest on loans held for sale	190	124	339	246
Interest on deposits with banks	24	21	45	39
Interest and dividends on investment securities:
Taxable	4,662	5,649	9,605	11,089
Exempt from federal income taxes	2,343	2,398	4,716	4,577
Interest on federal funds sold	1	-	1	1
Total interest income	35,558	35,008	70,173	69,758
Interest Expense:
Interest on deposits	1,871	2,987	3,884	5,900
Interest on retail repurchase agreements and federal funds purchased	51	53	112	106
Interest on advances from FHLB	3,586	3,590	7,173	7,141
Interest on subordinated debt	241	224	490	447
Total interest expense	5,749	6,854	11,659	13,594
Net interest income	29,809	28,154	58,514	56,164
Provision for loan and lease losses	1,585	1,151	2,249	2,666
Net interest income after provision for loan and lease losses	28,224	27,003	56,265	53,498
Non-interest Income:
Investment securities gains	90	32	163	52
Total other-than-temporary impairment ("OTTI") losses	(8)	(43)	(72)	(102)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-	-	18
Net OTTI recognized in earnings	(8)	(43)	(72)	(84)
Service charges on deposit accounts	2,283	2,437	4,483	4,689
Mortgage banking activities	1,288	808	2,313	1,263
Wealth management income	4,034	4,023	8,091	7,668
Insurance agency commissions	934	953	2,136	2,133
Income from bank owned life insurance	660	654	1,294	1,300
Visa check fees	962	949	1,860	1,783
Other income	1,250	989	2,199	1,990
Total non-interest income	11,493	10,802	22,467	20,794
Non-interest Expenses:
Salaries and employee benefits	15,927	14,676	31,628	29,300
Occupancy expense of premises	2,943	2,790	5,789	5,933
Equipment expenses	1,255	1,128	2,445	2,270
Marketing	565	709	1,060	1,194
Outside data services	1,828	999	3,107	1,994
FDIC insurance	653	736	1,305	1,780
Amortization of intangible assets	466	462	927	923
Other expenses	5,221	4,338	9,280	8,506
Total non-interest expenses	28,858	25,838	55,541	51,900
Income before income taxes	10,859	11,967	23,191	22,392
Income tax expense	3,652	3,671	7,508	6,805
Net income	$7,207	$8,296	$15,683	$15,587

Net Income Per Share Amounts:
Basic net income per share	$0.30	$0.34	$0.65	$0.65
Diluted net income per share	$0.30	$0.34	$0.65	$0.65
Dividends declared per share	$0.12	$0.08	$0.22	$0.16

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of OTHER COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$7,207	$8,296	$15,683	$15,587
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	2,452	12,570	1,349	12,833
Related income tax expense	(977)	(5,012)	(538)	(5,117)
Net investment gains reclassified into earnings	90	32	163	52
Related income tax expense	(36)	(13)	(65)	(21)
Net effect on other comprehensive income (loss) for the period	1,529	7,577	909	7,747

Defined benefit pension plan:
Recognition of unrealized gain	349	276	699	593
Related income tax expense	(139)	(109)	(279)	(236)
Net effect on other comprehensive income for the period	210	167	420	357
Total other comprehensive income (loss)	1,739	7,744	1,329	8,104
Comprehensive income	$8,946	$16,040	$17,012	$23,691

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Operating activities:
Net income	$15,683	$15,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,880	3,684
Net OTTI recognized in earnings	72	84
Provision for loan and lease losses	2,249	2,666
Share based compensation expense	740	590
Deferred income tax expense	1,192	2,444
Origination of loans held for sale	(122,996)	(93,302)
Proceeds from sales of loans held for sale	124,489	105,843
Gains on sales of loans held for sale	(1,979)	(1,474)
Loss on sales of other real estate owned	701	667
Investment securities gains	(163)	(52)
(Gains) losses on sales of premises and equipment	(88)	18
Net increase in accrued interest receivable	(558)	(518)
Net decrease in other assets	487	12,483
Net increase in accrued expenses and other liabilities	2,269	3,830
Other – net	3,850	3,914
Net cash provided by operating activities	29,828	56,464
Investing activities:
Purchases of other equity securities	(1,382)	-
Purchases of investments held-to-maturity	(47,916)	(28,974)
Purchases of investments available-for-sale	(73,733)	(200,238)
Proceeds from redemption of Federal Home Loan Bank of Atlanta stock.	3,224	1,007
Proceeds from sales of investment available-for-sale	28,519	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	61,507	30,694
Proceeds from maturities, calls and principal payments of investments available-for-sale	186,353	122,185
Net (increase) decrease in loans and leases	(245,594)	5,889
Proceeds from the sales of other real estate owned	2,402	4,057
Acquisition of business activity, net of cash acquired	(849)	-
Expenditures for premises and equipment	(2,946)	(2,110)
Net cash used in investing activities	(90,415)	(67,490)
Financing activities:
Net increase in deposits	195,535	107,989
Net decrease in retail repurchase agreements and federal funds purchased	(78,834)	(31,029)
Repayment of advances from FHLB	(175)	(175)
Redemption of stock warrant	-	(4,449)
Remittances due to the vesting of restricted stock	(136)	167
Tax benefits associated with shared based compensation	74	-
Dividends paid	(5,358)	(3,884)
Net cash provided by financing activities	111,106	68,619
Net increase in cash and cash equivalents	50,519	57,593
Cash and cash equivalents at beginning of period	72,314	63,117
Cash and cash equivalents at end of period	$122,833	$120,710

Supplemental Disclosures:
Interest payments	$11,413	$13,629
Income tax payments	4,086	3,600
Transfers from loans to other real estate owned	3,798	2,868

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2012	$-	$24,091	$-	$177,828	$230,942	$13,248	$446,109
Net income	-	-	-	-	15,683	-	15,683
Other comprehensive income, net of tax	-	-	-	-	-	1,329	1,329
Common stock dividends - $0.22 per share	-	-	-	-	(5,358)	-	(5,358)
Stock compensation expense	-	-	-	740	-	-	740
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	-	732	-	12,291	-	-	13,023
Stock option plan - 1,217 shares	-	1	-	14	-	-	15
Employee stock purchase plan - 16,341 shares	-	17	-	233	-	-	250
Director stock purchase plan - 1,083 shares		1		18			19
Restricted stock - 44,987 shares	-	45	-	(391)	-	-	(346)
Balances at June 30, 2012	$-	$24,887	$-	$190,733	$241,267	$14,577	$471,464

Balances at January 1, 2011	$-	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Net income	-	-	-	-	15,587	-	15,587
Other comprehensive income, net of tax:	-	-	-	-	-	8,104	8,104
Common stock dividends - $0.16 per share	-	-	-	-	(3,884)	-	(3,884)
Stock compensation expense	-	-	-	590	-	-	590
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	-	2	-	19	-	-	21
Employee stock purchase plan - 16,448 shares	-	16	-	246	-	-	262
Director stock purchase plan - 1,833 shares	-	2	-	30	-	-	32
Restricted stock - 28,450 shares	-	28	-	(176)	-	-	(148)
Balances at June 30, 2011	$-	$24,095	$-	$177,303	$216,802	$5,484	$423,684

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans are evaluated for evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value. Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments. The historical allowance for loan and lease losses related to the purchased loans is not carried over to the Company. The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. Increases in the present value of expected cash flows after the purchase date is recognized as an adjustment to the accretable yield. The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through a charge to the provision for loan losses. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

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

NOTE 2 – ACQUISITION

On May 31, 2012, the Company completed the acquisition of CommerceFirst Bancorp, Inc. and its wholly-owned subsidiary. Under the terms of the acquisition the Company acquired 100% of the shares of CommerceFirst common stock for a combination of 50% Sandy Spring Bancorp common stock and 50% cash. Stock consideration was exchanged at a ratio of 0.8043 of the Company’s shares for each CommerceFirst share resulting in the issuance of 732,054 of the Company’s common stock. Total cash consideration amounted to $12.4 million or $13.60 per share.

The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair value on the acquisition date. Assets acquired amounted to $190.9 million, including loans and leases of $169.0 million. Liabilities assumed totaled $170.6 million, including $169.9 million in deposits. The acquisition resulted in the addition of $13.0 million to the Company’s equity. Goodwill of $5.1 million was recorded as a result of the transaction and will not be deductible for tax purposes. The goodwill from this transaction will be included in the Company’s Community Banking segment. The stock portion of the consideration to CommerceFirst shareholders is intended to qualify as a tax-free transaction.

The consideration transferred for CommerceFirst’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(in thousands)
Purchase Price:
Value of common share issued	$13,023
Cash	12,381
Total purchase price	25,404

Identifiable assets:
Cash and due from banks	11,532
Investments	502
Loans and leases	168,984
Other Real Estate Owned	4,232
Intangible assets	210
Other assets	5,439
Total identifiable assets	190,899

Liabilities:
Deposits	169,921
Other Liabilities	644
Total liabilities	170,565

Net goodwill resulting from acquisition	$5,070

The determination of the fair value of acquired assets and assumed liabilities required that expected cash flows from those assets and liabilities be estimated and discounted at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans with evidence of deteriorated credit quality. The following is a summary of the loans acquired in the acquisition with evidence of deteriorated credit quality:

Loans Acquired
with Evidence of
(in thousands)	Deteriorated Credit Quality
Contractually required principal and interest at acquisition	$11,356
Contractual cash flows not expected to be collected	(4,427)
Expected cash flows at acquisition	6,929
Interest component of expected cash flows	(850)
Basis in acquired loans at acquisition - estimated fair value	$6,079

The fair value of checking, savings and money market deposit accounts acquired was assumed to be the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the expected contractual payments discounted at the market rates for similar certificates. There was no core deposit intangible associated with the acquisition of the deposits.

Merger related expenses associated with the acquisition related to personnel and integrating and conforming the acquired operations with and into the Company. These expenses consisted of professional services, conversion and integration of operations, termination of existing contractual arrangements and cost to provide an introduction of the Company to its new customers. A summary of merger related expenses included in the indicated captions in the consolidated statement of income at June 30, 2012 as follows:

For the Six Months Ended
(in thousands)	June 30, 2012
Salaries and employee benefits	$737
Outside data services	1,031
Other non-interest expenses:
Professional fees (legal, consulting, etc.)	683
Miscellaneous expenses	121
Total merger expenses	$2,572

Pro Forma Condensed Combined Financial Information

If the acquisition of CommerceFirst had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $85.8 million and $82.6 million for the six months ended June 30, 2012 and 2011, respectively. Net income would have been approximately $16.1 million and $16.5 million for the same periods. The pro forma information does not provide for the impact of potential business model revisions nor does it consider any potential impacts of current market conditions on revenue, expense efficiencies or other factors.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At June 30, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$120,027	$1,593	$-	$121,620	$197,816	$2,436	$-	$200,252
State and municipal	159,144	12,575	(13)	171,706	160,657	12,456	(2)	173,111
Mortgage-backed	488,647	20,924	(37)	509,534	551,518	18,639	(13)	570,144
Corporate debt	2,000	-	(5)	1,995	2,000	-	(22)	1,978
Trust preferred	3,554	164	(415)	3,303	5,936	260	(480)	5,716
Total debt securities	773,372	35,256	(470)	808,158	917,927	33,791	(517)	951,201
Marketable equity securities	723	-	-	723	100	-	-	100
Total investments available-for-sale	$774,095	$35,256	$(470)	$808,881	$918,027	$33,791	$(517)	$951,301

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2012 are the result of changes in interest rates and are not considered credit related. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at June 30, 2012 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($208.5 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($301.0 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At June 30, 2012, the trust preferred portfolio consisted of one security backed by a single financial institution issuer and one pooled trust preferred security. The fair value of the single issue security was $1.5 million as determined using broker quotations. The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $2.2 million, with a fair value of $1.8 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;

•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.30%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.6% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related other-than-temporary impairment (“OTTI”) of $8 thousand, which was recognized in earnings for the quarter ended June 30, 2012. For the six months ended June 30, 2012 the OTTI recognized in earnings was $72 thousand. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.4 million at June 30, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at June 30, 2012.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through January 1, 2012	$422
Additions for credit losses not previously recognized	72
Cumulative credit losses on investment securities, through June 30, 2012	$494

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At June 30, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	2	$1,176	$13	$-	$13
Mortgage-backed	2	7,073	37	-	37
Corporate debt	1	1,995	5	-	5
Trust preferred	1	1,817	-	415	415
Total	6	$12,061	$55	$415	$470

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$397	$2	$-	$2
Mortgage-backed	3	5,081	13	-	13
Corporate debt	1	3,326	22	-	22
Trust preferred	1	2,467	-	480	480
Total	6	$11,271	$37	$480	$517

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

	At June 30, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$20,284	$20,381	$65,569	$65,972
Due after one year through five years	37,844	39,045	62,993	64,656
Due after five years through ten years	311,158	324,495	342,813	354,238
Due after ten years	404,086	424,237	446,552	466,335
Total debt securities available for sale	$773,372	$808,158	$917,927	$951,201

At June 30, 2012 and December 31, 2011, investments available-for-sale with a book value of $221.2 million and $255.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2012 and December 31, 2011.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At June 30, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$37,576	$37	$(140)	$37,473	$54,983	$406	$-	$55,389
State and municipal	126,904	4,883	(277)	131,510	123,075	5,244	(1)	128,318
Mortgage-backed	366	47	-	413	407	53	-	460
Total investments held-to-maturity	$164,846	$4,967	$(417)	$169,396	$178,465	$5,703	$(1)	$184,167

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At June 30, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	3	$17,435	$140	$-	$140
State and municipal	20	20,624	277	-	277
Total	23	$38,059	$417	$-	$417

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$541	$1	$-	$1
Total	1	$541	$1	$-	$1

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

	At June 30, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$11,939	$12,168	$18,860	$19,203
Due after one year through five years	5,605	5,731	6,937	7,144
Due after five years through ten years	80,110	82,340	98,428	101,008
Due after ten years	67,192	69,157	54,240	56,812
Total debt securities held-to-maturity	$164,846	$169,396	$178,465	$184,167

At June 30, 2012 and December 31, 2011, investments held-to-maturity with a book value of $130.3 million and $58.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at June 30, 2012 and December 31, 2011.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2012	December 31, 2011
Federal Reserve Bank stock	$8,292	$7,530
Federal Home Loan Bank of Atlanta stock	24,724	27,328
Other equities	-	75
Total equity securities	$33,016	$34,933

Note 4 – Loans and Leases

Outstanding loan balances at June 30, 2012 and December 31, 2011 are net of unearned income including net deferred loan costs of $2.7 million and $2.0 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2012	December 31, 2011
Residential real estate:
Residential mortgage	$472,426	$448,662
Residential construction	130,791	108,699
Commercial real estate:
Commercial owner occupied real estate	579,812	522,076
Commercial investor real estate	443,237	371,948
Commercial acquisition, development and construction	151,620	160,946
Commercial Business	334,040	260,327
Leases	5,618	6,954
Consumer	357,534	360,080
Total loans and leases	$2,475,078	$2,239,692

Note 5 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2012	2011
Balance at beginning of year	$49,426	$62,135
Provision for loan and lease losses	2,249	2,666
Loan and lease charge-offs	(7,343)	(10,254)
Loan and lease recoveries	933	699
Net charge-offs	(6,410)	(9,555)
Balance at period end	$45,265	$55,246

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(1,697)	(101)	4,979	160	(236)	(25)	284	(1,115)	2,249
Charge-offs	(354)	(1,076)	(3,457)	(493)	(6)	(697)	(1,193)	(67)	(7,343)
Recoveries	578	59	98	9	4	121	60	4	933
Net charge-offs	224	(1,017)	(3,359)	(484)	(2)	(576)	(1,133)	(63)	(6,410)
Balance at end of period	$5,254	$5,546	$9,868	$7,005	$557	$4,272	$9,734	$3,029	$45,265

Total loans and leases	$334,040	$151,620	$443,237	$579,812	$5,618	$357,534	$472,426	$130,791	$2,475,078
Allowance for loans and leases to total loans and leases ratio	1.57%	3.66%	2.23%	1.21%	9.91%	1.19%	2.06%	2.32%	1.83%

Balance of loans specifically evaluated for impairment	$7,739	$13,055	$14,143	$16,970	na.	$34	$4,896	$741	$57,578
Allowance for loans specifically evaluated for impairment	$753	$973	$276	$1,336	na.	na.	$1,389	$159	$4,886
Specific allowance to specific loans ratio	9.73%	0.00%	1.95%	7.87%	na.	na.	28.37%	21.46%	8.49%

Balance of loans collectively evaluated	$326,301	$138,565	$429,094	$562,842	$5,618	$357,500	$467,530	$130,050	$2,417,500
Allowance for loans collectively evaluated	$4,501	$4,573	$9,592	$5,669	$557	$4,272	$8,345	$2,870	$40,379
Collective allowance to collective loans ratio	1.38%	3.30%	2.24%	1.01%	9.91%	1.19%	1.78%	2.21%	1.67%

	For the Year Ended December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(4,252)	(11,035)	4,320	(361)	1,182	3,173	5,144	3,257	1,428
Charge-offs	(2,565)	(1,780)	(868)	(487)	(1,072)	(2,740)	(5,178)	(1,815)	(16,505)
Recoveries	674	1,238	3	-	18	209	221	5	2,368
Net charge-offs	(1,891)	(542)	(865)	(487)	(1,054)	(2,531)	(4,957)	(1,810)	(14,137)
Balance at end of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426

Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692
Allowance for loans and leases to total loans and leases ratio	2.58%	4.14%	2.22%	1.40%	11.43%	1.35%	2.36%	3.87%	2.21%

Balance of loans specifically evaluated for impairment	$9,092	$18,701	$16,964	$15,416	na.	$35	$5,108	$2,259	$67,575
Allowance for loans specifically evaluated for impairment	$1,037	$7	$3,380	$1,772	na.	na.	$769	$826	$7,791
Specific allowance to specific loans ratio	11.41%	0.04%	19.92%	11.49%	na.	na.	15.05%	36.56%	11.53%

Balance of loans collectively evaluated	$251,235	$142,245	$354,984	$506,660	$6,954	$360,045	$443,554	$106,440	$2,172,117
Allowance for loans collectively evaluated	$5,690	$6,657	$4,868	$5,557	$795	$4,873	$9,814	$3,381	$41,635
Collective allowance to collective loans ratio	2.26%	4.68%	1.37%	1.10%	11.43%	1.35%	2.21%	3.18%	1.92%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

	June 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$22,669	$36,742
Impaired loans without a valuation allowance	34,908	30,833
Total impaired loans	$57,577	$67,575

Allowance for loan and lease losses related to impaired loans	$4,886	$7,791
Allowance for loan and lease losses related to loans collectively evaluated	40,379	41,635
Total allowance for loan and lease losses	$45,265	$49,426

Average impaired loans for the period	$62,336	$68,377
Contractual interest income due on impaired loans during the period	$2,511	$4,973
Interest income on impaired loans recognized on a cash basis	$666	$1,523
Interest income on impaired loans recognized on an accrual basis	$224	$325

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	At June 30, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$848	$-	$996	$5,909	$221	$7,974
Restructured accruing	1,527	-	-	1,331	3,453	6,311
Restructured non-accruing	198	4,679	179	2,951	377	8,384
Balance	$2,573	$4,679	$1,175	$10,191	$4,051	$22,669

Allowance	$753	$973	$276	$1,336	$1,548	$4,886

Impaired loans without a specific allowance
Non-accruing	$1,863	$5,073	$11,951	$5,751	$-	$24,638
Restructured accruing	948	-	-	202	824	1,974
Restructured non-accruing	2,355	3,303	1,017	826	795	8,296
Balance	$5,166	$8,376	$12,968	$6,779	$1,619	$34,908

Total impaired loans
Non-accruing	$2,711	$5,073	$12,947	$11,660	$221	$32,612
Restructured accruing	2,475	-	-	1,533	4,277	8,285
Restructured non-accruing	2,553	7,982	1,196	3,777	1,172	16,680
Balance	$7,739	$13,055	$14,143	$16,970	$5,670	$57,577

Unpaid principal balance in total impaired loans	$10,102	$32,652	$17,986	$19,093	$-	$79,833

	For the Six Months Ended June 30, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,630	$15,353	$15,000	$16,806	$6,546	$62,336
Contractual interest income due on impaired loans during the period	$276	$687	$653	$733	$162
Interest income on impaired loans recognized on a cash basis	$108	$203	$48	$289	$18
Interest income on impaired loans recognized on an accrual basis	$73	$-	$-	$52	$99

	At December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,110	$-	$13,812	$4,091	$1,093	$20,106
Restructured accruing	1,346	-	-	707	3,475	5,528
Restructured non-accruing	307	6,504	628	3,282	387	11,108
Balance	$2,763	$6,504	$14,440	$8,080	$4,955	$36,742

Allowance	$1,037	$7	$3,380	$1,772	$1,595	$7,791

Impaired loans without a specific allowance
Non-accruing	$3,416	$7,798	$1,883	$6,464	$800	$20,361
Restructured accruing	520	-	-	-	833	1,353
Restructured non-accruing	2,393	4,399	641	872	814	9,119
Balance	$6,329	$12,197	$2,524	$7,336	$2,447	$30,833

Total impaired loans
Non-accruing	$4,526	$7,798	$15,695	$10,555	$1,893	$40,467
Restructured accruing	1,866	-	-	707	4,308	6,881
Restructured non-accruing	2,700	10,903	1,269	4,154	1,201	20,227
Balance	$9,092	$18,701	$16,964	$15,416	$7,402	$67,575

Unpaid principal balance in total impaired loans	$11,303	$37,442	$17,389	$16,466	$-	$82,600

	For the Year Ended December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,800	$27,005	$11,409	$13,942	$6,221	$68,377
Contractual interest income due on impaired loans during the period	$583	$1,743	$830	$800	$1,017
Interest income on impaired loans recognized on a cash basis	$267	$487	$93	$471	$205
Interest income on impaired loans recognized on an accrual basis	$114	$-	$-	$45	$166

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,583	$13,055	$13,327	$15,146	$872	$1,651	$2,600	$4,333	$55,567
Loans and leases 90 days past due	70	342	-	-	96	5	91	-	604
Restructured loans and leases	2,475	-	-	1,533	-	33	4,244	-	8,285
Total non-performing loans and leases	7,128	13,397	13,327	16,679	968	1,689	6,935	4,333	64,456
Other real estate owned	1,829	-	462	4,569	-	-	1,813	880	9,553
Total non-performing assets	$8,957	$13,397	$13,789	$21,248	$968	$1,689	$8,748	$5,213	$74,009

	December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,226	$18,702	$16,963	$14,709	$853	$1,786	$5,722	$5,719	$71,680
Loans and leases 90 days past due	-	-	-	-	2	165	167	243	577
Restructured loans and leases	1,866	-	-	707	-	35	3,579	694	6,881
Total non-performing loans and leases	9,092	18,702	16,963	15,416	855	1,986	9,468	6,656	79,138
Other real estate owned	100	-	462	273	-	-	3,395	201	4,431
Total non-performing assets	$9,192	$18,702	$17,425	$15,689	$855	$1,986	$12,863	$6,857	$83,569

	June 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$4,466	$-	$4,130	$4,223	$7	$1,015	$5,841	$712	$20,394
61-90 days	341	-	247	456	4	80	1,651	896	3,675
> 90 days	70	342	-	-	96	5	91	-	604
Total past due	5,584	342	4,377	4,679	107	1,100	7,583	1,608	24,673
Non-accrual loans and leases	4,583	13,055	13,327	15,146	872	1,651	2,600	4,333	55,567
Current loans	324,580	138,223	425,533	559,987	4,639	354,783	462,243	124,850	2,394,838
Total loans and leases	$334,040	$151,620	$443,237	$579,812	$5,618	$357,534	$472,426	$130,791	$2,475,078

	December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,467	$717	$10,723	$1,677	$7	$467	$5,246	$1,732	$22,036
61-90 days	62	-	-	2,537	-	20	1,639	-	4,258
> 90 days	-	-	-	-	2	165	167	243	577
Total past due	1,529	717	10,723	4,214	9	652	7,052	1,975	26,871
Non-accrual loans and leases	7,226	18,702	16,963	14,709	853	1,786	5,722	5,719	71,680
Current loans	251,572	141,527	344,262	503,153	6,092	357,642	435,888	101,005	2,141,141
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	June 30, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$295,638	$132,375	$393,946	$530,032	$1,351,991
Special Mention	12,731	2,366	20,789	25,418	61,304
Substandard	24,325	16,879	28,502	23,263	92,969
Doubtful	1,346	-	-	1,099	2,445
Total	$334,040	$151,620	$443,237	$579,812	$1,508,709

	December 31, 2011
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$225,048	$137,181	$331,095	$469,309	$1,162,633
Special Mention	8,551	2,207	9,592	22,103	42,453
Substandard	25,720	21,558	31,261	30,664	109,203
Doubtful	1,008	-	-	-	1,008
Total	$260,327	$160,946	$371,948	$522,076	$1,315,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$4,650	$355,845	$465,491	$126,458	$952,444
Non-performing:
90 days past due	96	5	91	-	192
Non-accruing	872	1,651	2,600	4,333	9,456
Restructured loans and leases	-	33	4,244	-	4,277
Total	$5,618	$357,534	$472,426	$130,791	$966,369

	December 31, 2011
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$6,099	$358,094	$439,194	$102,043	$905,430
Non-performing:
90 days past due	2	165	167	243	577
Non-accruing	853	1,786	5,722	5,719	14,080
Restructured loans and leases	-	35	3,579	694	4,308
Total	$6,954	$360,080	$448,662	$108,699	$924,395

During the six months ended June 30, 2012, the Company restructured $1.7 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 have specific reserves of $0.3 million at June 30, 2012. For the year ended December 31, 2011, the Company restructured $10.3 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 had specific reserves of $1.9 million thousand at December 31, 2011.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$710	$-	$-	$1,027	$-	$1,737
Restructured non-accruing	-	-	-	-	-	-
Balance	$710	$-	$-	$1,027	$-	$1,737

Specific allowance	$64	$-	$-	$217	$-	$281

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,696	$-	$-	$-	$3,590	$5,286
Restructured non-accruing	469	-	1,269	2,475	763	4,976
Balance	$2,165	$-	$1,269	$2,475	$4,353	$10,262

Specific allowance	$254	$-	$93	$509	$1,027	$1,883

Restructured and subsequently defaulted	$-	$-	$-	$-	$509	$509

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(in thousands)	Amount
Balance at January 1, 2012	$-
CommerceFirst acquisition	754
Accretion recognized to date	(34)
Net reclassification from accretable to non-accretable	-
Balance at June 30, 2012	$720

Other Real Estate owned

Other real estate owned totaled $9.6 million and $4.4 million at June 30, 2012 and December 31, 2011. The increase compared to the prior year end was due primarily to balances added as a result of the CommerceFirst acquisition.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At June 30, 2012			Weighted	At December 31, 2011			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(7,270)	$2,446	1.8 years	$9,716	$(6,575)	$3,141	2.3 years
Other identifiable intangibles	8,511	(6,940)	1,571	3.0 years	8,301	(6,708)	1,593	3.5 years
Total amortizing intangible assets	$18,227	$(14,210)	$4,017		$18,017	$(13,283)	$4,734

Goodwill	$81,892		$81,892		$76,816		$76,816

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2013	$1,830
2014	804
2015	356
2016	78
Total amortizing intangible assets	$3,068

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

	June 30,	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$763,566	$650,377
Interest-bearing deposits:
Demand	383,036	367,682
Money market savings	885,655	858,732
Regular savings	216,246	195,408
Time deposits of less than $100,000	361,115	316,058
Time deposits of $100,000 or more	242,437	268,263
Total interest-bearing deposits	2,088,489	2,006,143
Total deposits	$2,852,055	$2,656,520

Note 8 – Stockholders’ Equity

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

Note 9 – Share Based Compensation

At June 30, 2012, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 958,292 are available for issuance at June 30, 2012, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Six Months Ended June 30,
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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $0.6 million and $0.6 million was recognized for the six months ended June 30, 2012 and 2011, respectively. The intrinsic value for the stock options exercised in the six months ended June 30, 2012 and 2011, respectively, was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of June 30, 2012. That cost is expected to be recognized over a weighted average period of approximately 1.9 years. The total of unrecognized compensation cost related to restricted stock was approximately $3.6 million as of June 30, 2012. That cost is expected to be recognized over a weighted average period of approximately 3.4 years. The fair value of the options vested during the three months ended June 30, 2012 and 2011, was $0.2 million and $0.3 million, respectively.

In the first quarter of 2012, 20,633 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 83,807 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2012	635,197	$31.42		$406
Granted	20,633	$19.02		$-
Exercised	(1,217)	$12.84		$6
Forfeited or expired	(20,700)	$33.63		$6
Balance at June 30, 2012	633,913	$30.98	2.3	$435

Exercisable at June 30, 2012	578,850	$32.21	1.9	$403

Weighted average fair value of options
granted during the year		$7.85

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2012	79,640	$6.33
Granted	20,633	$7.85
Vested	(42,147)	$5.44
Forfeited or expired	(3,063)	$6.69
Non-vested options at June 30, 2012	55,063	$7.56

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2012	206,313	$16.37
Granted	83,807	$19.02
Vested	(59,165)	$16.15
Forfeited or expired	(5,494)	$16.78
Restricted stock at June 30, 2012	225,461	$17.40

Note 10 – Pension, Profit Sharing, and Other Employee Benefit Plans

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost on projected benefit obligation	$389	$382	$777	$768
Expected return on plan assets	(327)	(269)	(654)	(534)
Recognized net actuarial loss	349	276	699	593
Net periodic benefit cost	$411	$389	$822	$827

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

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2012	2011	2012	2011
Net income	$7,207	$8,296	$15,683	$15,587

Basic:
Basic weighted average EPS shares	24,393	24,091	24,098	24,072
Basic net income per share	$0.30	$0.34	$0.65	$0.65

Diluted:
Basic weighted average EPS shares	24,393	24,091	24,098	24,072
Dilutive common stock equivalents	31	39	83	51
Dilutive EPS shares	24,423	24,130	24,181	24,123

Diluted net income per share	$0.30	$0.34	$0.65	$0.65

Anti-dilutive shares	527	741	507	717

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Period change, net of tax	909	420	1,329
Balance at June 30, 2012	$20,915	$(6,338)	$14,577

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2011	$3,764	$(6,384)	$(2,620)
Period change, net of tax	7,747	357	8,104
Balance at June 30, 2011	$11,511	$(6,027)	$5,484

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $44.5 million with a fair value of $1.5 million as of June 30, 2012 compared to $54 million with a fair value of $1.5 million as of December 31, 2011. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 14 – Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$25,827	$-	$25,827
Investments available-for-sale:
U.S. government agencies	-	121,620	-	121,620
State and municipal	-	171,706	-	171,706
Mortgage-backed	-	509,534	-	509,534
Corporate debt	-	1,995	-	1,995
Trust preferred	1,486	-	1,817	3,303
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,481	-	1,481

Liabilities
Interest rate swap agreements	$-	$(1,481)	$-	$(1,481)

	At December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$25,341	$-	$25,341
Investments available-for-sale:
U.S. government agencies	-	200,252	-	200,252
State and municipal	-	173,111	-	173,111
Mortgage-backed	-	570,144	-	570,144
Corporate debt	-	1,978	-	1,978
Trust preferred	3,249	-	2,467	5,716
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,529	-	1,529

Liabilities
Interest rate swap agreements	$-	$(1,529)	$-	$(1,529)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2012	$2,467
Total OTTI included in earnings	(72)
Principal redemption	(642)
Total unrealized losses included in other comprehensive income (loss)	64
Balance at June 30, 2012	$1,817

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$52,691	$52,691	$(5,138)
Other real estate owned	-	-	9,553	9,553	(592)
Total	$-	$-	$62,244	$62,244	$(5,730)

	At December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$59,784	$59,784	$(5,565)
Other real estate owned	-	-	4,431	4,431	(786)
Total	$-	$-	$64,215	$64,215	$(6,351)

At June 30, 2012, impaired loans totaling $57.6 million were written down to fair value of $52.7 million as a result of specific loan loss allowances of $4.9 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $67.6 million were written down to fair value of $59.8 million at December 31, 2011 as a result of specific loan loss allowances of $7.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$197,862	$202,412	$-	$202,412	$-
Loans, net of allowance	2,429,813	2,506,993	-	-	2,506,993
Other assets	82,392	82,392	-	82,392	-

Financial Liabilities
Time Deposits	$603,552	$606,810	$-	$606,810	$-
Securities sold under retail repurchase agreements and federal funds purchased	64,779	64,779	-	64,779	-
Advances from FHLB	405,233	452,562	-	452,562	-
Subordinated debentures	35,000	9,713	-	-	9,713

			Fair Value Measurements
	December 31, 2011		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$213,398	$219,100	$-	$219,100	$-
Loans, net of allowance	2,190,266	2,276,333	-	-	2,276,333
Other assets	81,098	81,098	-	81,098	-

Financial Liabilities
Time Deposits	$584,321	$588,818	$-	$588,818	$-
Securities sold under retail repurchase agreements and federal funds purchased	143,613	143,613	-	143,613	-
Advances from FHLB	405,408	452,378	-	452,378	-
Subordinated debentures	35,000	9,810	-	-	9,810

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2012 and December 31, 2011 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The Company's credit risk is not material to calculation of fair value because these borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta within Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities. Subordinated debentures are classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

Accrued interest payable: The carrying value of accrued interest payable approximates fair value due to the short-term duration and has been excluded from the table above.

Note 15 - Segment Reporting

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.4 million and $0.4 million in for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these non-cash charges amounted to $0.7 million and $0.7 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2012 and 2011, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $808 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2012 and 2011, respectively. .

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,558	$2	$2	$(4)	$35,558
Interest expense	5,753	-	-	(4)	5,749
Provision for loan and lease losses	1,585	-	-	-	1,585
Noninterest income	9,306	1,026	1,364	(203)	11,493
Noninterest expenses	27,365	954	742	(203)	28,858
Income before income taxes	10,161	74	624	-	10,859
Income tax expense	3,379	30	243	-	3,652
Net income	$6,782	$44	$381	$-	$7,207

Assets	$3,870,262	$13,180	$15,537	$(43,802)	$3,855,177

	Three Months Ended June 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,025	$2	$2	$(21)	$35,008
Interest expense	6,875	-	-	(21)	6,854
Provision for loan and lease losses	1,151	-	-	-	1,151
Noninterest income	8,520	1,099	1,385	(202)	10,802
Noninterest expenses	24,086	1,141	813	(202)	25,838
Income before income taxes	11,433	(40)	574	-	11,967
Income tax expense	3,463	(16)	224	-	3,671
Net income	$7,970	$(24)	$350	$-	$8,296

Assets	$3,642,323	$12,708	$14,092	$(57,107)	$3,612,016

	Six Months Ended June 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$70,173	$3	$5	$(8)	$70,173
Interest expense	11,667	-	-	(8)	11,659
Provision for loan and lease losses	2,249	-	-	-	2,249
Noninterest income	17,800	2,312	2,761	(406)	22,467
Noninterest expenses	52,232	2,168	1,547	(406)	55,541
Income before income taxes	21,825	147	1,219	-	23,191
Income tax expense	6,973	60	475	-	7,508
Net income	$14,852	$87	$744	$-	$15,683

Assets	$3,870,262	$13,180	$15,537	$(43,802)	$3,855,177

	Six Months Ended June 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$69,814	$3	$4	$(63)	$69,758
Interest expense	13,657	-	-	(63)	13,594
Provision for loan and lease losses	2,666	-	-	-	2,666
Noninterest income	16,078	2,390	2,731	(405)	20,794
Noninterest expenses	48,433	2,292	1,580	(405)	51,900
Income before income taxes	21,136	101	1,155	-	22,392
Income tax expense	6,314	41	450	-	6,805
Net income	$14,822	$60	$705	$-	$15,587

Assets	$3,642,323	$12,708	$14,092	$(57,107)	$3,612,016

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868 and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 49 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview

Net income for the Company for the second quarter of 2012 totaled $7.2 million ($0.30 per diluted share), compared to net income of $8.3 million ($0.34 per diluted share) for the second quarter of 2011. For the first six months of 2012, net income totaled $15.7 million ($0.65 per diluted share) compared to net income of $15.6 million ($0.65 per diluted share) for the prior year period. These results reflect the following events:

•	During the second quarter of 2012 the Company completed the acquisition of CommerceFirst Bancorp, Inc. (“CommerceFirst”) and its wholly-owned subsidiary, CommerceFirst Bank. Under the terms of the acquisition the Company acquired 100% of the outstanding shares of CommerceFirst common stock for a combination of 50% Company stock and 50% cash. The transaction has been accounted for using the acquisition method of accounting. Assets acquired amounted to $190.9 million, including loans and leases of $169.0 million. Liabilities assumed totaled $170.6 million, including $169.9 million in deposits. The acquisition resulted in the addition of $13.0 million to the Company’s equity. Consolidated results of operations for CommerceFirst are included subsequent to the close of business on May 31, 2012 and include $2.6 million in merger costs.
•	Average total loans for the second quarter of 2012 increased 10% compared to the second quarter of 2011 due largely to organic growth in commercial loans and the acquisition of CommerceFirst.
•	Net interest income increased 6% for the second quarter of 2012 compared to the second quarter of 2011. For the year-to-date, net interest income increased 4% for 2012 compared to the first six months of 2011. These increases were due primarily to growth in average interest-earning assets combined with an increase in noninterest-bearing deposits, which together more than offset lower earning asset yields in the current low interest rate environment.
•	The provision for loan and lease losses was $1.6 million for the second quarter of 2012 compared to $1.2 million for the second quarter of 2011 and $0.7 million for the first quarter of 2012. The increase in the provision for the second quarter of 2012 compared to both the prior quarter and the second quarter of 2011 was due primarily to an increase in specific reserves on non-performing loans.
•	Noninterest income increased $0.7 million or 6% for the second quarter of 2012 compared to the second quarter of 2011 due largely to growth in income from mortgage banking activities due to an increased volume of refinancing activity.

In the second quarter of 2012, the nation and the mid-Atlantic region in which the Company operates continued to show a mix of both positive and negative economic signs in a number of metrics. Concerns over a struggling national economy and possible federal government spending cuts and tax increases at year-end continued to impede both the regional and national economic outlook in many respects. While the housing markets have shown improvement compared to the prior year, sales of existing homes continue to be limited by a lack of inventory of existing homes due to current price levels. Volatility continued as positive trends in housing and energy prices have been offset by uncertainty on the part of both large and small businesses which has limited economic expansion on both a regional and national basis. The financial stability of banks in Western Europe and the European Union itself continues to be an underlying volatility factor. Although unemployment rates continue to be strong on a regional basis, they have leveled off nationally and remain at historically high levels. Together with municipal budget deficits across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic recovery and expansion. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital and overall credit quality has continued to improve.

The net interest margin was 3.62% for the second quarter of 2012 compared to 3.58% for the second quarter of 2011 and 3.56% for the first quarter of 2012. During the second quarter of 2012, the growth in average interest-earning assets and noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. The margin increase compared to the prior quarter was driven primarily by higher levels of interest-earning assets, primarily from the addition of higher yielding loans from the CommerceFirst transaction, and a higher level of noninterest-bearing deposits, which offset the decline in the average rates earned on interest-earning assets. Average total deposits increased 4% for the quarter compared with the prior year period, while average loans increased 10% compared to 2011, due to the economic factors mentioned above.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $74.0 million at June 30, 2012 from $83.4 million at June 30, 2011 and $77.0 million at March 31, 2012. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.92% of total assets at June 30, 2012 compared to 2.31% at June 30, 2011. The ratio of net charge-offs to average loans and leases was .23% for the second quarter of 2012, compared to .90% for the second quarter of 2011.

At June 30, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 7% to $14.91 from $13.93 at June 30, 2011.

Total assets at June 30, 2012 increased 4% compared to December 31, 2011. Loan balances increased 11% compared to the prior year end due primarily to increases of 8% in residential mortgage and construction loans and 15% in commercial loans which were somewhat offset by a 1% decrease in consumer loans. The increase in commercial loans was primarily due to the CommerceFirst acquisition during the quarter. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 7% compared to balances at December 31, 2011, again due largely to the CommerceFirst acquisition. Deposits acquired in the CommerceFirst acquisition caused increases in several deposit categories. Certificates of deposit increased 3% compared to balances at December 31, 2011, while regular savings grew 11%, interest-bearing checking accounts increased 4%, noninterest-bearing deposits increased 17% and money market accounts increased 3%. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit to preserve the net interest margin during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $471.5 million due to stock issued in connection with the CommerceFirst acquisition and net income in the first six months of 2012.

Net interest income increased by $1.7 million, or 6% for the quarter ended June 30, 2012 compared to the prior year period. The effects of an 18 basis point decrease in the cost of interest-bearing liabilities, growth of 15% in average noninterest-bearing deposits, 4% growth in average interest-earning assets and an 8% decrease in non-performing assets more than offset a decline of 13 basis points in the yield on average interest-earning assets.

Non-interest income increased 6% for the second quarter of 2012 compared to 2011. Income from mortgage banking activities increased 59% due to a higher volume of mortgage refinancing activity in the second quarter of 2012 compared to the second quarter of 2011. In addition other noninterest income increased 26% over the prior year quarter due to higher fees from loan prepayments and other fees. These increases were somewhat offset by a decrease of 6% in service charges on deposits due to lower overdraft fees.

Non-interest expenses increased 12% in the second quarter of 2012 compared to the prior year period due primarily to $2.2 million of merger expenses recognized during the quarter. This increase was driven by higher salaries and benefits expenses, outside data services costs and professional fees primarily resulting from the CommerceFirst acquisition. These increases were somewhat offset by an 11% decrease in FDIC insurance expense due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

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

The general allowance comprised 89% of the total allowance at June 30, 2012 and 84% at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

These factors combine to estimate the probability and severity of potential losses. At June 30, 2012, the specific allowance accounted for 11% of the total allowance as compared to 16% at December 31, 2011. The severity of estimated losses on impaired loans can differ substantially from actual losses.

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

Recently amended accounting guidance provides the Company with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the second step, described above, of the two-step process must be performed. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt this guidance early in the fourth quarter of 2011. At June 30, 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 14-Fair Value” to the Condensed Consolidated Financial Statements.

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

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2012			2011
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$481,396	$10,741	4.49%	$457,059	$11,374	4.97%
Residential construction loans	121,106	2,291	3.80	85,013	1,549	3.68
Commercial ADC loans	155,571	3,890	5.03	149,424	3,125	4.22
Commercial investor real estate loans	393,665	10,764	5.50	346,410	10,328	5.98
Commercial owner occupied real estate loans	529,176	14,784	5.68	505,060	14,926	5.99
Commercial business loans	271,185	6,816	4.93	231,267	5,648	4.93
Leasing	5,927	193	6.53	12,574	419	6.66
Consumer loans	358,896	6,327	3.57	364,665	6,683	3.72
Total loans and leases (3)	2,316,922	55,806	4.85	2,151,472	54,052	5.06
Taxable securities	791,303	10,253	2.59	860,042	11,766	2.74
Tax-exempt securities (4)	278,095	6,784	4.88	228,175	6,634	5.81
Interest-bearing deposits with banks	34,410	45	0.26	30,359	39	0.26
Federal funds sold	985	1	0.16	1,447	1	0.15
Total interest-earning assets	3,421,715	72,889	4.27	3,271,495	72,492	4.45

Less: allowance for loan and lease losses	(48,439)			(60,040)
Cash and due from banks	45,470			44,654
Premises and equipment, net	48,820			49,178
Other assets	205,582			228,437
Total assets	$3,673,148			$3,533,724

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$373,740	171	0.09%	$330,470	176	0.11%
Regular savings deposits	206,721	104	0.10	180,067	95	0.11
Money market savings deposits	857,020	983	0.23	850,359	1,956	0.46
Time deposits	570,768	2,626	0.93	622,420	3,673	1.19
Total interest-bearing deposits	2,008,250	3,884	0.39	1,983,316	5,900	0.60
Other borrowings	76,403	112	0.29	78,395	106	0.27
Advances from FHLB	405,315	7,173	3.56	405,665	7,141	3.55
Subordinated debentures	35,000	490	2.80	35,000	447	2.55
Total interest-bearing liabilities	2,524,968	11,659	0.93	2,502,376	13,594	1.10

Noninterest-bearing demand deposits	670,557			594,835
Other liabilities	24,752			25,676
Stockholders' equity	452,871			410,837
Total liabilities and stockholders' equity	$3,673,148			$3,533,724

Net interest income and spread		$61,230	3.34%		$58,898	3.35%
Less: tax-equivalent adjustment		2,716			2,734
Net interest income		$58,514			$56,164

Interest income/earning assets			4.27%			4.45%
Interest expense/earning assets			0.68			0.83
Net interest margin			3.59%			3.62%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2012 and 2011. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.7 million and $2.7 million in 2012 and 2011, respectively.
(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net income for the Company for the first six months of 2012 totaled $15.7 million ($0.65 per diluted share) compared to net income of $15.6 million ($0.65 per diluted share) for the first six months of 2011.

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

Net interest income for the first six months of 2012 was $58.5 million compared to $56.2 million for the same period of 2011. On a tax-equivalent basis, net interest income increased by 4% for the first six months of 2012 to $61.2 million from $58.9 million for the prior year period. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.59% for the first six months of 2012 compared to 3.62% for the first six months of 2011. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 1% in 2012. Average noninterest-bearing deposits increased 13% in the first half of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 25% for the first six months of 2012 compared to 23% for the first six months of 2011.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	Six Months Ended June 30,
	2012 vs. 2011			2011 vs. 2010
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$1,754	$4,083	$(2,329)	$(4,779)	$(2,979)	$(1,800)
Securities	(1,363)	(312)	(1,051)	298	1,822	(1,524)
Other earning assets	6	6	-	(58)	(67)	9
Total interest income	397	3,777	(3,380)	(4,539)	(1,224)	(3,315)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(5)	24	(29)	1	26	(25)
Regular savings deposits	9	16	(7)	8	11	(3)
Money market savings deposits	(973)	15	(988)	(925)	(140)	(785)
Time deposits	(1,047)	(284)	(763)	(3,042)	(1,006)	(2,036)
Total borrowings	81	(30)	111	(161)	(212)	51
Total interest expense	(1,935)	(259)	(1,676)	(4,119)	(1,321)	(2,798)
Net interest income	$2,332	$4,036	$(1,704)	$(420)	$97	$(517)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income remained essentially level for the first six months of 2012 compared to the prior year period. The previous table shows that, in 2012, the increase in average loans and leases and investments offset a decline in earning asset yields with respect to both the loan and investment portfolios which resulted in only a minimal change in total tax-equivalent interest income.

In the first six months of 2012, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 8% compared to the prior year period due to growth in all segments of the commercial and mortgage portfolios, excluding leases. This growth was primarily in the owner occupied and investor real estate, commercial business and residential construction portfolios. These increases were driven by a slowly improving regional economy and by loans added from the CommerceFirst acquisition in the second quarter of 2012. The yield on average loans and leases decreased by 21 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 42 basis points in the combined residential mortgage and construction loan portfolios together with a decrease of 17 basis points in the yield in the overall commercial loan portfolio.

The average yield on total investment securities decreased 19 basis points while the average balance of the portfolio decreased 2% or $19 million in the first six months of 2012 compared to the first six months of 2011. The decline in investments was necessary to fund growth in the loan portfolio and the CommerceFirst acquisition in the second quarter of 2012. The decrease in the yield on investments was due primarily to maturities and calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $1.9 million or 14% in the first six months of 2012 compared to the first six months of 2011, primarily as a result of a 17 basis point decrease in the average rate paid on deposits and borrowings. Deposit activity was driven by the CommerceFirst acquisition and by clients’ emphasis on safety and liquidity as average total deposits increased 4% for the six months compared to the prior year period. This increase was driven by an increase of $119 million or 13% in average noninterest-bearing and interest-bearing checking accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposits of $52 million or 8% in the first half of 2012 compared to the first half of 2011. This decrease was primarily due to a decline in the rates offered on certificates as the Company continued to manage its net interest margin in a low rate environment. This offset the positive effect of the certificates of deposit added as a result of the CommerceFirst acquisition. Average balances of money market accounts remained virtually level during the first six months of 2012 compared to the first six months of 2011.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Securities gains	$163	$52	$111	- %
Total other-than-temporary impairment ("OTTI") losses	(72)	(102)	30	(29.4)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	18	(18)	(100.0)
Net OTTI recognized in earnings	(72)	(84)	12	(14.3)
Service charges on deposit accounts	4,483	4,689	(206)	(4.4)
Mortgage banking activities	2,313	1,263	1,050	83.1
Wealth management income	8,091	7,668	423	5.5
Insurance agency commissions	2,136	2,133	3	0.1
Income from bank owned life insurance	1,294	1,300	(6)	(0.5)
Visa check fees	1,860	1,783	77	4.3
Other income	2,199	1,990	209	10.5
Total non-interest income	$22,467	$20,794	$1,673	8.0

Total non-interest income was $22.5 million for the first six months of 2012 compared to $20.8 million for the first six months of 2011. As shown in the table above, the primary drivers of non-interest income for the first half of 2012 were increases in income from mortgage banking activities and wealth management income.

Income from mortgage banking activities increased in the first six months of 2012 compared to the first six months of 2011 due primarily to higher loan origination volumes and higher average gains on sales, both due to increased refinancing activity during the quarter. In addition, other noninterest income increased 11% over the prior year period due mainly to higher fees from loan prepayments and other fees.

During the first six months of 2012, wealth management revenues, comprised of trust and investment management fees and fees on sales on investment products and services increased 6% compared to the prior year period. Trust services fees increased 14% compared to the prior year period, due to an increase in average assets under management and other one-time fees. Investment management fees in West Financial Services remained level for the first six months of 2012 compared to the six months ended June 30, 2011. Fees on sales of investment products and services decreased 2% for the year-to-date as assets under management declined. Overall total assets under management of $2.1 billion for West Financial Services, trust and investment services remained relatively level at June 30, 2012 compared to June 30, 2011.

Service charges on deposits decreased for the first six months of 2012 compared to the prior year period due primarily to a decline in overdraft fees. Insurance agency commission revenue declined in the first six months of 2012 compared to the first six months of 2011 due mainly to decreases in commissions from annuities and bonds which were somewhat offset by an increase in commissions on commercial lines.

Income from bank owned life insurance remained virtually even for the first six months of 2012 compared to the prior year period. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $82.4 million at June 30, 2012 and $79.8 million at June 30, 2011 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.30% for the first six months of 2012 compared to 5.52% for the first six months of 2011.

Net OTTI losses recognized in earnings in the first six months of 2012 were $72 thousand compared to $102 thousand for the prior year period. This was largely due to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was responsible for the OTTI charges during the first six months of both 2012 and 2011. The Company recognized net securities gains, exclusive of net OTTI losses mentioned above, reflected in the preceding table, which resulted primarily from securities sales and calls during the period.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Six Months Ended June 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$31,628	$29,300	$2,328	7.9%
Occupancy expense of premises	5,789	5,933	(144)	(2.4)
Equipment expenses	2,445	2,270	175	7.7
Marketing	1,060	1,194	(134)	(11.2)
Outside data services	3,107	1,994	1,113	55.8
FDIC insurance	1,305	1,780	(475)	(26.7)
Amortization of intangible assets	927	923	4	0.4
Professional fees	3,443	2,214	1,229	55.5
Other real estate owned	415	1,425	(1,010)	(70.9)
Other expenses	5,422	4,867	555	11.4
Total non-interest expense	$55,541	$51,900	$3,641	7.0

Non-interest expenses totaled $55.5 million in the first six months of 2012 compared to $51.9 million in the first six months of 2011, an increase of 7%. This growth in expenses was due primarily to increases in salaries and benefits expenses, outside data services costs and professional fees. These increases were due primarily to merger expenses incurred in conjunction with the CommerceFirst acquisition and were partially offset by a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first six months of 2012 due primarily to higher compensation expenses as a result of the CommerceFirst acquisition and due to merit increases and higher commission compensation expenses related to organic growth in specific product offerings compared to the prior year. Average full-time equivalent employees remained relatively constant in the first half of 2012 compared to the first half of 2011.

Outside data services expenses increased in the first six months of 2012 compared to the prior year period due primarily to software expenses related to the Company’s merger with CommerceFirst. Occupancy expenses decreased for the first six months of 2012 compared to the first six months of 2011 due to lower grounds maintenance and utilities expenses as a result of unseasonably mild weather during the first half of 2012. Equipment expenses increased for the first six months over the prior year period due to higher software expenses. Marketing expenses and amortization of intangible assets remained virtually level in the first six months of 2012 compared to the first six months of 2011. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately 2.3 years at June 30, 2012.

FDIC insurance expense decreased in the first six months of 2012 compared to the first six months of 2011 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011. Professional fees increased in the first six months of 2012 compared to the first six months of 2011 due primarily to higher legal and consulting fees related to the CommerceFirst acquisition mentioned above and from loan workouts.

Other real estate owned expenses decreased in the first six months of 2012 compared to the first six months of 2011 due to losses on sales of other real estate owned incurred in the first six months of 2011 as the Company sold nonperforming assets at that time. Other non-interest expenses increased in the first six months of 2012 compared to the first six months of 2011 due mainly to an increase in other accrued expenses.

Income Taxes

The Company had income tax expense of $7.5 million in the first six months of 2012 compared to expense of $6.8 million in the first six months of 2011. The resulting effective rates were 32% for the first six months of 2012 and 30% for the first six months of 2011. The increase in the effective tax rate in the first half of 2012 was due primarily to certain merger expenses relating to the CommerceFirst acquisition that are not tax deductible.

Results of Operations

For the Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Net income for the second quarter of 2012 totaled $7.2 million ($0.30 per diluted share) compared to net income of $8.3 million ($0.34 per diluted share) for the second quarter of 2011.

Net interest income for the first second quarter of 2012 was $29.8 million compared to $28.2 million for the second quarter of 2011. On a tax-equivalent basis, net interest income increased by 5% for the second quarter of 2012 to $31.1 million from $29.6 million for the prior year quarter. The net interest margin increased to 3.62% for the second quarter of 2012 compared to 3.58% for the second quarter of 2011. Average interest-earning assets increased by 4% while average interest-bearing liabilities increased less than 1% in for the second quarter of 2012 compared to 2011. Average noninterest-bearing deposits increased 15% in the second quarter of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 26% for the second quarter of 2012 compared to 23% for the second quarter of 2011.

Interest Income

The Company's total tax-equivalent interest income remained essentially level for the second quarter of 2012 at $36.9 million compared to the second quarter of 2011. The increase in average loans and leases was offset by a decrease in the average balance of the investment portfolio together with a decline in earning asset yields with respect to both the loan and investment portfolios. These factors resulted in virtually no change in total tax-equivalent interest income.

In the first quarter of 2012, the average balance of the loan portfolio increased 10% compared to the prior year period due to growth in all segments of the commercial and mortgage portfolios, excluding leases. This growth occurred primarily in the owner occupied and investor real estate, commercial business and the residential construction portfolios. These increases were driven by organic loan growth and by the CommerceFirst acquisition in the second quarter of 2012. The yield on average loans and leases decreased by 16 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 34 basis points in the combined residential mortgage and construction loan portfolios together with a decrease of 13 basis points in the yield in the overall commercial loan portfolio.

The average yield on total investment securities decreased 21 basis points while the average balance of the portfolio increased 6% or $69 million in the second quarter of 2012 compared to the second quarter of 2011. The decline in investments was due to sales and calls during the first six months of 2012 to fund both the increase in the loan portfolio and the ComerceFirst acquisition. The decrease in the yield on investments was due primarily to maturities and calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $1.1 million or 16% in the second quarter of 2012 compared to the second quarter of 2011, primarily as a result of an 18 basis point decrease in the average rate paid on deposits and borrowings. Deposit activity was affected by the CommerceFirst acquisition and clients’ emphasis on safety and liquidity as average total deposits increased 4% for the quarter compared to the prior year period. This increase was driven by an increase of $134 million or 14% in average noninterest-bearing and interest-bearing checking accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposits of $56 million or 9% in the second quarter of 2012 compared to the second quarter of 2011. This decrease was primarily due to a decline in the rates offered on certificates as the Company continued to manage its net interest margin in a low rate environment but was partially offset by growth due to the CommerceFirst acquisition. Average balances of money market accounts remained level during the second quarter of 2012 compared to the second quarter of 2011.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Securities gains	$90	$32	$58	181.3%
Total other-than-temporary impairment ("OTTI") losses	(8)	(43)	35	(81.4)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	(8)	(43)	35	(81.4)
Service charges on deposit accounts	2,283	2,437	(154)	(6.3)
Mortgage banking activities	1,288	808	480	59.4
Wealth management income	4,034	4,023	11	0.3
Insurance agency commissions	934	953	(19)	(2.0)
Income from bank owned life insurance	660	654	6	0.9
Visa check fees	962	949	13	1.4
Other income	1,250	989	261	26.4
Total non-interest income	$11,493	$10,802	$691	6.4

Total non-interest income was $11.5 million for the second quarter of 2012 compared to $10.8 million in the second quarter of 2011. As shown in the table above, the primary driver of non-interest income for the second quarter of 2012 was an increase in income from mortgage banking activities due to higher loan origination volumes and higher average gains on sales, both due to increased refinancing activity during the quarter. In addition, other non-interest income increased 26% over the prior year quarter due mainly to higher fees from loan prepayments and other fees.

During the second quarter of 2012, wealth management income remained level with the prior year quarter. Trust services fees increased 12% compared to the prior year period due to an increase in assets under management and other one-time fees. Investment management fees in West Financial Services remained level for the quarter compared to the quarter ended June 30, 2011. Fees on sales of investment products and services decreased 16% for the quarter as assets under management declined during the second quarter of 2012.

Service charges on deposits decreased 6% for the quarter compared to the prior year period due primarily to a decline in overdraft fees.

Net OTTI losses recognized in earnings in the second quarter of 2012 were $8 thousand compared to $43 thousand for the prior year quarter. This was largely due to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was solely responsible for all OTTI charges during the first quarters of both 2012 and 2011. The Company recognized net securities gains, exclusive of net OTTI losses mentioned above, reflected in the preceding table, which resulted primarily from securities called during the quarter due to the current historically low interest rate environment.

All other segments of non-interest income remained essentially level with the prior year quarter as can be seen from the above table.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended June 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$15,927	$14,676	$1,251	8.5%
Occupancy expense of premises	2,943	2,790	153	5.5
Equipment expenses	1,255	1,128	127	11.3
Marketing	565	709	(144)	(20.3)
Outside data services	1,828	999	829	83.0
FDIC insurance	653	736	(83)	(11.3)
Amortization of intangible assets	466	462	4	0.9
Professional fees	2,156	1,088	1,068	98.2
Other real estate owned	351	726	(375)	(51.7)
Postage and delivery	2,714	2,524	190	7.5
Total non-interest expense	$28,858	$25,838	$3,020	11.7

Non-interest expenses increased 12% in the second quarter of 2012 compared to the second quarter of 2011. This growth in expenses was driven by increases in salary and benefits expenses, outside data services costs and professional fees as a result of the CommerceFirst acquisition. These increases were partially offset by a reduction in FDIC expenses compared to the prior year quarter.

Salaries and employee benefits increased in the second quarter of 2012 due primarily to higher compensation expenses as a result of merger expenses related to the CommerceFirst acquisition together with merit increases and higher commission compensation expenses related to organic growth in specific product offerings compared to the prior year. Average full-time equivalent employees remained relatively constant in the second quarter of 2012 compared to the second quarter of 2011 as reductions due to efficiency improvements were offset by employees added in the CommerceFirst acquisition. Outside data services increased in the second quarter of 2012 compared to the second quarter of 2011 due primarily to software and systems conversion expenses related to the Company’s merger with CommerceFirst Bank.

Occupancy expenses increased 6% for the second quarter of 2012 compared to the second quarter of 2011 due to higher rent expenses from new branch openings and five branches added as a result of the CommerceFirst acquisition. Equipment expenses increased 11% for the quarter over the prior year period due to higher software expenses. Marketing expenses decreased 20% for the quarter compared to the prior year quarter due to timing of such expenditures.

FDIC insurance expense decreased 11% in the second quarter of 2012 compared to the second quarter of 2011 due to improved financial ratios, which are used in the calculation of such expense, compared to the prior year period.

Professional fees increased in the second quarter of 2012 compared to the second quarter of 2011 due primarily to higher legal and consulting fees related to the CommerceFirst acquisition mentioned above and from loan workouts.

Other real estate owned expenses increased in the second quarter of 2012 compared to the second quarter of 2011 due to maintenance expenses on such properties and valuation adjustments incurred in the quarter.

Income Taxes

The Company had income tax expense of $3.7 million in both the second quarter of 2012 and 2011. The resulting effective rates were 34% for the second quarter of 2012 and 31% for the second quarter of 2011. The increase in the effective tax rate in the second quarter of 2012 compared to the second quarter of 2011 was due primarily to certain merger expenses incurred in the second quarter of 2012 that are not tax deductible.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio decreased in both the second quarter and first six months of 2012 compared to the respective prior year periods due primarily to an increase in net interest income. The GAAP efficiency ratio increased for the respective periods in 2012 compared to 2011 due to higher non-interest expenses resulting from merger expenses incurred due to the CommerceFirst acquisition.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
GAAP efficiency ratio:
Non-interest expenses	$28,858	$25,838	$55,541	$51,900

Net interest income plus non-interest income	$41,302	$38,956	$80,981	$76,958

GAAP Efficiency ratio	69.87%	66.33%	68.59%	67.44%

Non-GAAP efficiency ratio:
Non-interest expenses	$28,858	$25,838	$55,541	$51,900
Less non-GAAP adjustment:
Amortization of intangible assets	466	462	927	923
Merger expenses	2,198	-	2,572	-
Non-interest expenses - as adjusted	$26,194	$25,376	$52,042	$50,977

Net interest income plus non-interest income	$41,302	$38,956	$80,981	$76,958
Plus non-GAAP adjustment:
Tax-equivalent income	1,340	1,427	2,716	2,734
Less non-GAAP adjustments:
Securities gains	90	32	163	52
OTTI recognized in earnings	(8)	(43)	(72)	(84)
Net interest income plus non-interest income - as adjusted	$42,560	$40,394	$83,606	$79,724

Non-GAAP Efficiency ratio	61.54%	62.82%	62.25%	63.94%

FINANCIAL CONDITION

The Company's total assets were $3.9 billion at June 30, 2012, increasing $144 million compared to $3.7 billion at December 31, 2011. Interest-earning assets increased $132 million to $3.6 billion at June 30, 2012 compared to December 31, 2011. The increase in interest-earning assets was primarily due to the CommerceFirst acquisition in the second quarter of 2012 which added $172 million in interest-earning assets.

Analysis of Loans and Leases

A comparison of loan portfolio at the dates indicated is presented in the following table:

	June 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$472,426	19.1%	$448,662	20.0%	$23,764	5.3%
Residential construction	130,791	5.3	108,699	4.9	22,092	20.3
Commercial real estate:
Commercial owner occupied real estate	579,812	23.5	522,076	23.3	57,736	11.1
Commercial investor real estate	443,237	17.9	371,948	16.6	71,289	19.2
Commercial acquisition, development and construction	151,620	6.1	160,946	7.2	(9,326)	(5.8)
Commercial Business	334,040	13.5	260,327	11.6	73,713	28.3
Leases	5,618	0.2	6,954	0.3	(1,336)	(19.2)
Consumer	357,534	14.4	360,080	16.1	(2,546)	(0.7)
Total loans and leases	$2,475,078	100.0%	$2,239,692	100.0%	$235,386	10.5

Total loans and leases, excluding loans held for sale, increased $235.4 million or 11% during the first six months of 2012 compared to December 31, 2011. Excluding the loans acquired through the CommerceFirst transaction, total loans and leases increased $69.7 million or 3%. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected an 8% increase at June 30, 2012 compared to December 31, 2011. Permanent residential mortgages, most of which are 1-4 family, increased 5% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 20% at June 30, 2012 compared to the balance at December 31, 2011 due to increased construction activity as a result of an improving regional economy and mild weather conditions.

The commercial loan portfolio increased by $192.1 million to $1.5 billion at June 30, 2012 compared to the prior year end largely due to the CommerceFirst acquisition. Excluding the commercial loans added through the CommerceFirst acquisition, the commercial loan portfolio increased $26.4 million or 2%. The increase in commercial loans compared to the prior year end was due primarily to a 28% increase in commercial business loans and a 19% increase in commercial investor real estate loans, while commercial owner occupied real estate loans reflected a more limited increase of 11% at June 30, 2012 compared to December 31, 2011. Commercial ADC loans decreased 6% at June 30, 2012 compared to December 31, 2011. Excluding the effect of the CommerceFirst acquisition, these trends in the commercial loan portfolio are reflective of the current uneven economic recovery and the intense competition for quality loans in the region in which the Company operates.

The consumer loan portfolio decreased 1% at June 30, 2012 compared to December 31, 2011. Equity lines of credit increased 1% during the first six months of 2012. This increase was offset by declines in all other segments of the consumer portfolio due to weak consumer demand due to the state of the regional and national economy.

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 14% to $1.0 billion at June 30, 2012, from $1.2 billion at December 31, 2011. This decrease was due primarily to sales and calls of securities during the first six months of 2012 to fund both the increase in the loan portfolio and the ComerceFirst acquisition.

Analysis of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	June 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$121,620	12.1%	$200,252	17.2%	$(78,632)	(39.3)%
State and municipal	171,706	17.1	173,111	14.9	(1,405)	(0.8)
Mortgage-backed	509,534	50.6	570,144	48.9	(60,610)	(10.6)
Corporate debt	1,995	0.2	1,978	0.2	17	0.9
Trust preferred	3,303	0.3	5,716	0.5	(2,413)	(42.2)
Marketable equity securities	723	-	100	-	623	-
Total available-for-sale	808,881	80.3	951,301	81.7	(142,420)	(15.0)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	37,576	3.8	54,983	4.7	(17,407)	(31.7)
State and municipal	126,904	12.6	123,075	10.6	3,829	3.1
Mortgage-backed	366	-	407	-	(41)	(10.1)
Other equity securities	33,016	3.3	34,933	3.0	(1,917)	(5.5)
Total held-to-maturity and other equity	197,862	19.7	213,398	18.3	(15,536)	(7.3)
Total securities	$1,006,743	100.0%	$1,164,699	100.0%	$(157,956)	(13.6)

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.5 years at June 30, 2012 and 3.1 years at December 31, 2011. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity should loan demand increase. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At June 30, 2012, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $2.2 million, with a fair value of $1.8 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had incurred credit-related OTTI of $8 thousand, which was recognized in earnings for the three months ended June 30, 2012. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through June 30, 2012. Non-credit related OTTI on this security, which is not expected to be sold and that the Company has the ability to hold until maturity, was $0.4 million at June 30, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at June 30, 2012.

Other Earning Assets

Residential mortgage loans held for sale increased $0.5 million to $25.8 million as of June 30, 2012 from $25.3 million as of December 31, 2011. This increase was due to higher loan volumes due to the current low interest rate environment which has led to increased refinancing activity. The aggregate of federal funds sold and interest-bearing deposits with banks increased $54.4 million to $76.8 million at June 30, 2012. This increase was due to liquidity provided by called securities in the investment portfolio and reduced balances at December 31, 2011 due to loan originations that occurred late in the fourth quarter of 2011.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	June 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$763,566	26.8%	$650,377	24.5%	$113,189	17.4%
Interest-bearing deposits:
Demand	383,036	13.4	367,682	13.8	15,354	4.2
Money market savings	885,655	31.0	858,732	32.3	26,923	3.1
Regular savings	216,246	7.6	195,408	7.4	20,838	10.7
Time deposits of less than $100,000	361,115	12.7	316,058	11.9	45,057	14.3
Time deposits of $100,000 or more	242,437	8.5	268,263	10.1	(25,826)	(9.6)
Total interest-bearing deposits	2,088,489	73.2	2,006,143	75.5	82,346	4.1
Total deposits	$2,852,055	100.0%	$2,656,520	100.0%	$195,535	7.4

Deposits and Borrowings

Total deposits increased $195.5 million or 7% at June 30, 2012 compared to December 31, 2011. This growth in deposits was driven primarily by deposits added from the CommerceFirst acquisition. Excluding the deposits added through the CommerceFirst acquisition, total deposits increased $55.3 million or 2%. Noninterest-bearing and interest-bearing checking accounts increased 13% while regular savings accounts increased 11%. Money market accounts increased 3% compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit increased 3% compared to the prior year end, primarily as a result of the CommerceFirst acquisition. Excluding the certificates added from the CommerceFirst acquisition, certificates decreased 10% as the Company managed its deposit mix to improve its net interest margin. Total borrowings decreased 14% at June 30, 2012 compared to December 31, 2011. This decrease was due primarily to the reduction of $79.0 million in short-term borrowings from the Federal Home Loan Bank of Atlanta which were utilized primarily to temporarily fund, at very low interest rates, an increase in loans late in the fourth quarter of 2011.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first six months of 2012, total stockholders' equity increased $25.4 million to $471.5 million at June 30, 2012, from $446.1 million at December 31, 2011. This increase was due primarily to stock issued in conjunction with the CommerceFirst acquisition and net income during the period. The ratio of average equity to average assets was 12.33% at June 30, 2012, as compared to 11.63% at June 30, 2011.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2012	December 31, 2011	Requirements
Total Capital to risk-weighted assets	15.36%	15.83%	8.00%

Tier 1 Capital to risk-weighted assets	14.12%	14.57%	4.00%

Tier 1 Leverage	11.21%	10.84%	3.00%

Tier 1 capital of $406.3 million and total qualifying capital of $442.4 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of June 30, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands)	June 30, 2012	December 31, 2011
Tangible common equity ratio:
Total stockholders' equity	$471,464	$446,109
Accumulated other comprehensive income	(14,577)	(13,248)
Goodwill	(81,892)	(76,816)
Other intangible assets, net	(4,017)	(4,734)
Tangible common equity	$370,978	$351,311

Total assets	$3,855,177	$3,711,370
Goodwill	(81,892)	(76,816)
Other intangible assets, net	(4,017)	(4,734)
Tangible assets	$3,769,268	$3,629,820

Tangible common equity ratio	9.84%	9.68%

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

Current economic data has shown that while the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased $14.7 million or 19% at June 30, 2012 compared to the balance at December 31, 2011. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision decreased in the second quarter of 2012 compared to the prior year period. The provision for loan and lease losses also declined for the full year 2011 compared to 2010 and that trend has continued. These declines have been the result of the decline in historical charge-offs which is a principal component in the application of the Company’s allowance methodology.

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

Allowance for Loan and Lease Losses

During 2012, there were no changes in the Company’s systematic methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers. There was no unallocated allowance at June 30, 2012 or December 31, 2011, when measured against the total allowance.

At June 30, 2012, total non-performing loans and leases were $64.5 million, or 2.60% of total loans and leases, compared to $79.1 million, or 3.53% of total loans and leases, at December 31, 2011. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The lower amount of problem credits relative to the total credit portfolio combined with the reduction in the allowance results in a decline in the ratio of the allowance to problem credits. The allowance represented 70% of non-performing loans and leases at June 30, 2012 and 62% at December 31, 2011. Continued analysis of the actual loss history on the problem credits in 2011 and 2012 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $57.6 million, with specific allowances of $4.9 million against those loans at June 30, 2012, as compared to $67.6 million with allowances of $7.8 million, at December 31, 2011.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 74% of total loans and leases at both June 30, 2012 compared to 75% at December 31, 2011. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2012	December 31, 2011
Analysis of Allowance for Loan Losses:
Balance, January 1	$49,426	$62,135
Provision (credit) for loan and lease losses	2,249	1,428
Charge-offs:
Commercial business	(354)	(2,565)
Commercial real estate:
Commercial acquisition, development and construction	(1,076)	(1,780)
Commercial investor real estate	(3,457)	(868)
Commercial owner occupied real estate	(493)	(487)
Leasing	(6)	(1,072)
Consumer	(697)	(2,740)
Residential real estate:
Residential mortgage	(1,193)	(5,178)
Residential construction	(67)	(1,815)
Total charge-offs	(7,343)	(16,505)
Recoveries:
Commercial business	578	674
Commercial real estate:
Commercial acquisition, development and construction	59	1,238
Commercial investor real estate	98	3
Commercial owner occupied real estate	9	-
Leasing	4	18
Consumer	121	209
Residential real estate:
Residential mortgage	60	221
Residential construction	4	5
Total recoveries	933	2,368
Net charge-offs	(6,410)	(14,137)
Balance at end of period	$45,265	$49,426

Allowance for loan losses to loans	1.83%	2.21%
Annualized net charge-offs to average loans and leases	0.56%	0.66%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$70	$-
Commercial real estate:
Commercial AD&C	342	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	-
Leasing	96	2
Consumer	5	165
Residential real estate:
Residential mortgage	91	167
Residential construction	-	243
Total loans and leases 90 days past due	604	577

Non-accrual loans and leases:
Commercial business	4,583	7,226
Commercial real estate:
Commercial AD&C	13,055	18,702
Commercial investor real estate	13,327	16,963
Commercial owner occupied real estate	15,146	14,709
Leasing	872	853
Consumer	1,651	1,786
Residential real estate:
Residential mortgage	2,600	5,722
Residential construction	4,333	5,719
Total non-accrual loans and lease	55,567	71,680
Total restructured loans - accruing	8,285	6,881
Total non-performing loans and leases	64,456	79,138
Other assets and real estate owned (OREO)	9,553	4,431
Total non-performing assets	$74,009	$83,569

Non-performing loans to total loans	2.60%	3.53%
Non-performing assets to total assets	1.92%	2.25%
Allowance for loan losses to non-performing loans	70.23%	62.46%

The most significant fair value adjustment in the purchase accounting for the CommerceFirst acquisition was to loans. As of May 31, 2012, certain of the loans acquired from Commerce First had evidence of credit deterioration since origination, and it was probable that the Company would not collect all contractually required principal and interest payments. Such loans identified at the time of acquisition are accounted for under GAAP which requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan and lease losses.

Loans with credit deterioration since origination were written down to an amount estimated to be collectible as the Company expects to fully collect the new carrying values of such loans (that is, the new cost basis arising out of the Company’s purchase accounting).

As a result of the acquisition of CommerceFirst’s loan portfolio, certain credit-related ratios of the Company, including, for example, the growth rate in non-performing assets since December 31, 2011, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
June 30, 2012	0.04%		1.45%		1.93%		0.97%		N/A		N/A		N/A		N/A
December 31, 2011	(4.09)%		(1.66)%		(0.06)%		0.11%		N/A		N/A		N/A		N/A

As shown above, measures of net interest income at risk improved from December 31, 2011 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The primary contributor to the improved risk position with respect to net interest income was the longer duration in borrowings caused by the payoff of $80 million in overnight borrowings early in the second quarter of 2012. Loans acquired in the CommerceFirst acquisition resulted in an increase in the loan portfolio which has a shorter duration as compared to the longer duration of the investment portfolio. This more than offset the longer duration in the loan and investment portfolios at December 31, 2011.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
June 30, 2012	(5.90)%		(2.10)%		0.58%		1.36%		N/A		N/A		N/A		N/A
December 31, 2011	(7.25)%		(5.16)%		(1.26)%		0.99%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (“EVE”) at risk improved compared to year-end 2011 in all rising interest rate shock levels. The positive impact on EVE is caused by lower long-term market rates which create higher market values in the investment portfolio thus offsetting the longer durations on investments and loans. In addition, the market value of noninterest-bearing checking accounts also increased due to the deposits added from the CommerceFirst acquisition.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2012. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 73% of total interest-earning assets at June 30, 2012. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2012, show short-term investments exceeding short-term borrowings by $30.7 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.1 billion, of which $602.5 million was available for borrowing based on pledged collateral, with $405.2 million borrowed against it as of June 30, 2012. The line of credit at the Federal Reserve totaled $373.9 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2012. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55.0 million at June 30, 2012, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20.0 million as of June 30, 2012. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2012.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2012, the Bank could have declared a dividend of $47.9 million to Bancorp. At June 30, 2012, Bancorp had liquid assets of $9.4 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial	$151,373	$79,567
Real estate-development and construction	61,961	76,940
Real estate-residential mortgage	44,308	20,922
Lines of credit, principally home equity and business lines	662,285	621,422
Standby letters of credit	55,164	73,913
Total Commitments to extend credit and available credit lines	$975,091	$872,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. For the year ended December 31, 2011, the Company repurchased 23,592 shares of common stock. There were no repurchase transactions executed during the quarter ended June 30, 2012.

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

Date: August 9, 2012

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 9, 2012

