Form 10-Q
period 2012-09-30
SANDY SPRING BANCORP INC
filed 2012-11-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

The number of outstanding shares of common stock outstanding as of November 7, 2012.

Common stock, $1.00 par value – 24,901,096 shares

SANDY SPRING BANCORP, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Condition - Unaudited at
	September 30, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
	Ended September 30, 2012 and 2011	5

	Condensed Consolidated Statements of Comprehensive Income – Unaudited for
	the Nine Months Ended September 30, 2012 and 2011	6

	Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
	Months Ended September 30, 2012 and 2011	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
	Nine Months Ended September 30, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	63

ITEM 4.	CONTROLS AND PROCEDURES	63

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	63

ITEM 1A.	RISK FACTORS	63

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	63

ITEM 4.	MINE SAFETY DISCLOSURES	63

ITEM 5.	OTHER INFORMATION	63

ITEM 6.	EXHIBITS	63

SIGNATURES		64

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

Part I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION – UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash and due from banks	$48,744	$49,832
Federal funds sold	466	1,006
Interest-bearing deposits with banks	30,057	21,476
Cash and cash equivalents	79,267	72,314
Residential mortgage loans held for sale (at fair value)	39,884	25,341
Investments available-for-sale (at fair value)	834,665	951,301
Investments held-to-maturity -- fair value of $213,235 and $184,167 at September 30, 2012
and December 31, 2011, respectively	206,613	178,465
Other equity securities	33,640	34,933
Total loans and leases	2,468,985	2,239,692
Less: allowance for loan and lease losses	(42,618)	(49,426)
Net loans and leases	2,426,367	2,190,266
Premises and equipment, net	48,784	48,483
Other real estate owned	9,291	4,431
Accrued interest receivable	12,813	12,898
Goodwill	81,892	76,816
Other intangible assets, net	3,641	4,734
Other assets	110,570	111,388
Total assets	$3,887,427	$3,711,370

Liabilities
Noninterest-bearing deposits	$818,674	$650,377
Interest-bearing deposits	2,061,588	2,006,143
Total deposits	2,880,262	2,656,520
Securities sold under retail repurchase agreements and federal funds purchased	58,306	143,613
Advances from FHLB	405,146	405,408
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	26,903	24,720
Total liabilities	3,405,617	3,265,261

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and
outstanding 24,896,136 and 24,091,042 at September 30, 2012 and December 31, respectively	24,896	24,091
Additional paid in capital	191,237	177,828
Retained earnings	249,244	230,942
Accumulated other comprehensive income	16,433	13,248
Total stockholders' equity	481,810	446,109
Total liabilities and stockholders' equity	$3,887,427	$3,711,370

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$30,697	$26,791	$86,164	$80,597
Interest on loans held for sale	248	142	587	388
Interest on deposits with banks	38	23	83	62
Interest and dividends on investment securities:
Taxable	4,204	5,693	13,809	16,782
Exempt from federal income taxes	2,308	2,355	7,024	6,932
Interest on federal funds sold	—	—	1	1
Total interest income	37,495	35,004	107,668	104,762
Interest Expense:
Interest on deposits	1,823	2,773	5,707	8,673
Interest on retail repurchase agreements and federal funds purchased	46	49	158	155
Interest on advances from FHLB	3,599	3,628	10,772	10,769
Interest on subordinated debt	242	224	732	671
Total interest expense	5,710	6,674	17,369	20,268
Net interest income	31,785	28,330	90,299	84,494
Provision (credit) for loan and lease losses	232	(3,520)	2,481	(854)
Net interest income after provision (credit) for loan and lease losses	31,553	31,850	87,818	85,348
Non-interest Income:
Investment securities gains	296	231	459	283
Total other-than-temporary impairment ("OTTI") losses	(23)	(76)	(95)	(178)
Portion of OTTI losses recognized in other comprehensive income, before taxes	—	—	—	18
Net OTTI recognized in earnings	(23)	(76)	(95)	(160)
Service charges on deposit accounts	2,230	2,444	6,713	7,133
Mortgage banking activities	1,981	1,141	4,294	2,404
Wealth management income	3,858	3,937	11,949	11,605
Insurance agency commissions	1,020	1,044	3,156	3,177
Income from bank owned life insurance	660	662	1,954	1,962
Visa check fees	984	927	2,844	2,710
Other income	1,236	1,026	3,435	3,016
Total non-interest income	12,242	11,336	34,709	32,130
Non-interest Expenses:
Salaries and employee benefits	15,476	14,892	47,104	44,192
Occupancy expense of premises	3,106	2,784	8,895	8,717
Equipment expenses	1,237	1,143	3,682	3,413
Marketing	764	468	1,824	1,662
Outside data services	1,076	1,073	4,183	3,067
FDIC insurance	667	709	1,972	2,489
Amortization of intangible assets	476	461	1,403	1,384
Other expenses	4,365	4,318	13,645	12,824
Total non-interest expenses	27,167	25,848	82,708	77,748
Income before income taxes	16,628	17,338	39,819	39,730
Income tax expense	5,638	6,081	13,146	12,886
Net income	$10,990	$11,257	$26,673	$26,844
Net Income Per Share Amounts:
Basic net income per share	$0.44	$0.47	$1.09	$1.11
Diluted net income per share	$0.44	$0.47	$1.09	$1.11
Dividends declared per share	$0.12	$0.08	$0.34	$0.24

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of OTHER COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$10,990	$11,257	$26,673	$26,844
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	2,594	12,221	3,943	25,054
Related income tax expense	(1,035)	(4,875)	(1,573)	(9,992)
Net investment gains reclassified into earnings	296	231	459	283
Related income tax expense	(118)	(92)	(183)	(113)
Net effect on other comprehensive income (loss) for the period	1,737	7,485	2,646	15,232

Defined benefit pension plan:
Recognition of unrealized gain	197	297	896	890
Related income tax expense	(78)	(119)	(357)	(355)
Net effect on other comprehensive income for the period	119	178	539	535
Total other comprehensive income (loss)	1,856	7,663	3,185	15,767
Comprehensive income	$12,846	$18,920	$29,858	$42,611

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011

Operating activities:
Net income	$26,673	$26,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,844	5,566
Net OTTI recognized in earnings	95	160
Provision (credit) for loan and lease losses	2,481	(854)
Share based compensation expense	1,132	942
Deferred income tax expense	2,315	5,369
Origination of loans held for sale	(221,288)	(155,965)
Proceeds from sales of loans held for sale	210,085	157,774
Gains on sales of loans held for sale	(3,340)	(2,188)
Loss on sales of other real estate owned	861	1,453
Investment securities gains	(459)	(283)
(Gains) losses on sales of premises and equipment	(93)	18
Net increase in accrued interest receivable	85	188
Net (increase) decrease in other assets	(1,681)	10,080
Net increase in accrued expenses and other liabilities	2,505	3,864
Other – net	7,315	5,656
Net cash provided by operating activities	32,530	58,624
Investing activities:
Purchases of other equity securities	(2,956)	—
Purchases of investments held-to-maturity	(132,097)	(121,767)
Purchases of investments available-for-sale	(198,123)	(300,627)
Proceeds from redemption of Federal Home Loan Bank of Atlanta stock	4,174	1,485
Proceeds from sales of investment available-for-sale	28,519	—
Proceeds from maturities, calls and principal payments of investments held-to-maturity	103,789	34,042
Proceeds from maturities, calls and principal payments of investments available-for-sale	286,607	277,035
Net increase in loans and leases	(74,008)	(6,492)
Proceeds from the sales of other real estate owned	3,102	5,338
Acquisition of business activity, net of cash acquired	(849)	—
Expenditures for premises and equipment	(3,675)	(3,087)
Net cash used in investing activities	14,483	(114,073)
Financing activities:
Net increase in deposits	53,821	90,452
Net decrease in retail repurchase agreements and federal funds purchased	(85,307)	(16,714)
Repayment of advances from FHLB	(40,262)	(262)
Proceeds from FHLB advances	40,000	—
Proceeds from issuance of common stock	(21)	205
Repurchase of common stock	—	(334)
Redemption of stock warrant	—	(4,449)
Tax benefits associated with shared based compensation	80	76
Dividends paid	(8,371)	(5,829)
Net cash provided by financing activities	(40,060)	63,145
Net increase in cash and cash equivalents	6,953	7,696
Cash and cash equivalents at beginning of period	72,314	63,117
Cash and cash equivalents at end of period	$79,267	$70,813
Supplemental Disclosures:
Interest payments	$17,319	$20,288
Income tax payments	8,326	6,140
Transfers from loans to other real estate owned	4,410	5,761

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

					Accumulated
			Additional		Other	Total
	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2012	$24,091	$—	$177,828	$230,942	$13,248	$446,109
Net income	—	—	—	26,673	—	26,673
Other comprehensive income, net of tax	—	—	—	—	3,185	3,185
Common stock dividends - $0.34 per share	—	—	—	(8,371)	—	(8,371)
Stock compensation expense	—	—	1,132	—	—	1,132
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	732	—	12,291	—	—	13,023
Stock option plan - 1,217 shares	1	—	14	—	—	15
Employee stock purchase plan - 24,295 shares	24	—	348	—	—	372
Director stock purchase plan - 1,083 shares	1	—	18	—	—	19
Restricted stock - 46,445 shares	47	—	(394)	—	—	(347)
Balances at September 30, 2012	$24,896	$—	$191,237	$249,244	$16,433	$481,810

Balances at January 1, 2011	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Net income	—	—	—	26,844	—	26,844
Other comprehensive income, net of tax:	—	—	—	—	15,767	15,767
Common stock dividends - $0.24 per share	—	—	—	(5,829)	—	(5,829)
Stock compensation expense	—	—	942	—	—	942
Stock warrant redemption	—	(3,699)	(750)	—	—	(4,449)
Common stock issued pursuant to:
Stock option plan - 1,765 shares	2	—	19	—	—	21
Employee stock purchase plan - 24,121 shares	24	—	352	—	—	376
Director stock purchase plan - 1,833 shares	2	—	30	—	—	32
Restricted stock - 28,450 shares	28	—	(176)	—	—	(148)
Purchase of treasury shares - 23,592 shares	(24)	—	(310)	—	—	(334)
Balances at September 30, 2011	$24,079	$—	$177,451	$226,114	$13,147	$440,791

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans are evaluated for evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value. Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments. The historical allowance for loan and lease losses related to the purchased loans is not carried over to the Company. The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through a charge to the provision for loan losses. Increases in the present value of expected cash flows after the purchase date are recognized as an adjustment to the accretable yield. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

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

The consideration transferred for CommerceFirst’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Purchase Price:
Value of common share issued	$13,023
Cash	12,381
Total purchase price	25,404
Identifiable assets:
Cash and due from banks	11,532
Investments	502
Loans and leases	168,984
Other Real Estate Owned	4,232
Intangible assets	210
Other assets	5,432
Total identifiable assets	190,892

Liabilities:
Deposits	169,921
Other Liabilities	643
Total liabilities	170,564

Net goodwill resulting from acquisition	$5,076

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

Loans Acquired
with Evidence of
Deteriorated
(In thousands)	Credit Quality
Contractually required principal and interest at acquisition	$11,356
Contractual cash flows not expected to be collected	(4,427)
Expected cash flows at acquisition	6,929
Interest component of expected cash flows	(850)
Basis in acquired loans at acquisition - estimated fair value	$6,079

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

Merger related expenses associated with the acquisition related to personnel and integrating and conforming the acquired operations with and into the Company. These expenses consisted of professional services, conversion and integration of operations, termination of existing contractual arrangements and cost to provide an introduction of the Company to its new customers. A summary of merger related expenses included in the indicated captions in the condensed consolidated statements of income for the nine months ended September 30, 2012 is presented below:

For the Nine M onths
Ended
(In thousands)	September 30, 2012
Salaries and employee benefits	$798
Outside data services	1,045
Other non-interest expenses:
Professional fees (legal, consulting, etc.)	732
M iscellaneous expenses	133
Total merger expenses	$2,708

Pro Forma Condensed Combined Financial Information

If the acquisition of CommerceFirst had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $129.8 million and $125.1 million for the nine months ended September 30, 2012 and 2011, respectively. Net income would have been approximately $27.2 million and $28.2 million for the same periods. The pro forma information does not provide for the impact of potential business model revisions nor does it consider any potential impacts of current market conditions on revenue, expense efficiencies or other factors.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At September 30, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$133,254	$1,385	$—	$134,639	$197,816	$2,436	$—	$200,252
State and municipal	160,736	14,373	—	175,109	160,657	12,456	(2)	173,111
M ortgage-backed	498,560	22,278	(64)	520,774	551,518	18,639	(13)	570,144
Corporate debt	2,000	—	(8)	1,992	2,000	—	(22)	1,978
Trust preferred	1,716	—	(288)	1,428	5,936	260	(480)	5,716
Total debt securities	796,266	38,036	(360)	833,942	917,927	33,791	(517)	951,201
M arketable equity securities	723	—	—	723	100	—	—	100
Total investments available-for-sale	$796,989	$38,036	$(360)	$834,665	$918,027	$33,791	$(517)	$951,301

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2012 are the result of changes in interest rates and are not considered credit related. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at September 30, 2012 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($208.3 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($312.5 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At September 30, 2012, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $1.7 million, with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.36%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.6% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related other-than-temporary impairment (“OTTI”) of $23 thousand, which was recognized in earnings for the quarter ended September 30, 2012. For the nine months ended September 30, 2012 the OTTI recognized in earnings was $95 thousand. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at September 30, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2012.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through January 1, 2012	$422
Additions for credit losses not previously recognized	95
Cumulative credit losses on investment securities, through September 30, 2012	$517

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At September 30, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
Mortgage-backed	4	$19,806	$64	$—	$64
Corporate debt	1	1,992	8	—	8
Trust preferred	1	1,428	—	288	288
Total	6	$23,226	$72	$$288	$360

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	M ore than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses

State and municipal	1	$397	$2	$—	$2
Mortgage-backed	3	5,081	13	—	13
Corporate debt	1	3,326	22	—	22
Trust preferred	1	2,467	—	480	480
Total	6	$11,271	$37	$480	$517

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

	At September 30, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$10,275	$10,406	$65,569	$65,972
Due after one year through five years	32,700	33,600	62,993	64,656
Due after five years through ten years	368,273	385,574	342,813	354,238
Due after ten years	385,018	404,362	446,552	466,335
Total debt securities available for sale	$796,266	$833,942	$917,927	$951,201

At September 30, 2012 and December 31, 2011, investments available-for-sale with a book value of $202.8 million and $255.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2012 and December 31, 2011.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At September 30, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$59,500	$211	$—	$59,711	$54,983	$406	$—	$55,389
State and municipal	146,769	6,426	(60)	153,135	123,075	5,244	(1)	128,318
M ortgage-backed	344	45	—	389	407	53	—	460
Total investments held-to-maturity	$206,613	$6,682	$(60)	$213,235	$178,465	$5,703	$(1)	$184,167

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At September 30, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	9	$9,913	$60	$—	$60
Total	9	$9,913	$60	$—	$60

	At December 31, 2011
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 monhs	12 months	Losses
State and municipal	1	$541	$1	$—	$1
Total	1	$541	$1	$—	$1

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

	At September 30, 2012		At December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$10,433	$10,635	$18,860	$19,203
Due after one year through five years	5,026	5,122	6,937	7,144
Due after five years through ten years	105,709	108,745	98,428	101,008
Due after ten years	85,445	88,733	54,240	56,812
Total debt securities held-to-maturity	$206,613	$213,235	$178,465	$184,167

At September 30, 2012 and December 31, 2011, investments held-to-maturity with a book value of $150.6 million and $58.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2012 and December 31, 2011.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

In thousands)	September 30, 2012	December 31, 2011
Federal Reserve Bank stock	$8,269	$7,530
Federal Home Loan Bank of Atlanta stock	25,371	27,328
Other equities	—	75
Total equity securities	$33,640	$34,933

Note 4 – Loans and Leases

Outstanding loan balances at September 30, 2012 and December 31, 2011 are net of unearned income including net deferred loan costs of $2.4 million and $2.0 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2012	December 31, 2011
Residential real estate:
Residential mortgage	$499,806	$448,662
Residential construction	128,606	108,699
Commercial real estate:
Commercial owner occupied real estate	579,711	522,076
Commercial investor real estate	447,536	371,948
Commercial acquisition, development and construction	133,007	160,946
Commercial Business	322,087	260,327
Leases	4,233	6,954
Consumer	353,999	360,080
Total loans and leases	$2,468,985	$2,239,692

Note 5 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Balance at beginning of year	$49,426	$62,135
Provision for loan and lease losses	2,481	(854)
Loan and lease charge-offs	(11,456)	(12,612)
Loan and lease recoveries	2,167	1,051
Net charge-offs	(9,289)	(11,561)
Balance at period end	$42,618	$49,720

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(1,234)	1,143	4,334	826	(387)	(142)	(546)	(1,513)	2,481
Charge-offs	(995)	(3,257)	(3,581)	(1,146)	(8)	(866)	(1,536)	(67)	(11,456)
Recoveries	1,445	257	98	9	23	179	150	6	2,167
Net charge-offs	450	(3,000)	(3,483)	(1,137)	15	(687)	(1,386)	(61)	(9,289)
Balance at end of period	$5,943	$4,807	$9,099	$7,018	$423	$4,044	$8,651	$2,633	$42,618
Total loans and leases	$322,087	$133,007	$447,536	$579,711	$4,233	$353,999	$499,806	$128,606	$2,468,985
Allowance for loans and leases to total loans and leases ratio	1.85%	3.61%	2.03%	1.21%	9.99%	1.14%	1.73%	2.05%	1.73%
Balance of loans specifically evaluated for impairment	$8,420	$8,957	$12,345	$15,258	na.	$32	$4,660	$731	$50,403
Allowance for loans specifically evaluated for impairment	$2,123	$—	$112	$620	na.	na.	$734	$157	$3,746
S pecific allowance to specific loans ratio	25.21%	0.00%	0.91%	4.06%	na.	na.	15.75%	21.48%	7.43%
Balance of loans collectively evaluated	$313,667	$124,050	$435,191	$564,453	$4,233	$353,967	$495,146	$127,875	$2,418,582
Allowance for loans collectively evaluated	$3,820	$4,807	$8,987	$6,398	$423	$4,044	$7,917	$2,476	$38,872
Collective allowance to collective loans ratio	1.22%	3.88%	2.07%	1.13%	9.99%	1.14%	1.60%	1.94%	1.61%

	For the Year Ended December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(4,252)	(11,035)	4,320	(361)	1,182	3,173	5,144	3,257	1,428
Charge-offs	(2,565)	(1,780)	(868)	(487)	(1,072)	(2,740)	(5,178)	(1,815)	(16,505)
Recoveries	674	1,238	3	—	18	209	221	5	2,368
Net charge-offs	(1,891)	(542)	(865)	(487)	(1,054)	(2,531)	(4,957)	(1,810)	(14,137)
Balance at end of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692
Allowance for loans and leases to total loans and leases ratio	2.58%	4.14%	2.22%	1.40%	11.43%	1.35%	2.36%	3.87%	2.21%
Balance of loans specifically evaluated for impairment	$9,092	$18,701	$16,964	$15,416	na.	$35	$5,108	$2,259	$67,575
Allowance for loans specifically evaluated for impairment	$1,037	$7	$3,380	$1,772	na.	na.	$769	$826	$7,791
Specific allowance to specific loans ratio	11.41%	0.04%	19.92%	11.49%	na.	na.	15.05%	36.56%	11.53%
Balance of loans collectively evaluated	$251,235	$142,245	$354,984	$506,660	$6,954	$360,045	$443,554	$106,440	$2,172,117
Allowance for loans collectively evaluated	$5,690	$6,657	$4,868	$5,557	$795	$4,873	$9,814	$3,381	$41,635
Collective allowance to collective loans ratio	2.26%	4.68%	1.37%	1.10%	11.43%	1.35%	2.21%	3.18%	1.92%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

	September 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$15,833	$36,742

Impaired loans without a valuation allowance	34,570	30,833
Total impaired loans	$50,403	$67,575
Allowance for loan and lease losses related to impaired loans	$3,746	$7,791

Allowance for loan and lease losses related to loans collectively evaluated	38,872	41,635
Total allowance for loan and lease losses	$42,618	$49,426

Average impaired loans for the period	$59,353	$68,377

Contractual interest income due on impaired loans during the period	$3,168	$4,973

Interest income on impaired loans recognized on a cash basis	$927	$1,523

Interest income on impaired loans recognized on an accrual basis	$403	$325

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

		At September 30, 2012 Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,226	$—	$180	$4,254	$—	$6,660
Restructured accruing	2,591	—	—	1,315	3,441	7,347
Restructured non-accruing	221	—	176	1,054	375	1,826
Balance	$5,038	$—	$356	$6,623	$3,816	$15,833
Allowance	$2,123	$—	$112	$620	$891	$3,746
Impaired loans without a specific allowance
Non-accruing	$1,616	$3,950	$11,007	$6,282	$—	$22,855
Restructured accruing	910	—	—	200	820	1,930
Restructured non-accruing	856	5,007	982	2,153	787	9,785
Balance	$3,382	$8,957	$11,989	$8,635	$1,607	$34,570
Total impaired loans
Non-accruing	$3,842	$3,950	$11,187	$10,536	$—	$29,515
Restructured accruing	3,501	—	—	1,515	4,261	9,277
Restructured non-accruing	1,077	5,007	1,158	3,207	1,162	11,611
Balance	$8,420	$8,957	$12,345	$15,258	$5,423	$50,403
Unpaid principal balance in total impaired loans	$12,066	$22,803	$16,321	$18,075	$—	$69,265

	For the Nine Months Ended September 30, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,578	$13,754	$14,336	$16,419	$6,265	$59,353
Contractual interest income due on impaired loans during the period	$266	$936	$931	$996	$39
Interest income on impaired loans recognized on a cash basis	$109	$268	$162	$366	$22
Interest income on impaired loans recognized on an accrual basis	$154	$—	$—	$77	$172

	At December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,110	$—	$13,812	$4,091	$1,093	$20,106
Restructured accruing	1,346	—	—	707	3,475	5,528
Restructured non-accruing	307	6,504	628	3,282	387	11,108
Balance	$2,763	$6,504	$14,440	$8,080	$4,955	$36,742
Allowance	$1,037	$7	$3,380	$1,772	$1,595	$7,791
Impaired loans without a specific allowance
Non-accruing	$3,416	$7,798	$1,883	$6,464	$800	$20,361
Restructured accruing	520	—	—	—	833	1,353
Restructured non-accruing	2,393	4,399	641	872	814	9,119
Balance	$6,329	$12,197	$2,524	$7,336	$2,447	$30,833
Total impaired loans
Non-accruing	$4,526	$7,798	$15,695	$10,555	$1,893	$40,467
Restructured accruing	1,866	—	—	707	4,308	6,881
Restructured non-accruing	2,700	10,903	1,269	4,154	1,201	20,227
Balance	$9,092	$18,701	$16,964	$15,416	$7,402	$67,575
Unpaid principal balance in total impaired loans	$11,303	$37,442	$17,389	$16,466	$—	$82,600

	For the Year Ended December 31, 2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,800	$27,005	$11,409	$13,942	$6,221	$68,377
Contractual interest income due on impaired loans during the period	$583	$1,743	$830	$800	$1,017
Interest income on impaired loans recognized on a cash basis	$267	$487	$93	$471	$205
Interest income on impaired loans recognized on an accrual basis	$114	$—	$—	$45	$166

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performings:
Non-accrual loans and leases	$4,919	$8,957	$12,345	$13,742	$834	$1,607	$3,644	$3,236	$49,284
Loans and leases 90 days past due	44	—	—	—	127	18	116	—	305
Restructured loans and leases	3,501	—	—	1,515	—	32	4,229	—	9,277
Total non-performing loans and leases	8,464	8,957	12,345	15,257	961	1,657	7,989	3,236	58,866
Other real estate owned	1,829	—	462	4,569	—	—	1,551	880	9,291
Total non-performing assets	$10,293	$8,957	$12,807	$19,826	$961	$1,657	$9,540	$4,116	$68,157

	September 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,226	$18,702	$16,963	$14,709	$853	$1,786	$5,722	$5,719	$71,680
Loans and leases 90 days past due	—	—	—	—	2	165	167	243	577
Restructured loans and leases	1,866	—	—	707	—	35	3,579	694	6,881
Total non-performing loans and leases	9,092	18,702	16,963	15,416	855	1,986	9,468	6,656	79,138
Other real estate owned	100	—	462	273	—	—	3,395	201	4,431
Total non-performing assets	$9,192	$18,702	$17,425	$15,689	$855	$1,986	$12,863	$6,857	$83,569

	September 30, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total

Past due loans and leases
31-60 days	$3,400	$—	$328	$3,283	$22	$1,337	$4,267	$—	$12,637
61-90 days	457	—	90	210	2	533	1,977	—	3,269
> 90 days	44	—	—	—	127	18	116	—	305
Total past due	3,901	—	418	3,493	151	1,888	6,360	—	16,211
Non-accrual loans and leases	4,919	8,957	12,345	13,742	834	1,607	3,644	3,236	49,284
Current loans	313,267	124,050	434,773	562,476	3,248	350,504	489,802	125,370	2,403,490
Total loans and leases	$322,087	$133,007	$447,536	$579,711	$4,233	$353,999	$499,806	$128,606	$2,468,985

	December 31, 2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,467	$717	$10,723	$1,677	$7	$467	$5,246	$1,732	$22,036
61-90 days	62	—	—	2,537	—	20	1,639	—	4,258
> 90 days	—	—	—	—	2	165	167	243	577
Total past due	1,529	717	10,723	4,214	9	652	7,052	1,975	26,871
Non-accrual loans and leases	7,226	18,702	16,963	14,709	853	1,786	5,722	5,719	71,680
Current loans	251,572	141,527	344,262	503,153	6,092	357,642	435,888	101,005	2,141,141
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	September 30, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to Marginally Acceptable	$279,532	$120,144	$396,627	$527,534	$1,323,837
Special Mention	14,945	2,547	30,196	27,043	74,731
Substandard	25,369	10,316	20,081	24,172	79,938
Doubtful	2,241	—	632	962	3,835
Total	$322,087	$133,007	$447,536	$579,711	$1,482,341

	December 31, 2011
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Risk Free to M arginally Acceptable	$225,048	$137,181	$331,095	$469,309	$1,162,633
Special M ention	8,551	2,207	9,592	22,103	42,453
Substandard	25,720	21,558	31,261	30,664	109,203
Doubtful	1,008	—	—	—	1,008
Total	$260,327	$160,946	$371,948	$522,076	$1,315,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$3,272	$352,342	$491,817	$125,370	$972,801
Non-performing:
90 days past due	127	18	116	—	261
Non-accruing	834	1,607	3,644	3,236	9,321
Restructured loans and leases	—	32	4,229	—	4,261
Total	$4,233	$353,999	$499,806	$128,606	$986,644

	December 31, 2011
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$6,099	$358,094	$439,194	$102,043	$905,430
Non-performing:
90 days past due	2	165	167	243	577
Non-accruing	853	1,786	5,722	5,719	14,080
Restructured loans and leases	—	35	3,579	694	4,308
Total	$6,954	$360,080	$448,662	$108,699	$924,395

During the nine months ended September 30, 2012, the Company restructured $2.8 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 have specific reserves of $0.5 million at September 30, 2012. For the year ended December 31, 2011, the Company restructured $10.3 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 had specific reserves of $1.9 million thousand at December 31, 2011.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,771	$—	$—	$1,021	$—	$2,792
Restructured non-accruing	—	—	—	—	—	—
Balance	$1,771	$—	$—	$1,021	$—	$2,792
Specific allowance	$319	$—	$—	$211	$—	$530
Restructured and subsequently defaulted	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,696	$—	$—	$—	$3,590	$5,286
Restructured non-accruing	469	—	1,269	2,475	763	4,976
Balance	$2,165	$—	$1,269	$2,475	$4,353	$10,262
Specific allowance	$254	$—	$93	$509	$1,027	$1,883
Restructured and subsequently defaulted	$—	$—	$—	$—	$509	$509

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(In thousands)	Amount
Balance at January 1, 2012	$—
CommerceFirst acquisition	754
Accretion recognized to date	(106)
Net reclassification from accretable to non-accretable	—
Balance at September 30, 2012	$648

Other Real Estate Owned

Other real estate owned totaled $9.3 million and $4.4 million at September 30, 2012 and December 31, 2011. The increase compared to the prior year end was due primarily to balances added as a result of the CommerceFirst acquisition.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At September 30, 2012			Weghted	At December 31, 2011			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(7,617)	$2,099	1.5 years	$9,716	$(6,575)	$3,141	2.3 years
Other identifiable intangibles	8,611	(7,069)	1,542	3.4 years	8,301	(6,708)	1,593	3.5 years
Total amortizing intangible assets	$18,327	$(14,686)	$3,641		$18,017	$(13,283)	$4,734
Goodwill	$81,892		$81,892		$76,816		$76,816

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
Remainder of 2012	$478
2013	1,845
2014	818
2015	370
2016	92
2017	14
Thereafter	24
Total amortizing intangible assets	$3,641

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011

Noninterest-bearing deposits	$818,674	$650,377
Interest-bearing deposits:
Demand	386,394	367,682
Money market savings	899,625	858,732
Regular savings	216,550	195,408
Time deposits of less than $100,000	331,189	316,058
Time deposits of $100,000 or more	227,830	268,263
Total interest-bearing deposits	2,061,588	2,006,143
Total deposits	$2,880,262	$2,656,520

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

Note 9 – Share Based Compensation

At September 30, 2012, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 969,704 are available for issuance at September 30, 2012, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $1.0 million and $0.9 million was recognized for the nine months ended September 30, 2012 and 2011, respectively. The intrinsic value for the stock options exercised in the nine months ended September 30, 2012 and 2011, respectively, was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of September 30, 2012. That cost is expected to be recognized over a weighted average period of approximately 1.7 years. The total of unrecognized compensation cost related to restricted stock was approximately $3.3 million as of September 30, 2012. That cost is expected to be recognized over a weighted average period of approximately 3.2 years. The fair value of the options vested during the three months ended September 30, 2012 and 2011, was $0.2 million and $0.3 million, respectively.

In the first quarter of 2012, 20,633 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 83,807 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)

Balance at January 1, 2012	635,197	$31.42		$406
Granted	20,633	$19.02		$5
Exercised	(1,217)	$12.84		$6
Forfeited or expired	(37,231)	$31.95		$30
Balance at September 30, 2012	617,382	$31.01	2.0	$551
Exercisable at September 30, 2012	562,319	$32.27	1.7	$487
Weighted average fair value of options
granted during the year		$7.85

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2012	79,640	$6.33
Granted	20,633	$7.85
Vested	(42,147)	$5.44
Forfeited or expired	(3,063)	$6.69
Non-vested options at September 30, 2012	55,063	$7.56

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2012	206,313	$16.37
Granted	83,807	$19.02
Vested	(59,365)	$16.15
Forfeited or expired	(5,494)	$16.78
Restricted stock at September 30, 2012	225,261	$17.40

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three M onths Ended September 30,		Nine M onths Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest cost on projected benefit obligation	$374	$383	$1,151	$1,151
Expected return on plan assets	(220)	(267)	(874)	(801)
Recognized net actuarial loss	197	297	896	890
Net periodic benefit cost	$351	$413	$1,173	$1,240

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

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2012	2011	2012	2011

Net income	$10,990	$11,257	$26,673	$26,844
Basic:
Basic weighted average EPS shares	24,893	24,099	24,463	24,081
Basic net income per share	$0.44	$0.47	$1.09	$1.11
Diluted:
Basic weighted average EPS shares	24,893	24,099	24,463	24,081
Dilutive common stock equivalents	56	43	72	47
Dilutive EPS shares	24,949	24,142	24,535	24,128
Diluted net income per share	$0.44	$0.47	$1.09	$1.11
Anti-dilutive shares	459	697	489	716

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Period change, net of tax	2,646	539	3,185
Balance at September 30, 2012	$22,652	$(6,219)	$16,433

	Unrealized Gains (Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2011	$3,764	$(6,384)	$(2,620)
Period change, net of tax	15,232	535	15,767
Balance at September 30, 2011	$18,996	$(5,849)	$13,147

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $37.2 million with a fair value of $1.4 million as of September 30, 2012 compared to $54 million with a fair value of $1.5 million as of December 31, 2011. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2012
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$—	$39,884	$—	$39,884
Investments available-for-sale:
U.S . government agencies	—	134,639	—	134,639
S tate and municipal	—	175,109	—	175,109
Mortgage-backed	—	520,774	—	520,774
Corporate debt	—	1,992	—	1,992
Trust preferred	—	—	1,428	1,428
Marketable equity securities	—	723	—	723
Interest rate swap agreements	—	1,413	—	1,413
Liabilities
Interest rate swap agreements	$—	$(1,413)	$—	$(1,413)

	At December 31, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$—	$25,341	$—	$25,341
Investments available-for-sale:
U.S. government agencies	—	200,252	—	200,252
State and municipal	—	173,111	—	173,111
Mortgage-backed	—	570,144	—	570,144
Corporate debt	—	1,978	—	1,978
Trust preferred	3,249	—	2,467	5,716
Marketable equity securities	—	100	—	100
Interest rate swap agreements	—	1,529	—	1,529
Liabilities
Interest rate swap agreements	$—	$(1,529)	$—	$(1,529)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable
(In thousands)	Inputs (Level 3)
Investments available-for-sale:
Balance at January 1, 2012	$2,467
Total OTTI included in earnings	(95)
Principal redemption	(1,134)
Total unrealized losses included in other comprehensive income (loss)	190
Balance at September 30, 2012	$1,428

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$—	$—	$46,657	$46,657	$(6,008)
Other real estate owned	—	—	9,291	9,291	(606)
Total	$—	$—	$55,948	$55,948	$(6,614)

	At December 31, 2011
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$—	$—	$59,784	$59,784	$(5,565)
Other real estate owned	—	—	4,431	4,431	(786)
Total	$—	$—	$64,215	$64,215	$(6,351)

At September 30, 2012, impaired loans totaling $50.4 million were written down to fair value of $46.7 million as a result of specific loan loss allowances of $3.7 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $67.6 million were written down to fair value of $59.8 million at December 31, 2011 as a result of specific loan loss allowances of $7.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$240,253	$246,875	$—	$246,875	$—
Loans, net of allowance	2,426,367	2,457,785	—	—	2,457,785
Other assets	83,052	83,052	—	83,052	—
Financial Liabilities
Time Deposits	$559,019	$563,031	$—	$563,031	$—
S ecurities sold under retail repurchase agreements and
federal funds purchased	58,306	58,306	—	58,306	—
Advances from FHLB	405,146	454,218	—	454,218	—
Subordinated debentures	35,000	10,113	—	—	10,113

			Fair Value Measurements
	December 31, 2011		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investments held-to-maturity and other equity securities	$213,398	$219,100	$—	$219,100	$—
Loans, net of allowance	2,190,266	2,276,333	—	—	2,276,333
Other assets	81,098	81,098	—	81,098	—
Financial Liabilities
Time Deposits	$584,321	$588,818	$—	$588,818	$—
Securities sold under retail repurchase agreements and federal
funds purchased	143,613	143,613	—	143,613	—
Advances from FHLB	405,408	452,378	—	452,378	—
Subordinated debentures	35,000	9,810	—	—	9,810

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2012 and December 31, 2011 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.4 million and $0.3 million in for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these non-cash charges amounted to $1.1 million and $1.0 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2012 and 2011, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $822 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2012 and 2011, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,494	$2	$4	$(5)	$37,495
Interest expense	5,715	—	—	(5)	5,710
Provision for loan and lease losses	232	—	—	—	232
Noninterest income	9,942	1,076	1,427	(203)	12,242
Noninterest expenses	25,504	1,036	830	(203)	27,167
Income before income taxes	15,985	42	601	—	16,628
Income tax expense	5,390	17	231	—	5,638
Net income	$10,595	$25	$370	$—	$10,990
Assets	$3,901,588	$13,058	$16,579	$(43,798)	$3,887,427

		Three Months Ended September 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,008	$1	$2	$(7)	$35,004
Interest expense	6,681	—	—	(7)	6,674
Provision for loan and lease losses	(3,520)	—	—	—	(3,520)
Noninterest income	9,084	1,136	1,319	(203)	11,336
Noninterest expenses	24,198	1,054	799	(203)	25,848
Income before income taxes	16,733	83	522	—	17,338
Income tax expense	5,843	35	203	—	6,081
Net income	$10,890	$48	$319	$—	$11,257
Assets	$3,655,556	$12,715	$15,008	$(57,236)	$3,626,043

	Nine Months Ended September 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$107,668	$5	$9	$(14)	$107,668
Interest expense	17,383	—	—	(14)	17,369
Provision for loan and lease losses	2,481	—	—	—	2,481
Noninterest income	27,742	3,388	4,188	(609)	34,709
Noninterest expenses	77,736	3,204	2,377	(609)	82,708
Income before income taxes	37,810	189	1,820	—	39,819
Income tax expense	12,363	77	706	—	13,146
Net income	$25,447	$112	$1,114	$—	$26,673
Assets	$3,901,588	$13,058	$16,579	$(43,798)	$3,887,427

		Nine Months Ended September 30, 2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$104,822	$4	$6	$(70)	$104,762
Interest expense	20,338	—	—	(70)	20,268
Provision for loan and lease losses	(854)	—	—	—	(854)
Noninterest income	25,162	3,526	4,050	(608)	32,130
Noninterest expenses	72,631	3,346	2,379	(608)	77,748
Income before income taxes	37,869	184	1,677	—	39,730
Income tax expense	12,157	76	653	—	12,886
Net income	$25,712	$108	$1,024	$—	$26,844
Assets	$3,655,556	$12,715	$15,008	$(57,236)	$3,626,043

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

Overview

Net income for the Company for the third quarter of 2012 totaled $11.0 million ($0.44 per diluted share), compared to net income of $11.3 million ($0.47 per diluted share) for the third quarter of 2011. For the first nine months of 2012, net income totaled $26.7 million ($1.09 per diluted share) compared to net income of $26.8 million ($1.11 per diluted share) for the prior year period. These results reflect the following events:

•	Net interest income increased 12% for the third quarter of 2012 compared to the third quarter of 2011. For the year-to-date, net interest income increased 7% for 2012 compared to the first nine months of 2011. These increases were due primarily to growth in average interest-earning assets, largely resulting from higher-earning commercial loans added in the CommerceFirst Bancorp, Inc. (“CommerceFirst”) acquisition. Combined with an improved deposit mix, these factors more than offset lower earning asset yields.
•	The provision for loan and lease losses was a charge of $0.2 million for the third quarter of 2012 compared to a credit of $3.5 million for the third quarter of 2011 and a charge of $1.6 million for the second quarter of 2012. The increase in the provision for the third quarter of 2012 compared to the third quarter of 2011 was due primarily to a decline in historical losses at September 30, 2011 which caused a credit balance in the provision for the third quarter of 2011. The decrease in the provision for the third quarter of 2012 compared to the second quarter of 2012 was due largely to a decline in total non-performing loans and related specific reserves.
•	Non-interest income increased $0.9 million or 8% for the third quarter of 2012 compared to the third quarter of 2011 due largely to growth in income from mortgage banking activities due to an increased volume of refinancing activity.
•	Average total loans for the third quarter of 2012 increased 17% compared to the third quarter of 2011 due primarily to the CommerceFirst acquisition in the second quarter of 2012 and to organic growth in commercial loans.

In the third quarter of 2012, the nation and the mid-Atlantic region in which the Company operates continued to show a mix of both positive and negative economic factors. Concerns over a struggling national economy and possible large federal government spending cuts and tax increases (“the fiscal cliff”) at year-end continued to impede both the regional and national economic outlook. While the housing markets have shown improvement compared to the prior year, this sector is still significantly below levels experienced in prior economic recoveries. Volatility continued as positive trends in housing and consumer confidence have been offset by a decline in manufacturing and stubbornly high unemployment which have caused uncertainty on the part of both large and small businesses which has limited economic expansion on both a regional and national basis. The financial stability of banks in Western Europe and the European Union itself continues to be an underlying volatility factor. Together with municipal budget deficits across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin was 3.67% for the third quarter of 2012 compared to 3.53% for the third quarter of 2011 and 3.62% for the second quarter of 2012. During the third quarter of 2012, the growth in average interest-earning assets and noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. The margin increase compared to both the prior year quarter and the linked quarter was driven largely by higher levels of interest-earning assets, primarily from the addition of higher yielding loans from the CommerceFirst transaction, and a higher level of noninterest-bearing deposits, which offset the decline in the average rates earned on interest-earning assets. Average total deposits increased 8% for the quarter compared with the prior year period, while average loans increased 17% compared to 2011.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $68.2 million at September 30, 2012 from $90.8 million at September 30, 2011 and $74.0 million at June 30, 2012. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.75% of total assets at September 30, 2012 compared to 2.50% at September 30, 2011. The ratio of net charge-offs to average loans and leases was .46% for the third quarter of 2012, compared to .37% for the third quarter of 2011.

At September 30, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 6% to $15.26 from $14.35 at September 30, 2011.

Total assets at September 30, 2012 increased 5% compared to December 31, 2011. Loan balances increased 10% compared to the prior year end due primarily to increases of 13% in residential mortgage and construction loans and 12% in commercial loans, which were somewhat offset by a 2% decrease in consumer loans. The increase in commercial loans was primarily due to the CommerceFirst acquisition during the second quarter of 2012. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 8% compared to balances at December 31, 2011, due largely to the CommerceFirst acquisition. Deposits acquired in the CommerceFirst acquisition caused increases in several deposit categories. Compared to balances at December 31, 2011, regular savings increased 11%, interest-bearing checking accounts increased 5%, noninterest-bearing deposits increased 26% and money market accounts increased 5%. These increases were somewhat offset by a 4% decrease in certificates of deposit at September 30, 2012 compared to December 31, 2011. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit to preserve the net interest margin during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $481.8 million due to stock issued in connection with the CommerceFirst acquisition and net income in the first nine months of 2012.

Net interest income increased by $3.5 million, or 12% for the quarter ended September 30, 2012 compared to the prior year period. The effects of a 17 basis point decrease in the cost of interest-bearing liabilities, growth of 23% in average noninterest-bearing deposits, 7% growth in average interest-earning assets and a 25% decrease in non-performing assets more than offset a decline of 2 basis points in the yield on average interest-earning assets.

Non-interest income increased 8% for the third quarter of 2012 compared to 2011. Income from mortgage banking activities increased 74% due to a higher volume of mortgage refinancing activity in the third quarter of 2012 compared to the third quarter of 2011. In addition, other noninterest income increased 20% over the prior year quarter due to higher fees from loan prepayments and gains on asset dispositions. These increases were somewhat offset by a decrease of 9% in service charges on deposits due to lower overdraft fees.

Non-interest expenses increased 5% in the third quarter of 2012 compared to the prior year period due primarily to higher salaries and benefits expenses, outside data services costs and professional fees primarily resulting from the CommerceFirst acquisition. These increases were somewhat offset by a 6% decrease in FDIC insurance expense due primarily to improved financial ratios compared to the third quarter of 2011.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value. A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

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

The general allowance comprised 91% of the total allowance at September 30, 2012 and 84% at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

At September 30, 2012, the specific allowance accounted for 9% of the total allowance as compared to 16% at December 31, 2011. The estimated losses on impaired loans can differ substantially from actual losses.

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

Recently amended accounting guidance provides the Company with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the second step, described above, of the two-step process must be performed. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt this guidance early in the fourth quarter of 2011. At September 30, 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Consolidated Average Balances, Yields and Rates

			Nine Months Ended September 30,
		2012			2011
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$491,160	$16,003	4.37%	$455,909	$16,747	4.89%
Residential construction loans	125,179	3,505	3.74	86,399	2,448	3.79
Commercial ADC loans	151,307	5,855	5.17	148,215	4,813	4.34
Commercial investor real estate loans	410,905	16,925	5.50	347,926	15,236	5.94
Commercial owner occupied real estate loans	546,575	22,722	5.64	508,478	22,686	6.05
Commercial business loans	291,727	11,988	5.33	229,168	8,493	4.95
Leasing	5,568	272	6.52	11,460	576	6.70
Consumer loans	358,304	9,481	3.56	363,388	9,986	3.70
Total loans and leases (3)	2,380,725	86,751	4.88	2,150,943	80,985	5.03
Taxable securities	775,916	14,761	2.54	879,230	17,810	2.70
Tax-exempt securities (4)	283,137	10,112	4.76	236,113	10,058	5.68
Interest-bearing deposits with banks	40,892	83	0.27	32,257	62	0.25
Federal funds sold	811	1	0.17	1,408	1	0.14
Total interest-earning assets	3,481,481	111,708	4.28	3,299,951	108,916	4.41

Less: allowance for loan and lease losses	(47,442)			(58,672)
Cash and due from banks	45,844			45,587
Premises and equipment, net	48,959			49,130
Other assets	208,371			223,506
Total assets	$3,737,213			$3,559,502

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$379,910	256	0.09%	$336,020	278	0.11%
Regular savings deposits	209,920	155	0.10	182,424	142	0.10
Money market savings deposits	869,675	1,471	0.23	855,458	2,865	0.45
Time deposits	573,946	3,825	0.89	618,250	5,388	1.17
Total interest-bearing deposits	2,033,451	5,707	0.37	1,992,152	8,673	0.58
Other borrowings	72,347	158	0.29	77,135	155	0.27
Advances from FHLB	405,271	10,772	3.55	405,621	10,769	3.55
Subordinated debentures	35,000	732	2.79	35,000	671	2.55
Total interest-bearing liabilities	2,546,069	17,369	0.91	2,509,908	20,268	1.08

Noninterest-bearing demand deposits	705,362			607,087
Other liabilities	25,738			25,714
Stockholders' equity	460,044			416,793
Total liabilities and stockholders' equity	$3,737,213			$3,559,502

Net interest income and spread		$94,339	3.37%		$88,648	3.33%
Less: tax-equivalent adjustment		4,040			4,154
Net interest income		$90,299			$84,494

Interest income/earning assets			4.28%			4.41%
Interest expense/earning assets			0.66			0.82
Net interest margin			3.62%			3.59%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2012 and 2011. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.0 million and $4.2 million in 2012 and 2011, respectively.
(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net income for the Company for the first nine months of 2012 totaled $26.7 million ($1.09 per diluted share) compared to net income of $26.8 million ($1.11 per diluted share) for the first nine months of 2011.

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

On a tax-equivalent basis, net interest income for the first nine months of 2012 was $94.3 million compared to $88.6 million for the same period of 2011, an increase of 6%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.62% for the first nine months of 2012 compared to 3.59% for the first nine months of 2011. Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 1% in 2012. Average noninterest-bearing deposits increased 16% in the first nine months of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 26% for the first nine months of 2012 compared to 23% for the first nine months of 2011.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

		2012 vs. 2011			2011 vs. 2010

	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$5,766	$8,337	$(2,571)	$(7,078)	$(3,931)	$(3,147)
Securities	(2,995)	(1,370)	(1,625)	372	2,693	(2,321)
Other earning assets	21	15	6	(97)	(98)	1
Total interest income	2,792	6,982	(4,190)	(6,803)	(1,336)	(5,467)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(22)	33	(55)	22	48	(26)
Regular savings deposits	13	15	(2)	14	10	4
Money market savings deposits	(1,394)	48	(1,442)	(1,141)	(161)	(980)
Time deposits	(1,563)	(360)	(1,203)	(3,963)	(1,262)	(2,701)
Total borrowings	67	(112)	179	(245)	(341)	96
Total interest expense	(2,899)	(376)	(2,523)	(5,313)	(1,706)	(3,607)
Net interest income	$5,691	$7,358	$(1,667)	$(1,490)	$370	$(1,860)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate ariances based on their respective relative amounts

Interest Income

The Company's total tax-equivalent interest income increased 3% for the first nine months of 2012 compared to the prior year period. The previous table shows that, in 2012, the increase in average loans and leases more than offset a continued narrowing of the decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income.

In the first nine months of 2012, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 11% compared to the prior year period due to growth in all segments of the commercial and mortgage portfolios, excluding leases. This growth was primarily in the owner occupied and investor real estate, commercial business and residential construction and mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and a slowly improving regional economy. The yield on average loans and leases decreased by 15 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 48 basis points in the combined residential mortgage and construction loan portfolios together with a decrease of 7 basis points in the yield in the overall commercial loan portfolio.

The average yield on total investment securities decreased 20 basis points while the average balance of the portfolio decreased 5% or $56 million in the first nine months of 2012 compared to the first nine months of 2011. The decline in investments was necessary to fund growth in the loan portfolio and the CommerceFirst acquisition in the second quarter of 2012. The decrease in the yield on investments was due primarily to maturities and calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $2.9 million or 14% in the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of a 17 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity over the first nine months of 2012 was driven by the CommerceFirst acquisition and by clients’ emphasis on safety and liquidity as average total deposits increased 5% for the nine months compared to the prior year period. This increase was driven by an increase of $142 million or 15% in average noninterest-bearing and interest-bearing checking accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $44 million or 7% in the first nine months of 2012 compared to the first nine months of 2011. This decrease was primarily due to a decline in the rates offered on certificates as the Company continued to manage its net interest margin in a low rate environment. This offset the positive effect of the certificates of deposit added as a result of the CommerceFirst acquisition. Average balances of money market accounts remained virtually level during the first nine months of 2012 compared to the first nine months of 2011.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	%Change	%Change
Securities gains	$459	$283	$176	62.2%
Total other-than-temporary impairment ("OTTI") lo
Portion of OTTI losses recognized in other comprehensive income	—	18	(18)	(100.0)
Net OTTI recognized in earnings	(95)	(160)	65	(40.6)
Service charges on deposit accounts	6,713	7,133	(420)	(5.9)
M ortgage banking activities	4,294	2,404	1,890	78.6
Wealth management income	11,949	11,605	344	3.0
Insurance agency commissions	3,156	3,177	(21)	(0.7)
Income from bank owned life insurance	1,954	1,962	(8)	(0.4)
Visa check fees	2,844	2,710	134	4.9
Other income	3,435	3,016	419	13.9
Total non-interest income	$34,709	$32,130	$2,579	8.0

Total non-interest income was $34.7 million for the first nine months of 2012 compared to $32.1 million for the first nine months of 2011. As shown in the table above, the primary drivers of non-interest income for the first nine months of 2012 were increases in income from mortgage banking activities, wealth management income and other non-interest income.

Income from mortgage banking activities increased in the first nine months of 2012 compared to the first nine months of 2011 due primarily to higher loan origination volumes and higher average gains on sales, both due to increased refinancing activity during the period. In addition, other noninterest income increased 14% over the prior year period due mainly to higher fees from loan prepayments and gains from asset dispositions.

During the first nine months of 2012, wealth management income, comprised of trust and investment management fees and fees on sales on investment products and services increased 3% compared to the prior year period. Trust services fees increased 10% compared to the prior year period, due to an increase in average assets under management and other one-time fees. Investment management fees in West Financial Services increased 3% for the first nine months of 2012 compared to the nine months ended September 30, 2011, also due to higher assets under management. Fees on sales of investment products and services decreased 11% for the year-to-date as assets under management declined. Overall total assets under management increased to $2.2 billion at September 30, 2012 compared to $2.0 billion at September 30, 2011.

Income from Visa check fees increased 5% for the nine months ended September 30, 2012 compared to the prior year period due to a higher volume of electronic transactions while service charges on deposits decreased for the first nine months of 2012 compared to the prior year period due primarily to a decline in overdraft fees.

Insurance agency commission revenue and income from bank owned life insurance remained virtually even for the first nine months of 2012 compared to the prior year period. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $83.1 million at September 30, 2012 and $80.4 million at September 30, 2011 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.30% for the first nine months of 2012 compared to 5.50% for the first nine months of 2011.

Net OTTI losses recognized in earnings in the first nine months of 2012 were $95 thousand compared to $160 thousand for the prior year period. This was largely due to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was responsible for the OTTI charges during the first nine months of both 2012 and 2011. The Company recognized net securities gains, exclusive of net OTTI losses mentioned above, reflected in the preceding table, which resulted primarily from securities sales and calls during the period.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Nine Months Ended September 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$47,104	$44,192	$2,912	6.6%
Occupancy expense of premises	8,895	8,717	178	2.0
Equipment expenses	3,682	3,413	269	7.9
M arketing	1,824	1,662	162	9.7
Outside data services	4,183	3,067	1,116	36.4
FDIC insurance	1,972	2,489	(517)	(20.8)
Amortization of intangible assets	1,403	1,384	19	1.4
Professional fees	4,725	3,528	1,197	33.9
Other real estate owned	589	1,808	(1,219)	(67.4)
Other expenses	8,331	7,488	843	11.3
Total non-interest expense	$82,708	$77,748	$4,960	6.4

Non-interest expenses totaled $82.7 million in the first nine months of 2012 compared to $77.7 million in the first nine months of 2011, an increase of 6%. This growth in expenses was due primarily to increases in salaries and benefits expenses, outside data services costs and professional fees, largely as a result of merger expenses incurred in conjunction with the CommerceFirst acquisition. These increases were partially offset by a decrease in other real estate owned expenses due to the timing of sales of such properties and a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first nine months of 2012 due primarily to higher compensation expenses as a result of the CommerceFirst acquisition and due to merit increases and higher commission compensation expenses related to organic growth in specific product offerings compared to the prior year. Average full-time equivalent employees remained relatively constant in the first nine months of 2012 compared to the first nine months of 2011.

Outside data services expenses increased in the first nine months of 2012 compared to the prior year period due primarily to software expenses related to the Company’s merger with CommerceFirst. Occupancy expenses increased for the first nine months of 2012 compared to the first nine months of 2011 due to higher rental expenses due to a larger branch network. This expense was somewhat offset by lower grounds maintenance and utilities expenses as a result of unseasonably mild weather during the first nine months of 2012. Equipment expenses increased for the first nine months over the prior year period due to higher depreciation and software expenses. Marketing expenses increased for the nine months ended September 30, 2012 compared to the prior year period due to higher advertising costs while amortization of intangible assets remained level in the first nine months of 2012 compared to the first nine months of 2011. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately 2.0 years at September 30, 2012.

FDIC insurance expense decreased in the first nine months of 2012 compared to the first nine months of 2011 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011. Professional fees increased in the first nine months of 2012 compared to the first nine months of 2011 due primarily to higher legal and consulting fees related to the CommerceFirst acquisition mentioned above and from loan workouts.

Other real estate owned expenses decreased in the first nine months of 2012 compared to the first nine months of 2011 due to losses on sales of other real estate owned incurred in the first nine months of 2011 as the Company sold non-performing assets at that time. Other non-interest expenses increased in the first nine months of 2012 compared to the first nine months of 2011 due mainly to an increase in other accrued expenses.

Income Taxes

The Company had income tax expense of $13.1 million in the first nine months of 2012 compared to expense of $12.9 million in the first nine months of 2011. The resulting effective rates were 33% for the first nine months of 2012 and 32% for the first nine months of 2011.

Results of Operations

For the Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

Net income for the third quarter of 2012 totaled $11.0 million ($0.44 per diluted share) compared to net income of $11.3 million ($0.47 per diluted share) for the third quarter of 2011.

On a tax-equivalent basis, net interest income for the third quarter of 2012 was $33.1 million compared to $29.8 million for the third quarter of 2011, an increase of 11%. The net interest margin increased to 3.67% for the third quarter of 2012 compared to 3.53% for the third quarter of 2011. Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 2% for the third quarter of 2012 compared to 2011. Average noninterest-bearing deposits increased 23% in the third quarter of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 27% for the third quarter of 2012 compared to 24% for the third quarter of 2011.

Interest Income

The Company's total tax-equivalent interest income was $38.8 million for the third quarter of 2012 compared to $36.4 million compared to the third quarter of 2011. The increase in average loans and leases was offset by a decrease in the average balance of the investment portfolio together with a decline in earning asset yields with respect to both the total loan and investment portfolios. When combined, these factors resulted in an increase of 7% in total tax-equivalent interest income.

In the third quarter of 2012, the average balance of the loan portfolio increased 17% compared to the prior year period due primarily to growth in the owner occupied and investor real estate, commercial business and the residential mortgage and construction portfolios. The commercial loan increases were driven by organic loan growth and by the CommerceFirst acquisition in the second quarter of 2012. The increases in the residential mortgage and construction portfolios were driven by current historically low market interest rates. The yield on average loans and leases decreased by 5 basis points due to the continued prevailing low interest rate environment which was somewhat offset by the inclusion of higher-yielding commercial loans acquired in the CommerceFirst acquisition for the full quarter. The decline in the portfolio yield was driven primarily by a combined decrease of 57 basis points in the combined residential mortgage and construction loan portfolios which more than offset an increase of 10 basis points in the yield in the overall commercial loan portfolio.

The average yield on total investment securities decreased 22 basis points while the average balance of the portfolio decreased 11% or $130 million in the third quarter of 2012 compared to the third quarter of 2011. The decline in investments was due to sales and calls during the first nine months of 2012 to fund both the increase in the loan portfolio and the CommerceFirst acquisition. The decrease in the yield on investments was due primarily to maturities and calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $1.0 million or 14% in the third quarter of 2012 compared to the third quarter of 2011, primarily as a result of a 17 basis point decrease in the average rate paid on deposits and borrowings. Deposit activity was affected by the CommerceFirst acquisition and clients’ emphasis on safety and liquidity as average total deposits increased 8% for the quarter compared to the prior year period. This increase was driven by an increase of $188 million or 19% in average noninterest-bearing and interest-bearing checking accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposits of $30 million or 5% in the third quarter of 2012 compared to the third quarter of 2011. This decrease was primarily due to a decline in the rates offered on certificates as the Company continued to manage its net interest margin in a low rate environment but was partially offset by growth due to the CommerceFirst acquisition. Average balances of money market accounts increased 3% during the third quarter of 2012 compared to the third quarter of 2011.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Securities gains	$296	$231	$65	28.1%
Total other-than-temporary impairment ("OTTI") losses	(23)	(76)	53	(69.7)
Portion of OTTI losses recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(23)	(76)	53	(69.7)
Service charges on deposit accounts	2,230	2,444	(214)	(8.8)
M ortgage banking activities	1,981	1,141	840	73.6
Wealth management income	3,858	3,937	(79)	(2.0)
Insurance agency commissions	1,020	1,044	(24)	(2.3)
Income from bank owned life insurance	660	662	(2)	(0.3)
Visa check fees	984	927	57	6.1
Other income	1,236	1,026	210	20.5
Total non-interest income	$12,242	$11,336	$906	8.0

Total non-interest income was $12.2 million for the third quarter of 2012 compared to $11.3 million in the third quarter of 2011. As shown in the table above, the primary driver of non-interest income for the third quarter of 2012 was an increase in income from mortgage banking activities due to higher loan origination volumes and higher average gains on sales, both due to increased refinancing activity during the quarter.

During the third quarter of 2012, wealth management income declined 2% compared to the prior year quarter. Trust services fees increased 4% compared to the prior year period due to an increase in assets under management and other one-time fees. Investment management fees in West Financial Services increased 8% for the quarter compared to the quarter ended September 30, 2011 due to increased assets under management. Fees on sales of investment products and services decreased 28% for the quarter as assets under management and related fees declined during the third quarter of 2012 due to personnel changes.

Service charges on deposits decreased 9% for the quarter compared to the prior year period due primarily to a decline in overdraft fees.

Net OTTI losses recognized in earnings in the third quarter of 2012 were $23 thousand compared to $76 thousand for the prior year quarter. This was largely due to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security that was responsible for all OTTI charges during the third quarter of both 2012 and 2011. The Company recognized net securities gains, exclusive of net OTTI losses mentioned above, reflected in the preceding table, which resulted primarily from securities called during the quarter due to the current historically low interest rate environment. In addition, other non-interest income increased 20% over the prior year quarter due mainly to higher fees from loan prepayments and other fees.

All other segments of non-interest income remained essentially level with the prior year quarter as can be seen from the previous table.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended September 30, 2012
			2012/2011	2012/2011
(Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$15,476	$14,892	$584	3.9%
Occupancy expense of premises	3,106	2,784	322	11.6
Equipment expenses	1,237	1,143	94	8.2
M arketing	764	468	296	63.2
Outside data services	1,076	1,073	3	0.3
FDIC insurance	667	709	(42)	(5.9)
Amortization of intangible assets	476	461	15	3.3
Professional fees	1,282	1,314	(32)	(2.4)
Other real estate owned	174	383	(209)	(54.6)
Postage and delivery	2,909	2,621	288	11.0
Total non-interest expense	$27,167	$25,848	$1,319	5.1

Non-interest expenses increased 5% in the third quarter of 2012 compared to the third quarter of 2011. This growth in expenses was driven by increases in salary and benefits expenses, marketing expenses and occupancy expenses. These increases were partially offset by reductions in real estate owned expense compared to the prior year quarter.

Salaries and employee benefits increased in the third quarter of 2012 due primarily to merit increases and higher commission compensation expenses related to organic growth in specific product offerings compared to the prior year. In addition, benefits expenses increased over the prior year quarter due primarily to higher health insurance costs. Average full-time equivalent employees remained relatively constant in the third quarter of 2012 compared to the third quarter of 2011 as reductions due to efficiency improvements were offset by employees added in the CommerceFirst acquisition.

Occupancy expenses increased 12% for the third quarter of 2012 compared to the third quarter of 2011 due to higher rent expenses from new branch openings and five branches added as a result of the CommerceFirst acquisition. Equipment expenses increased 8% for the quarter over the prior year period due to higher depreciation expenses. Marketing expenses increased 63% for the quarter compared to the prior year quarter due to timing of advertising expenditures and due to rebranding expenses incurred in 2012.

Professional fees decreased in the third quarter of 2012 compared to the third quarter of 2011 due primarily to the timing of such expenses.

Other real estate owned expenses decreased in the third quarter of 2012 compared to the third quarter of 2011 due to a decrease in valuation adjustments incurred in the third quarter of 2012 compared to the third quarter of 2011.

Income Taxes

The Company had income tax expense of $5.6 million in the third quarter of 2012 compared to $6.1 million for the third quarter of 2011. The resulting effective rates were 34% for the third quarter of 2012 and 35% for the third quarter of 2011.

Operating Expense Performance

Management views the GAAP efficiency ratio as an important financial measure of expense performance and cost management. The ratio expresses the level of non-interest expenses as a percentage of total revenue (net interest income plus total non-interest income). Lower ratios indicate improved productivity.

Non-GAAP Financial Measures

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio decreased in both the third quarter and first nine months of 2012 compared to the respective prior year periods due primarily to an increase in net interest income. The GAAP efficiency ratio increased for the respective periods in 2012 compared to 2011 due to higher non-interest expenses resulting from merger expenses incurred due to the CommerceFirst acquisition.

In addition, the Company uses pre-tax pre-provision pre-merger expense income as a measure the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in both the third quarter and first nine months of 2012 compared to the respective prior year periods due primarily to higher net interest income.

GAAP and Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Pre-tax pre-provision pre-merger expense income:
Net income	$10,990	$11,257	$26,673	$26,844
Plus non-GAAP adjustment:
Merger expenses	136	—	2,708	—
Income taxes	5,638	6,081	13,146	12,886
Provision (credit) for loan and lease losses	232	(3,520)	2,481	(854)
Pre-tax pre-provision pre-merger expense income	$16,996	$13,818	$45,008	$38,876
GAAP efficiency ratio:
Non-interest expenses	$27,167	$25,848	$82,708	$77,748
Net interest income plus non-interest income	$44,027	$39,666	$125,008	$116,624
GAAP efficiency ratio	61.70%	65.16%	66.16%	66.67%

Non-GAAP efficiency ratio:
Non-interest expenses	$27,167	$25,848	$82,708	$77,748
Less non-GAAP adjustment:
Amortization of intangible assets	476	461	1,403	1,384
Merger expenses	136	—	2,708	—
Non-interest expenses - as adjusted	$26,555	$25,387	$78,597	$76,364
Net interest income plus non-interest income	$44,027	$39,666	$125,008	$116,624
Plus non-GAAP adjustment:
Tax-equivalent income	1,324	1,420	4,040	4,154
Less non-GAAP adjustments:
Securities gains	296	231	459	283
OTTI recognized in earnings	(23)	(76)	(95)	(160)
Net interest income plus non-interest income - as adjusted	$45,078	$40,931	$128,684	$120,655
Non-GAAP efficiency ratio	58.91%	62.02%	61.08%	63.29%

FINANCIAL CONDITION

The Company's total assets were $3.9 billion at September 30, 2012, increasing $176 million compared to $3.7 billion at December 31, 2011. Interest-earning assets increased $162 million to $3.6 billion at September 30, 2012 compared to December 31, 2011. The increase in interest-earning assets was primarily due to the CommerceFirst acquisition in the second quarter of 2012 which added $172 million in interest-earning assets at the date of the acquisition.

Analysis of Loans and Leases

A comparison of loan portfolio at the dates indicated is presented in the following table:

	September 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$499,806	20.2%	$448,662	20.0%	$51,144	11.4%
Residential construction	128,606	5.2	108,699	4.9	19,907	18.3
Commercial real estate:
Commercial owner occupied real estate	579,711	23.5	522,076	23.3	57,635	11.0
Commercial investor real estate	447,536	18.1	371,948	16.6	75,588	20.3
Commercial acquisition, development and construction	133,007	5.4	160,946	7.2	(27,939)	(17.4)
Commercial Business	322,087	13.1	260,327	11.6	61,760	23.7
Leases	4,233	0.2	6,954	0.3	(2,721)	(39.1)
Consumer	353,999	14.3	360,080	16.1	(6,081)	(1.7)
Total loans and leases	$2,468,985	100.0%	$2,239,692	100.0%	$229,293	10.2

Total loans and leases, excluding loans held for sale, increased $229 million or 10% during the first nine months of 2012 compared to December 31, 2011. Excluding the loans acquired in the second quarter through the CommerceFirst transaction, total loans and leases increased $72 million or 3%. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 13% increase at September 30, 2012 compared to December 31, 2011. Permanent residential mortgages, most of which are 1-4 family, increased 11% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 18% at September 30, 2012 compared to the balance at December 31, 2011 due to increased construction activity as a result of mild weather conditions and low interest rates.

The commercial loan portfolio increased by $167 million to $1.5 billion at September 30, 2012 compared to the prior year end largely due to the CommerceFirst acquisition. The increase in commercial loans compared to the prior year end was due primarily to a 24% increase in commercial business loans and a 20% increase in commercial investor real estate loans, while commercial owner occupied real estate loans reflected a more limited increase of 11% at September 30, 2012 compared to December 31, 2011. Commercial ADC loans decreased 17% at September 30, 2012 compared to December 31, 2011. Excluding the effect of the CommerceFirst acquisition, these trends in the commercial loan portfolio are reflective of the current uneven economic recovery and the intense competition for quality loans in the region in which the Company operates.

The consumer loan portfolio decreased 2% at September 30, 2012 compared to December 31, 2011. Equity lines of credit increased 1% during the first nine months of 2012. This increase was offset by declines in installment loans and conventional second mortgage loans due to weak consumer demand due to the state of the regional and national economy.

Analysis of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	September 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$134,639	12.5%	$200,252	17.2%	$(65,613)	(32.8)%
State and municipal	175,109	16.3	173,111	14.9	1,998	1.2
Mortgage-backed	520,774	48.5	570,144	48.9	(49,370)	(8.7)
Corporate debt	1,992	0.2	1,978	0.2	14	0.7
Trust preferred	1,428	0.1	5,716	0.5	(4,288)	(75.0)
Marketable equity securities	723	—	100	—	623	—
Total available-for-sale	834,665	77.6	951,301	81.7	(116,636)	(12.3)
Held-to-Maturity and Other Equity
U.S. government agencies and corporations	59,500	5.6	54,983	4.7	4,517	8.2
State and municipal	146,769	13.7	123,075	10.6	23,694	19.3
Mortgage-backed	344	—	407	—	(63)	(15.5)
Other equity securities	33,640	3.1	34,933	3.0	(1,293)	(3.7)
Total held-to-maturity and other equity	240,253	22.4	213,398	18.3	26,855	12.6
Total securities	$1,074,918	100.0%	$1,164,699	100.0%	$(89,781)	(7.7)

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 8% to $1.1 billion at September 30, 2012, from $1.2 billion at December 31, 2011. This decrease was due primarily to sales and calls of securities during the first nine months of 2012 to fund both the increase in the loan portfolio and the CommerceFirst acquisition. The decrease in available-for-sale securities was due to largely to sales and calls mentioned above while the increase in held-to-maturity securities was due primarily to a change in management’s internal guidelines with respect to the composition of the portfolio.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.4 years at September 30, 2012 and 3.1 years at December 31, 2011. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity should loan demand increase. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant due diligence of economic projections and analysis.

At September 30, 2012, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had incurred credit-related OTTI of $23 thousand, which was recognized in earnings for the three months ended September 30, 2012. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through September 30, 2012. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at September 30, 2012. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2012.

Other Earning Assets

Residential mortgage loans held for sale increased $14.6 million to $39.9 million as of September 30, 2012 from $25.3 million as of December 31, 2011. This increase was due to higher loan volumes due to the current low interest rate environment which has led to increased refinancing activity.

The aggregate of federal funds sold and interest-bearing deposits with banks increased $8.0 million to $30.5 million at September 30, 2012. This increase was due to liquidity provided by called securities in the investment portfolio and reduced balances at December 31, 2011 due to loan originations that occurred late in the fourth quarter of 2011.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	September 30, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$818,674	28.4%	$650,377	24.5%	$168,297	25.9%
Interest-bearing deposits:
Demand	386,394	13.4	367,682	13.8	18,712	5.1
M oney market savings	899,625	31.3	858,732	32.3	40,893	4.8
Regular savings	216,550	7.5	195,408	7.4	21,142	10.8
Time deposits of less than $100,000	331,189	11.5	316,058	11.9	15,131	4.8
Time deposits of $100,000 or more	227,830	7.9	268,263	10.1	(40,433)	(15.1)
Total interest-bearing deposits	2,061,588	71.6	2,006,143	75.5	55,445	2.8
Total deposits	$2,880,262	100.0%	$2,656,520	100.0%	$223,742	8.4

Deposits and Borrowings

Total deposits increased $224 million or 8% at September 30, 2012 compared to December 31, 2011. This growth in deposits was driven primarily by deposits added from the CommerceFirst acquisition. Excluding the deposits added through the CommerceFirst acquisition, total deposits increased $107 million or 4%. Noninterest-bearing and interest-bearing checking accounts increased 18% while regular savings accounts increased 11%. Money market accounts increased 5% compared to the prior year end. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 4% compared to the prior year end, primarily as a result of the CommerceFirst acquisition. Excluding the certificates added from the CommerceFirst acquisition, certificates decreased 14% as the Company managed its deposit mix to improve its net interest margin. Total borrowings decreased 15% at September 30, 2012 compared to December 31, 2011. This decrease was due primarily to the reduction of $80 million in short-term borrowings from the Federal Home Loan Bank of Atlanta which were utilized primarily to temporarily fund, at very low interest rates, an increase in loans late in the fourth quarter of 2011.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first nine months of 2012, total stockholders' equity increased $36 million to $482 million at September 30, 2012, from $446 million at December 31, 2011. This increase was due primarily to stock issued in conjunction with the CommerceFirst acquisition and net income during the period. The ratio of year-to-date average equity to average assets was 12.31% at September 30, 2012, as compared to 11.71% at September 30, 2011.

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

Risk-Based Capital Ratios

				Minimum
		Ratios at		Regulatory
		September 30, 2012	December 31, 2011	Requirements
Total Capital to risk-weighted assets		15.56%	15.83%	8.00%

Tier 1	Capital to risk-weighted assets	14.31%	14.57%	4.00%

Tier 1	Leverage	10.99%	10.84%	3.00%

Tier 1 capital of $415.2 million and total qualifying capital of $451.6 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of September 30, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In June 2012, the Federal Reserve, FDIC and OCC issued three joint Notices of Proposed Rulemaking (“NPRs”) to address the implementation of the proposed Basel III regulatory capital framework for U.S. financial institutions, including proposed minimum capital requirements, definitions of qualifying capital instruments, and risk-weighted asset calculations. As proposed, it appears that the Company’s risk-weighted assets may increase primarily due to changes in the ranges of risk-weightings for residential mortgages and home equity loans. However, the effect of this change may be offset by revised definitions of qualifying capital instruments. The Company has analyzed the possible effect of the proposed NPRs and currently estimates that our risk-based capital ratios will exceed the proposed requirements on a fully phased-in basis. The regulatory agencies have asked financial institutions to comment on the NPRs and are expected to review the feedback and draft final rules, which could take some time to complete. As a result, the final rules may differ from the current NPRs, which currently provide for an extended phase-in over several years. The Company will continue to analyze the proposed NPRs as changes are communicated by the regulatory agencies.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands)	September 30, 2012	December 31, 2011
Tangible common equity ratio:
Total stockholders' equity	$481,810	$446,109
Accumulated other comprehensive income	(16,433)	(13,248)
Goodwill	(81,892)	(76,816)
Other intangible assets, net	(3,641)	(4,734)
Tangible common equity	$379,844	$351,311

Total assets	$3,887,427	$3,711,370
Goodwill	(81,892)	(76,816)
Other intangible assets, net	(3,641)	(4,734)
Tangible assets	$3,801,894	$3,629,820

Tangible common equity ratio	9.99%	9.68%
Tangible book value per common share	$15.26	$14.58
Outstanding Common Shares	24,896,136	24,091,042

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

Current economic data has shown that while the Mid-Atlantic region is outperforming most other markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased $20 million or 26% at September 30, 2012 compared to the balance at December 31, 2011. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”).

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

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed. Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans. Typically, all payments received on non-accrual loans are applied to the remaining principal balance of the loans. Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Any further collateral deterioration results in either further specific allowances being established or additional charge-offs. At such time an action plan is agreed upon for the particular loan an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation. A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company’s policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR’s). All restructurings that constitute concessions to a troubled borrower are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from disclosure as an impaired loan in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision increased in the third quarter of 2012 compared to the prior year period and also increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These increases were due primarily to the impact on the provision of the decline in historical losses at September 30, 2011 which caused the credit balance in the provision in the third quarter of 2011. Historical charge-offs represent a principal component in the application of the Company’s allowance methodology.

Substantially all of the fixed-rate residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of six to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for possible losses due to repurchases. Given its lack of history as to losses of this type, the Company believes that this reserve is adequate.

Allowance for Loan and Lease Losses

During 2012, there were no changes in the Company’s systematic methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the methodology’s estimation of the adequacy of the allowance as a result of the credit performance of borrowers. There was no unallocated allowance at September 30, 2012 or December 31, 2011, when measured against the total allowance.

At September 30, 2012, total non-performing loans and leases were $59 million, or 2.38% of total loans and leases, compared to $79 million, or 3.53% of total loans and leases, at December 31, 2011. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The lower amount of problem credits relative to the total credit portfolio combined with the reduction in the allowance results in a decline in the ratio of the allowance to problem credits. The allowance represented 72% of non-performing loans and leases at September 30, 2012 and 62% at December 31, 2011. Continued analysis of the actual loss history on the problem credits in 2011 and 2012 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics support management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $50.4 million, with specific allowances of $3.7 million against those loans at September 30, 2012, as compared to $67.6 million with allowances of $7.8 million, at December 31, 2011.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at both September 30, 2012 compared to 75% at December 31, 2011. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2012	December 31, 2011

Analysis of Allowance for Loan Losses:
Balance, January 1	$49,426	$62,135
Provision (credit) for loan and lease losses	2,481	1,428
Charge-offs:
Commercial business	(995)	(2,565)
Commercial real estate:
Commercial acquisition, development and construction	(3,257)	(1,780)
Commercial investor real estate	(3,581)	(868)
Commercial owner occupied real estate	(1,146)	(487)
Leasing	(8)	(1,072)
Consumer	(866)	(2,740)
Residential real estate:
Residential mortgage	(1,536)	(5,178)
Residential construction	(67)	(1,815)
Total charge-offs	(11,456)	(16,505)
Recoveries:
Commercial business	1,445	674
Commercial real estate:
Commercial acquisition, development and construction	257	1,238
Commercial investor real estate	98	3
Commercial owner occupied real estate	9	—
Leasing	23	18
Consumer	179	209
Residential real estate:
Residential mortgage	150	221
Residential construction	6	5
Total recoveries	2,167	2,368
Net charge-offs	(9,289)	(14,137)
Balance at end of period	$42,618	$49,426
Allowance for loan losses to loans	1.73%	2.21%
Annualized net charge-offs to average loans and leases	0.53%	0.66%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$44	$—
Commercial real estate:
Commercial AD&C	—	—
Commercial investor real estate	—	—
Commercial owner occupied real estate	—	—
Leasing	127	2
Consumer	18	165
Residential real estate:
Residential mortgage	116	167
Residential construction	—	243
Total loans and leases 90 days past due	305	577
Non-accrual loans and leases:
Commercial business	4,919	7,226
Commercial real estate:
Commercial AD&C	8,957	18,702
Commercial investor real estate	12,345	16,963
Commercial owner occupied real estate	13,742	14,709
Leasing	834	853
Consumer	1,607	1,786
Residential real estate:
Residential mortgage	3,644	5,722
Residential construction	3,236	5,719
Total non-accrual loans and lease	49,284	71,680
Total restructured loans - accruing	9,277	6,881
Total non-performing loans and leases	58,866	79,138
Other assets and real estate owned (OREO)	9,291	4,431
Total non-performing assets	$68,157	$83,569
Non-performing loans to total loans	2.38%	3.53%
Non-performing assets to total assets	1.75%	2.25%
Allowance for loan losses to non-performing loans	72.40%	62.46%

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

As a result of the acquisition of CommerceFirst’s loan portfolio, certain credit-related ratios of the Company may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

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

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2012	(1.11)%	0.60%	1.35%	0.49%	N/A	N/A	N/A	N/A
December 31, 2011	(4.09)%	(1.66)%	(0.06)%	0.11%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2011 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The primary contributor to the improved risk position with respect to net interest income was payoff of $80 million in overnight borrowings early in the first quarter of 2012 together with the restructure of an existing $40 million advance into a longer term during the third quarter of 2012. Loans acquired in the CommerceFirst acquisition resulted in an increase in the balance of short term loans included in the loan portfolio which results in higher interest income as rates are shocked up.

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

Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2012	(2.23)%	0.48%	2.46%	2.29%	N/A	N/A	N/A	N/A
December 31, 2011	(7.25)%	(5.16)%	(1.26)%	0.99%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved compared to year-end 2011 in all rising interest rate shock levels. The positive impact on EVE is caused by longer durations in several major deposit categories. The increased level of noninterest-bearing deposits resulting from the CommerceFirst acquisition also contributed to an increase in the market value of deposits and thus increasing the EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2012. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 73% of total interest-earning assets at September 30, 2012. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2012, show short-term investments exceeding short-term borrowings by $31 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $610 million was available for borrowing based on pledged collateral, with $405 million borrowed against it as of September 30, 2012. The line of credit at the Federal Reserve totaled $392 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2012. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at September 30, 2012, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2012. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2012.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2012, the Bank could have declared a dividend of $56 million to Bancorp. At September 30, 2012, Bancorp had liquid assets of $10 million.

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

	September 30,	December 31,
(In thousands)	2012	2011
Commercial	$158,049	$79,567
Real estate-development and construction	73,396	76,940
Real estate-residential mortgage	56,493	20,922
Lines of credit, principally home equity and business lines	662,899	621,422
Standby letters of credit	59,759	73,913
Total Commitments to extend credit and available credit lines	$1,010,596	$872,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. For the year ended December 31, 2011, the Company repurchased 23,592 shares of common stock. There were no repurchase transactions executed during the quarter ended September 30, 2012.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Cash Flows; (iv) The Condensed Consolidated Statements of Changes in Stockholders Equity; (v) related notes

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 9, 2012

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November 9, 2012

