Form 10-K
period 2012-12-31
SANDY SPRING BANCORP INC
filed 2013-03-18
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter was approximately $438 million, based on the closing sales price of $18.00 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 4, 2013.

Common stock, $1.00 par value – 24,909,565 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2013 (the "Proxy Statement").

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

PART I

Item 1. BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868 and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 49 community offices located in Central Maryland and Northern Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.0 billion in assets, the Company is the largest publicly traded banking company headquartered and operating in Maryland. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland and Northern Virginia. The Bank’s business footprint serves one of the better performing business regions in the country. Among combined metro areas in the U.S., the Washington-Baltimore-Northern Virginia Combined Statistical Area ranked third annually in total “Effective Buying Income”, with $242 billion according to the Maryland Department of Business & Economic Development. At June 30, 2012, with $2.6 billion of deposits in Maryland, Sandy Spring Bancorp had the largest deposit market share of any bank holding company headquartered in Maryland according to SNL Financial. The Baltimore-Washington area is a regional center for federal and state government services, service oriented businesses and various industries. Both areas are accessible to the fifth largest deepwater harbor in the nation, and have proximity to a large network of interstate and well maintained highways. As a consequence, the area is also a major provider of warehouse operations for retail distribution and logistics providers. Additionally, the region also has a high concentration of third party government service providers, in addition to hosting a robust technology sector. The employment in the health and education industries is also significant. On a consolidated basis, the area possesses a diverse blue-collar to white-collar business environment.

Maryland has the highest state median household income in the country at $70,004 for 2011, according to the U.S. Census Bureau. To complement its presence in the Maryland market, the Bank is expanding its number of community offices in Northern Virginia, which is home to nearly 2.6 million people. The Baltimore-Washington area has five out of the top ten most affluent counties in the United States, as measured by median household income, according to the U.S. Census Bureau. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor. The market area currently benefits from the presence and employment stability of the federal government and related service industries.

While the local economy continues to feel the lingering impact of the recent recession, the regional unemployment rate has remained below the national average according to the Bureau of Labor Statistics as of December, 2012. The workforce is relatively stable due to government and related employment opportunities and the presence of a diverse manufacturing base and service industries, and a better than average regional economic outlook. At year-end 2012 economic metrics on retail sales, mortgage delinquencies, office vacancies, personal income and median family income indicated generally positive economic signals when compared to the other areas of the United States. Management believes the regional economy has turned around and will continue to experience further recovery and expansion. Management believes that as the economy continues to recover, growth opportunities will present themselves that the Company can take advantage of while adequately managing credit risk.

Loan and Lease Products

The Company currently offers a complete menu of loan and lease products primarily in our identified market footprint that are discussed in detail below and on the following pages. These following sections should be read in conjunction with the section “Credit Risk” on page 40 of this report.

Residential Real Estate Loans

The residential real estate category contains loans principally to consumers secured by residential real estate. The Company's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and non-conforming mortgage loans.

Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Company (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. Substantially all fixed-rate conforming loans originated are sold in the secondary mortgage market. For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans is required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing substantially all of the Company's residential mortgage loans.

Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Company originates non-conforming loans for its own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. Non-conforming loans generated for sale include loans that may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less, and are included in residential mortgages held for sale. The Company's current practice is to sell both conforming and non-conforming loans on a servicing released basis.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender. Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2012, the Company had $9.3 million in SNC purchased outstanding and no SNC sold outstanding. During 2012, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2012, other financial institutions had $10.7 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $36.6 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

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

The Company makes commercial business loans. Commercial term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Company generally requires a first lien position on all collateral and requires guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or fixed for a term not to exceed five years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. Commercial business loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required monthly, quarterly or semi-annually depending on the degree to which the Company desires information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, an 80% or less advances on eligible receivables, a 50% or less advances on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager. Whenever appropriate and available, the Bank seeks governmental loan guarantees, such as the Small Business Administration loan programs, to reduce risks.

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

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products. To that end, the lead product to develop such relationships is typically a deposit product. Deposit growth will be relied upon to fund long-term future loan growth as the economy recovers.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The short overall average duration of 3.4 years of the investment portfolio together with the types of investments (92% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

Employees

The Company and its subsidiaries employed 707 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2012. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Sandy Spring Insurance Corporation (“SSIC”), a wholly owned subsidiary of the Bank, offers annuities as an alternative to traditional deposit accounts. SSIC operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff & Associates, an insurance agency located in Ocean City, Maryland. Both agencies face competition primarily from other insurance agencies and insurance companies. West Financial Services, Inc. (“WFS”), a wholly owned subsidiary of the Bank, is an asset management and financial planning company located in McLean, Virginia. The competition that WFS faces is primarily from other financial planners, banks, and financial management companies.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 2-1/2 to 45 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Deposit insurance assessments are based on total assets less tangible equity. The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset. Any remaining prepaid assets are to be repaid to financial institutions in the second quarter of 2013. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Sandy Spring Bank. Management cannot predict what insurance assessment rates will be in the future.

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

In June 2012, the Federal Reserve, FDIC and OCC issued three joint Notices of Proposed Rulemaking (“NPRs”) to address the implementation of the proposed Basel III regulatory capital framework for U.S. financial institutions, including proposed minimum capital requirements, definitions of qualifying capital instruments, and risk-weighted asset calculations. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. As proposed, it appears that the Company’s risk-weighted assets may increase primarily due to changes in the ranges of risk-weightings for residential mortgages and home equity loans. However, the effect of this change may be offset by revised definitions of qualifying capital instruments. The Company has analyzed the possible effect of the proposed NPRs and currently estimates that our risk-based capital ratios will exceed the proposed requirements on a fully phased-in basis. The regulatory agencies have asked financial institutions to comment on the NPRs and are expected to review the feedback and draft final rules, which could take some time to complete. As a result, the final rules may differ from the current NPRs, which currently provide for an extended phase-in over several years. The Company will continue to analyze the proposed NPRs as changes are communicated by the regulatory agencies.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2012 and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2012, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

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

Executive Officers

The following listing sets forth the name, age (as of February 28, 2013), principal position and recent business experience of each executive officer:

R. Louis Caceres, 50, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002. Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 60, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002. Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 54, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004. Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Joseph J. O'Brien, Jr., 49, became Executive Vice President for Commercial and Retail Banking on January 1, 2011. Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking. Additionally, on January 1, 2008, he became president of the Northern Virginia Market. Prior to joining the Bank, Mr. O'Brien was an Executive Vice President and senior lender for a local banking institution.

Daniel J. Schrider, 48, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009. Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

John D. Sadowski, 49, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Jeffrey A. Welch, 53, became an Executive Vice President and Chief Credit Officer of the Bank in 2008. Prior to joining the Bank, Mr. Welch served as a Senior Vice President of Commerce Bank.

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

The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular. The national economy recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Although the housing sector has improved and real estate prices have rebounded, the economy remains weak and consumer confidence is shaky, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

An allowance for loan and lease losses is maintained in an amount that is believed to be adequate to provide for probable losses inherent in the portfolio. The Company has an aggressive program to monitor credit quality and to identify loans and leases that may become non-performing, however, at any time there are loans and leases included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem credits. There can be no assurance that the ability exists to identify all deteriorating credits prior to them becoming non-performing assets, or that the Company will have the ability to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the Company’s allowance for loan and lease losses. These regulatory agencies may require an increase in the provision for loan and lease losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan and lease losses could have a negative effect on the financial condition and results of operations of the Company.

If non-performing assets increase, earnings will be adversely impacted.

At December 31, 2012, non-performing assets, which are comprised of non-accrual loans and other real estate owned, totaled $63.8 million, or 1.61%, of total assets, compared to non-performing assets of $83.6 million, or 2.25% of total assets at December 31, 2011. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan and lease losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected. A further downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans. There can be no assurance that non-performing loans will not experience an increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Any delays in the Company’s ability to foreclose on delinquent mortgage loans may negatively impact the Company’s business.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2012, the Company’s interest rate sensitivity simulation model projected that net interest income would increase by 1.26% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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

At December 31, 2012, goodwill totaled $84.8 million. Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2012.

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

The market price for the Company’s common stock has fluctuated, ranging between $16.66 and $19.87 per share during the 12 months ended December 31, 2012. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

Market competition may decrease the Company’s growth or profits.

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

The Dodd-Frank Act imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on the Company’s business are: changes to regulatory capital requirements; exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital; creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products); potential limitations on federal preemption; changes to deposit insurance assessments; regulation of debit interchange fees; changes in retail banking regulations, including potential limitations on certain fees the Company may charge; and changes in regulation of consumer mortgage loan origination and risk retention. Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition.

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

Any changes in the Federal or State tax laws may negatively impact the Company’s financial performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2012, Sandy Spring Bank owned 13 of its 49 full-service community banking centers and leased the remaining banking centers. See Note 7 to the Notes to the Consolidated Financial Statements for additional information.

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

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”. At March 1, 2013 there were 2,480 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. Shareholders received quarterly cash common dividends totaling $11.9 million in 2012, $8.3 million in 2011and $0.9 million in 2010. Dividends have increased from 2010 through 2012 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which commenced on July 1, 2001, totaled 30,795 in 2012 and 33,284 in 2011, while issuances pursuant to exercises of stock options and grants of restricted stock were 50,418 and 32,890 in the respective years. Shares issued under the director stock purchase plan totaled 1,083 shares in 2012 and 1,833 shares in 2011.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2012			2011
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$17.01	$19.87	$0.10	$16.19	$19.94	$0.08
2nd	$16.66	$18.74	0.12	$16.86	$19.31	0.08
3rd	$17.58	$19.85	0.12	$13.64	$19.27	0.08
4th	$16.75	$19.81	0.14	$13.96	$18.78	0.10
Total			$0.48			$0.34

Issuer Purchases of Equity Securities

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during 2012. The Company repurchased 23,592 shares of common stock at an average price of $14.16 per share during the year ended December 31, 2011.

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2007, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2007, in the common stock and the securities included in the indexes.

	December 31,
Index	2007	2008	2009	2010	2011	2012
Sandy Spring Bancorp, Inc.	100.00	82.00	34.35	71.38	69.32	78.72
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
SASR Peer Group Index*	100.00	107.74	73.92	94.80	76.57	88.88

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

Equity Compensation Plans

The following table presents disclosures regarding equity compensation plans in existence at December 31, 2012, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	440,453	$29.17	1,089,814

Equity compensation plans not approved by security holders	-	-	-

Total	440,453	$29.17	1,089,814

Item 6. Selected Financial Data

Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Results of Operations:
Tax-equivalent interest income	$149,244	$145,072	$153,185	$160,069	$173,389
Interest expense	22,651	26,524	32,742	51,522	60,386
Tax-equivalent net interest income	126,593	118,548	120,443	108,547	113,003
Tax-equivalent adjustment	5,374	5,602	4,836	4,839	4,544
Provision for loan and lease losses	3,649	1,428	25,908	76,762	33,192
Net interest income after provision for loan and lease losses	117,570	111,518	89,699	26,946	75,267
Non-interest income	46,956	43,500	43,782	43,356	45,525
Non-interest expenses	109,927	105,071	100,912	101,154	101,371
Income (loss) before taxes	54,599	49,947	32,569	(30,852)	19,421
Income tax expense (benefit)	18,045	15,845	9,049	(15,997)	3,642
Net income (loss)	36,554	34,102	23,520	(14,855)	15,779
Net income (loss) available to common stockholders	36,554	34,102	17,371	(19,665)	15,445

Per Share Data:
Net income (loss) - basic per share	$1.49	$1.42	$1.05	$(0.90)	$0.96
Net income (loss) - basic per common share	1.49	1.42	0.78	(1.20)	0.94
Net income (loss) -diluted per share	1.48	1.41	1.05	(0.90)	0.96
Net income (loss) - diluted per common share	1.48	1.41	0.78	(1.20)	0.94
Dividends declared per common share	0.48	0.34	0.04	0.37	0.96
Book value per common share	19.41	18.52	16.95	17.80	19.05
Dividends declared to diluted net income per common share	32.43%	24.11%	5.13%	n/m %	102.12%

Period End Balances:
Assets	$3,955,206	$3,711,370	$3,519,388	$3,630,478	$3,313,638
Investment securities	1,075,032	1,164,699	1,042,943	1,023,799	492,491
Loans and leases	2,531,128	2,239,692	2,156,232	2,298,010	2,490,646
Deposits	2,913,034	2,656,520	2,549,872	2,696,842	2,365,257
Borrowings	526,987	584,021	537,001	535,646	522,658
Stockholders’ equity	483,512	446,109	407,569	373,586	391,862

Average Balances:
Assets	$3,780,084	$3,581,566	$3,612,988	$3,557,234	$3,152,586
Investment securities	1,062,377	1,129,981	1,039,126	824,802	428,479
Loans and leases	2,415,459	2,161,759	2,236,885	2,416,470	2,420,040
Deposits	2,777,098	2,614,220	2,611,009	2,599,284	2,284,648
Borrowings	510,704	518,784	534,629	535,272	513,237
Stockholders’ equity	465,719	422,681	441,195	389,221	324,995

Performance Ratios:
Return on average assets	0.97%	0.95%	0.48%	(0.55)%	0.49%
Return on average common equity	7.85	8.07	4.56	(6.35)	4.84
Yield on average interest-earning assets	4.24	4.37	4.58	4.85	6.02
Rate on average interest-bearing liabilities	0.89	1.06	1.27	1.97	2.56
Net interest spread	3.35	3.31	3.31	2.88	3.46
Net interest margin	3.60	3.57	3.60	3.29	3.92
Efficiency ratio – GAAP (1)	65.36	67.16	63.31	68.78	65.83
Efficiency ratio – Non-GAAP (1)	60.94	63.75	60.36	64.37	59.69

Capital Ratios:
Tier 1 leverage	10.98%	10.84%	10.30%	9.09%	11.00%
Tier 1 capital to risk-weighted assets	14.15	14.57	14.11	12.01	12.56
Total regulatory capital to risk-weighted assets	15.40	15.83	15.37	13.27	13.82
Tangible common equity to tangible assets - Non-GAAP(2)	9.94	9.68	9.51	5.95	7.18
Average equity to average assets	12.32	11.80	12.21	10.94	10.31

Credit Quality Ratios:
Allowance for loan losses to loans and leases	1.70%	2.21%	2.88%	2.81%	2.03%
Non-performing loans to total loans	2.29	3.53	4.08	5.82	2.79
Non-performing assets to total assets	1.61	2.25	2.78	3.89	2.18
Net charge-offs to average loans and leases	0.42	0.66	1.27	2.61	0.32

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”
(2)	See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2012 totaled $36.6 million ($1.48 per diluted share), compared to net income of $34.1 million ($1.41 per diluted share) for the prior year. These results reflect the following events:

•	Net interest income increased 7% in 2012 compared to 2011. This increase was due primarily to growth in average interest-earning assets, largely resulting from higher-earning commercial loans added in the acquisition of CommerceFirst Bancorp, Inc. (“CommerceFirst”) and organic loan growth. Combined with an improved deposit mix, these factors more than offset lower overall earning asset yields.
•	The provision for loan and lease losses totaled $3.6 million for 2012 compared to $1.4 million for 2011. The increase in the provision for 2012 compared to the prior year was due primarily to a decline in historical losses in 2011 which caused a credit balance in the provision for the third quarter of 2011, thus reducing the full year provision.
•	Non-interest income increased $3.5 million or 8% for 2012 compared to 2011 due largely to growth in income from mortgage banking activities due to a higher volume of refinancing activity.
•	Total loans at December 31, 2012 increased 13% compared to the balance at December 31, 2011. This improvement was driven primarily by the growth in loans mentioned above.

In 2012, the Mid-Atlantic region in which the Company operates continued to show slow but steady economic improvement. Concerns over a struggling national economy and possible large federal government spending cuts and tax increases (“the fiscal cliff”) at year-end continued to impede both the regional and national economic outlook. While the housing markets have improved, this sector is still significantly below levels experienced in prior economic recoveries. The positive trends in housing and consumer spending have been offset by a contraction in manufacturing and stubbornly high unemployment which have caused uncertainty on the part of both large and small businesses which has limited economic expansion. The financial stability of the European Union continues to be an underlying volatility factor. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin increased to 3.60% in 2012 compared to 3.57% for 2011. During 2012, the growth in average interest-earning assets and noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. Average total deposits increased 6%, compared to the prior year, while average loans increased 12% compared to 2011.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $63.8 million at December 31, 2012 from $83.6 million at December 31, 2011. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.61% of total assets at December 31, 2012 compared to 2.25% at December 31, 2011. The ratio of net charge-offs to average loans and leases was .42% for 2012, compared to .66% for the prior year.

At December 31, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 6% to $15.43 from $14.58 at December 31, 2011.

Total assets at December 31, 2012 increased 7% compared to December 31, 2011. Loan balances increased 13% compared to the prior year end due primarily to increases of 15% in residential mortgage and construction loans and 16% in commercial loans, which were somewhat offset by a 1% decrease in consumer loans. The increase in commercial loans was due to organic loan growth during the year and the CommerceFirst acquisition during the second quarter of 2012. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 9% compared to balances at December 31, 2011, again due largely to the CommerceFirst acquisition. The increase in customer funding sources was driven primarily by a combined increase of 25% in interest-bearing and noninterest-bearing checking accounts and an increase of 17% in regular savings accounts. These increases were somewhat offset by a 10% decline in certificates of deposit. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $484 million due to stock issued in connection with the CommerceFirst acquisition and net income in 2012.

Net interest income increased by $8.3 million, or 7% compared to the prior year. The effects of a 17 basis point decrease in the cost of interest-bearing liabilities, growth of 19% in average noninterest-bearing deposits, 6% growth in average interest-earning assets and a 24% decrease in non-performing assets more than offset a decline of 13 basis points in the yield on average interest-earning assets.

Non-interest income increased 8% in 2012 compared to 2011. Income from mortgage banking activities increased 87% due to higher volumes and increased average gains from refinancing activity in the current year. In addition, other non-interest income increased 17% over the prior year due to higher gains on asset dispositions and vendor incentives. These increases were somewhat offset by a decrease of 6% in service charges on deposits due to lower overdraft fees.

Non-interest expenses increased 5% in 2012 compared to the prior year due primarily to higher salaries and benefits expenses, outside data services costs and professional fees primarily resulting from the CommerceFirst acquisition. These increases were somewhat offset by a 19% decrease in FDIC insurance expense due primarily to improved financial ratios compared to 2011.

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

The Company’s allowance for loan and lease losses has two basic components: a general allowance reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report. The amount of the allowance is reviewed monthly by the Credit and Investment Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

The general allowance comprised 88% of the total allowance at December 31, 2012 and 84% at December 31, 2011. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

At December 31, 2012, the specific allowance accounted for 12% of the total allowance as compared to 16% at December 31, 2011. The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the second step, described above, of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking and Investment Management segments. At September 30, 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. These assets are amortized over their estimated useful lives on a straight-line basis over varying periods that initially did not exceed 15 years.

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

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2012			2011			2010
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$503,963	$21,281	4.22%	$457,886	$21,971	4.80%	$464,462	$24,838	5.35%
Residential construction loans	125,295	4,581	3.66	89,823	3,410	3.80	88,729	4,037	4.55
Commercial ADC loans	147,881	7,721	5.22	149,571	6,819	4.56	157,879	6,459	4.09
Commercial investor real estate loans	421,505	23,167	5.50	349,447	20,213	5.78	335,141	20,174	6.02
Commercial owner occupied real estate loans	554,397	30,236	5.45	511,692	30,197	5.90	512,008	30,820	6.02
Commercial business loans	299,462	16,511	5.51	229,825	11,344	4.94	264,281	13,329	5.04
Leasing	5,117	326	6.36	10,505	707	6.73	20,682	1,460	7.06
Consumer loans	357,839	12,592	3.52	363,010	13,271	3.68	393,703	15,206	3.88
Total loans and leases (3)	2,415,459	116,415	4.82	2,161,759	107,932	5.00	2,236,885	116,323	5.20
Taxable securities	774,030	19,254	2.49	885,023	23,471	2.65	875,292	25,630	2.93
Tax-exempt securities (4)	288,347	13,463	4.67	244,958	13,590	5.55	163,834	11,052	6.75
Interest-bearing deposits with banks	42,668	111	0.26	30,270	77	0.25	69,755	177	0.25
Federal funds sold	724	1	0.18	1,337	2	0.14	1,773	3	0.17
Total interest-earning assets	3,521,228	149,244	4.24	3,323,347	145,072	4.37	3,347,539	153,185	4.58

Less: allowance for loan and lease losses	(46,260)			(56,770)			(69,393)
Cash and due from banks	46,588			45,721			44,736
Premises and equipment, net	48,875			49,047			48,738
Other assets	209,653			220,221			241,368
Total assets	$3,780,084			$3,581,566			$3,612,988

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$385,004	344	0.09%	$340,110	364	0.11%	$292,106	324	0.11%
Regular savings deposits	212,659	199	0.09	184,050	183	0.10	165,032	164	0.10
Money market savings deposits	877,546	1,943	0.22	859,608	3,547	0.41	890,187	5,015	0.56
Time deposits	566,658	4,871	0.86	611,192	6,908	1.13	706,487	11,431	1.62
Total interest-bearing deposits	2,041,867	7,357	0.36	1,994,960	11,002	0.55	2,053,812	16,934	0.82
Other borrowings	70,477	204	0.29	78,207	212	0.27	89,932	269	0.30
Advances from FHLB	405,227	14,131	3.49	405,577	14,397	3.55	409,697	14,599	3.56
Subordinated debentures	35,000	959	2.74	35,000	913	2.61	35,000	940	2.69
Total interest-bearing liabilities	2,552,571	22,651	0.89	2,513,744	26,524	1.06	2,588,441	32,742	1.27

Noninterest-bearing demand deposits	735,231			619,260			557,197
Other liabilities	26,563			25,881			26,155
Stockholders' equity	465,719			422,681			441,195
Total liabilities and stockholders' equity	$3,780,084			$3,581,566			$3,612,988

Net interest income and spread		$126,593	3.35%		$118,548	3.31%		$120,443	3.31%
Less: tax-equivalent adjustment		5,374			5,602			4,836
Net interest income		$121,219			$112,946			$115,607

Interest income/earning assets			4.24%			4.37%			4.58%
Interest expense/earning assets			0.64			0.80			0.98
Net interest margin			3.60%			3.57%			3.60%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2012 and 2011. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.4 million and $5.6 million in 2012 and 2011, respectively.
(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

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

2012 vs. 2011

Net interest income for 2012 was $121.2 million compared to $112.9 million for 2011. On a tax-equivalent basis, net interest income for 2012 was $126.6 million compared to $118.5 million for 2011, an increase of 7%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.60% for 2012 compared to 3.57% for 2011. Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 2% in 2012. Average noninterest-bearing deposits increased 19% in 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 26% for 2012 compared to 24% for 2011.

2011 vs. 2010

Net interest income for 2011 was $112.9 million compared to $115.6 million for 2010. On a tax-equivalent basis, net interest income decreased by 2% for 2011 to $118.5 million from $120.4 million for 2010 while the net interest margin decreased to 3.57% for 2011 compared to 3.60% for 2010. Average interest-earning assets decreased by 1% while average interest-bearing liabilities decreased 3% in 2011. Average noninterest-bearing deposits increased 11% in 2011 while the percentage of average noninterest-bearing deposits to total deposits also increased to 24% in 2011 compared to 21% in 2010.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2012 vs. 2011			2011 vs. 2010
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$8,483	$12,454	$(3,971)	$(8,391)	$(3,860)	$(4,531)
Securities	(4,344)	(2,156)	(2,188)	379	3,095	(2,716)
Other earning assets	33	29	4	(101)	(102)	1
Total interest income	4,172	10,327	(6,155)	(8,113)	(867)	(7,246)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	(20)	50	(70)	40	49	(9)
Regular savings deposits	16	28	(12)	19	20	(1)
Money market savings deposits	(1,604)	71	(1,675)	(1,468)	(170)	(1,298)
Time deposits	(2,037)	(475)	(1,562)	(4,523)	(1,395)	(3,128)
Total borrowings	(228)	(242)	14	(286)	(480)	194
Total interest expense	(3,873)	(568)	(3,305)	(6,218)	(1,976)	(4,242)
Net interest income	$8,045	$10,895	$(2,850)	$(1,895)	$1,109	$(3,004)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2012 vs. 2011

The Company's total tax-equivalent interest income increased 3% for 2012 compared to the prior year. The previous table shows that, in 2012, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income.

In 2012, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 12% compared to the prior year. This growth was primarily in the owner occupied and investor real estate, commercial business and residential construction and mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 18 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 52 basis points in the yield in the residential mortgage portfolio together with a decrease of 8 basis points in the yield in the overall commercial loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 20 basis points while the average balance of the portfolio decreased 6% or $68 million in 2012 compared to 2011. The decline in investments was necessary to fund growth in the loan portfolio and the CommerceFirst acquisition in the second quarter of 2012. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

2011 vs. 2010

Interest income decreased by $8.1 million or 5% in 2011 compared to 2010 due primarily to a decline in earning asset yields with respect to both the loan and investment portfolios and, to some extent, a decrease in average loans and leases. The yield on average loans and leases decreased by 20 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. In addition, the average balance of the loan portfolio declined 3% in 2011 compared to the prior year as the volume of quality loan demand remained low due to the struggling economy. The decline in the portfolio yield was driven by decreases in all three of the major portfolio segments. The decrease in the average balance of the loan portfolio was driven mainly by declines in commercial business loans, due to soft market demand, and consumer loans, due to pay downs of conventional second mortgage loans and installment loans. The average yield on investment securities decreased 25 basis points while the average balance of the portfolio increased 9% or $91 million in 2011 compared to the prior year. The growth in investments was due to liquidity provided primarily by the decline in loan balances while the decrease in the yield on investments was due to the fact that a significant portion of the portfolio was invested in amortizing securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

2012 vs. 2011

Interest expense decreased by $3.9 million or 15% in 2012 compared to 2011, primarily as a result of a 17 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during 2012 was driven by the CommerceFirst acquisition and by clients’ emphasis on safety and liquidity as average total deposits increased 6% for the year compared to the prior year. This increase was driven by increases of $161 million or 17% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $29 million or 16% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $45 million or 7% in 2012 compared to 2011. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. This largely offset the growth in certificates of deposit from the CommerceFirst acquisition. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 6 basis points for 2012 compared to 2011 due primarily to the restructuring of $120 million of such advances into longer term lower rate instruments during the fourth quarter of 2012. Average balances of money market accounts increased 2% in 2012 compared 2011 as clients maintained liquidity as mentioned above.

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

Interest Rate Performance

2012 vs. 2011

The Company’s net interest margin increased to 3.60% for 2012 compared to 3.57% in 2011 while the net interest spread increased to 3.35% in 2012 compared to 3.31% in 2011. The increase in the net interest margin was due primarily to the combination of increased average loan balances, lower rates on money market and time deposits and higher balances of noninterest-bearing deposits.

2011 vs. 2010

The declining trend in the net interest margin narrowed to a decrease of only 3 basis points in 2011 compared to 2010, as the net interest spread remained even in 2011 compared to 2010. These two indicators of interest rate performance reflected a decline of 21 basis points in both the yield on interest-earning assets and the rates paid on interest-bearing liabilities.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

				2012/2011	2012/2011	2011/2010	2011/2010
(Dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Securities gains	$459	$292	$796	$167	57.2%	$(504)	(63.3)%
Total other-than-temporary impairment ("OTTI") losses	(109)	(178)	(1,505)	69	(38.8)	1,327	(88.2)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	18	993	(18)	(100.0)	(975)	(98.2)
Net OTTI recognized in earnings	(109)	(160)	(512)	51	(31.9)	352	(68.8)
Service charges on deposit accounts	8,910	9,527	10,326	(617)	(6.5)	(799)	(7.7)
Mortgage banking activities	6,032	3,228	3,664	2,804	86.9	(436)	(11.9)
Wealth management income	15,949	15,646	13,725	303	1.9	1,921	14.0
Insurance agency commissions	4,490	4,650	5,229	(160)	(3.4)	(579)	(11.1)
Income from bank owned life insurance	2,616	2,636	2,800	(20)	(0.8)	(164)	(5.9)
Visa check fees	3,887	3,637	3,325	250	6.9	312	9.4
Letter of credit fees	992	1,123	1,019	(131)	(11.7)	104	10.2
Extension fees	590	406	594	184	45.3	(188)	(31.6)
Other income	3,140	2,515	2,816	625	24.9	(301)	(10.7)
Total non-interest income	$46,956	$43,500	$43,782	$3,456	7.9	$(282)	(0.6)

2012 vs. 2011

Total non-interest income was $47.0 million for 2012 compared to $43.5 million for 2011. As shown in the table above, the primary drivers of non-interest income for 2012 were increases in income from mortgage banking activities and other non-interest income.

Income from mortgage banking activities increased in 2012 compared to 2011 due primarily to higher loan origination volumes and higher average gains on sales, due to both increased refinancing activity and steadily declining rates during the period. In addition, other non-interest income increased compared to the prior year due mainly to higher gains from asset dispositions and other fees.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary and fees on sales on investment products and services. During 2012, wealth management income increased 2% compared to the prior year. Trust services fees increased 7% compared to the prior year period, due to an increase in assets under management and other one-time fees. Investment management fees in West Financial Services increased 4% for 2012 compared to 2011, also due to higher assets under management. Fees on sales of investment products and services decreased 11% for the year as assets under management declined. Overall total assets under management increased to $2.2 billion at December 31, 2012 compared to $2.1 billion at December 31, 2011.

Income from Visa check fees increased for 2012 compared to the prior year due to a higher volume of electronic transactions while service charges on deposits decreased in 2012 compared to 2011 due primarily to a decline in overdraft fees.

Insurance agency commissions decreased 3% in 2012 compared to the prior year due primarily to lower commercial property and casualty revenues. Income from bank owned life insurance remained virtually even for 2012 compared to the prior year. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $83.7 million at December 31, 2012 and $81.1 million at December 31, 2011 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 5.29% for 2012 compared to 5.50% for 2011.

Net OTTI losses recognized in earnings in 2012 were $109 thousand compared to $160 thousand for the prior year. The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the year.

Other non-interest income increased 25% in 2012 compared to 2011 due primarily to gains on sales of property and equipment and vendor incentive fees.

2011 vs. 2010

Total non-interest income was $43.5 million in 2011 compared to $43.8 million in 2010. As shown in the table above, the primary drivers of the decrease in non-interest income for 2011 compared to 2010 were decreases in service charges on deposits resulting from lower overdraft fees due to legislation and insurance agency commissions due primarily to a change in the timing of the recognition of renewal premiums that was implemented in 2010. These decreases were largely offset by increases in wealth management revenues due to higher assets under management as a result of market activity and the addition of new clients. Visa check fees increased due to higher volumes of electronic transactions. Net OTTI losses recognized in earnings in 2011 declined compared to 2010 due largely to improved performance by the banks and thrifts whose debt backs one pooled trust preferred security which was solely responsible for all OTTI charges during 2011 and 2010.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2012/2011	2012/2011	2011/2010	2011/2010
(Dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$62,509	$59,625	$55,470	$2,884	4.8%	$4,155	7.5%
Occupancy expense of premises	12,010	11,519	11,477	491	4.3	42	0.4
Equipment expenses	4,871	4,705	4,808	166	3.5	(103)	(2.1)
Marketing	2,651	2,389	2,359	262	11.0	30	1.3
Outside data services	5,019	4,159	3,992	860	20.7	167	4.2
FDIC insurance	2,573	3,187	4,497	(614)	(19.3)	(1,310)	(29.1)
Amortization of intangible assets	1,881	1,845	1,959	36	2.0	(114)	(5.8)
Professional fees	6,309	4,942	5,586	1,367	27.7	(644)	(11.5)
Other real estate owned	905	2,412	976	(1,507)	(62.5)	1,436	147.1
Postage and delivery	1,255	1,257	1,328	(2)	(0.2)	(71)	(5.3)
Communications	1,596	1,433	1,433	163	11.4	-	-
Other expenses	8,348	7,598	7,027	750	9.9	571	8.1
Total non-interest expense	$109,927	$105,071	$100,912	$4,856	4.6	$4,159	4.1

2012 vs. 2011

Non-interest expenses totaled $109.9 million in 2012 compared to $105.1 million in 2011, an increase of 5%. This growth in expenses was due primarily to increases in salaries and benefits expenses, outside data services costs and professional fees, largely as a result of merger expenses incurred in conjunction with the CommerceFirst acquisition. These increases were partially offset by a decrease in other real estate owned expenses due to a lower volume of sales of such properties and a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2012 due primarily to higher compensation expenses as a result of the CommerceFirst acquisition and due to merit increases and higher health benefits costs. The average number of full-time equivalent employees remained relatively constant in 2012 compared to 2011.

Outside data services expenses increased in 2012 compared to the prior year due primarily to software expenses related to the Company’s merger with CommerceFirst. Occupancy expenses increased for 2012 compared to 2011 due to higher rental expenses due to a larger branch network. This expense was somewhat offset by lower grounds maintenance and utilities expenses as a result of unseasonably mild weather during much of 2012. Equipment expenses increased in 2012 over the prior year due to higher depreciation and software expenses. Marketing expenses increased in 2012 compared to 2011 due to higher advertising costs while amortization of intangible assets remained level in 2012 compared to 2011. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately two years at December 31, 2012.

FDIC insurance expense decreased in 2012 compared to 2011 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011. Professional fees increased in 2012 compared to 2011 due primarily to higher legal and consulting fees related to the CommerceFirst acquisition mentioned above and from loan workouts.

Other real estate owned expenses decreased in 2012 compared to 2011 as the Company opted in 2011 to liquidate a number of other real estate owned properties in order to reduce non-performing assets. Other non-interest expenses increased in 2012 compared to 2011 due mainly to an increase in the Company’s reserve for recourse with respect to sales of mortgage loans.

2011 vs. 2010

Non-interest expenses totaled $105.1 million in 2011 compared to $100.9 million in the prior year, an increase of 4%. Salaries and employee benefits, the largest component of non-interest expenses, increased in 2011 due primarily to higher compensation expenses as a result of specific targeted staff additions, merit increases and higher incentive compensation expenses related to organic growth in specific product offerings compared to the prior year. The number of average full-time equivalent employees remained relatively constant from 2010 to 2011. FDIC insurance expense decreased in 2011 compared to 2010 due to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The non-GAAP efficiency ratio decreased in 2012 compared to the prior year due primarily to an increase in net interest income, and to a lesser extent, an increase in non-interest income. The GAAP efficiency ratio decreased in 2012 compared to 2011 due to the impact of higher net interest income and non-interest income which offset an increase in non-interest expenses driven by merger expenses from the CommerceFirst acquisition.

In addition, the Company uses pre-tax pre-provision pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in 2012 compared to the prior year due primarily to higher net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Pre-tax pre-provision pre-merger expense income:
Net income	$36,554	$34,102	$23,520	$(14,855)	$15,779
Plus non-GAAP adjustment:
Merger expenses	2,500	-	-	-	-
Income taxes	18,045	15,845	9,049	(15,997)	3,642
Provision for loan and lease losses	3,649	1,428	25,908	76,762	33,192
Pre-tax pre-provision pre-merger expense income	$60,748	$51,375	$58,477	$45,910	$52,613

GAAP efficiency ratio:
Non-interest expenses	$109,927	$105,071	$100,912	$101,154	$101,371

Net interest income plus non-interest income	$168,175	$156,446	$159,389	$147,064	$153,984

GAAP efficiency ratio	65.36%	67.16%	63.31%	68.78%	65.83%

Non-GAAP efficiency ratio:
Non-interest expenses	$109,927	$105,071	$100,912	$101,154	$101,371
Plus non-GAAP adjustment:
Pension prior service credit	-	-	-	-	1,473
Less non-GAAP adjustment:
Amortization of intangible assets	1,881	1,845	1,959	3,646	4,447
Goodwill impairment loss	-	-	-	-	4,159
Merger expenses	2,500	-	-	-	-
Non-interest expenses - as adjusted	$105,546	$103,226	$98,953	$97,508	$94,238

Net interest income plus non-interest income	$168,175	$156,446	$159,389	$147,064	$153,984
Plus non-GAAP adjustment:
Tax-equivalent income	5,374	5,602	4,836	4,839	4,544
Less non-GAAP adjustments:
Securities gains	459	292	796	418	663
OTTI recognized in earnings	(109)	(160)	(512)	-	-
Net interest income plus non-interest income - as adjusted	$173,199	$161,916	$163,941	$151,485	$157,865

Non-GAAP efficiency ratio	60.94%	63.75%	60.36%	64.37%	59.70%

Income Taxes

The Company had income tax expense of $18.0 million in 2012, compared to expense of $15.8 million in 2011 and $9.0 million in 2010. The resulting effective rates were 33% for 2012, 32% for 2011 and 28% for 2010. The increase in the effective tax rate in both 2012 and 2011 over their respective prior years was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

FINANCIAL CONDITION

The Company's total assets were $4.0 billion at December 31, 2012, increasing $244 million or 7% compared to $3.7 billion at December 31, 2011. Interest-earning assets increased $217 million to $3.7 billion at December 31, 2012 compared to December 31, 2011. The increase in interest-earning assets was primarily due to the CommerceFirst acquisition in the second quarter of 2012 which added $172 million in interest-earning assets at the date of the acquisition.

Loans and Leases

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$523,364	20.7%	$448,662	20.0%	$74,702	16.7%
Residential construction	120,314	4.8	108,699	4.9	11,615	10.7
Commercial real estate:
Commercial owner occupied real estate	571,510	22.6	522,076	23.3	49,434	9.5
Commercial investor real estate	456,888	18.0	371,948	16.6	84,940	22.8
Commercial acquisition, development and construction	151,933	6.0	160,946	7.2	(9,013)	(5.6)
Commercial Business	346,708	13.7	260,327	11.6	86,381	33.2
Leases	3,421	0.1	6,954	0.3	(3,533)	(50.8)
Consumer	356,990	14.1	360,080	16.1	(3,090)	(0.9)
Total loans and leases	$2,531,128	100.0%	$2,239,692	100.0%	$291,436	13.0

Total loans and leases, excluding loans held for sale, increased $291 million or 13% at December 31, 2012 compared to December 31, 2011. Excluding the loans acquired in the second quarter through the CommerceFirst transaction, total loans and leases increased $136 million or 6%. The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 15% increase at December 31, 2012 compared to December 31, 2011. Permanent residential mortgages, most of which are 1-4 family, increased 17% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 11% at December 31, 2012 compared to the balance at December 31, 2011 due to increased construction activity as a result of mild weather conditions and low interest rates.

The commercial loan portfolio increased by $212 million to $1.5 billion at December 31, 2012 compared to the prior year end largely due to the CommerceFirst acquisition. The increase in commercial loans was due to a 33% increase in commercial business loans, a 23% increase in commercial investor real estate loans and a 9% increase in commercial owner occupied real estate loans at December 31, 2012 compared to December 31, 2011. Commercial ADC loans decreased 6% at December 31, 2012 compared to December 31, 2011 as the Company reduced its exposure to this segment of the portfolio. Excluding the effect of the CommerceFirst acquisition, the commercial loan portfolio increased 4% or $57 million due primarily to increases of 12% in commercial investor real estate loans and 8% in commercial business loans.

The consumer loan portfolio remained virtually level at $357 million at December 31, 2012 compared to December 31, 2011. Equity lines of credit increased 3% in 2012. This increase was offset by declines in installment loans and conventional second mortgage loans due to weak consumer demand as a result of the state of the regional and national economy.

Analysis of Loans and Leases

The trends in the composition of the loan and lease portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2012	%	2011	%	2010	%	2009	%	2008	%
Residential real estate:
Residential mortgage	$523,364	20.7%	$448,662	20.0%	$436,534	20.2%	$457,414	19.9%	$457,571	18.4%
Residential construction	120,314	4.8	108,699	4.9	91,273	4.2	92,283	4.0	189,249	7.6
Commercial real estate:
Commercial mortgage*	1,028,398	40.6	894,024	39.9	831,068	38.6	894,951	39.0	847,452	34.0
Commercial AD&C*	151,933	6.0	160,946	7.2	151,061	7.0	131,789	5.7	223,169	9.0
Commercial business	346,708	13.7	260,327	11.6	250,255	11.6	296,220	12.9	333,758	13.4
Leases	3,421	0.1	6,954	0.3	15,551	0.7	25,704	1.1	33,220	1.3
Consumer	356,990	14.1	360,080	16.1	380,490	17.7	399,649	17.4	406,227	16.3
Total loans and leases	$2,531,128	100.0%	$2,239,692	100.0%	$2,156,232	100.0%	$2,298,010	100.0%	$2,490,646	100.0%

*	Prior to 2010, the commercial mortgage category included loans on raw land or for projects that had not begun any construction activities. Subsequent to December 31, 2009, these loans were included in the commercial AD&C loan portfolio.

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2012
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$71,884	$47,473	$957	$120,314
Commercial AD&C loans	136,098	11,550	4,285	151,933
Commercial business loans (1)	237,890	97,241	11,577	346,708
Total	$445,872	$156,264	$16,819	$618,955

Rate Terms:
Fixed	$53,788	$80,735	$15,962	$150,485
Variable or adjustable	392,084	75,529	857	468,470
Total	$445,872	$156,264	$16,819	$618,955

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 8% or $90 million to $1.1 billion at December 31, 2012, from $1.2 billion at December 31, 2011.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

	At December 31,
(Dollars in thousands)	2012	%	2011	%	2010	%
Available-for-Sale: (1)
U.S. government agencies and corporations	$156,428	14.6%	$200,252	17.2%	$306,705	29.4%
State and municipal	174,491	16.3	173,111	14.9	107,537	10.3
Mortgage-backed (2)	490,479	45.6	570,144	48.9	486,961	46.7
Corporate debt	1,996	0.2	1,978	0.2	-	-
Trust preferred	1,465	0.1	5,716	0.5	5,980	0.6
Marketable equity securities	723	-	100	-	100	-
Total available-for-sale securities (3)	825,582	76.8	951,301	81.7	907,283	87.0

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,498	6.0	54,983	4.7	-	-
State and municipal	150,995	14.1	123,075	10.6	101,091	9.7
Mortgage-backed (2)	321	-	407	-	499	-
Other equity securities	33,636	3.1	34,933	3.0	34,070	3.3
Total held-to-maturity and other equity securities	249,450	23.2	213,398	18.3	135,660	13.0
Total securities (3)	$1,075,032	100.0%	$1,164,699	100.0%	$1,042,943	100.0%

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2012, 2011 or 2010.

During 2012, the decrease in the investment portfolio was due primarily to maturities and calls of securities, the proceeds of which were used to fund the organic growth in the loan portfolio. The decrease in available-for-sale securities was due largely to calls mentioned above while the increase in held-to-maturity securities was due primarily to a change in management’s internal guidelines with respect to the composition of the portfolio.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.4 years at December 31, 2012 and 3.1 years at December 31, 2011. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At December 31, 2012, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had incurred credit-related OTTI of $0.1 million, which was recognized in earnings for the twelve months ended December 31, 2012. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through December 31, 2012. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at December 31, 2012. This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at December 31, 2012.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2012 are presented in the following table. Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2012
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale(1)
U. S. government agencies
and corporations	$35,544	2.78%	$-	-%	$119,898	1.81%	$-	-%	$155,442	2.03%
State and municipal (2)	-	-	1,950	2.97	125,399	4.62	33,147	4.98	160,496	4.68
Mortgage-backed	-	-	7	4.52	137,660	2.59	333,860	2.86	471,527	2.78
Corporate debt	-	-	2,000	2.31	-	-	-	-	2,000	2.31
Trust preferred	-	-	-		-	-	1,701	9.24	1,701	9.24
Total	$35,544	2.78	$3,957	2.64	$382,957	3.01	$368,708	3.08	$791,166	3.03

Held-to-Maturity (1)
U. S. government agencies
and corporations	$-	-%	$-	-%	$64,498	2.06%	$-	-%	$64,498	2.06%
State and municipal	7,431	8.78	4,653	5.89	52,207	4.67	86,704	3.83	150,995	4.43
Mortgage-backed	-	-	-	-	30	5.93	291	5.68	321	5.70
Total	$7,431	8.78	$4,653	5.89	$116,735	3.23	$86,995	3.84	$215,814	3.72

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale increased $11 million to $36 million as of December 31, 2012 from $25 million as of December 31, 2011. The aggregate of federal funds sold and interest-bearing deposits with banks increased $4 million to $27 million in 2012.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31, 2012		December 31, 2011		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$847,415	29.1%	$650,377	24.5%	$197,038	30.3%
Interest-bearing deposits:
Demand	428,048	14.7	367,682	13.8	60,366	16.4
Money market savings	884,367	30.4	858,732	32.3	25,634	3.0
Regular savings	228,384	7.8	195,408	7.4	32,976	16.9
Time deposits of less than $100,000	307,445	10.5	316,058	11.9	(8,613)	(2.7)
Time deposits of $100,000 or more	217,375	7.5	268,263	10.1	(50,887)	(19.0)
Total interest-bearing deposits	2,065,619	70.9	2,006,143	75.5	59,476	3.0
Total deposits	$2,913,034	100.0%	$2,656,520	100.0%	$256,514	9.7

Deposits and Borrowings

Total deposits increased $257 million or 10% at December 31, 2012 compared to December 31, 2011. This increase in deposits was driven by organic deposit growth of $161 million together with deposits of $96 million added from the CommerceFirst acquisition. Excluding the deposits added through the CommerceFirst acquisition, total deposits increased 6%. Increases in noninterest-bearing and interest-bearing checking accounts together with regular savings accounts were the primary drivers of the overall deposit portfolio increase compared to the prior year. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 10% compared to the prior year end, as the Company managed its deposit mix to improve its net interest margin. Excluding the certificates added from the CommerceFirst acquisition, certificates decreased 17%. Prior to the acquisition, CommerceFirst had relied on brokered deposits to fund its loan growth. These deposits are being replaced by organic deposit growth as they reach maturity. Total borrowings decreased 10% at December 31, 2012 compared to December 31, 2011. This decrease was due primarily to a reduction of $45 million in short-term borrowings from the Federal Home Loan Bank of Atlanta. Such borrowings have been utilized primarily to temporarily fund, at very low interest rates, increases in loans late in the fourth quarter of 2012 and 2011.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2012, total stockholders' equity increased $38 million to $484 million at December 31, 2012, from $446 million at December 31, 2011. This increase was due primarily to stock issued in conjunction with the CommerceFirst acquisition and net income during the period. The ratio of average equity to average assets was 12.32% for 2012, as compared to 11.80% for 2011.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2012	2011	Requirements
Total Capital to risk-weighted assets	15.40%	15.83%	8.00%

Tier 1 Capital to risk-weighted assets	14.15%	14.57%	4.00%

Tier 1 Leverage	10.98%	10.84%	3.00%

Tier 1 capital of $419.6 million and total qualifying capital of $456.8 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of December 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity

Tangible equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder’s equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Tangible common equity ratio:
Total stockholders' equity	$483,512	$446,109	$407,569	$373,586	$391,862
Accumulated other comprehensive income (loss)	(11,312)	(13,248)	2,620	2,652	7,572
Goodwill	(84,808)	(76,816)	(76,816)	(76,816)	(76,248)
Other intangible assets, net	(3,163)	(4,734)	(6,578)	(8,537)	(12,183)
Preferred stock	-	-	-	(80,095)	(79,440)
Tangible common equity	$384,229	$351,311	$326,795	$210,790	$231,563

Total assets	$3,955,206	$3,711,370	$3,519,388	$3,630,478	$3,313,638
Goodwill	(84,808)	(76,816)	(76,816)	(76,816)	(76,248)
Other intangible assets, net	(3,163)	(4,734)	(6,578)	(8,537)	(12,183)
Tangible assets	$3,867,235	$3,629,820	$3,435,994	$3,545,125	$3,225,207

Tangible common equity ratio	9.94%	9.68%	9.51%	5.95%	7.18%
Tangible book value per share	$15.43	$14.58	$13.59	$12.78	$14.12

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

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased to $58 million or 27% at December 31, 2012 compared to the balance at December 31, 2011. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR’s). All restructurings that constitute concessions to a borrower experiencing financial difficulties are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from disclosure as an impaired loan in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses was $3.6 million in 2012 compared to $1.4 million in 2011 and $25.9 million in 2010. Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans, served to reduce the overall provision for 2011.The primary reason for the increase in the provision in 2012 compared to 2011was the leveling off of the historical charge-offs and problem loans during this period.

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

Allowance for Loan and Lease Losses

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Residential real estate:
Residential mortgage	$8,522	$10,583	$10,396	$8,871	$4,330
Residential construction	2,445	4,206	2,760	2,559	2,747
Total residential real estate	10,967	14,789	13,156	11,430	7,077
Commercial real estate:
Commercial mortgage	16,580	15,578	12,970	10,978	19,527
Commercial construction	4,737	6,663	18,241	21,144	13,046
Total commercial real estate	21,317	22,241	31,211	32,122	32,573

Commercial Business	6,495	6,727	12,870	16,907	7,174
Leases	332	796	667	770	908
Consumer	3,846	4,873	4,231	3,330	2,794
Total allowance	$42,957	$49,426	$62,135	$64,559	$50,526

During 2012, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers. No portion of the allowance was unallocated at December 31, 2012 or December 31, 2011.

At December 31, 2012, total non-performing loans and leases were $58 million, or 2.29% of total loans and leases, compared to $79 million, or 3.53% of total loans and leases, at December 31, 2011. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The allowance represented 74% of non-performing loans and leases at December 31, 2012 as compared to 62% at December 31, 2011. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned above. The allowance for loan and lease losses as a percent of total loans and leases was 1.70% at December 31, 2012 as compared to 2.21% at December 31, 2011. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at December 31, 2012 compared to the prior year. In addition, under current purchase accounting rules, the loans added to the portfolio as a result of the CommerceFirst acquisition were adjusted to their fair value and thus did not include a related allowance for loan and lease losses.

Continued analysis of the actual loss history on the problem credits in 2011 and 2012 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $48.8 million, with specific allowances of $5.1 million against those loans at December 31, 2012, as compared to $67.6 million with allowances of $7.8 million, at December 31, 2011.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 74% of total loans and leases at December 31, 2012 compared to 75% at December 31, 2011. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance, January 1	$49,426	$62,135	$64,559	$50,526	$25,092
Provision for loan and lease losses	3,649	1,428	25,908	76,762	33,192
Loan charge-offs:
Residential real estate	(2,331)	(6,993)	(6,401)	(4,847)	(4,798)
Commercial loans and leases	(9,175)	(6,772)	(22,723)	(57,098)	(2,677)
Consumer	(1,298)	(2,740)	(3,492)	(1,575)	(988)
Total charge-offs	(12,804)	(16,505)	(32,616)	(63,520)	(8,463)
Loan recoveries:
Residential real estate	225	226	34	41	21
Commercial loans and leases	2,234	1,933	4,028	640	475
Consumer	227	209	222	110	209
Total recoveries	2,686	2,368	4,284	791	705
Net charge-offs	(10,118)	(14,137)	(28,332)	(62,729)	(7,758)
Balance, period end	$42,957	$49,426	$62,135	$64,559	$50,526

Net charge-offs to average loans and leases	0.42%	0.66%	1.27%	2.61%	0.32%
Allowance to total loans and leases	1.70%	2.21%	2.88%	2.81%	2.03%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans and leases
Residential real estate	$7,806	$11,441	$9,251	$9,520	$11,679
Commercial loans and leases	37,332	58,453	53,776	100,894	55,890
Consumer	2,410	1,786	300	766	381
Total non-accrual loans and leases (1)	47,548	71,680	63,327	111,180	67,950

Loans and leases 90 days past due
Residential real estate	-	410	13,546	14,887	471
Commercial loans and leases	233	2	426	3,321	567
Consumer	14	165	182	793	-
Total 90 days past due loans and leases	247	577	14,154	19,001	1,038

Restructured loans and leases (accruing)	10,110	6,881	10,571	3,549	395
Total non-performing loans and leases (2)	57,905	79,138	88,052	133,730	69,383
Other real estate owned, net	5,926	4,431	9,493	7,464	2,860
Other assets owned	-	-	200	-	-
Total non-performing assets	$63,831	$83,569	$97,745	$141,194	$72,243

Non-performing loans to total loans and leases	2.29%	3.53%	4.08%	5.82%	2.79%
Non-performing assets to total assets	1.61%	2.25%	2.78%	3.89%	2.18%
Allowance for loan and leases to non-performing loans and leases	74.18%	62.46%	70.57%	48.28%	72.82%

(1)	Gross interest income that would have been recorded in 2012 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $4.6 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $61.7 million at December 31, 2012. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2012	(1.02)%	0.56%	1.26%	0.51%	N/A	N/A	N/A	N/A
December 31, 2011	(4.09)%	(1.66)%	(0.06)%	0.11%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2011 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The primary contributor to the improved risk position with respect to net interest income was the payoff of $80 million in overnight borrowings early in the first quarter of 2012. Loans acquired in the CommerceFirst acquisition resulted in an increase in the balance of short term loans included in the loan portfolio which results in higher interest income as rates are shocked up.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2012	(0.39)%	1.87%	3.29%	2.65%	N/A	N/A	N/A	N/A
December 31, 2011	(7.25)%	(5.16)%	(1.26)%	0.99%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved compared to year-end 2011 in all rising interest rate shock levels. The positive impact on EVE is caused by longer durations in demand accounts and money market accounts together with the restructuring of $120 million in FHLB advances which generates more benefit as market rates increase in the shock scenarios. The increased level of noninterest-bearing deposits resulting from the CommerceFirst acquisition also contributed to an increase in the market value of deposits and thus increasing the EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2012. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 73% of total interest-earning assets at December 31, 2012. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of December 31, 2012, show short-term investments exceeding short-term borrowings by $33 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $699 million was available for borrowing based on pledged collateral, with $440 million borrowed against it as of December 31, 2012. The line of credit at the Federal Reserve totaled $392 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2012. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at December 31, 2012, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2012. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2012.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2012, the Bank could have declared a dividend of $63 million to Bancorp. At December 31, 2012, Bancorp had liquid assets of $10 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets. These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding common securities. The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations. For additional information on off-balance sheet arrangements, please see “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 10-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations

	Projected Maturity Date or Payment Period (1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$51,929	$51,929	$-	$-	$-
Advances from FHLB	440,058	35,058	-	125,000	280,000
Certificates of deposit	524,820	332,369	155,154	37,297	-
Operating lease obligations	25,336	6,024	9,667	5,016	4,629
Purchase obligations (2)	4,368	2,475	1,893	-	-
Total	$1,046,511	$427,855	$166,714	$167,313	$284,629

(1)	The Company enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances, operating leases related to branch and administrative facilities, a long-term contract with a data processing provider and purchase contracts related to construction of new branch offices. Payments required under these obligations, are set forth in the table below as of December 31, 2012. Assumed a seven year term for purposes of this table.
(2)	Represents payments required under contract, based on average monthly charges for 2012 and assuming a growth rate of 2%, with the Company’s current data processing service provider that expires in September 2014.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

PART II

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The Company’s chief executive officer and chief financial officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The attestation report by the Company’s independent registered public accounting firm, Grant Thornton LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sandy Spring Bancorp, Inc.

We have audited the internal control over financial reporting of Sandy Spring Bancorp, Inc. (a Maryland Corporation) and subsidiaries’ (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 18, 2013

Sandy spring bancorp, inc. and subsidiaries

Consolidated STATEMENTS OF CONDITION

	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash and due from banks	$59,540	$49,832
Federal funds sold	466	1,006
Interest-bearing deposits with banks	26,400	21,476
Cash and cash equivalents	86,406	72,314
Residential mortgage loans held for sale (at fair value)	36,149	25,341
Investments available-for-sale (at fair value)	825,582	951,301
Investments held-to-maturity — fair value of $222,024 and $184,167 at December 31, 2012 and 2011, respectively	215,814	178,465
Other equity securities	33,636	34,933
Total loans and leases	2,531,128	2,239,692
Less: allowance for loan and lease losses	(42,957)	(49,426)
Net loans and leases	2,488,171	2,190,266
Premises and equipment, net	48,326	48,483
Other real estate owned	5,926	4,431
Accrued interest receivable	12,392	12,898
Goodwill	84,808	76,816
Other intangible assets, net	3,163	4,734
Other assets	114,833	111,388
Total assets	$3,955,206	$3,711,370

Liabilities
Noninterest-bearing deposits	$847,415	$650,377
Interest-bearing deposits	2,065,619	2,006,143
Total deposits	2,913,034	2,656,520
Securities sold under retail repurchase agreements and federal funds purchased	86,929	143,613
Advances from FHLB	405,058	405,408
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	31,673	24,720
Total liabilities	3,471,694	3,265,261

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,905,392 and
24,091,042 at December 31, 2012 and 2011, respectively	24,905	24,091
Additional paid in capital	191,689	177,828
Retained earnings	255,606	230,942
Accumulated other comprehensive income	11,312	13,248
Total stockholders' equity	483,512	446,109
Total liabilities and stockholders' equity	$3,955,206	$3,711,370

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of IncomE

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Interest Income:
Interest and fees on loans and leases	$115,574	$107,355	$115,789
Interest on loans held for sale	841	577	534
Interest on deposits with banks	111	77	177
Interest and dividends on investment securities:
Taxable	17,951	22,096	24,624
Exempt from federal income taxes	9,392	9,363	7,222
Interest on federal funds sold	1	2	3
Total interest income	143,870	139,470	148,349
Interest Expense:
Interest on deposits	7,357	11,002	16,934
Interest on retail repurchase agreements and federal funds purchased	204	212	269
Interest on advances from FHLB	14,131	14,397	14,599
Interest on subordinated debt	959	913	940
Total interest expense	22,651	26,524	32,742
Net interest income	121,219	112,946	115,607
Provision for loan and lease losses	3,649	1,428	25,908
Net interest income after provision for loan and lease losses	117,570	111,518	89,699
Non-interest Income:
Investment securities gains	459	292	796
Total other-than-temporary impairment ("OTTI") losses	(109)	(178)	(1,505)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	18	993
Net OTTI recognized in earnings	(109)	(160)	(512)
Service charges on deposit accounts	8,910	9,527	10,326
Mortgage banking activities	6,032	3,228	3,664
Wealth management income	15,949	15,646	13,725
Insurance agency commissions	4,490	4,650	5,229
Income from bank owned life insurance	2,616	2,636	2,800
Visa check fees	3,887	3,637	3,325
Other income	4,722	4,044	4,429
Total non-interest income	46,956	43,500	43,782
Non-interest Expenses:
Salaries and employee benefits	62,509	59,625	55,470
Occupancy expense of premises	12,010	11,519	11,477
Equipment expenses	4,871	4,705	4,808
Marketing	2,651	2,389	2,359
Outside data services	5,019	4,159	3,992
FDIC insurance	2,573	3,187	4,497
Amortization of intangible assets	1,881	1,845	1,959
Other expenses	18,413	17,642	16,350
Total non-interest expenses	109,927	105,071	100,912
Income before income taxes	54,599	49,947	32,569
Income tax expense	18,045	15,845	9,049
Net income	$36,554	$34,102	$23,520
Preferred stock dividends and discount accretion	-	-	6,149
Net income available to common stockholders	$36,554	$34,102	$17,371

Net Income Per Share Amounts:
Basic net income per share	$1.49	$1.42	$1.05
Basic net income per common share	1.49	1.42	0.78
Diluted net income per share	$1.48	$1.41	$1.05
Diluted net income per common share	1.48	1.41	0.78
Dividends declared per common share	$0.48	$0.34	$0.04

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income	$36,554	$34,102	$23,520
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(40)	26,722	(932)
Related income tax (expense) benefit	16	(10,656)	374
Net investment gains reclassified into earnings	459	292	796
Related income tax expense	(183)	(116)	(319)
Net effect on other comprehensive income (loss) for the period	252	16,242	(81)

Defined benefit pension plan:
Recognition of unrealized gain (loss)	(3,639)	(622)	188
Related income tax (expense) benefit	1,451	248	(75)
Net effect on other comprehensive income (loss) for the period	(2,188)	(374)	113
Total other comprehensive income	(1,936)	15,868	32
Comprehensive income	$34,618	$49,970	$23,552

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Operating activities:
Net income	$36,554	$34,102	$23,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,847	7,488	7,686
Net OTTI recognized in earnings	109	160	512
Provision for loan and lease losses	3,649	1,428	25,908
Share based compensation expense	1,451	1,207	904
Deferred income tax expense	3,933	6,678	(480)
Origination of loans held for sale	(310,860)	(229,631)	(244,707)
Proceeds from sales of loans held for sale	305,013	230,232	237,787
Gains on sales of loans held for sale	(4,961)	(3,225)	(3,251)
Loss on sales of other real estate owned	1,595	2,078	902
Investment securities gains	(459)	(292)	(796)
(Gains) losses on sales of premises and equipment	(74)	120	(92)
Net decrease (increase) in accrued interest receivable	521	(328)	1,083
Net (increase) decrease in other assets	(2,421)	(691)	5,763
Net increase (decrease) in accrued expenses and other liabilities	6,939	12,491	(3,040)
Other – net	3,954	5,893	4,948
Net cash provided by operating activities	52,790	67,710	56,647
Investing activities:
Purchases of other equity securities	(6,780)	(2,910)	(1,297)
Purchases of investments held-to-maturity	(146,290)	(161,102)	-
Purchases of investments available-for-sale	(264,993)	(370,657)	(725,641)
Proceeds from redemption of Federal Home Loan Bank of Atlanta stock	8,002	2,048	-
Proceeds from sales of investment available-for-sale	28,519	-	123,526
Proceeds from maturities, calls and principal payments of investments held-to-maturity	108,612	84,409	31,240
Proceeds from maturities, calls and principal payments of investments available-for-sale	357,144	347,864	548,583
Net (increase) decrease in loans and leases	(140,483)	(103,994)	103,110
Proceeds from the sales of other real estate owned	4,934	8,801	7,405
Acquisition of business activity, net of cash acquired	(849)	-	-
Expenditures for premises and equipment	(4,381)	(4,003)	(3,645)
Net cash used in investing activities	(56,565)	(199,544)	83,281
Financing activities:
Net increase in deposits	86,593	106,648	(146,970)
Net (decrease) increase in retail repurchase agreements and federal funds purchased	(56,685)	47,370	7,181
Repayment of advances from FHLB	(350)	(350)	(5,826)
Proceeds from issuance of common stock	98	314	96,464
Repurchase of common stock	-	(334)	-
Redemption of preferred stock	-	-	(83,094)
Redemption of stock warrant	-	(4,449)	-
Tax benefits associated with shared based compensation	102	91	201
Dividends paid	(11,891)	(8,259)	(4,563)
Net cash provided by financing activities	17,867	141,031	(136,607)
Net increase in cash and cash equivalents	14,092	9,197	3,321
Cash and cash equivalents at beginning of period	72,314	63,117	59,796
Cash and cash equivalents at end of period	$86,406	$72,314	$63,117

Supplemental Disclosures:
Interest payments	$22,464	$20,334	$33,183
Income tax payments	13,266	9,704	2,181
Transfers from loans to other real estate owned	4,810	6,398	10,336

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Consolidated Statements of changes in stockholders’ equity

				Additional		Accumulated Other	Total
	Preferred	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Warrants	Capital	Earnings	Loss	Equity
Balances at December 31, 2009	$80,095	$16,488	$3,699	$87,334	$188,622	$(2,652)	$373,586
Net income	-	-	-	-	23,520	-	23,520
Other comprehensive income, net of tax						32	32
Redemption of preferred stock - 83,094 shares	(83,094)	-	-	-	-	-	(83,094)
Common stock dividends - $0.04 per share	-	-	-	-	(893)	-	(893)
Preferred stock dividends - $50.00 per share	-	-	-	-	(3,151)	-	(3,151)
Stock compensation expense	-	-	-	904	-	-	904
Discount accretion	2,999	-	-	-	(2,999)	-	-
Common stock issued pursuant to:
Common stock issuance - 7,475,000 shares	-	7,475	-	88,159	-	-	95,634
Stock option plan - 30,498 shares	-	31	-	434	-	-	465
Employee stock purchase plan - 33,826 shares	-	34	-	386	-	-	420
Restricted stock - 15,477 shares	-	15	-	72	-	-	87
Director stock purchase plan - 3,709 shares	-	4	-	51	-	-	55
DRIP plan - 265 shares	-	-	-	4	-	-	4
Balances at December 31, 2010	-	24,047	3,699	177,344	205,099	(2,620)	407,569
Net income	-	-	-	-	34,102	-	34,102
Other comprehensive income, net of tax						15,868	15,868
Common stock dividends - $0.34 per share	-	-	-	-	(8,259)	-	(8,259)
Stock compensation expense	-	-	-	1,207	-	-	1,207
Stock warrant redemption	-	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 2,037 shares	-	2	-	23	-	-	25
Employee stock purchase plan - 33,284 shares	-	33	-	467	-	-	500
Director stock purchase plan - 1,833 shares	-	2	-	30	-	-	32
Restricted stock - 30,853 shares	-	31	-	(183)	-	-	(152)
Purchase of treasury shares - 23,592 shares	-	(24)	-	(310)	-	-	(334)
Balances at December 31, 2011	-	24,091	-	177,828	230,942	13,248	446,109
Net income	-	-	-	-	36,554	-	36,554
Other comprehensive income, net of tax	-	-	-	-	-	(1,936)	(1,936)
Common stock dividends - $0.46 per share	-	-	-	-	(11,890)	-	(11,890)
Stock compensation expense	-	-	-	1,451	-	-	1,451
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	-	732	-	12,291	-	-	13,023
Stock option plan - 3,906 shares	-	4	-	47	-	-	51
Employee stock purchase plan - 30,795 shares	-	31	-	447	-	-	478
Director stock purchase plan - 1,083 shares	-	1	-	18	-	-	19
Restricted stock - 46,512 shares	-	46	-	(393)	-	-	(347)
Balances at December 31, 2012	$-	$24,905	$-	$191,689	$255,606	$11,312	$483,512

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to thE Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Arlington, Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services. Insurance products are available to clients through Sandy Spring Insurance, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value. Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments. The historical allowance for loan and lease losses related to the acquired loans is not carried over to the Company. The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield) using the interest method. Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan as an adjustment to the accretable yield. The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through a charge to the provision for loan losses. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan and lease losses are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

Residential Mortgage Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. The Company measures residential mortgage loans at fair value when the Company first recognizes the loan (i.e., the fair value option), as permitted by current accounting standards. Changes in fair value of these loans are recorded in earnings as a component of mortgage banking activities in non-interest income in the Consolidated Statements of Income. The Company's current practice is to sell such loans on a servicing released basis.

Investments Held-to-Maturity

Investments held-to-maturity represents securities which the Company has the ability and positive intent to hold until maturity. These securities are recorded at cost at the time of acquisition. The carrying values of investments held-to-maturity are adjusted for premium amortization and discount accretion to the maturity date on the effective interest method. Related interest and dividends are included in interest income. Declines in the fair value of individual held-to-maturity investments below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. Factors that may affect the determination of whether other-than-temporary impairment (“OTTI”) has occurred include a downgrading of the security below investment grade by the rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other Equity Securities

Other equity securities include Federal Reserve stock, Federal Home Loan Bank of Atlanta stock and other equities that are considered restricted as to marketability and recorded at cost. These securities are evaluated for impairment each reporting period.

Loans and Lease Financing Receivables

The Company’s financing receivables consist primarily of loans and a minimal amount of leases that are stated at their principal balance outstanding net of any unearned income and deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Lease financing receivables, all of which are direct financing leases, include aggregate payments, net of related unearned income. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

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

Loans and leases, except for consumer loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due. Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely. These loans are considered, collectively, to be non-performing loans. Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due. Loans designated as non-accrual have all previously accrued but unpaid interest reversed. Payments received on non-accrual loans when doubt about the ultimate collectability of the principal not longer exists may have their interest payments recorded as interest income on a cash basis or using the cost-recovery method with all payments are applied to reduce the outstanding principal until the loan returns to accrual status. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured

Large groups of smaller balance homogeneous loans are not individually evaluated for impairment and include lease financing receivables, residential permanent and construction mortgages and consumer installment loans. All other loans are considered non-homogeneous and are evaluated for impairment if they are placed in non-accrual status. Loans are determined to be impaired when, based on available information, it is probable that the Company may not collect all principal and interest payments according to contractual terms. Factors considered in determining whether a loan is impaired include:

•	the financial condition of the borrower;
•	reliability and sources of the cash flows;
•	absorption or vacancy rates; and
•	deterioration of the related collateral.

The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or as permitted, the impairment may be measured based on a loan’s observable market price or the fair value of the collateral less cost to sell. The majority of the Company’s impaired loans are considered to be collateral dependent and impairment is measured by determining the fair value of the collateral using third party appraisals conducted at least annually with underlying assumptions that are reviewed by management. Third party appraisals may be obtained on a more frequent basis if deemed necessary. Internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. The Company may receive updated appraisals which contradict the preliminary determination of fair value used to establish a specific allowance on a loan. In these instances the specific allowance is adjusted to reflect the Company’s evaluation of the appraised fair value. In the event a loss was previously confirmed and the loan was charged down to the estimated fair value based on a previous appraisal, the balance of partially charged-off loans are not subsequently increased but could be further decreased depending on the direction of the change in fair value. Payments on fully or partially charged-off loans are accounted for under the cost-recovery method. Under this method, all payments are applied on a cash basis to reduce the entire outstanding principal, then to recognize a recovery of all previously charged-off amounts before interest income may be recognized. Based on the impairment evaluation, if the Company determines an estimable loss exists, a specific allowance will be established for that loan. Once a loss has been confirmed, the loan is charged-down to its estimated net realizable value. Interest income on impaired loans is recognized using the same method as non-accrual loans, with the exception of loans that are considered troubled debt restructurings.

Loans considered to be troubled debt restructurings (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and they meet certain performance criteria.

Management uses relevant information available to make the determination on whether loans are impaired in accordance with GAAP. However, the determination of whether loans are impaired and the measurement of the impairment requires significant judgment, and estimates of losses inherent in the loan portfolio can vary significantly from the amounts actually observed.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance” or “ALLL”) represents an amount which, in management's judgment, is adequate to absorb the estimate of losses that may be sustained on outstanding loans and leases at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for loan and lease losses, which is recorded as a current period operating expense. The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred and the amount of the loss can be reasonably estimated.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. The Company’s reporting units were identified based upon an analysis of each of its individual operating segments. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. The Company tests for impairment of goodwill as of October 1 of each year using September 30 data, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. Examples of such events include, but are not limited to, adverse action by a regulator or a loss of key personnel. Determining the fair value of a reporting unit requires the Company to use a degree of subjectivity.

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance in performing its annual impairment testing as of October 1, 2012 with respect to its community banking and investment management reporting units. With respect to its insurance reporting unit, the Company elected to engage a third-party valuation firm to determine the fair value of this reporting unit to utilize in the “step one” test for potential goodwill impairment. The company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of this unit and determined that the “step two test” for impairment was not necessary. At December 31, 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Other Real Estate Owned (“OREO”)

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. During the holding period OREO continues to be measured at fair value less estimated costs of disposal, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation are included in non-interest expense.

Derivative Financial Instruments

Derivative Loan Commitments

Mortgage loan commitments are derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Derivative loan commitments are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the consolidated statements of income.

Loan commitments at the time the commitments are issued to borrowers have no value. Subsequent to commitment date, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, a probability is assigned to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments

Loan sales agreements are evaluated to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated statements of condition in other assets or other liabilities with changes in their fair values recorded as a component of mortgage banking activities in the consolidated statements of income. The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

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

In the ordinary course of business the Company originates and sells whole loans to a variety of investors. Mortgage loans sold are subject to representations and warranties made to the third party purchasers regarding certain attributes. Subsequent to the sale, if a material underwriting deficiency or documentation defect is determined, the Company may be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect cannot be rectified within a specific period subsequent to discovery. These representations and warranties typically exist for approximately 12 to 24 months following origination. The Company monitors the activity regarding the requirement to repurchase loans and the associated losses incurred. This information is applied to determine an estimated recourse reserve that is recorded in other liabilities.

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

The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair value on the acquisition date. Assets acquired amounted to $188.0 million, including loans and leases of $165.8 million. Liabilities assumed totaled $170.6 million, including $169.9 million in deposits. The acquisition resulted in the addition of $13.0 million to the Company’s equity. Goodwill of $8.0 million was recorded as a result of the transaction and will not be deductible for tax purposes. The goodwill from this transaction will be included in the Company’s Community Banking segment. The stock portion of the consideration to CommerceFirst shareholders is intended to qualify as a tax-free transaction.

The consideration transferred for CommerceFirst’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Purchase Price:
Value of common share issued	$13,023
Cash	12,381
Total purchase price	25,404

Identifiable assets:
Cash and due from banks	11,532
Investments	502
Loans and leases	165,762
Other Real Estate Owned	2,615
Intangible assets	210
Other assets	7,356
Total identifiable assets	187,977

Liabilities:
Deposits	169,921
Other Liabilities	644
Total liabilities	170,565

Net goodwill resulting from acquisition	$7,992

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

Loans Acquired
with Evidence of
Deteriorated
(In thousands)	Credit Quality
Contractually required principal and interest at acquisition	$14,436
Contractual cash flows not expected to be collected	(5,560)
Expected cash flows at acquisition	8,876
Interest component of expected cash flows	(1,056)
Basis in acquired loans at acquisition - estimated fair value	$7,820

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

Merger related expenses associated with the acquisition related to personnel and integrating and conforming the acquired operations with and into the Company. These expenses consisted of professional services, conversion and integration of operations, termination of existing contractual arrangements and cost to provide an introduction of the Company to its new customers. A summary of merger related expenses included in the indicated captions in the consolidated statements of income for the year ended December 31, 2012 is presented below:

For the Year Ended
(In thousands)	December 31, 2012
Salaries and employee benefits	$803
Outside data services	800
Other non-interest expenses:
Professional fees (legal, consulting, etc.)	770
Miscellaneous expenses	127
Total merger expenses	$2,500

Pro Forma Combined Financial Information

If the acquisition of CommerceFirst had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $172.9 million and $167.7 million for the year ended December 31, 2012 and 2011, respectively. Net income would have been approximately $37.1 million and $35.9 million for the same periods. The pro forma information does not provide for the impact of potential business model revisions nor does it consider any potential impacts of current market conditions on revenue, expense efficiencies or other factors.

Note 3 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2012 was $42.9 million and in 2011 was $31.8 million.

Note 4 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2012				2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$155,442	$1,084	$(98)	$156,428	$197,816	$2,436	$-	$200,252
State and municipal	160,496	13,996	(1)	174,491	160,657	12,456	(2)	173,111
Mortgage-backed	471,527	19,080	(128)	490,479	551,518	18,639	(13)	570,144
Corporate debt	2,000	-	(4)	1,996	2,000	-	(22)	1,978
Trust preferred	1,701	-	(236)	1,465	5,936	260	(480)	5,716
Total debt securities	791,166	34,160	(467)	824,859	917,927	33,791	(517)	951,201
Marketable equity securities	723	-	-	723	100	-	-	100
Total investments available-for-sale	$791,889	$34,160	$(467)	$825,582	$918,027	$33,791	$(517)	$951,301

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at December 31, 2012 are the result of changes in interest rates and are not considered credit related. These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2012 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($206.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($283.9 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2012, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $1.7 million, with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.38%), recovery and prepayment (2%) amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.0% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security incurred credit-related other-than-temporary impairment (“OTTI”) of $109 thousand, which was recognized in earnings for the year ended December 31, 2012. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at December 31, 2012. This non-credit related OTTI was recognized in other accumulated comprehensive income (“OCI”) at December 31, 2012.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. It is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date given the recent performance;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments have been estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	262
Additions for credit losses not previously recognized	160
Cumulative credit losses on investment securities, through December 31, 2011	422
Additions for credit losses not previously recognized	109
Cumulative credit losses on investment securities, through December 31, 2012	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2012
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$29,900	$98	$-	$98
State and municipal	1	390	1	-	1
Mortgage-backed	2	12,653	128	-	128
Corporate debt	1	1,996	4	-	4
Trust preferred	1	1,465	-	236	236
Total	7	$46,404	$231	$236	$467

	2011
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$397	$2	$-	$2
Mortgage-backed	3	5,081	13	-	13
Corporate debt	1	3,326	22	-	22
Trust preferred	1	2,467	-	480	480
Total	6	$11,271	$37	$480	$517

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

69

	2012		2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$35,544	$36,349	$65,569	$65,972
Due after one year through five years	3,957	3,994	62,993	64,656
Due after five years through ten years	382,957	399,180	342,813	354,238
Due after ten years	368,708	385,336	446,552	466,335
Total debt securities available for sale	$791,166	$824,859	$917,927	$951,201

At December 31, 2012 and 2011, investments available-for-sale with a book value of $195.4 million and $255.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at December 31, 2012 and 2011.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are presented in the following table:

	2012				2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,498	$125	$(29)	$64,594	$54,983	$406	$-	$55,389
State and municipal	150,995	6,194	(123)	157,066	123,075	5,244	(1)	128,318
Mortgage-backed	321	43	-	364	407	53	-	460
Total investments held-to-maturity	$215,814	$6,362	$(152)	$222,024	$178,465	$5,703	$(1)	$184,167

Gross unrealized losses and fair values by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31 are presented in the following tables:

	2012
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,961	$29	$-	$29
State and municipal	13	16,868	123	-	123
Total	14	$26,829	$152	$-	$152

	2011
			Continuous Unrealized
	Number		Losses Existing for:		Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
State and municipal	1	$541	$1	$-	$1
Total	1	$541	$1	$-	$1

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, and substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at December 31 are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2012		2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$7,431	$7,523	$18,860	$19,203
Due after one year through five years	4,653	4,725	6,937	7,144
Due after five years through ten years	116,735	120,074	98,428	101,008
Due after ten years	86,995	89,702	54,240	56,812
Total debt securities held-to-maturity	$215,814	$222,024	$178,465	$184,167

At December 31, 2012 and 2011, investments held-to-maturity with a book value of $155.5 million and $58.7 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2012 and 2011.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2012	2011
Federal Reserve Bank stock	$8,269	$7,530
Federal Home Loan Bank of Atlanta stock	25,367	27,328
Other equities	-	75
Total equity securities	$33,636	$34,933

Securities gains

Gross realized gains and losses on all investments for the periods indicated are presented in the following table:

	For the year ended December 31,
(In thousands)	2012	2011	2010
Gross realized gains from sales of investments available-for-sale	$56	$-	$1,001
Gross realized losses from sales of investments available-for-sale	-	-	(371)
Net gains or (losses) from calls of investments available-for-sale	294	205	99
Net gains or (losses) from calls of investments held-to-maturity	109	87	67
Net securities gains	$459	$292	$796

Note 5 – Loans and Leases

The lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company’s loan and lease portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.

Outstanding loan balances at December 31, 2012 and 2011 are net of unearned income including net deferred loan costs of $1.4 million and $2.0 million, respectively, and $2.5 million of acquired loan discounts associated with the acquisition of CommerceFirst at December 31, 2012. The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2012	2011
Residential real estate:
Residential mortgage	$523,364	$448,662
Residential construction	120,314	108,699
Commercial real estate:
Commercial owner occupied real estate	571,510	522,076
Commercial investor real estate	456,888	371,948
Commercial acquisition, development and construction	151,933	160,946
Commercial Business	346,708	260,327
Leases	3,421	6,954
Consumer	356,990	360,080
Total loans and leases	$2,531,128	$2,239,692

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

Loans to Related Parties

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

(In thousands)	2012	2011
Balance at January 1	$20,235	$22,842
Additions	847	176
Repayments	(588)	(2,783)
Balance at December 31	$20,494	$20,235

Note 6 – CREDIT QUALITY ASSESSMENT

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

Management has an internal credit process in place to maintain credit standards. This process along with an in-house loan administration, accompanied by oversight and review procedures, combines to control and manage credit risk. The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio. The allowance is based on consistent, periodic review and evaluation of the loan and lease portfolio, along with ongoing, monthly assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$49,426	$62,135	$64,559
Provision for loan and lease losses	3,649	1,428	25,908
Loan and lease charge-offs	(12,804)	(16,505)	(32,616)
Loan and lease recoveries	2,686	2,368	4,284
Net charge-offs	(10,118)	(14,137)	(28,332)
Balance at period end	$42,957	$49,426	$62,135

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the years ended December 31:

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(758)	826	4,928	804	(478)	44	(167)	(1,550)	3,649
Charge-offs	(1,022)	(3,281)	(3,690)	(1,174)	(8)	(1,298)	(2,107)	(224)	(12,804)
Recoveries	1,548	528	97	38	23	227	213	12	2,686
Net charge-offs	526	(2,753)	(3,593)	(1,136)	15	(1,071)	(1,894)	(212)	(10,118)
Balance at end of period	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957

Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128
Allowance for loans and leases to total loans and leases ratio	1.87%	3.12%	2.10%	1.22%	9.70%	1.08%	1.63%	2.03%	1.70%

Balance of loans specifically evaluated for impairment	$8,984	$6,332	$11,843	$15,184	na.	$31	$4,528	$1,871	$48,773
Allowance for loans specifically evaluated for impairment	$2,597	$-	$774	$598	na.	na.	$713	$467	$5,149
Specific allowance to specific loans ratio	28.91%	0.00%	6.54%	3.94%	na.	na.	15.75%	24.96%	10.56%

Balance of loans collectively evaluated	$337,724	$145,601	$445,045	$556,326	$3,421	$356,959	$518,836	$118,443	$2,482,355
Allowance for loans collectively evaluated	$3,898	$4,737	$8,809	$6,399	$332	$3,846	$7,809	$1,978	$37,808
Collective allowance to collective loans ratio	1.15%	3.25%	1.98%	1.15%	9.70%	1.08%	1.51%	1.67%	1.52%

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$12,870	$18,241	$4,793	$8,177	$667	$4,231	$10,396	$2,760	$62,135
Provision (credit)	(4,252)	(11,035)	4,320	(361)	1,182	3,173	5,144	3,257	1,428
Charge-offs	(2,565)	(1,780)	(868)	(487)	(1,072)	(2,740)	(5,178)	(1,815)	(16,505)
Recoveries	674	1,238	3	-	18	209	221	5	2,368
Net charge-offs	(1,891)	(542)	(865)	(487)	(1,054)	(2,531)	(4,957)	(1,810)	(14,137)
Balance at end of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426

Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692
Allowance for loans and leases to total loans and leases ratio	2.58%	4.14%	2.22%	1.40%	11.43%	1.35%	2.36%	3.87%	2.21%

Balance of loans specifically evaluated for impairment	$9,092	$18,701	$16,964	$15,416	na.	$35	$5,108	$2,259	$67,575
Allowance for loans specifically evaluated for impairment	$1,037	$7	$3,380	$1,772	na.	na.	$769	$826	$7,791
Specific allowance to specific loans ratio	11.41%	0.04%	19.92%	11.49%	na.	na.	15.05%	36.56%	11.53%

Balance of loans collectively evaluated	$251,235	$142,245	$354,984	$506,660	$6,954	$360,045	$443,554	$106,440	$2,172,117
Allowance for loans collectively evaluated	$5,690	$6,657	$4,868	$5,557	$795	$4,873	$9,814	$3,381	$41,635
Collective allowance to collective loans ratio	2.26%	4.68%	1.37%	1.10%	11.43%	1.35%	2.21%	3.18%	1.92%

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

Management has established a credit process that dictates that procedures be performed to monitor impaired loans between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.
•	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.
•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.
•	At the monthly credit committee meeting the loan may be downgraded.
•	Upon receipt of the updated appraisal or based on an updated internal financial evaluation, the loan balance is compared to the appraisal and a specific allowance is determined for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.
•	The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal. In certain cases the Company may establish a larger reserve due to knowledge of current market conditions or the existence of an offer for the collateral that will facilitate a more timely resolution of the loan.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk. At December 31, 2012, restructured loans totaled $20.0 million, of which $10.1 million were accruing and $9.9 million were non-accruing. The Company has commitments to lend $5.1 million in additional funds on loans that have been restructured at December 31, 2012. Restructured loans at December 31, 2011 totaled $27.1 million, of which $6.9 million were accruing and $20.2 million were non-accruing. Commitments to lend additional funds on loans that have been restructured at December 31, 2011 amounted to $2.6 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2012	2011	2010
Impaired loans with a valuation allowance	$27,526	$36,742	$18,946
Impaired loans without a valuation allowance	21,247	30,833	50,668
Total impaired loans	$48,773	$67,575	$69,614

Allowance for loan and lease losses related to impaired loans	$5,149	$7,791	$3,845
Allowance for loan and lease losses related to loans collectively evaluated	37,808	41,635	58,290
Total allowance for loan and lease losses	$42,957	$49,426	$62,135

Average impaired loans for the period	$57,438	$68,377	$75,556
Contractual interest income due on impaired loans during the period	$4,433	$4,973	$6,651
Interest income on impaired loans recognized on a cash basis	$1,121	$1,523	$-
Interest income on impaired loans recognized on an accrual basis	$560	$325	$524

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,514	$-	$10,219	$4,319	$-	$17,052
Restructured accruing	2,981	-	-	1,503	3,419	7,903
Restructured non-accruing	228	-	-	1,039	1,304	2,571
Balance	$5,723	$-	$10,219	$6,861	$4,723	$27,526

Allowance	$2,597	$-	$774	$598	$1,180	$5,149

Impaired loans without a specific allowance
Non-accruing	$1,846	$3,033	$577	$6,191	$-	$11,647
Restructured accruing	1,392	-	-	-	815	2,207
Restructured non-accruing	23	3,299	1,047	2,132	892	7,393
Balance	$3,261	$6,332	$1,624	$8,323	$1,707	$21,247

Total impaired loans
Non-accruing	$4,360	$3,033	$10,796	$10,510	$-	$28,699
Restructured accruing	4,373	-	-	1,503	4,234	10,110
Restructured non-accruing	251	3,299	1,047	3,170	2,196	9,964
Balance	$8,984	$6,332	$11,843	$15,184	$6,430	$48,773

Unpaid principal balance in total impaired loans	$11,506	$21,590	$15,405	$17,928	$6,904	$73,333

	2012

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,659	$12,270	$13,838	$16,172	$6,499	$57,438
Contractual interest income due on impaired loans during the period	$527	$1,222	$1,181	$1,391	$112
Interest income on impaired loans recognized on a cash basis	$121	$323	$175	$420	$82
Interest income on impaired loans recognized on an accrual basis	$257	$-	$-	$102	$201

76

	2011
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,110	$-	$13,812	$4,091	$1,093	$20,106
Restructured accruing	1,346	-	-	707	3,475	5,528
Restructured non-accruing	307	6,504	628	3,282	387	11,108
Balance	$2,763	$6,504	$14,440	$8,080	$4,955	$36,742

Allowance	$1,037	$7	$3,380	$1,772	$1,595	$7,791

Impaired loans without a specific allowance
Non-accruing	$3,416	$7,798	$1,883	$6,464	$800	$20,361
Restructured accruing	520	-	-	-	833	1,353
Restructured non-accruing	2,393	4,399	641	872	814	9,119
Balance	$6,329	$12,197	$2,524	$7,336	$2,447	$30,833

Total impaired loans
Non-accruing	$4,526	$7,798	$15,695	$10,555	$1,893	$40,467
Restructured accruing	1,866	-	-	707	4,308	6,881
Restructured non-accruing	2,700	10,903	1,269	4,154	1,201	20,227
Balance	$9,092	$18,701	$16,964	$15,416	$7,402	$67,575

Unpaid principal balance in total impaired loans	$11,303	$37,442	$17,389	$16,466	$-	$82,600

	2011

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$9,800	$27,005	$11,409	$13,942	$6,221	$68,377
Contractual interest income due on impaired loans during the period	$583	$1,743	$830	$800	$1,017
Interest income on impaired loans recognized on a cash basis	$267	$487	$93	$471	$205
Interest income on impaired loans recognized on an accrual basis	$114	$-	$-	$45	$166

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,611	$6,332	$11,843	$13,681	$865	$2,410	$4,681	$3,125	$47,548
Loans and leases 90 days past due	24	-	-	209	-	14	-	-	247
Restructured loans and leases	4,373	-	-	1,503	-	31	4,203	-	10,110
Total non-performing loans and leases	9,008	6,332	11,843	15,393	865	2,455	8,884	3,125	57,905
Other real estate owned	1,829	-	220	2,396	-	-	1,401	80	5,926
Total non-performing assets	$10,837	$6,332	$12,063	$17,789	$865	$2,455	$10,285	$3,205	$63,831

77

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$7,226	$18,702	$16,963	$14,709	$853	$1,786	$5,722	$5,719	$71,680
Loans and leases 90 days past due	-	-	-	-	2	165	167	243	577
Restructured loans and leases	1,866	-	-	707	-	35	3,579	694	6,881
Total non-performing loans and leases	9,092	18,702	16,963	15,416	855	1,986	9,468	6,656	79,138
Other real estate owned	100	-	462	273	-	-	3,395	201	4,431
Total non-performing assets	$9,192	$18,702	$17,425	$15,689	$855	$1,986	$12,863	$6,857	$83,569

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,138	$-	$2,020	$1,556	$7	$496	$5,443	$-	$11,660
61-90 days	212	-	-	1,809	68	101	1,603	-	3,793
> 90 days	24	-	-	209	-	14	-	-	247
Total past due	2,374	-	2,020	3,574	75	611	7,046	-	15,700
Non-accrual loans and leases	4,611	6,332	11,843	13,681	865	2,410	4,681	3,125	47,548
Loans aquired with deteriorated credit quality	1,978	332	949	3,941	-	-	-	-	7,200
Current loans	337,745	145,269	442,076	550,314	2,481	353,969	511,637	117,189	2,460,680
Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128

	2011
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$1,467	$717	$10,723	$1,677	$7	$467	$5,246	$1,732	$22,036
61-90 days	62	-	-	2,537	-	20	1,639	-	4,258
> 90 days	-	-	-	-	2	165	167	243	577
Total past due	1,529	717	10,723	4,214	9	652	7,052	1,975	26,871
Non-accrual loans and leases	7,226	18,702	16,963	14,709	853	1,786	5,722	5,719	71,680
Current loans	251,572	141,527	344,262	503,153	6,092	357,642	435,888	101,005	2,141,141
Total loans and leases	$260,327	$160,946	$371,948	$522,076	$6,954	$360,080	$448,662	$108,699	$2,239,692

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases and non-commercial loans and leases have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The credit quality indicators for commercial loans and leases are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans and leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent credit review performed. These credit quality indicators are defined as follows:

Pass - A pass rated credit is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention – A special mention credit has potential weaknesses that deserve management’s close attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard – A substandard loan is inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – A loan that is classified as doubtful has all the weaknesses inherent in a loan classified as substandard with added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.

Loss – Loans classified as a loss are considered uncollectible and of such little value that their continuing to be carried as a loan is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$305,348	$141,802	$405,448	$520,844	$1,374,262
Special Mention	13,603	1,793	21,963	17,262	54,621
Substandard	26,091	8,338	28,885	32,613	95,107
Doubtful	1,666	-	592	791	3,049
Total	$346,708	$151,933	$456,888	$571,510	$1,527,039

	2011
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$225,048	$137,181	$331,095	$469,309	$1,162,633
Special Mention	8,551	2,207	9,592	22,103	42,453
Substandard	25,720	21,558	31,261	30,664	109,203
Doubtful	1,008	-	-	-	1,008
Total	$260,327	$160,946	$371,948	$522,076	$1,315,297

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$2,556	$354,535	$514,480	$117,189	$988,760
Non-performing:
90 days past due	-	14	-	-	14
Non-accruing	865	2,410	4,681	3,125	11,081
Restructured loans and leases	-	31	4,203	-	4,234
Total	$3,421	$356,990	$523,364	$120,314	$1,004,089

79

	2011
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$6,099	$358,094	$439,194	$102,043	$905,430
Non-performing:
90 days past due	2	165	167	243	577
Non-accruing	853	1,786	5,722	5,719	14,080
Restructured loans and leases	-	35	3,579	694	4,308
Total	$6,954	$360,080	$448,662	$108,699	$924,395

During the year ended December 31, 2012, the Company restructured $4.9 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 have specific reserves of $1.2 million at December 31, 2012. For the year ended December 31, 2011, the Company restructured $10.3 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 had specific reserves of $1.9 million thousand at December 31, 2011.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$2,600	$-	$-	$1,014	$-	$3,614
Restructured non-accruing	-	-	-	-	1,304	1,304
Balance	$2,600	$-	$-	$1,014	$1,304	$4,918

Specific allowance	$552	$-	$-	$204	$467	$1,223

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2011
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$1,696	$-	$-	$-	$3,590	$5,286
Restructured non-accruing	469	-	1,269	2,475	763	4,976
Balance	$2,165	$-	$1,269	$2,475	$4,353	$10,262

Specific allowance	$254	$-	$93	$509	$1,027	$1,883

Restructured and subsequently defaulted	$-	$-	$-	$-	$509	$509

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(In thousands)	Amount
Balance at January 1, 2012	$-
CommerceFirst acquisition	1,056
Accretion recognized to date	(363)
Net reclassification from accretable to non-accretable	-
Balance at December 31, 2012	$693

Other Real Estate Owned

Other real estate owned totaled $5.9 million and $4.4 million at December 31, 2012 and 2011, respectively. The increase compared to the prior year end was due primarily to balances added as a result of the CommerceFirst acquisition.

Note 7 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2012	2011
Land	$9,954	$9,954
Buildings and leasehold improvements	61,456	60,944
Equipment	38,510	39,682
Total premises and equipment	109,920	110,580
Less: accumulated depreciation and amortization	(61,594)	(62,097)
Net premises and equipment	$48,326	$48,483

Depreciation and amortization expense for premises and equipment amounted to $4.5 million, $4.3 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2012, 2011 and 2010 was $6.6 million, $5.9 million and $5.9 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2013	$6,024
2014	5,692
2015	3,975
2016	3,003
2017	2,013
Thereafter	4,629
Total minimum lease payments	$25,336

Note 8 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2012			Weighted	2011			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(7,964)	$1,752	1.3 years	$9,716	$(6,575)	$3,141	2.3 years
Other identifiable intangibles	8,611	(7,200)	1,411	3.1 years	8,301	(6,708)	1,593	3.5 years
Total amortizing intangible assets	$18,327	$(15,164)	$3,163		$18,017	$(13,283)	$4,734

Goodwill	$84,808		$84,808		$76,816		$76,816

During 2012, the acquisition of CommerceFirst Bancorp, Inc. and customer listing by a subsidiary resulted in the addition of $0.3 million in other intangible assets.

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2010	$62,636	$5,191	$8,989	$76,816
No activity	-	-	-	-
Balance December 31, 2011	62,636	5,191	8,989	76,816
CommerceFirst Acquisition	7,992	-	-	7,992
Balance December 31, 2012	$70,628	$5,191	$8,989	$84,808

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2013	$1,845
2014	818
2015	370
2016	92
2017	14
Thereafter	24
Total amortizing intangible assets	$3,163

Note 9 – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2012	2011
Noninterest-bearing deposits	$847,415	$650,377
Interest-bearing deposits:
Demand	428,048	367,682
Money market savings	884,367	858,732
Regular savings	228,384	195,408
Time deposits of less than $100,000	307,445	316,058
Time deposits of $100,000 or more	217,375	268,263
Total interest-bearing deposits	2,065,619	2,006,143
Total deposits	$2,913,034	$2,656,520

Demand deposit overdrafts reclassified as loan balances were $2.0 million and $1.0 million at December 31, 2012 and 2011, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2013	$332,369
2014	130,585
2015	24,569
2016	17,177
2017	20,120
Total time deposits	$524,820

The Company's time deposits of $100,000 or more represented 7.5% of total deposits at December 31, 2012 and are presented by maturity in the following table:

	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$38,204	$35,670	$54,110	$89,391	$217,375

Interest expense on time deposits of $100,000 or more amounted to $2.4 million, $3.3 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$51,929	0.20%	$63,613	0.20%	$86,243	0.30%
Average for the Year:
Retail repurchase agreements	$63,864	0.28%	$73,543	0.26%	$86,726	0.30%
Maximum Month-end Balance:
Retail repurchase agreements	$73,130		$79,529		$97,884

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2012, the Company has an available line of credit for $1.2 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $699.1 million based on pledged collateral at prevailing market interest rates. At December 31, 2012, total pledged collateral for the FHLB advances was $440.1. At December 31, 2011, lines of credit totaled $1.1 billion under which $498.3 million was available based on pledged collateral. Total collateral pledged at December 31, 2011 was $485.4 million which included $80.0 million for overnight funds and $405.4 for the FHLB advances. Both short-term and long-term FHLB advances are fully collateralized by pledges of loans. Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $399.1 million, commercial loans amounting to $552.6 million, home equity lines of credit (“HELOC”) amounting to $313.6 million and multifamily loans amounting to $8.0 million at December 31, 2012 as collateral under the borrowing agreement with the FHLB. At December 31, 2011 the Company had pledged collateral of qualifying mortgage loans of $319.2 million, commercial loans of $514.8 million, HELOC loans of $322.0 million and multifamily loans of $13.0 million under the FHLB borrowing agreement. The Company also had lines of credit available from the Federal Reserve and correspondent banks of $411.6 million and $315.2 million at December 31, 2012 and 2011, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $55.0 million and $55.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2012		2011
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$35,058	0.36%	$350	0.37%
Two years	-	-	58	4.13
Three years	-	-	-	-
Four years	40,000	4.47	-	-
Five years	85,000	3.57	160,000	4.51
After five years	280,000	2.91	245,000	2.84
Total advances from FHLB	$440,058	2.97	$405,408	2.99

Note 11 – SUBORDINATED DEBENTURES

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust. The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor. At December 31, 2012, the rate on the subordinated debt was 2.59%. The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination. The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

Note 12 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share). Issued shares have been classified as common stock. The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004. Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock. The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan. Purchases are made at the fair market value of the stock on the purchase date. At December 31, 2012, there were 26,386 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which commenced on July 1, 2001 and which was re-authorized on July 1, 2011. The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan. Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month. The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors. At December 31, 2012, there were 252,740 shares available for issuance under this plan.

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during 2012. During the year ended December 31, 2011, the Company repurchased 23,592 shares of common stock at an average price of $14.16 per share.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2012, the Bank could have paid additional dividends of $62.6 million to its parent company without regulatory approval. In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2012. There were no other loans outstanding between the Bank and the Company at December 31, 2012 and 2011, respectively.

In December 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company sold 83,094 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 651,547 shares of the Company’s common stock, for $83.1 million in cash. The redemption of the preferred shares was completed in two transactions with one half of the shares redeemed in July, 2010 and the remainder of the shares redeemed in December, 2010. The preferred shares paid an annual dividend of 5% per share during the period the shares were outstanding. The warrant was issued with an initial exercise price of $19.13 and a ten year term and was exercisable immediately, in whole or in part. The value of the warrant was allocated a portion of the $83.1 million in issuance proceeds. The allocation of this value was based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.7 million and recorded in additional paid-in capital in the consolidated statements of condition. This non-cash amount was considered a discount to the preferred stock and to be amortized over a five year period using the interest method and accreted as a dividend recorded on the preferred shares. A portion of the unamortized discount was recognized in a charge to earnings on the date of the respective redemption of the preferred shares. The warrant was included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive. On February 23, 2011, the Company completed the redemption of the warrant issued for $4.5 million. The redemption of the warrant resulted in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.

Note 13 – Share Based Compensation

At December 31, 2012, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan (“Omnibus Plan”), which is described below.

The Omnibus Plan provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board of directors. The plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,089,814 are available for issuance at December 31, 2012, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	2.17%	1.72%	0.27%
Weighted average expected volatility	50.90%	46.87%	45.06%
Weighted average risk-free interest rate	1.14%	2.58%	2.91%
Weighted average expected lives (in years)	5.35	5.70	5.83
Weighted average grant-date fair value	$7.85	$7.76	$6.65

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $1.6 million, $1.3 million and $1.1 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively, related to the awards of stock options and restricted stock grants. The intrinsic value for the stock options exercised in the years ended December 31, 2012, 2011 and 2010, respectively, was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of December 31, 2012. That cost is expected to be recognized over a weighted average period of approximately 1.4 years. The total of unrecognized compensation cost related to restricted stock was approximately $3.0 million as of December 31, 2012. That cost is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the options vested during the years ended December 31, 2012, 2011 and 2010, was $0.2 million, $0.3 million and $0.5 million, respectively.

In the first quarter of 2012, 20,633 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 83,807 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary. There were no additional stock options or shares of restricted stock granted during the remainder of 2012.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2012	635,197	$31.42		$406
Granted	20,633	$19.02		$8
Exercised	(3,906)	$13.00		$23
Forfeited or expired	(211,471)	$35.24		$33
Balance at December 31, 2012	440,453	$29.17	2.5	$557

Exercisable at December 31, 2012	386,037	$30.73	2.1	$484

Weighted average fair value of options granted during the year		$7.85

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2012	79,640	$6.33
Granted	20,633	$7.85
Vested	(42,147)	$5.44
Forfeited or expired	(3,710)	$6.80
Non-vested options at December 31, 2012	54,416	$7.56

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2012	206,313	$16.37
Granted	83,807	$19.02
Vested	(59,365)	$16.16
Forfeited or expired	(6,750)	$16.83
Restricted stock at December 31, 2012	224,005	$17.40

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2012	2011
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$32,387	$30,633
Interest cost	1,534	1,541
Actuarial loss	137	360
Benefit payments	(702)	(1,484)
Increase related to discount rate change	5,483	1,337
Projected obligation at December 31	38,839	32,387
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	29,341	26,839
Actual return on plan assets	1,951	986
Contribution	-	3,000
Benefit payments	(702)	(1,484)
Fair value of plan assets at December 31	30,590	29,341

Funded status at December 31	$(8,249)	$(3,046)

Accumulated benefit obligation at December 31	$38,839	$32,387

Unrecognized net actuarial loss	$14,879	$11,240
Net periodic pension cost not yet recognized	$14,879	$11,240

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2012	2011	2010
Discount rate	4.00%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2012	2011	2010
Interest cost on projected benefit obligation	$1,534	$1,541	$1,490
Expected return on plan assets	(1,165)	(1,070)	(1,201)
Recognized net actuarial loss	1,194	1,159	1,156
Net periodic benefit cost	$1,563	$1,630	$1,445

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2012	2011	2010
Discount rate	4.75%	5.00%	5.00%
Expected return on plan assets	4.00%	4.50%	4.50%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 4.00% reflects the Plan’s predominant investment of assets in cash and debt type securities and an analysis of the average rate of return of the S&P 500 index and the Lehman Brothers Gov’t/Corp. index over the past 20 years.

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2010	$10,806
Additions during the year	968
Reclassifications due to recognition as net periodic pension cost	(1,156)
Included in accumulated other comprehensive income (loss) as of December 31, 2010	10,618
Additions during the year	443
Reclassifications due to recognition as net periodic pension cost	(1,159)
Increase related to change in discount rate assumption	1,337
Included in accumulated other comprehensive income (loss) as of December 31, 2011	11,239
Additions during the year	(649)
Reclassifications due to recognition as net periodic pension cost	(1,194)
Increase related to change in discount rate assumption	5,483
Included in accumulated other comprehensive income (loss) as of December 31, 2012	14,879
Applicable tax effect	(5,933)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2012	$8,946

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,350

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2012	2011	2010
Net actuarial loss	$(14,879)	$(11,240)	$(10,618)
Net periodic benefit cost not yet recognized	$(14,879)	$(11,240)	$(10,618)

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2012	2011
Asset Category:
Cash and certificates of deposit	11.1%	27.1%
Equity Securities:	58.5	39.3
Debt Securities	30.4	33.6
Total pension plan sssets	100.0%	100.0%

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

Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for plan assets are 0-60% for equity securities, 0-100% for fixed income securities and 0-100% for cash funds and emerging market debt funds. This asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 60% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets. Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased. The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio. Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years. Fixed income investments must carry an “A” or better rating by a recognized credit rating agency. Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio. The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited. Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted. Foreign currency-denominated debt instruments are not permitted. At December 31, 2012, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance. Investment performance is measured against industry accepted benchmarks. The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2012
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$3,253	$-	$-	$3,253
Equity Securities:
Industrials	2,676	-	-	2,676
Financials	2,353			2,353
Telecommunication services	1,121	-	-	1,121
Consumer	3,515	-	-	3,515
Health care	1,900	-	-	1,900
Information technology	2,328	-	-	2,328
Energy	2,645	-	-	2,645
Materials	1,207	-	-	1,207
Other	156	-	-	156
Total equity securities	17,901	-	-	17,901
Fixed income securities:
U. S. Government Agencies	-	-	-	-
Corporate bonds	-	9,283	-	9,283
Other	153	-	-	153
Total pension plan sssets	$21,307	$9,283	$-	$30,590

	2011
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$7,815	$-	$-	$7,815
Equity Securities:
Industrials	1,064	-	-	1,064
Financials	1,669			1,669
Telecommunication services	765	-	-	765
Consumer	3,429	-	-	3,429
Health care	1,594	-	-	1,594
Information technology	1,416	-	-	1,416
Energy	811	-	-	811
Other	775	-	-	775
Total equity securities	11,523	-	-	11,523
Fixed income securities:
U. S. Government Agencies	-	619	-	619
Corporate bonds	-	9,251	-	9,251
Other	133	-	-	133
Total pension plan sssets	$19,471	$9,870	$-	$29,341

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan. Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2013.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2013	$583
2014	689
2015	743
2016	867
2017	955
2018-2022	5,570

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service. Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations. The Company matching contribution vests immediately. The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan. Profit sharing contributions and Company match that are included in non-interest expenses totaled $1.5 million, $1.4 million and $ 1.4 million in 2011, 2010 and 2009, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors. Benefit costs related to the Plan included in non-interest expense for 2012, 2011 and 2010 were $0.2 million, $0.3 million, and $0.2 million, respectively.

Note 15 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2012	2011	2010
Letter of credit fees	$992	$1,123	$1,019
Extension fees	590	406	594
Other income	3,140	2,515	2,816
Total other non-interest income	$4,722	$4,044	$4,429

(In thousands)	2012	2011	2010
Professional fees	$6,309	$4,942	$5,586
Other real estate owned	905	2,412	976
Postage and delivery	1,255	1,257	1,328
Communications	1,596	1,433	1,433
Other expenses	8,348	7,598	7,027
Total other non-interest expense	$18,413	$17,642	$16,350

Note 16 – Income Taxes

The following table provides the components of income tax expense (benefit) for the years ended December 31:

(In thousands)	2012	2011	2010
Current income taxes (benefits):
Federal	$11,199	$6,840	$8,106
State	2,913	2,327	1,423
Total current	14,112	9,167	9,529
Deferred income taxes (benefits):
Federal	3,116	5,640	(469)
State	817	1,038	(11)
Total deferred	3,933	6,678	(480)
Total income tax expense (benefit)	$18,045	$15,845	$9,049

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2012	2011
Deferred Tax Assets:
Allowance for loan and lease losses	$17,132	$19,714
Employee benefits	1,505	1,454
Pension plan OCI	5,933	4,482
Deferred loan fees and costs	579	681
Non-qualified stock option expense	376	413
Losses on other real estate owned	756	313
Other than temporary impairment	323	269
Loan and deposit premium/discount	2,267	159
Depreciation	-	-
Reserve for recourse loans	199	120
Loss carryforward	88
Other	145	111
Gross deferred tax assets	29,304	27,716
Valuation allowance	(88)	-
Net deferred tax assets	29,216	27,716

Deferred Tax Liabilities:
Unrealized gains on investments available for sale	(13,436)	(13,270)
Pension plan costs	(2,644)	(3,267)
Depreciation	(704)	(900)
Intangible assets	(568)	(286)
Bond accretion	(109)	(167)
Other	(16)	(16)
Gross deferred tax liabilities	(17,477)	(17,906)
Net deferred tax asset	$11,739	$9,810

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2012		2011		2010
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$19,110	35.0%	$17,481	35.0%	$11,399	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(2,927)	(5.4)	(2,945)	(5.9)	(2,411)	(7.4)
Bank-owned life insurance	(916)	(1.7)	(923)	(1.9)	(980)	(3.0)
State income taxes, net of federal income tax benefits	2,424	4.4	2,187	4.4	906	2.8
Other, net	354	0.7	45	0.1	135	0.4
Total income tax expense (benefit) and rate	$18,045	33.0%	$15,845	31.7%	$9,049	27.8%

Note 17 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2012	2011	2010
Net income	$36,554	$34,102	$23,520
Less: Dividends - preferred stock	-	-	6,149
Net income available to common stockholders	$36,554	$34,102	$17,371

Basic:
Basic weighted average EPS shares	24,573	24,083	22,339

Basic net income per share	$1.49	$1.42	$1.05
Basic net income per common share	1.49	1.42	0.78

Diluted:
Basic weighted average EPS shares	24,573	24,083	22,339
Dilutive common stock equivalents	84	66	41
Dilutive EPS shares	24,657	24,149	22,380

Diluted net income per share	$1.48	$1.41	$1.05
Diluted net income per common share	1.48	1.41	0.78

Anti-dilutive shares	421	621	776

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2010	$3,845	$(6,497)	$(2,652)
Period change, net of tax	(81)	113	32
Balance at December 31, 2010	3,764	(6,384)	(2,620)
Period change, net of tax	16,242	(374)	15,868
Balance at December 31, 2011	20,006	(6,758)	13,248
Period change, net of tax	252	(2,188)	(1,936)
Balance at December 31, 2012	$20,258	$(8,946)	$11,312

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2012	2011
Commercial	$186,014	$79,567
Real estate-development and construction	79,480	76,940
Real estate-residential mortgage	56,445	20,922
Lines of credit, principally home equity and business lines	667,186	621,422
Standby letters of credit	72,008	73,913
Total Commitments to extend credit and available credit lines	$1,061,133	$872,764

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company’s financial statements. Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower. Management reviews this credit exposure on a monthly basis. At December 31, 2012 and 2011, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps. A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2012
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$17,949	$(1,280)	2.7	2.44%	5.41%
Pay Variable/Receive Fixed Swaps	17,949	1,280	2.7	5.41%	2.44%
Total Swaps	$35,898	$-	2.7	3.92%	3.92%

	2011
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$27,127	$(1,529)	3.0	2.65%	4.66%
Pay Variable/Receive Fixed Swaps	27,127	1,529	3.0	4.66%	2.65%
Total Swaps	$54,254	$-	3.0	3.66%	3.66%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 20 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Company's financial condition, operating results or liquidity.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$36,149	$-	$36,149
Investments available-for-sale:
U.S. government agencies	-	156,428	-	156,428
State and municipal	-	174,491	-	174,491
Mortgage-backed	-	490,479	-	490,479
Corporate debt	-	1,996	-	1,996
Trust preferred	-	-	1,465	1,465
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,280	-	1,280

Liabilities
Interest rate swap agreements	$-	$(1,280)	$-	$(1,280)

	2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$25,341	$-	$25,341
Investments available-for-sale:
U.S. government agencies	-	200,252	-	200,252
State and municipal	-	173,111	-	173,111
Mortgage-backed	-	570,144	-	570,144
Corporate debt	-	1,978	-	1,978
Trust preferred	3,249	-	2,467	5,716
Marketable equity securities	-	100	-	100
Interest rate swap agreements	-	1,529	-	1,529

Liabilities
Interest rate swap agreements	$-	$(1,529)	$-	$(1,529)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2012	$2,467
Total OTTI included in earnings	(109)
Principal redemption	(1,134)
Total unrealized losses included in other comprehensive income (loss)	241
Balance at December 31, 2012	$1,465

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$43,624	$43,624	$(6,730)
Other real estate owned	-	-	5,926	5,926	(188)
Total	$-	$-	$49,550	$49,550	$(6,918)

	2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$59,784	$59,784	$(5,565)
Other real estate owned	-	-	4,431	4,431	(786)
Total	$-	$-	$64,215	$64,215	$(6,351)

At December 31, 2012, impaired loans totaling $48.8 million were written down to fair value of $43.6 million as a result of specific loan loss allowances of $5.2 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $67.6 million were written down to fair value of $59.8 million at December 31, 2011 as a result of specific loan loss allowances of $7.8 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,450	$255,660	$-	$255,660	$-
Loans, net of allowance	2,488,171	2,453,314	-	-	2,453,314
Other assets	83,714	83,714	-	83,714	-

Financial Liabilities
Time Deposits	$524,820	$528,074	$-	$528,074	$-
Securities sold under retail repurchase agreements and federal funds purchased	86,929	86,929	-	86,929	-
Advances from FHLB	405,058	451,408	-	451,408	-
Subordinated debentures	35,000	9,919	-	-	9,919

			Fair Value Measurements
	2011		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$213,398	$219,100	$-	$219,100	$-
Loans, net of allowance	2,190,266	2,276,333	-	-	2,276,333
Other assets	81,098	81,098	-	81,098	-

Financial Liabilities
Time Deposits	$584,321	$588,818	$-	$588,818	$-
Securities sold under retail repurchase agreements and federal funds purchased	143,613	143,613	-	143,613	-
Advances from FHLB	405,408	452,378	-	452,378	-
Subordinated debentures	35,000	9,810	-	-	9,810

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2012 and 2011, respectively, as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Note 22 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2012	2011
Assets
Cash and cash equivalents	$10,035	$8,326
Investments available for sale (at fair value)	723	100
Investment in subsidiary	472,938	424,965
Loan to subsidiary	35,000	35,000
Dividend receivable from subsidiary	-	13,000
Other assets	338	327
Total assets	$519,034	$481,718

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	522	609
Total liabilities	35,522	35,609
Stockholders’ Equity
Common stock	24,905	24,091
Additional paid in capital	191,689	177,828
Retained earnings	255,606	230,942
Accumulated other comprehensive loss	11,312	13,248
Total stockholders’ equity	483,512	446,109
Total liabilities and stockholders’ equity	$519,034	$481,718

Statements of Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Income:
Cash dividends from subsidiary	$12,028	$21,339	$-
Other income	982	945	1,191
Total income	13,010	22,284	1,191
Expenses:
Interest	959	913	940
Other expenses	1,003	784	911
Total expenses	1,962	1,697	1,851
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiary	11,048	20,587	(660)
Income tax benefit	(221)	(210)	(167)
Income (loss) before equity in undistributed income (loss) of subsidiary	11,269	20,797	(493)
Equity in undistributed income of subsidiary	25,285	13,305	24,013
Net income	36,554	34,102	23,520
Preferred stock dividends and discount accretion	-	-	6,149
Net income available to common shareholders	$36,554	$34,102	$17,371

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$36,554	$34,102	$23,520
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(25,285)	(13,305)	(24,013)
Dividends receivable from subsidiary bank		(13,000)	-
Share based compensation expense	1,451	1,207	904
Net change in other liabilities	(158)	(184)	43
Decrease in dividends receivable	13,000
Other-net	(10,804)	(87)	14
Net cash provided by operating activities	14,758	8,733	468
Cash Flows from Investing Activities:
Purchase of investment available-for-sale	(511)	-	-
Acquistion of business activity, net of cash acquired	(849)	-	-
Net cash used by investing activities	(1,360)	-	-
Cash Flows from Financing Activities:
Redemption of preferred stock	-	-	(83,094)
Redemption of stock warrant	-	(4,449)	-
Proceeds from issuance of common stock	99	314	96,464
Tax benefit from stock options exercised	102	91	201
Repurchase of common stock	-	(334)	-
Dividends paid	(11,890)	(8,259)	(4,563)
Net cash provided (used) by financing activities	(11,689)	(12,637)	9,008
Net increase (decrease) in cash and cash equivalents	1,709	(3,904)	9,476
Cash and cash equivalents at beginning of year	8,326	12,230	2,754
Cash and cash equivalents at end of year	$10,035	$8,326	$12,230

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2012 and 2011, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total Capital to risk-weighted assets
Company	$456,791	15.40%	$237,308	8.00%	N/A	N/A
Sandy Spring Bank	$445,097	15.02%	$237,066	8.00%	$296,332	10.00%
Tier 1 Capital to risk-weighted assets
Company	$419,639	14.15%	$118,654	4.00%	N/A	N/A
Sandy Spring Bank	$372,983	12.59%	$118,533	4.00%	$177,799	6.00%
Tier 1 Leverage
Company	$419,639	10.98%	$114,628	3.00%	N/A	N/A
Sandy Spring Bank	$372,983	9.77%	$114,553	3.00%	$190,922	5.00%

As of December 31, 2011:
Total Capital to risk-weighted assets
Company	$419,780	15.83%	$212,199	8.00%	N/A	N/A
Sandy Spring Bank	$397,526	15.00%	$212,016	8.00%	$265,021	10.00%
Tier 1 Capital to risk-weighted assets
Company	$386,423	14.57%	$106,099	4.00%	N/A	N/A
Sandy Spring Bank	$329,197	12.42%	$106,008	4.00%	$159,012	6.00%
Tier 1 Leverage
Company	$386,423	10.84%	$106,976	3.00%	N/A	N/A
Sandy Spring Bank	$329,197	9.24%	$106,920	3.00%	$178,200	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities for the years ended December 31, 2012, 2011 and 2010, amounted to $1.4 million, $1.4 million and $1.4 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2012, 2011 and 2010, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $822 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2012, 2011 and 2010, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$143,870	$8	$12	$(20)	$143,870
Interest expense	22,671	-	-	(20)	22,651
Provision for loan and lease losses	3,649	-	-	-	3,649
Noninterest income	42,312	4,837	5,620	(5,813)	46,956
Noninterest expenses	108,421	4,190	3,129	(5,813)	109,927
Income before income taxes	51,441	655	2,503	-	54,599
Income tax expense	16,807	266	972	-	18,045
Net income	$34,634	$389	$1,531	$-	$36,554

Assets	$3,964,926	$13,452	$16,341	$(39,513)	$3,955,206

	2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$139,531	$5	$8	$(74)	$139,470
Interest expense	26,598	-	-	(74)	26,524
Provision (credit) for loan and lease losses	1,428	-	-	-	1,428
Noninterest income	33,768	5,142	5,400	(810)	43,500
Noninterest expenses	98,320	4,450	3,111	(810)	105,071
Income before income taxes	46,953	697	2,297	-	49,947
Income tax expense	14,667	283	895	-	15,845
Net income	$32,286	$414	$1,402	$-	$34,102

Assets	$3,742,916	$13,067	$14,806	$(59,419)	$3,711,370

	2010
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,731	$7	$5	$(394)	$148,349
Interest expense	33,136	-	-	(394)	32,742
Provision for loan and lease losses	25,908	-	-	-	25,908
Noninterest income	33,720	5,807	5,065	(810)	43,782
Noninterest expenses	94,001	4,556	3,165	(810)	100,912
Income before income taxes	29,406	1,258	1,905	-	32,569
Income tax expense	7,798	509	742	-	9,049
Net income	$21,608	$749	$1,163	$-	$23,520

Assets	$3,527,889	$12,671	$13,409	$(34,581)	$3,519,388

Note 25 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2012
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,615	$35,558	$37,495	$36,202
Interest expense	5,910	5,749	5,710	5,282
Net interest income	28,705	29,809	31,785	30,920
Provision (credit) for loan and lease losses	664	1,585	232	1,168
Noninterest income	10,974	11,493	12,242	12,247
Noninterest expense	26,683	28,858	27,167	27,219
Income before income taxes	12,332	10,859	16,628	14,780
Income tax expense	3,856	3,652	5,638	4,899
Net income	$8,476	$7,207	$10,990	$9,881

Basic net income per share	$0.35	$0.30	$0.44	$0.40
Diluted net income per share	$0.35	$0.30	$0.44	$0.40

	2011
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,750	$35,008	$35,004	$34,708
Interest expense	6,740	6,854	6,674	6,256
Net interest income	28,010	28,154	28,330	28,452
Provision (credit) for loan and lease losses	1,515	1,151	(3,520)	2,282
Noninterest income	9,992	10,802	11,336	11,370
Noninterest expense	26,062	25,838	25,848	27,323
Income before income taxes	10,425	11,967	17,338	10,217
Income tax expense	3,134	3,671	6,081	2,959
Net income	$7,291	$8,296	$11,257	$7,258

Basic net income per share	$0.30	$0.34	$0.47	$0.30
Diluted net income per share	$0.30	$0.34	$0.47	$0.30

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2012 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2012. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s annual report on internal control over financial reporting is located on page 50 of this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 21.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidates Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Incorporated by Reference to:

3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.

3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065

3(c)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3.2 to Form 8-K dated May 13, 1992, SEC File No. 0-19065.

4(a)	No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(d)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(j)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:

10(k)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065.

10(m)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065

10(n)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(o)*	Change in Control Agreement by and between Sandy Spring Bancorp, Sandy Spring Bank, and Jeffrey Welch	Exhibit 10(o) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065

10(p)*	Executive Team Incentive Plan	Exhibit 10.1 to Form 8-K filed on March 31, 2011, SEC File No. 0-19065

10(q)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider Dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(r)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua Dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(s)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. Dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(t)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres Dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(u)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Jeffrey A. Welch Dated March 9, 2012	Exhibit 10.5 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

21	Subsidiaries

23	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

101	The following materials from the Sandy Spring Bancorp, Inc. Annual report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 2013.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/Ralph F. Boyd, Jr.	Director
Ralph F. Boyd, Jr.

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/_Solomon Graham	Director
Solomon Graham

/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

/s/ Pamela A. Little	Director
Pamela A. Little

/s/_Gary G. Nakamoto	Director
Gary G. Nakamoto

/s/_Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Dennis A. Starliper	Director
Dennis A. Starliper

/s/Mei Xu	Director
Mei Xu

