Form 10-Q
period 2013-03-31
SANDY SPRING BANCORP INC
filed 2013-05-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Yes ☐   No ☒

The number of outstanding shares of common stock outstanding as of May 7, 2013.

Common stock, $1.00 par value – 24,962,021 shares

SANDY SPRING BANCORP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of Sandy Spring Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of Company goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect the Company’s expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2012 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

•	general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•	changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as the Company’s liquidity;

•	the Company’s liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates the Company uses to value certain of the securities in the portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services companies, including product and pricing pressures and the Company’s ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$45,922	$59,540
Federal funds sold	476	466
Interest-bearing deposits with banks	38,188	26,400
Cash and cash equivalents	84,586	86,406
Residential mortgage loans held for sale (at fair value)	48,383	36,149
Investments available-for-sale (at fair value)	766,080	825,582
Investments held-to-maturity -- fair value of $216,024 and $222,024 at March 31, 2013 and December 31, 2012, respectively	211,376	215,814
Other equity securities	31,237	33,636
Total loans and leases	2,565,069	2,531,128
Less: allowance for loan and lease losses	(41,246)	(42,957)
Net loans and leases	2,523,823	2,488,171
Premises and equipment, net	47,701	48,326
Other real estate owned	5,250	5,926
Accrued interest receivable	12,926	12,392
Goodwill	84,808	84,808
Other intangible assets, net	2,702	3,163
Other assets	113,154	114,833
Total assets	$3,932,026	$3,955,206

Liabilities
Noninterest-bearing deposits	$832,679	$847,415
Interest-bearing deposits	2,086,529	2,065,619
Total deposits	2,919,208	2,913,034
Securities sold under retail repurchase agreements and federal funds purchased	50,302	86,929
Advances from FHLB	405,000	405,058
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,569	31,673
Total liabilities	3,443,079	3,471,694

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,954,892 and 24,905,392 at March 31, 2013 and December 31, 2012, respectively	24,955	24,905
Additional paid in capital	191,615	191,689
Retained earnings	262,645	255,606
Accumulated other comprehensive income	9,732	11,312
Total stockholders' equity	488,947	483,512
Total liabilities and stockholders' equity	$3,932,026	$3,955,206

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest Income:
Interest and fees on loans and leases	$29,646	$27,129
Interest on loans held for sale	353	149
Interest on deposits with banks	19	21
Interest and dividends on investment securities:
Taxable	3,934	4,943
Exempt from federal income taxes	2,327	2,373
Total interest income	36,279	34,615
Interest Expense:
Interest on deposits	1,455	2,013
Interest on retail repurchase agreements and federal funds purchased	49	61
Interest on advances from FHLB	3,223	3,587
Interest on subordinated debt	226	249
Total interest expense	4,953	5,910
Net interest income	31,326	28,705
Provision for loan and lease losses	78	664
Net interest income after provision for loan and lease losses	31,248	28,041
Non-interest Income:
Investment securities gains	56	73
Total other-than-temporary impairment ("OTTI") losses	-	(64)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-
Net OTTI recognized in earnings	-	(64)
Service charges on deposit accounts	2,069	2,200
Mortgage banking activities	1,527	1,025
Wealth management income	4,042	4,057
Insurance agency commissions	1,349	1,202
Income from bank owned life insurance	612	634
Visa check fees	957	898
Other income	1,807	949
Total non-interest income	12,419	10,974
Non-interest Expenses:
Salaries and employee benefits	16,346	15,701
Occupancy expense of premises	3,182	2,846
Equipment expenses	1,249	1,190
Marketing	515	495
Outside data services	1,152	1,279
FDIC insurance	596	652
Amortization of intangible assets	461	461
Other expenses	4,322	4,059
Total non-interest expenses	27,823	26,683
Income before income taxes	15,844	12,332
Income tax expense	5,286	3,856
Net income	$10,558	$8,476

Net Income Per Share Amounts:
Basic net income per share	$0.42	$0.35
Diluted net income per share	$0.42	$0.35
Dividends declared per common share	$0.14	$0.10

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$10,558	$8,476
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(3,046)	(1,103)
Related income tax (expense) benefit	1,215	439
Net investment gains reclassified into earnings	56	73
Related income tax expense	(23)	(29)
Net effect on other comprehensive income (loss) for the period	(1,798)	(620)

Defined benefit pension plan:
Recognition of unrealized gain (loss)	364	350
Related income tax (expense) benefit	(146)	(140)
Net effect on other comprehensive income (loss) for the period	218	210
Total other comprehensive income	(1,580)	(410)
Comprehensive income	$8,978	$8,066

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$10,558	$8,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,012	1,936
Net OTTI recognized in earnings	-	64
Provision for loan and lease losses	78	664
Share based compensation expense	318	325
Deferred income tax expense	1,111	1,641
Origination of loans held for sale	(97,722)	(55,278)
Proceeds from sales of loans held for sale	87,010	63,474
Gains on sales of loans held for sale	(1,522)	(981)
Loss on sales of other real estate owned	123	334
Investment securities gains	(56)	(73)
(Gains) losses on sales of premises and equipment	-	(93)
Net decrease (increase) in accrued interest receivable	(534)	474
Net (increase) decrease in other assets	3,198	1,923
Net decrease in accrued expenses and other liabilities	(232)	(2,104)
Other – net	1,940	1,717
Net cash provided by operating activities	6,282	22,499
Investing activities:
Purchases of other equity securities	-	(620)
Purchases of investments held-to-maturity	-	(11,032)
Purchases of investments available-for-sale	(11,470)	(46,331)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	2,399	-
Proceeds from sales of investment available-for-sale	-	28,519
Proceeds from maturities, calls and principal payments of investments held-to-maturity	4,269	35,920
Proceeds from maturities, calls and principal payments of investments available-for-sale	66,715	88,220
Net increase in loans and leases	(35,822)	(38,396)
Proceeds from the sales of other real estate owned	731	1,110
Expenditures for premises and equipment	(551)	(1,301)
Net cash used in investing activities	26,271	56,089
Financing activities:
Net increase in deposits	6,174	24,555
Net (decrease) increase in retail repurchase agreements and federal funds purchased	(36,627)	(70,483)
Repayment of advances from FHLB	(58)	(87)
Proceeds from issuance of common stock	(343)	(225)
Tax benefits associated with shared based compensation	-	74
Dividends paid	(3,519)	(2,431)
Net cash provided by financing activities	(34,373)	(48,597)
Net increase in cash and cash equivalents	(1,820)	29,991
Cash and cash equivalents at beginning of period	86,406	72,314
Cash and cash equivalents at end of period	$84,586	$102,305

Supplemental Disclosures:
Interest payments	$5,189	$5,940
Income tax payments	-	1,356
Transfers from loans to other real estate owned	92	1,667

The accompanying notes are an integral part of these statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Equity
Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income			10,558		10,558
Other comprehensive loss, net of tax				(1,580)	(1,580)
Common stock dividends - $0.14 per share			(3,519)		(3,519)
Stock compensation expense		318			318
Common stock issued pursuant to:					-
Employee stock purchase plan - 6,349 shares	7	99			106
Restricted stock - 43,151 shares	43	(491)			(448)
Balances at March 31, 2013	$24,955	$191,615	$262,645	$9,732	$488,947

Balances at January 1, 2012	$24,091	$177,828	$230,942	$13,248	$446,109
Net income	-	-	8,476	-	8,476
Other comprehensive loss, net of tax:	-	-	-	(410)	(410)
Common stock dividends - $0.10 per share	-	-	(2,432)	-	(2,432)
Stock compensation expense	-	399	-	-	399
Common stock issued pursuant to:
Employee stock purchase plan - 7,953 shares	8	113	-	-	121
Restricted stock - 44,990 shares	45	(391)	-	-	(346)
Balances at March 31, 2012	$24,144	$177,949	$236,986	$12,838	$451,917

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2013. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sandy Spring Bank and its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc. Consolidation has resulted in the elimination of all intercompany accounts and transactions.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks (items with stated original maturity of three months or less).

Loans Acquired with Deteriorated Credit Quality

Acquired loans are evaluated for evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value. Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments. The historical allowance for loan and lease losses related to the purchased loans is not carried over to the Company. The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through a charge to the provision for loan losses. Increases in the present value of expected cash flows after the purchase date are recognized as an adjustment to the accretable yield. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan and lease losses (“ALLL”) are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

Adopted Accounting Pronouncements

In February 2013, the FASB issued a standard on the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The guidance sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. Information about the reclassifications out of AOCI must be contained in single location in the financial statements. The reclassifications must also be presented by each component as part of the reporting on the changes in the AOCI balances. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. This guidance did not have any impact on the financial position, results of operations or cash flows of the Company, as it only affects the presentation of the information in the financial statements.

NOTE 2 – ACQUISITION

On May 31, 2012, the Company completed the acquisition of CommerceFirst Bancorp, Inc. and its wholly-owned subsidiary. Under the terms of the acquisition the Company acquired 100% of the shares of CommerceFirst common stock for a combination of 50% Sandy Spring Bancorp common stock and 50% cash. The results of operations acquired in this transaction have been included in the Company’s financial results from the date of the acquisition. Stock consideration was exchanged at a ratio of 0.8043 of the Company’s shares for each CommerceFirst share resulting in the issuance of 732,054 of the Company’s common stock. Total cash consideration amounted to $12.4 million or $13.60 per share.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At March. 31, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$130,412	$643	$(158)	$130,897	$155,442	$1,084	$(98)	$156,428
State and municipal	160,255	13,168	-	173,423	160,496	13,996	(1)	174,491
Mortgage-backed	440,287	17,607	(350)	457,544	471,527	19,080	(128)	490,479
Corporate debt	2,000	7	-	2,007	2,000	-	(4)	1,996
Trust preferred	1,701	-	(215)	1,486	1,701	-	(236)	1,465
Total debt securities	734,655	31,425	(723)	765,357	791,166	34,160	(467)	824,859
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$735,378	$31,425	$(723)	$766,080	$791,889	$34,160	$(467)	$825,582

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2013 are not the result of credit related events but due to changes in interest rates. These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2013 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($189.4 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($268.1 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At March 31, 2013, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.7 million with a fair value of $1.5 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.40%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.3% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended March 31, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at March 31, 2013. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2013.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through March 31, 2013	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At March. 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	3	$39,840	$158	$-	$158
Mortgage-backed	11	53,074	350	-	350
Trust preferred	1	1,486	-	215	215
Total	15	$94,400	$508	$215	$723

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$29,900	$98	$-	$98
State and municipal	1	390	1	-	1
Mortgage-backed	2	12,653	128	-	128
Corporate debt	1	1,996	4	-	4
Trust preferred	1	1,465	-	236	236
Total	7	$46,404	$231	$236	$467

The amortized cost and estimated fair values of debt securities available-for-sale by contractual maturity at the dates indicated are provided in the following table. The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	At March. 31, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$35,467	$36,056	$35,544	$36,349
Due after one year through five years	4,382	4,463	3,957	3,994
Due after five years through ten years	349,635	364,619	382,957	399,180
Due after ten years	345,171	360,219	368,708	385,336
Total debt securities available for sale	$734,655	$765,357	$791,166	$824,859

At March 31, 2013 and December 31, 2012, investments available-for-sale with a book value of $190.3 million and $195.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2013 and December 31, 2012.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At March. 31, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,500	$127	$(11)	$64,616	$64,498	$125	$(29)	$64,594
State and municipal	146,583	5,189	(301)	151,471	150,995	6,194	(123)	157,066
Mortgage-backed	293	40		333	321	43	-	364
Total investments held-to-maturity	$211,376	$5,356	$(312)	$216,420	$215,814	$6,362	$(152)	$222,024

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At March. 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$4,987	$11		$11
State and municipal	24	25,414	301		301
Total	25	$30,401	$312	$-	$312

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,961	$29	$-	$29
State and municipal	13	16,868	123	-	123
Total	14	$26,829	$152	$-	$152

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	At March. 31, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$5,857	$5,924	$7,431	$7,523
Due after one year through five years	2,720	2,731	4,653	4,725
Due after five years through ten years	124,771	128,382	116,735	120,074
Due after ten years	78,028	79,383	86,995	89,702
Total debt securities held-to-maturity	$211,376	$216,420	$215,814	$222,024

At March 31, 2013 and December 31, 2012, investments held-to-maturity with a book value of $151.0 million and $155.5 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2013 and December 31, 2012.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2013	December 31, 2012
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	22,968	25,367
Total equity securities	$31,237	$33,636

Note 4 – Loans and Leases

Outstanding loan balances at March 31, 2013 and December 31, 2012 are net of unearned income including net deferred loan costs of $1.1 million and $1.4 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2013	December 31, 2012
Residential real estate:
Residential mortgage	$538,346	$523,364
Residential construction	122,698	120,314
Commercial real estate:
Commercial owner occupied real estate	565,820	571,510
Commercial investor real estate	487,802	456,888
Commercial acquisition, development and construction	150,599	151,933
Commercial Business	344,489	346,708
Leases	1,974	3,421
Consumer	353,341	356,990
Total loans and leases	$2,565,069	$2,531,128

Note 5 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2013	2012
Balance at beginning of year	$42,957	$49,426
Provision for loan and lease losses	78	664
Loan and lease charge-offs	(3,108)	(5,298)
Loan and lease recoveries	1,319	269
Net charge-offs	(1,789)	(5,029)
Balance at period end	$41,246	$45,061

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	2,505	(1,831)	(934)	37	(252)	535	44	(26)	78
Charge-offs	(1,857)	-	(131)	(91)#	-	(564)	(465)	-	(3,108)
Recoveries	113	1,020	100	10	-	56	18	2	1,319
Net charge-offs	(1,744)	1,020	(31)	(81)	-	(508)	(447)	2	(1,789)
Balance at end of period	$7,256	$3,926	$8,618	$6,953	$80	$3,873	$8,119	$2,421	$41,246

Total loans and leases	$344,489	$150,599	$487,802	$565,820	$1,974	$353,341	$538,346	$122,698	$2,565,069
Allowance for loans and leases to total loans and leases ratio	2.11%	2.61%	1.77%	1.23%	4.05%	1.10%	1.51%	1.97%	1.61%

Balance of loans specifically evaluated for impairment	$7,887	$5,826	$13,205	$7,243	na.	$31	$4,506	$2,004	$40,702
Allowance for loans specifically evaluated for impairment	$1,940	$149	$242	$377	na.	na.	$698	$609	$4,015
Specific allowance to specific loans ratio	24.60%	2.56%	1.83%	5.21%	na.	na.	15.49%	30.39%	9.86%

Balance of loans collectively evaluated	$336,602	$144,773	$474,597	$558,577	$1,974	$353,310	$533,840	$120,694	$2,524,367
Allowance for loans collectively evaluated	$5,316	$3,777	$8,376	$6,576	$80	$3,873	$7,421	$1,812	$37,231
Collective allowance to collective loans ratio	1.58%	2.61%	1.76%	1.18%	4.05%	1.10%	1.39%	1.50%	1.47%

	For the Year Ended December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(758)	826	4,928	804	(478)	44	(167)	(1,550)	3,649
Charge-offs	(1,022)	(3,281)	(3,690)	(1,174)	(8)	(1,298)	(2,107)	(224)	(12,804)
Recoveries	1,548	528	97	38	23	227	213	12	2,686
Net charge-offs	526	(2,753)	(3,593)	(1,136)	15	(1,071)	(1,894)	(212)	(10,118)
Balance at end of period	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957

Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128
Allowance for loans and leases to total loans and leases ratio	1.87%	3.12%	2.10%	1.22%	9.70%	1.08%	1.63%	2.03%	1.70%

Balance of loans specifically evaluated for impairment	$8,984	$6,332	$11,843	$15,184	na.	$31	$4,528	$1,871	$48,773
Allowance for loans specifically evaluated for impairment	$2,597	$-	$774	$598	na.	na.	$713	$467	$5,149
Specific allowance to specific loans ratio	28.91%	0.00%	6.54%	3.94%	na.	na.	15.75%	24.96%	10.56%

Balance of loans collectively evaluated	$337,724	$145,601	$445,045	$556,326	$3,421	$356,959	$518,836	$118,443	$2,482,355
Allowance for loans collectively evaluated	$3,898	$4,737	$8,809	$6,399	$332	$3,846	$7,809	$1,978	$37,808
Collective allowance to collective loans ratio	1.15%	3.25%	1.98%	1.15%	9.70%	1.08%	1.51%	1.67%	1.52%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2013	December 31, 2012
Impaired loans with a specific allowance	$14,232	$27,526
Impaired loans without a specific allowance	26,470	21,247
Total impaired loans	$40,702	$48,773

Allowance for loan and lease losses related to impaired loans	$4,015	$5,149
Allowance for loan and lease losses related to loans collectively evaluated	37,231	37,808
Total allowance for loan and lease losses	$41,246	$42,957

Average impaired loans for the period	$44,738	$57,438
Contractual interest income due on impaired loans during the period	$821	$4,433
Interest income on impaired loans recognized on a cash basis	$1,041	$1,121
Interest income on impaired loans recognized on an accrual basis	$141	$560

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,149	$-	$811	$211	$-	$3,171
Restructured accruing	2,693	-	-	1,301	3,404	7,398
Restructured non-accruing	132	1,055	-	1,030	1,446	3,663
Balance	$4,974	$1,055	$811	$2,542	$4,850	$14,232

Allowance	$1,940	$149	$242	$377	$1,307	$4,015

Impaired loans without a specific allowance
Non-accruing	$1,422	$3,246	$10,515	$2,028	$-	$17,211
Restructured accruing	1,182	-	852	596	811	3,441
Restructured non-accruing	309	1,525	1,027	2,077	880	5,818
Balance	$2,913	$4,771	$12,394	$4,701	$1,691	$26,470

Total impaired loans
Non-accruing	$3,571	$3,246	$11,326	$2,239	$-	$20,382
Restructured accruing	3,875	-	852	1,897	4,215	10,839
Restructured non-accruing	441	2,580	1,027	3,107	2,326	9,481
Balance	$7,887	$5,826	$13,205	$7,243	$6,541	$40,702

Unpaid principal balance in total impaired loans	$7,932	$15,723	$16,206	$7,337	$2,821	$50,019

	March 31, 2013

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,436	$6,079	$12,524	$11,214	$6,486	$44,738
Contractual interest income due on impaired loans during the period	$74	$152	$269	$208	$118
Interest income on impaired loans recognized on a cash basis	$30	$50	$169	$777	$15
Interest income on impaired loans recognized on an accrual basis	$53	$-	$7	$30	$51

	December 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,514	$-	$10,219	$4,319	$-	$17,052
Restructured accruing	2,981	-	-	1,503	3,419	7,903
Restructured non-accruing	228	-	-	1,039	1,304	2,571
Balance	$5,723	$-	$10,219	$6,861	$4,723	$27,526

Allowance	$2,597	$-	$774	$598	$1,180	$5,149

Impaired loans without a specific allowance
Non-accruing	$1,846	$3,033	$577	$6,191	$-	$11,647
Restructured accruing	1,392	-	-	-	815	2,207
Restructured non-accruing	23	3,299	1,047	2,132	892	7,393
Balance	$3,261	$6,332	$1,624	$8,323	$1,707	$21,247

Total impaired loans
Non-accruing	$4,360	$3,033	$10,796	$10,510	$-	$28,699
Restructured accruing	4,373	-	-	1,503	4,234	10,110
Restructured non-accruing	251	3,299	1,047	3,170	2,196	9,964
Balance	$8,984	$6,332	$11,843	$15,184	$6,430	$48,773

Unpaid principal balance in total impaired loans	$11,506	$21,590	$15,405	$17,928	$6,904	$73,333

	December 31, 2012

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,659	$12,270	$13,838	$16,172	$6,499	$57,438
Contractual interest income due on impaired loans during the period	$527	$1,222	$1,181	$1,391	$112
Interest income on impaired loans recognized on a cash basis	$121	$323	$175	$420	$82
Interest income on impaired loans recognized on an accrual basis	$257	$-	$-	$102	$201

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,012	$5,826	$12,353	$5,346	$-	$2,388	$5,393	$3,258	$38,576
Loans and leases 90 days past due	-	-	-	-	-	54	-	-	54
Restructured loans and leases	3,875	-	852	1,897	-	31	4,184	-	10,839
Total non-performing loans and leases	7,887	5,826	13,205	7,243	-	2,473	9,577	3,258	49,469
Other real estate owned	1,829	-	80	2,223	-	-	1,118	-	5,250
Total non-performing assets	$9,716	$5,826	$13,285	$9,466	$-	$2,473	$10,695	$3,258	$54,719

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,611	$6,332	$11,843	$13,681	$865	$2,410	$4,681	$3,125	$47,548
Loans and leases 90 days past due	24	-	-	209	-	14	-	-	247
Restructured loans and leases	4,373	-	-	1,503	-	31	4,203	-	10,110
Total non-performing loans and leases	9,008	6,332	11,843	15,393	865	2,455	8,884	3,125	57,905
Other real estate owned	1,829	-	220	2,396	-	-	1,401	80	5,926
Total non-performing assets	$10,837	$6,332	$12,063	$17,789	$865	$2,455	$10,285	$3,205	$63,831

	March 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$5,296	$2,148	$10,997	$6,362	$-	$873	$5,459	$-	$31,135
61-90 days	-	-	-	-	-	217	61	-	278
> 90 days	-	-	-	-	-	54	-	-	54
Total past due	5,296	2,148	10,997	6,362	-	1,144	5,520	-	31,467
Non-accrual loans and leases	4,012	5,826	12,353	5,346	-	2,388	5,393	3,258	38,576
Loans aquired with deteriorated credit quality	1,996	331	2,251	4,514	-	-	-	-	9,092
Current loans	333,185	142,294	462,201	549,598	1,974	349,809	527,433	119,440	2,485,934
Total loans and leases	$344,489	$150,599	$487,802	$565,820	$1,974	$353,341	$538,346	$122,698	$2,565,069

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,138	$-	$2,020	$1,556	$7	$496	$5,443	$-	$11,660
61-90 days	212	-	-	1,809	68	101	1,603	-	3,793
> 90 days	24	-	-	209	-	14	-	-	247
Total past due	2,374	-	2,020	3,574	75	611	7,046	-	15,700
Non-accrual loans and leases	4,611	6,332	11,843	13,681	865	2,410	4,681	3,125	47,548
Loans aquired with deteriorated credit quality	1,978	332	949	3,941	-	-	-	-	7,200
Current loans	337,745	145,269	442,076	550,314	2,481	353,969	511,637	117,189	2,460,680
Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	March 31, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$293,923	$139,623	$431,166	$517,084	$1,381,796
Special Mention	18,030	374	15,775	18,966	53,145
Substandard	31,312	10,602	40,307	28,999	111,220
Doubtful	1,224	-	554	771	2,549
Total	$344,489	$150,599	$487,802	$565,820	$1,548,710

	December 31, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$305,348	$141,802	$405,448	$520,844	$1,373,442
Special Mention	13,603	1,793	21,963	17,262	54,621
Substandard	26,091	8,338	28,885	32,613	95,927
Doubtful	1,666	-	592	791	3,049
Total	$346,708	$151,933	$456,888	$571,510	$1,527,039

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$1,974	$350,868	$528,769	$119,440	$1,001,051
Non-performing:
90 days past due	-	54	-	-	54
Non-accruing	-	2,388	5,393	3,258	11,039
Restructured loans and leases	-	31	4,184	-	4,215
Total	$1,974	$353,341	$538,346	$122,698	$1,016,359

	December 31, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$2,556	$354,535	$514,480	$117,189	$988,760
Non-performing:
90 days past due	-	14	-	-	14
Non-accruing	865	2,410	4,681	3,125	11,081
Restructured loans and leases	-	31	4,203	-	4,234
Total	$3,421	$356,990	$523,364	$120,314	$1,004,089

During the three months ended March 31, 2013, the Company restructured $1.4 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2013 did not require significant specific reserves at March 31, 2013. For the year ended December 31, 2012, the Company restructured $4.9 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2012 had specific reserves of $1.2 million at December 31, 2012. Commitments to lend additional funds on loans that have been restructured at March 31, 2013 and December 31, 2012 amounted to $5.6 million and $2.6 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$852	$402	$-	$1,254
Restructured non-accruing	145	-	-	-	-	145
Balance	$-	$-	$852	$402	$-	$1,399

Specific allowance	$32	$-	$-	$-	$-	$32

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$2,600	$-	$-	$1,014	$-	$3,614
Restructured non-accruing	-	-	-	-	1,304	1,304
Balance	$2,600	$-	$-	$1,014	$1,304	$4,918

Specific allowance	$552	$-	$-	$204	$467	$1,223

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(In thousands)	Amount
Balance at January 1, 2013	$693
Accretion recognized to date	(98)
Net reclassification from accretable to non-accretable	-
Balance at March 31, 2013	$595

Other Real Estate Owned

Other real estate owned totaled $5.3 million and $5.9 million at March 31, 2013 and December 31, 2012.

Note 6 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At March. 31, 2013			Weighted	At December 31, 2012			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(8,311)	$1,405	1.0 years	$9,716	$(7,964)	$1,752	1.3 years
Other identifiable intangibles	8,611	(7,314)	1,297	2.8 years	8,611	(7,200)	1,411	3.1 years
Total amortizing intangible assets	$18,327	$(15,625)	$2,702		$18,327	$(15,164)	$3,163

Goodwill	$84,808		$84,808		$84,808		$84,808

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	818
2015	370
2016	92
2017	14
Thereafter	24
Total amortizing intangible assets	$1,318

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Noninterest-bearing deposits	$832,679	$847,415
Interest-bearing deposits:
Demand	435,635	428,048
Money market savings	902,326	884,367
Regular savings	241,790	228,384
Time deposits of less than $100,000	292,393	307,445
Time deposits of $100,000 or more	214,385	217,375
Total interest-bearing deposits	2,086,529	2,065,619
Total deposits	$2,919,208	$2,913,034

Note 8 – Stockholders’ Equity

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during the first quarter of 2013.

Note 9 – Share Based Compensation

At March 31, 2013, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 981,437 are available for issuance at March 31, 2013, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2013	2012
Dividend yield	2.80%	2.17%
Weighted average expected volatility	53.87%	50.90%
Weighted average risk-free interest rate	0.83%	1.14%
Weighted average expected lives (in years)	5.34	5.35
Weighted average grant-date fair value	$7.99	$7.85

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, related to the awards of stock options and restricted stock grants. No stock options were exercised in the three months ended March 31, 2013 and 2012, respectively, therefore there was no intrinsic value for exercised stock options during these periods. The total of unrecognized compensation cost related to stock options was approximately $0.4 million as of March 31, 2013. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.6 million as of March 31, 2013. That cost is expected to be recognized over a weighted average period of approximately 3.7 years. The fair value of the options vested during the three months ended March 31, 2013 and 2012, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2013, 20,229 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 93,770 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2013	440,453	$29.17		$557
Granted	20,229	$20.26		$-
Exercised	-	-		$-
Forfeited or expired	(4,962)	$34.29		$-
Balance at March 31, 2013	455,720	$28.72	2.5	$651

Exercisable at March 31, 2013	410,185	$29.74	2.0	$620

Weighted average fair value of options granted during the year		$7.99

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2013	54,416	$7.56
Granted	20,229	$7.99
Vested	(29,110)	$7.34
Forfeited or expired	-	-
Non-vested options at March 31, 2013	45,535	$7.89

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	224,005	$17.40
Granted	93,770	$20.26
Vested	(70,133)	$17.06
Restricted stock at March 31, 2013	247,642	$18.58

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2013	2012
Interest cost on projected benefit obligation	$387	$388
Expected return on plan assets	(417)	(327)
Recognized net actuarial loss	364	350
Net periodic benefit cost	$334	$411

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

Note 11 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2013	2012
Net income	$10,558	$8,476
Basic:
Basic weighted average EPS shares	24,911	24,098

Basic net income per share	$0.42	$0.35
Diluted:
Basic weighted average EPS shares	24,911	24,098
Dilutive common stock equivalents	92	83
Dilutive EPS shares	25,003	24,181

Diluted net income per share	$0.42	$0.35

Anti-dilutive shares	242	641

NOTE 12 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For condensed financial statements presented for the Company, non-equity changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments. These do not have an impact on the Company’s net income. The following table presents the activity in net accumulated other comprehensive income (loss) and the components of the activity for the periods indicated:

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(1,831)	-	(1,831)
Reclassifications from accumulated other comprehensive income, net of tax	33	218	251
Current period change in other comprehensive income, net of tax	(1,798)	218	(1,580)
Balance at March 31, 2013	$18,460	$(8,728)	$9,732

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Other comprehensive income before reclassification, net of tax	(664)	-	(664)
Reclassifications from accumulated other comprehensive income, net of tax	44	210	254
Current period change in other comprehensive income, net of tax	(620)	210	(410)
Balance at March 31, 2012	$19,386	$(6,548)	$12,838

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2013	2012
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$56	$73
Income before taxes	56	73
Tax expense	23	29
Net income	$33	$44

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$364	$350
Income before taxes	364	350
Tax expense	146	140
Net income	$218	$210

1 This amount is included in the computation of net periodic pension cost, see Note 10

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $48.5 million with a fair value of $2.4 million as of March 31, 2013 compared to $35.9 million with a fair value of $1.3 million as of December 31, 2012. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March. 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$48,383	$-	$48,383
Investments available-for-sale:
U.S. government agencies	-	130,897	-	130,897
State and municipal	-	173,423	-	173,423
Mortgage-backed	-	457,544	-	457,544
Corporate debt	-	2,007	-	2,007
Trust preferred	-	-	1,486	1,486
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	2,492	-	2,492

Liabilities
Interest rate swap agreements	$-	$(2,492)	$-	$(2,492)

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$36,149	$-	$36,149
Investments available-for-sale:
U.S. government agencies	-	156,428	-	156,428
State and municipal	-	174,491	-	174,491
Mortgage-backed	-	490,479	-	490,479
Corporate debt	-	1,996	-	1,996
Trust preferred	-	-	1,465	1,465
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,280	-	1,280

Liabilities
Interest rate swap agreements	$-	$(1,280)	$-	$(1,280)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2013	$1,465
Total OTTI included in earnings	-
Principal redemption	-
Total unrealized losses included in other comprehensive income (loss)	21
Balance at March 31, 2013	$1,486

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At March. 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$36,687	$36,687	$(1,599)
Other real estate owned	-	-	5,250	5,250	(102)
Total	$-	$-	$41,937	$41,937	$(1,701)

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$43,624	$43,624	$(6,730)
Other real estate owned	-	-	5,926	5,926	(188)
Total	$-	$-	$49,550	$49,550	$(6,918)

At March 31, 2013, impaired loans totaling $40.7 million were written down to fair value of $36.7 million as a result of specific loan loss allowances of $4.0 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $48.8 million were written down to fair value of $43.6 million at December 31, 2012 as a result of specific loan loss allowances of $5.2 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$242,613	$247,657	$-	$247,657	$-
Loans, net of allowance	2,523,823	2,571,047	-	-	2,571,047
Other assets	84,326	84,326	-	84,326	-

Financial Liabilities
Time Deposits	$506,778	$509,570	$-	$509,570	$-
Securities sold under retail repurchase agreements and federal funds purchased	50,302	50,302	-	50,302	-
Advances from FHLB	405,000	448,119	-	448,119	-
Subordinated debentures	35,000	9,791	-	-	9,791

			Fair Value Measurements
	December 31, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$249,450	$255,660	$-	$255,660	$-
Loans, net of allowance	2,488,171	2,453,314	-	-	2,453,314
Other assets	83,714	83,714	-	83,714	-

Financial Liabilities
Time Deposits	$524,820	$528,074	$-	$528,074	$-
Securities sold under retail repurchase agreements and federal funds purchased	86,929	86,929	-	86,929	-
Advances from FHLB	405,058	451,408	-	451,408	-
Subordinated debentures	35,000	9,919	-	-	9,919

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2013 and December 31, 2012 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The Company's credit risk is not material to calculation of fair value because the FHLB borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta within Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities. Subordinated debentures are classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.4 million and $0.3 million in for the three months ended March 31, 2013 and 2012, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2013 and 2012, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $865 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2013 and 2012, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,279	$2	$3	$(5)	$36,279
Interest expense	4,958	-	-	(5)	4,953
Provision for loan and lease losses	78	-	-	-	78
Noninterest income	9,706	1,407	1,509	(203)	12,419
Noninterest expenses	26,044	1,126	856	(203)	27,823
Income before income taxes	14,905	283	656	-	15,844
Income tax expense	4,915	115	256	-	5,286
Net income	$9,990	$168	$400	$-	$10,558

Assets	$3,976,665	$13,659	$17,889	$(76,187)	$3,932,026

	Three Months Ended March 31, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$34,615	$1	$3	$(4)	$34,615
Interest expense	5,914	-	-	(4)	5,910
Provision (credit) for loan and lease losses	664	-	-	-	664
Noninterest income	8,494	1,286	1,397	(203)	10,974
Noninterest expenses	24,867	1,214	805	(203)	26,683
Income before income taxes	11,664	73	595	-	12,332
Income tax expense	3,594	30	232	-	3,856
Net income	$8,070	$43	$363	$-	$8,476

Assets	$3,680,127	$13,051	$15,145	$(40,050)	$3,668,273

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

Overview

Net income for the Company for first quarter of 2013 totaled $10.6 million ($0.42 per diluted share), compared to net income of $8.5 million ($0.35 per diluted share) for the first quarter of 2012. These results reflect the following events:

•	Net interest income increased 9% in 2013 compared to 2012. This increase was due primarily to growth in average interest-earning assets, largely resulting from higher-earning commercial loans added in the May 2012 acquisition of CommerceFirst Bancorp, Inc. (“CommerceFirst”) and organic loan growth. Combined with a decrease in funding costs on deposits and borrowings, these factors more than offset lower overall earning asset yields.
•	The provision for loan and lease losses totaled $0.1 million for the first quarter of 2013 compared to $0.7 million for the first quarter of 2012 and $1.2 million for the fourth quarter of 2012. The decrease in the provision for the first quarter of 2013 compared to the prior year quarter was due primarily to a decline in historical losses in 2013 combined with a lower level of nonperforming loans and leases.
•	Non-interest income increased $1.4 million or 13% for the first quarter of 2013 compared to the first quarter of 2012 due largely to growth in income from mortgage banking activities due to a higher volume of refinancing activity together with an increase in other noninterest income.
•	Average total loans for the first quarter of 2013 increased 14% compared to the first quarter of 2012 due primarily to the CommerceFirst acquisition in the second quarter of 2012 and to organic growth in commercial loans.

In the first quarter of 2013, the region in which the Company operates continued to show slow but steady economic improvement. Concerns over a struggling national economy, tax increases and possible large federal government spending cuts (sequestration) continued to impede both the regional and national economic outlook. While the housing markets have improved, this sector is still significantly below levels experienced in prior economic recoveries. The positive trends in housing and consumer spending have been offset by a contraction in manufacturing and relatively high unemployment which have caused uncertainty on the part of both large and small businesses and limited economic expansion. The financial stability of the European Union also continues to be an underlying volatility factor. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin increased to 3.59% in the first quarter of 2013 compared to 3.56% for the first quarter of 2012 and 3.53% for the fourth quarter of 2012. During the first quarter, the growth in average noninterest-bearing deposits largely offset a decline in the average rates earned on interest-earning assets. In addition, the first quarter reflects the benefit of the Company’s restructuring of $160 million in FHLB advances during the fourth quarter of 2012 and the first quarter of 2013 which resulted in a 100 basis points reduction in the average cost for these specific borrowings. Average total deposits increased 8%, for the quarter compared with the prior year period, while average loans increased 14% compared to 2012.

Liquidity remained strong due to the availability of borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $54.7 million at March 31, 2013 from $77.0 million at March 31, 2012 and $63.8 million at December 31, 2012. This decrease was primarily the result of the combination of the Company’s continuing efforts to resolve non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.39% of total assets at March 31, 2013 compared to 2.10% at March 31, 2012. The ratio of net charge-offs to average loans and leases was .28% for the first quarter of 2013 compared to .89% for the prior year period.

At December 31, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 6% to $15.70 at March 31, 2013 from $14.83 at March 31, 2012.

Total assets at March 31, 2013 decreased 1% compared to December 31, 2012 primarily due to the pay off of selected borrowings during the quarter. Loan balances increased 1% compared to the prior year end due primarily to increases of 3% in residential mortgage and construction loans and 1% in commercial loans, which were somewhat offset by a 1% decrease in consumer loans. The increase in commercial loans was due to organic loan growth during the quarter, particularly in the investor real estate segment of the portfolio. Customer funding sources, which include deposits plus other short-term borrowings from core customers, remained level compared to balances at December 31, 2012. Customer funding sources reflected increases of 6% in regular savings accounts and 2% in money market accounts. These increases were somewhat offset by decreases of 2% in noninterest-bearing deposits and 3% in certificates of deposit. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit and borrowings during this extended period of historically low interest rates. During the same period, stockholders’ equity increased to $489 million due to net income during the first quarter.

Net interest income increased by 9% compared to the prior year. The effects of an 18 basis point decrease in the cost of interest-bearing liabilities, growth of 24% in average noninterest-bearing deposits, 8% growth in average interest-earning assets and a 29% decrease in non-performing assets more than offset a decline of 13 basis points in the yield on average interest-earning assets.

Non-interest income increased 13% in the first quarter of 2013 compared to the first quarter of 2012. Income from mortgage banking activities increased 49% due to higher volumes and increased average gains from refinancing activity in the first quarter of 2013. In addition, other non-interest income increased over the prior year due to a non-recurring collection of a legal judgment and gains on the sales of SBA loans. These increases were somewhat offset by a decrease of 6% in service charges on deposits due to lower overdraft fees.

Non-interest expenses increased 4% in the first quarter of 2013 compared to the prior year period due primarily to higher salaries and incentive compensation and occupancy expenses.

Critical Accounting Policies

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Average Balances, Yields and Rates

Sandy Spring Bancorp, Inc. and Subsidiaries

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES - UNAUDITED

	Three Months Ended March 31,
	2013			2012
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$575,889	$5,376	3.73%	$474,149	$5,360	4.55%
Residential construction loans	120,283	1,004	3.38	116,630	1,101	3.80
Commercial ADC loans	148,749	1,996	5.44	159,769	1,968	4.96
Commercial investor real estate loans	474,062	6,135	5.25	377,072	5,148	5.49
Commercial owner occupied real estate loans	567,723	7,801	5.71	518,763	7,260	5.69
Commercial business loans	347,569	4,586	5.21	258,099	3,151	4.80
Leasing	2,510	38	6.07	6,325	103	6.52
Consumer loans	357,366	3,063	3.51	358,783	3,187	3.60
Total loans and leases (3)	2,594,151	29,999	4.71	2,269,590	27,278	4.84
Taxable securities	754,112	4,305	2.28	809,939	5,273	2.60
Tax-exempt securities (4)	297,657	3,267	4.39	276,356	3,419	4.95
Interest-bearing deposits with banks	31,050	19	0.25	32,871	21	0.25
Federal funds sold	474	-	0.22	1,087	-	0.14
Total interest-earning assets	3,677,444	37,590	4.13	3,389,843	35,991	4.26

Less: allowance for loan and lease losses	(43,705)			(49,567)
Cash and due from banks	46,888			45,058
Premises and equipment, net	48,167			48,554
Other assets	217,784			203,786
Total assets	$3,946,578			$3,637,674

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$423,485	92	0.09%	$362,730	87	0.10%
Regular savings deposits	234,492	48	0.08	200,604	46	0.09
Money market savings deposits	892,343	411	0.19	859,121	512	0.24
Time deposits	512,205	904	0.72	578,702	1,368	0.95
Total interest-bearing deposits	2,062,525	1,455	0.29	2,001,157	2,013	0.40
Other borrowings	65,601	49	0.30	81,878	61	0.30
Advances from FHLB	468,072	3,223	2.79	405,359	3,587	3.56
Subordinated debentures	35,000	226	2.58	35,000	249	2.85
Total interest-bearing liabilities	2,631,198	4,953	0.76	2,523,394	5,910	0.94

Noninterest-bearing demand deposits	797,926			641,477
Other liabilities	33,790			24,397
Stockholders' equity	483,664			448,406
Total liabilities and stockholders' equity	$3,946,578			$3,637,674

Net interest income and spread		$32,637	3.37%		$30,081	3.32%
Less: tax-equivalent adjustment		1,311			1,376
Net interest income		$31,326			$28,705

Interest income/earning assets			4.13%			4.26%
Interest expense/earning assets			0.54			0.70
Net interest margin			3.59%			3.56%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2013 and 2012. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.4 million in 2013 and 2012, respectively.

(2) Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

(3) Non-accrual loans are included in the average balances.

(4) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net income for the Company for the first three months of 2013 totaled $10.6 million ($0.42 per diluted share) compared to net income of $8.5 million ($0.35 per diluted share) for the first three months of 2012.

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

Net interest income for the first three months of 2013 was $31.3 million compared to $28.7 million for the same period of 2012, an increase of 9%. On a tax-equivalent basis, net interest income increased by 8% for the quarter ended March 31, 2013 to $32.6 million from $30.1 million for the prior year period. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.59% for the first quarter of 2013 compared to 3.56% for the first quarter of 2012. Average interest-earning assets increased by 8% while average interest-bearing liabilities increased 4% in 2013. Average noninterest-bearing deposits increased 24% in the first three months of 2013 compared to the first three months of 2012 while the percentage of average noninterest-bearing deposits to total deposits also increased to 28% for the first three months of 2013 compared to 24% for the same period in 2012.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2013 vs. 2012			2012 vs. 2011
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$2,721	$3,475	$(754)	$166	$1,513	$(1,347)
Securities	(1,120)	(270)	(850)	(234)	260	(494)
Other earning assets	(2)	(1)	(1)	2	2	-
Total interest income	1,599	3,203	(1,604)	(66)	1,775	(1,841)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	5	13	(8)	15	12	3
Regular savings deposits	2	7	(5)	4	5	(1)
Money market savings deposits	(101)	18	(119)	(422)	14	(436)
Time deposits	(464)	(147)	(317)	(497)	(130)	(367)
Total borrowings	(399)	313	(712)	70	32	38
Total interest expense	(957)	204	(1,161)	(830)	(67)	(763)
Net interest income	$2,556	$2,999	$(443)	$764	$1,842	$(1,078)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 4% for the first three months of 2013 compared to the prior year period. The previous table shows that, in 2013, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income.

In the first three months of 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 14% compared to the prior year period. This growth was primarily in the owner occupied and investor real estate, commercial business and residential mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 13 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 70 basis points in the yield in the residential mortgage portfolio which was partially offset by an increase of 6 basis points in the yield in the overall commercial loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 32 basis points while the average balance of the portfolio decreased 3% or $35 million in the first quarter of 2013 compared to the first quarter of 2012. The decline in investments was necessary to fund growth in the loan portfolio and the pay down of short-term borrowings. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $1.0 million or 16% in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of an 18 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit average balances during the first three months of 2013 compared to the prior year period were driven by the CommerceFirst acquisition in the second quarter of 2012 and by clients’ continued emphasis on safety and liquidity as average total deposits increased 8% for the quarter compared to the prior year quarter. This increase was driven by increases of $217 million or 22% in average noninterest-bearing and interest-bearing checking accounts together with increases of $34 million or 17% in regular savings accounts and $33 million or 4% in money market accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $66 million or 11% in the first quarter of 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 77 basis points for the first quarter of 2013 compared to the prior year period due primarily to the restructuring of $160 million of such advances into longer term lower rate instruments during the fourth quarter of 2012 and in the first quarter of 2013.

Interest Rate Performance

The Company’s net interest margin increased to 3.59% for the first quarter of 2013 compared to 3.56% for the first quarter of 2012 while the net interest spread increased to 3.37% in 2013 compared to 3.32% in 2012. The increase in the net interest margin was due primarily to the combination of increased average loan balances, lower rates on interest-bearing deposits and borrowings and higher balances of noninterest-bearing deposits.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Securities gains	$56	$73	$(17)	(23.3)%
Total other-than-temporary impairment ("OTTI") losses	-	(64)	64	(100.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(64)	64	(100.0)
Service charges on deposit accounts	2,069	2,200	(131)	(6.0)
Mortgage banking activities	1,527	1,025	502	49.0
Wealth management income	4,042	4,057	(15)	(0.4)
Insurance agency commissions	1,349	1,202	147	12.2
Income from bank owned life insurance	612	634	(22)	(3.5)
Visa check fees	957	898	59	6.6
Other income	1,807	949	858	90.4
Total non-interest income	$12,419	$10,974	$1,445	13.2

Total non-interest income was $12.4 million for the first quarter of 2013 compared to $11.0 million for the first quarter of 2012. As shown in the table above, the primary drivers of non-interest income for the first three months of 2013 were increases in income from mortgage banking activities and other non-interest income.

Income from mortgage banking activities increased in the first three months of 2013 compared to the first three months of 2012 due primarily to higher loan origination volumes and higher average gains on sales, due to both increased refinancing activity and continued historically low rates during the period. Other non-interest income increased during the quarter compared to the prior year period due mainly to a non-recurring legal settlement and miscellaneous gains on loan sales.

Insurance agency commissions increased 12% in the first three months of 2013 compared to the first three months of 2012 due primarily to higher revenues on physicians’ liability and commercial and personal lines. Service charges on deposits decreased in the first quarter of 2013 compared to the first quarter of 2012 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in the first quarter of 2013 compared to the prior year period due to the decline in interest rates paid on such policies. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $84.3 million at March 31, 2013 and $81.7 million at March 31, 2012 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 4.92% for the first quarter of 2013 compared to 5.20% for the prior year period.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. During the first quarter of 2013, wealth management remained level compared to the prior year quarter. Trust services fees increased 5% compared to the prior year period, due to an increase in assets under management. Investment management fees in West Financial Services increased 8% for the first quarter of 2013 compared to 2012, also due to higher assets under management. Fees on sales of investment products and services decreased 21% for the year as assets under management declined due to financial advisor turnover in this group. Overall total assets under management increased to $2.3 billion at March 31, 2013 compared to $2.2 billion at March 31, 2012.

No net OTTI losses were recognized in earnings in the first quarter of 2013 compared to $64 thousand for the prior year period. The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended March 31,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$16,346	$15,701	$645	4.1%
Occupancy expense of premises	3,182	2,846	336	11.8
Equipment expenses	1,249	1,190	59	5.0
Marketing	515	495	20	4.0
Outside data services	1,152	1,279	(127)	(9.9)
FDIC insurance	596	652	(56)	(8.6)
Amortization of intangible assets	461	461	-	-
Professional fees	1,287	1,287	-	-
Other real estate owned	37	64	(27)	(42.2)
Other expenses	2,998	2,708	290	10.7
Total non-interest expense	$27,823	$26,683	$1,140	4.3

Non-interest expenses totaled $27.8 million in the first quarter of 2013 compared to $26.7 million in the first quarter of 2012, an increase of 4%. This growth in expenses was driven primarily by increases in salaries, incentive compensation and occupancy expenses.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first quarter of 2013 due primarily to higher compensation expenses as a result of a larger staff, due in part, to the CommerceFirst acquisition and due to merit increases, both of which occurred in the second quarter of 2012. The average number of full-time equivalent employees was 699 in the first quarter of 2013 compared to 677 for the first quarter of 2012.

Occupancy expenses increased for the first quarter of 2013 compared to 2012 due to higher rental expenses due to a larger branch network. In addition, grounds maintenance expenses increased in the first quarter of 2013 compared to the first quarter of 2012 due to weather related expenses. Outside data services expenses decreased in the first three months of 2013 compared to the prior year period due primarily to merger expenses recognized in the first quarter of 2012 related to the CommerceFirst acquisition. Equipment and marketing expenses and amortization of intangible assets remained level for the first quarter of 2013 compared to the first quarter of 2012. The Company’s intangible assets are being amortized over relatively short amortization periods averaging approximately two years at March 31, 2013.

FDIC insurance expense decreased 9% in the first quarter of 2013 compared to the first quarter of 2012 as the Company’s growth in assets was more than offset by a lower assessment rate due to improving financial ratios. Professional fees and other real estate owned expenses were level in the first quarter of 2013 compared to the first quarter of 2012. Other non-interest expenses increased in the first quarter of 2013 compared to the first quarter of 2012 due mainly to increased strategic giving and miscellaneous losses.

Income Taxes

The Company had income tax expense of $5.3 million in the first quarter of 2013, compared to $3.9 million in the first quarter of 2012. The resulting effective rates were 33% for the first quarter of 2013 and 31% for the first quarter of 2012. The increase in the effective tax rate in the first quarter of 2013 was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both ratios improved in the first quarter of 2013 compared to the prior year period due to an increase in net interest income.

In addition, the Company uses pre-tax pre-provision pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in the first quarter of 2013 compared to the prior year period due primarily to higher net interest income.

GAAP and Non-GAAP Financial Measures

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Pre-tax pre-provision pre-merger expense income:
Net income	$10,558	$8,476
Plus non-GAAP adjustment:
Merger expenses	-	374
Income taxes	5,286	3,856
Provision for loan and lease losses	78	664
Pre-tax pre-provision pre-merger expense income	$15,922	$13,370

GAAP efficiency ratio:
Non-interest expenses	$27,823	$26,683

Net interest income plus non-interest income	$43,745	$39,679

GAAP Efficiency ratio	63.60%	67.25%

Non-GAAP efficiency ratio:
Non-interest expenses	$27,823	$26,683
Less non-GAAP adjustment:
Amortization of intangible assets	461	461
Merger expenses	-	374
Non-interest expenses - as adjusted	$27,362	$25,848

Net interest income plus non-interest income	$43,745	$39,679
Plus non-GAAP adjustment:
Tax-equivalent income	1,311	1,376
Less non-GAAP adjustments:
Securities gains	56	73
OTTI recognized in earnings	-	(64)
Net interest income plus non-interest income - as adjusted	$45,000	$41,046

Non-GAAP Efficiency ratio	60.80%	62.97%

FINANCIAL CONDITION

The Company's total assets were $3.9 billion at March 31, 2013, decreasing $23 million or 1% compared to $4.0 billion at December 31, 2012. Interest-earning assets increased $38 million to $3.7 billion at March 31, 2013 compared to December 31, 2012. The increase in interest-earning assets was primarily due to organic growth in the loan portfolio.

Analysis of Loans and Leases

A comparison of loan portfolio at the dates indicated is presented in the following table:

	March 31, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$538,346	21.0%	$523,364	20.7%	$14,982	2.9%
Residential construction	122,698	4.8	120,314	4.8	2,384	2.0
Commercial real estate:
Commercial owner occupied real estate	565,820	22.1	571,510	22.6	(5,690)	(1.0)
Commercial investor real estate	487,802	19.0	456,888	18.0	30,914	6.8
Commercial acquisition, development and construction	150,599	5.9	151,933	6.0	(1,334)	(0.9)
Commercial Business	344,489	13.4	346,708	13.7	(2,219)	(0.6)
Leases	1,974	0.1	3,421	0.1	(1,447)	(42.3)
Consumer	353,341	13.7	356,990	14.1	(3,649)	(1.0)
Total loans and leases	$2,565,069	100.0%	$2,531,128	100.0%	$33,941	1.3

Total loans and leases, excluding loans held for sale, increased $34 million or 1% during the first quarter of 2013 compared to December 31, 2012. The commercial loan portfolio increased by $21 million to $1.5 billion at March 31, 2013 compared to the prior year end largely due to growth in the investor real estate segment of the portfolio. Commercial owner occupied, business, and ADC loans remained relatively level compared to December 31, 2012.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 3% increase at March 31, 2013 compared to December 31, 2012. Permanent residential mortgages, most of which are 1-4 family, increased 3% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 2% at March 31, 2013 compared to the balance at December 31, 2012 due to increased construction activity as a result of mild weather conditions and low interest rates.

The consumer loan portfolio remained virtually level at $353 million at March 31, 2013 compared to December 31, 2012 due to weak consumer demand as a result of the state of the regional and national economy.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$130,897	13.0%	$156,428	14.6%	$(25,531)	(16.3)%
State and municipal	173,423	17.2	174,491	16.3	(1,068)	(0.6)
Mortgage-backed	457,544	45.4	490,479	45.6	(32,935)	(6.7)
Corporate debt	2,007	0.2	1,996	0.2	11	0.6
Trust preferred	1,486	0.1	1,465	0.1	21	1.4
Marketable equity securities	723	-	723	-	-	-
Total available-for-sale	766,080	75.9	825,582	76.8	(59,502)	(7.2)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,500	6.4	64,498	6.0	2	-
State and municipal	146,583	14.6	150,995	14.1	(4,412)	(2.9)
Mortgage-backed	293	-	321	-	(28)	(8.7)
Other equity securities	31,237	3.1	33,636	3.1	(2,399)	(7.1)
Total held-to-maturity and other equity	242,613	24.1	249,450	23.2	(6,837)	(2.7)
Total securities	$1,008,693	100.0%	$1,075,032	100.0%	$(66,339)	(6.2)

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 6% or $66 million to $1.0 billion at March 31, 2013, from $1.1 billion at December 31, 2012.

During the first quarter of 2013, the decrease in the investment portfolio was due primarily to maturities and calls of securities, the proceeds of which were used to fund the organic growth in the loan portfolio and to pay down short-term borrowings.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.5 years at March 31, 2013 and 3.4 years at December 31, 2012. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At March 31, 2013, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.5 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended March 31, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at March 31, 2013. This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at March 31, 2013.

Other Earning Assets

Residential mortgage loans held for sale increased $12 million to $48 million as of March 31, 2013 from $36 million as of December 31, 2012. The aggregate of federal funds sold and interest-bearing deposits with banks increased $12 million to $39 million at March 31, 2013.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$832,679	28.5%	$847,415	29.1%	$(14,736)	(1.7)%
Interest-bearing deposits:
Demand	435,635	14.9	428,048	14.7	7,587	1.8
Money market savings	902,326	30.9	884,367	30.4	17,959	2.0
Regular savings	241,790	8.3	228,384	7.8	13,406	5.9
Time deposits of less than $100,000	292,393	10.0	307,445	10.5	(15,052)	(4.9)
Time deposits of $100,000 or more	214,385	7.4	217,375	7.5	(2,990)	(1.4)
Total interest-bearing deposits	2,086,529	71.5	2,065,619	70.9	20,910	1.0
Total deposits	$2,919,208	100.0%	$2,913,034	100.0%	$6,174	0.2

Total deposits remained virtually level at March 31, 2013 compared to December 31, 2012. The total of noninterest-bearing and interest-bearing checking accounts also remained level at March 31, 2013 compared to the prior year end. Regular savings and money market accounts increased 6% and 2% respectively at March 31, 2013. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 3% compared to the prior year end, as the Company managed its deposit mix to improve its net interest margin. Total borrowings decreased 7% at March 31, 2013 compared to December 31, 2012. This decrease was due primarily to a reduction of $35 million in short-term borrowings. Such borrowings were utilized primarily to temporarily fund, at very low interest rates, increases in loans late in the fourth quarter of 2012.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first quarter of 2013, total stockholders' equity increased to $489 million at March 31, 2013, from $484 million at December 31, 2012. This increase was due primarily to net income earned during the period. The ratio of average equity to average assets was 12.26% for the first quarter of 2013 as compared to 12.33% for the first quarter of 2012.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as “well capitalized”, are summarized for the Company in the following table:

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2013	December 31, 2012	Requirements
Total Capital to risk-weighted assets	15.48%	15.40%	8.00%

Tier 1 Capital to risk-weighted assets	14.23%	14.15%	4.00%

Tier 1 Leverage	11.07%	10.98%	3.00%

Tier 1 capital of $427.2 million and total qualifying capital of $464.7 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of March 31, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2013	December 31,2012
Tangible common equity ratio:
Total stockholders' equity	$488,947	$483,512
Accumulated other comprehensive income (loss)	(9,732)	(11,312)
Goodwill	(84,808)	(84,808)
Other intangible assets, net	(2,702)	(3,163)
Tangible common equity	$391,705	$384,229

Total assets	$3,932,026	$3,955,206
Goodwill	(84,808)	(84,808)
Other intangible assets, net	(2,702)	(3,163)
Tangible assets	$3,844,516	$3,867,235

Tangible common equity ratio	10.19%	9.94%

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

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased 15% to $49 million at March 31, 2013 compared to the balance at December 31, 2012. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes: (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis. This methodology is further described in the section entitled “Critical Accounting Policies” and in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of the Company’s 2012 Form 10-K. The amount of the allowance is reviewed monthly and approved quarterly by the Credit and Investment Risk Committee of the board of directors.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses was $0.1 million in the first quarter of 2013 compared to $0.7 million in the first quarter of 2012. Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans, served to reduce the overall provision for the quarter.

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

Allowance for Loan and Lease Losses

During the first quarter of 2013, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At March 31, 2013, total non-performing loans and leases were $49 million, or 1.93% of total loans and leases, compared to $58 million, or 2.29% of total loans and leases, at December 31, 2012. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The allowance represented 83% of non-performing loans and leases at March 31, 2013 as compared to 74% at December 31, 2012. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned above. The allowance for loan and lease losses as a percent of total loans and leases was 1.61% at March 31, 2013 as compared to 1.70% at December 31, 2012. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at March 31, 2013 compared to the prior year end.

Continued analysis of the actual loss history on the problem credits in 2012 and 2013 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $43.7 million, with specific allowances of $4.0 million against those loans at March 31, 2013, as compared to $48.8 million with allowances of $5.1 million, at December 31, 2012.

The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at March 31, 2013 compared to 74% at December 31, 2012. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2013	December 31, 2012
Analysis of Allowance for Loan Losses:
Balance, January 1	$42,957	$49,426
Provision (credit) for loan and lease losses	78	3,649
Charge-offs:
Commercial business	1,857	(1,022)
Commercial real estate:
Commercial acquisition, development and construction	-	(3,281)
Commercial investor real estate	131	(3,690)
Commercial owner occupied real estate	91	(1,174)
Leasing	-	(8)
Consumer	564	(1,298)
Residential real estate:
Residential mortgage	465	(2,107)
Residential construction	-	(224)
Total charge-offs	3,108	(12,804)
Recoveries:
Commercial business	113	1,548
Commercial real estate:
Commercial acquisition, development and construction	1,020	528
Commercial investor real estate	100	97
Commercial owner occupied real estate	10	38
Leasing	-	23
Consumer	56	227
Residential real estate:
Residential mortgage	18	213
Residential construction	2	12
Total recoveries	1,319	2,686
Net charge-offs	(1,789)	(10,118)
Balance at end of period	$41,246	$42,957

Allowance for loan losses to loans	1.61%	1.70%
Annualized net charge-offs to average loans and leases	0.28%	0.42%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$-	$24
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	209
Leasing	-	-
Consumer	54	14
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	54	247
Non-accrual loans and leases:
Commercial business	4,012	4,611
Commercial real estate:
Commercial AD&C	5,826	6,332
Commercial investor real estate	12,353	11,843
Commercial owner occupied real estate	5,346	13,681
Leasing	-	865
Consumer	2,388	2,410
Residential real estate:
Residential mortgage	5,393	4,681
Residential construction	3,258	3,125
Total non-accrual loans and lease	38,576	47,548
Total restructured loans - accruing	10,839	10,110
Total non-performing loans and leases	49,469	57,905
Other assets and real estate owned (OREO)	5,250	5,926
Total non-performing assets	$54,719	$63,831

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2013	1.01%	2.10%	2.35%	0.93%	N/A	N/A	N/A	N/A
December 31, 2012	(1.02)%	0.56%	1.26%	0.51%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2012 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The improved risk position with respect to net interest income from December 31, 2012 to March 31, 2013 was the result of the payoff of $35 million in short-term borrowings and the increase in highly liquid earning assets of $24 million. The combination of these factors results in higher interest income as rates are shocked up.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2013	(1.99)%	0.32%	1.93%	1.80%	N/A	N/A	N/A	N/A
December 31, 2012	(0.39)%	1.87%	3.29%	2.65%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk decreased compared to year-end 2012 in most rising interest rate shock levels. The negative change in EVE was driven by shorter durations in demand, savings and money market accounts. The negative impact on EVE was slightly mitigated by the restructuring of an additional $40 million in FHLB advances which generates more benefit as market rates increase in the shock scenarios.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2013. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 74% of total interest-earning assets at March 31, 2013. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2013, show short-term investments exceeding short-term borrowings by $23 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $721 million was available for borrowing based on pledged collateral, with $405 million borrowed against it as of March 31, 2013. The line of credit at the Federal Reserve totaled $367 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2013. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at March 31, 2013, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2013. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2013.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2013, the Bank could have declared a dividend of $65 million to Bancorp. At March 31, 2013, Bancorp had liquid assets of $10 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Commercial	$168,406	$186,014
Real estate-development and construction	80,368	79,480
Real estate-residential mortgage	48,817	56,445
Lines of credit, principally home equity and business lines	672,570	667,186
Standby letters of credit	78,343	72,008
Total Commitments to extend credit and available credit lines	$1,048,504	$1,061,133

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. There were no repurchase transactions executed during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer

Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: May 10, 2013

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 10, 2013

