Form 10-Q
period 2013-06-30
SANDY SPRING BANCORP INC
filed 2013-08-08
CIK 824410

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of common stock outstanding as of August 6, 2013.

Common stock, $1.00 par value – 24,977,135 shares

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

⋅
general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

⋅
changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as the Company’s liquidity;

⋅	the Company’s liquidity requirements could be adversely affected by changes in our assets and liabilities;

⋅
the Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates the Company uses to value certain of the securities in the portfolio;

⋅	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

⋅	competitive factors among financial services companies, including product and pricing pressures and the Company’s ability to attract, develop and retain qualified banking professionals;

⋅
the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

⋅	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I
Item 1. FINANCIAL STATEMENTS
Sandy spring bancorp, inc. and subsidiaries
CONDENSED Consolidated STATEMENTS OF CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$41,525	$59,540
Federal funds sold	475	466
Interest-bearing deposits with banks	65,507	26,400
Cash and cash equivalents	107,507	86,406

Residential mortgage loans held for sale (at fair value)	29,033	36,149
Investments available-for-sale (at fair value)	838,440	825,582
Investments held-to-maturity — fair value of $220,838 and $222,024 at June 30, 2013 and December 31, 2012, respectively	226,457	215,814
Other equity securities	37,312	33,636
Total loans and leases	2,605,458	2,531,128
Less: allowance for loan and lease losses	(39,015)	(42,957)
Net loans and leases	2,566,443	2,488,171
Premises and equipment, net	46,901	48,326
Other real estate owned	4,831	5,926
Accrued interest receivable	13,071	12,392
Goodwill	84,171	84,808
Other intangible assets, net	2,241	3,163
Other assets	116,210	114,833
Total assets	$4,072,617	$3,955,206

Liabilities
Noninterest-bearing deposits	$877,891	$847,415
Interest-bearing deposits	2,048,759	2,065,619
Total deposits	2,926,650	2,913,034
Securities sold under retail repurchase agreements and federal funds purchased	54,731	86,929
Advances from FHLB	540,000	405,058
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	30,593	31,673
Total liabilities	3,586,974	3,471,694

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,967,558 and 24,905,392 at June 30, 2013 and December 31, 2012, respectively	24,968	24,905
Additional paid in capital	192,327	191,689
Retained earnings	270,773	255,606
Accumulated other comprehensive income (loss)	(2,425)	11,312
Total stockholders' equity	485,643	483,512
Total liabilities and stockholders' equity	$4,072,617	$3,955,206

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$29,212	$28,338	$58,858	$55,467
Interest on loans held for sale	309	190	662	339
Interest on deposits with banks	24	24	43	45
Interest and dividends on investment securities:
Taxable	3,919	4,662	7,853	9,605
Exempt from federal income taxes	2,315	2,343	4,642	4,716
Interest on federal funds sold	-	1	-	1
Total interest income	35,779	35,558	72,058	70,173
Interest Expense:
Interest on deposits	1,396	1,871	2,851	3,884
Interest on retail repurchase agreements and federal funds purchased	38	51	87	112
Interest on advances from FHLB	3,189	3,586	6,412	7,173
Interest on subordinated debt	224	241	450	490
Total interest expense	4,847	5,749	9,800	11,659
Net interest income	30,932	29,809	62,258	58,514
Provision for loan and lease losses	(2,876)	1,585	(2,798)	2,249
Net interest income after provision for loan and lease losses	33,808	28,224	65,056	56,265
Non-interest Income:
Investment securities gains	62	90	118	163
Total other-than-temporary impairment (“OTTI”) losses	-	(8)	-	(72)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(8)	-	(72)
Service charges on deposit accounts	2,150	2,283	4,219	4,483
Mortgage banking activities	1,237	1,288	2,764	2,313
Wealth management income	4,532	4,034	8,574	8,091
Insurance agency commissions	1,036	934	2,385	2,136
Income from bank owned life insurance	623	660	1,235	1,294
Visa check fees	1,079	962	2,036	1,860
Other income	1,496	1,250	3,303	2,199
Total non-interest income	12,215	11,493	24,634	22,467
Non-interest Expenses:
Salaries and employee benefits	16,163	15,927	32,509	31,628
Occupancy expense of premises	2,996	2,943	6,178	5,789
Equipment expenses	1,227	1,255	2,476	2,445
Marketing	755	565	1,270	1,060
Outside data services	1,114	1,828	2,266	3,107
FDIC insurance	581	653	1,177	1,305
Amortization of intangible assets	461	466	922	927
Other expenses	4,211	5,221	8,533	9,280
Total non-interest expenses	27,508	28,858	55,331	55,541
Income before income taxes	18,515	10,859	34,359	23,191
Income tax expense	6,353	3,652	11,639	7,508
Net income	$12,162	$7,207	$22,720	$15,683

Net Income Per Share Amounts:
Basic net income per share	$0.49	$0.30	$0.91	$0.65
Diluted net income per share	$0.49	$0.30	$0.91	$0.65
Dividends declared per share	$0.16	$0.12	$0.30	$0.22

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$12,162	$7,207	$22,720	$15,683
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(20,847)	2,452	(23,893)	1,349
Related income tax (expense) benefit	8,313	(977)	9,528	(538)
Net investment gains reclassified into earnings	62	90	118	163
Related income tax expense	(24)	(36)	(47)	(65)
Net effect on other comprehensive income (loss) for the period	(12,496)	1,529	(14,294)	909

Defined benefit pension plan:
Recognition of unrealized gain	563	349	927	699
Related income tax expense	(224)	(139)	(370)	(279)
Net effect on other comprehensive income for the period	339	210	557	420
Total other comprehensive income (loss)	(12,157)	1,739	(13,737)	1,329
Comprehensive income	$5	$8,946	$8,983	$17,012

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$22,720	$15,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,029	3,880
Net OTTI recognized in earnings	-	72
Provision (credit) for loan and lease losses	(2,798)	2,249
Share based compensation expense	920	740
Deferred income tax expense	3,001	1,192
Origination of loans held for sale	(170,523)	(122,996)
Proceeds from sales of loans held for sale	180,688	124,489
Gains on sales of loans held for sale	(3,049)	(1,979)
Loss on sales of other real estate owned	1,131	701
Investment securities gains	(118)	(163)
Gains on sales of premises and equipment	-	(88)
Net increase in accrued interest receivable	(679)	(558)
Net decrease in other assets	4,581	487
Net increase (decrease) in accrued expenses and other liabilities	(1,094)	2,269
Other – net	2,352	3,850
Net cash provided by operating activities	41,161	29,828
Investing activities:
Purchases of other equity securities	(3,676)	(1,382)
Purchases of investments held-to-maturity	(20,666)	(47,916)
Purchases of investments available-for-sale	(144,147)	(73,733)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	-	3,224
Proceeds from sales of investment available-for-sale	-	28,519
Proceeds from maturities, calls and principal payments of investments held-to-maturity	9,714	61,507
Proceeds from maturities, calls and principal payments of investments available-for-sale	105,056	186,353
Net increase in loans and leases	(77,103)	(245,594)
Proceeds from the sales of other real estate owned	3,094	2,402
Acquisition of business activity, net of cash acquired	-	(849)
Expenditures for premises and equipment	(920)	(2,946)
Net cash used in investing activities	(128,648)	(90,415)
Financing activities:
Net increase in deposits	13,616	195,535
Net decrease in retail repurchase agreements and federal funds purchased	(32,198)	(78,834)
Proceeds from advances from FHLB	435,000	-
Repayment of advances from FHLB	(300,058)	(175)
Proceeds from issuance of common stock	(219)	-
Remittances due to vesting of restricted stock	-	(136)
Tax benefits associated with shared based compensation	-	74
Dividends paid	(7,553)	(5,358)
Net cash provided by financing activities	108,588	111,106
Net increase in cash and cash equivalents	21,101	50,519
Cash and cash equivalents at beginning of period	86,406	72,314
Cash and cash equivalents at end of period	$107,507	$122,833

Supplemental Disclosures:
Interest payments	$9,968	$11,413
Income tax payments	8,721	4,086
Transfers from loans to other real estate owned	1,629	3,798

The accompanying notes are an integral part of these statements.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders'
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Equity
Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income	-	-	22,720	-	22,720
Other comprehensive loss, net of tax	-	-	-	(13,737)	(13,737)
Common stock dividends - $0.30 per share	-	-	(7,553)	-	(7,553)
Stock compensation expense	-	920	-	-	920
Common stock issued pursuant to:					-
Employee stock purchase plan - 13,350 shares	14	214	-	-	228
Restricted stock - 48,819 shares	49	(496)	-	-	(447)
Balances at June 30, 2013	$24,968	$192,327	$270,773	$(2,425)	$485,643

Balances at January 1, 2012	$24,091	$177,828	$230,942	$13,248	$446,109
Net income	-	-	15,683	-	15,683
Other comprehensive income, net of tax	-	-	-	1,329	1,329
Common stock dividends - $0.22 per share	-	-	(5,358)	-	(5,358)
Stock compensation expense	-	740	-	-	740
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	732	12,291	-	-	13,023
Stock option plan - 1,217 shares	1	14	-	-	15
Employee stock purchase plan - 16,341 shares	17	233	-	-	250
Director stock purhcase plan - 1,083 shares	1	18	-	-	19
Restricted stock - 44,987 shares	45	(391)	-	-	(346)
Balances at June 30, 2012	$24,887	$190,733	$241,267	$14,577	$471,464

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies
Nature of Operations
Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, equipment leasing, general insurance, personal trust, and investment and wealth management services. The Company operates in the six Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s, and in Arlington, Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services. Insurance products are available to clients through Sandy Spring Insurance, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2013. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Note 3 – Investments
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At June 30, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$179,752	$353	$(5,418)	$174,687	$155,442	$1,084	$(98)	$156,428
State and municipal	160,016	7,212	(69)	167,159	160,496	13,996	(1)	174,491
Mortgage-backed	484,330	12,848	(4,758)	492,420	471,527	19,080	(128)	490,479
Corporate debt	2,000	6	-	2,006	2,000	-	(4)	1,996
Trust preferred	1,701	-	(256)	1,445	1,701	-	(236)	1,465
Total debt securities	827,799	20,419	(10,501)	837,717	791,166	34,160	(467)	824,859
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$828,522	$20,419	$(10,501)	$838,440	$791,889	$34,160	$(467)	$825,582

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2013 are not the result of credit related events but due to changes in interest rates. These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2013 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($230.0 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($262.4 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At June 30, 2013, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.7 million with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security.

The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:
•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.45%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•
A discount rate of 12.7% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended June 30, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at June 30, 2013. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at June 30, 2013.

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
•
The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond's maturity date;

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through June 30, 2013	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At June 30, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	13	$129,362	$5,418	$-	$5,418
State and municipal	7	6,148	69	-	69
Mortgage-backed	21	148,759	4,758	-	4,758
Trust preferred	1	1,445	-	256	256
Total	42	$285,714	$10,245	$256	$10,501

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$29,900	$98	$-	$98
State and municipal	1	390	1	-	1
Mortgage-backed	2	12,653	128	-	128
Corporate debt	1	1,996	4	-	4
Trust preferred	1	1,465	-	236	236
Total	7	$46,404	$231	$236	$467

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

	At June 30, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$35,391	$35,744	$35,544	$36,349
Due after one year through five years	7,831	8,060	3,957	3,994
Due after five years through ten years	387,233	390,124	382,957	399,180
Due after ten years	397,344	403,789	368,708	385,336
Total debt securities available for sale	$827,799	$837,717	$791,166	$824,859

At June 30, 2013 and December 31, 2012, investments available-for-sale with a book value of $193.9 million and $195.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders’ equity at June 30, 2013 and December 31, 2012.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At June 30, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,502	$-	$(3,070)	$61,432	$64,498	$125	$(29)	$64,594
State and municipal	161,680	2,264	(4,848)	159,096	150,995	6,194	(123)	157,066
Mortgage-backed	275	35	-	310	321	43	-	364
Total investments held-to-maturity	$226,457	$2,299	$(7,918)	$220,838	$215,814	$6,362	$(152)	$222,024

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At June 30, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$61,432	$3,070	$-	$3,070
State and municipal	103	88,162	4,848	-	4,848
Total	111	$149,593	$7,918	$-	$7,918

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,961	$29	$-	$29
State and municipal	13	16,868	123	-	123
Total	14	$26,829	$152	$-	$152

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	At June 30, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,319	$2,355	$7,431	$7,523
Due after one year through five years	3,251	3,269	4,653	4,725
Due after five years through ten years	128,246	126,598	116,735	120,074
Due after ten years	92,641	88,616	86,995	89,702
Total debt securities held-to-maturity	$226,457	$220,838	$215,814	$222,024

At June 30, 2013 and December 31, 2012, investments held-to-maturity with a book value of $169.1 million and $155.5 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at June 30, 2013 and December 31, 2012.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2013	December 31, 2012
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	29,043	25,367
Total equity securities	$37,312	$33,636

Note 4 – Loans and Leases
Outstanding loan balances at June 30, 2013 and December 31, 2012 are net of unearned income including net deferred loan costs of $0.8 million and $1.4 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2013	December 31, 2012
Residential real estate:
Residential mortgage	$565,282	$523,364
Residential construction	116,736	120,314
Commercial real estate:
Commercial owner occupied real estate	563,258	571,510
Commercial investor real estate	497,365	456,888
Commercial acquisition, development and construction	163,309	151,933
Commercial Business	334,979	346,708
Leases	1,415	3,421
Consumer	363,114	356,990
Total loans and leases	$2,605,458	$2,531,128

Note 5 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses
Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2013	2012
Balance at beginning of year	$42,957	$49,426
Provision (credit) for loan and lease losses	(2,798)	2,249
Loan and lease charge-offs	(4,448)	(7,343)
Loan and lease recoveries	3,304	933
Net charge-offs	(1,144)	(6,410)
Balance at period end	$39,015	$45,265

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,529	(3,441)	(871)	(47)	(303)	939	(337)	(267)	(2,798)
Charge-offs	(2,243)	-	(276)	(229)	-	(1,083)	(513)	(104)	(4,448)
Recoveries	531	2,464	122	48	4	85	44	6	3,304
Net charge-offs	(1,712)	2,464	(154)	(181)	4	(998)	(469)	(98)	(1,144)
Balance at end of period	$6,312	$3,760	$8,558	$6,769	$33	$3,787	$7,716	$2,080	$39,015

Total loans and leases	$334,979	$163,309	$497,365	$563,258	$1,415	$363,114	$565,282	$116,736	$2,605,458
Allowance for loans and leases to total loans and leases ratio	1.88%	2.30%	1.72%	1.20%	2.33%	1.04%	1.36%	1.78%	1.50%

Balance of loans specifically evaluated for impairment	$6,723	$5,885	$12,593	$7,009	na.	$30	$4,482	$2,087	$38,809
Allowance for loans specifically evaluated for impairment	$1,397	$817	$167	$482	na.	na.	$684	$766	$4,313
Specific allowance to specific loans ratio	20.78%	13.88%	1.33%	6.88%	na.	na.	15.26%	36.70%	11.11%

Balance of loans collectively evaluated	$328,256	$157,424	$484,772	$556,249	$1,415	$363,084	$560,880	$114,649	$2,566,649
Allowance for loans collectively evaluated	$4,915	$2,943	$8,391	$6,287	$33	$3,787	$7,032	$1,314	$34,702
Collective allowance to collective loans ratio	1.50%	1.87%	1.73%	1.13%	2.33%	1.04%	1.25%	1.15%	1.35%

	For the Year Ended December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(758)	826	4,928	804	(478)	44	(167)	(1,550)	3,649
Charge-offs	(1,022)	(3,281)	(3,690)	(1,174)	(8)	(1,298)	(2,107)	(224)	(12,804)
Recoveries	1,548	528	97	38	23	227	213	12	2,686
Net charge-offs	526	(2,753)	(3,593)	(1,136)	15	(1,071)	(1,894)	(212)	(10,118)
Balance at end of period	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957

Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128
Allowance for loans and leases to total loans and leases ratio	1.87%	3.12%	2.10%	1.22%	9.70%	1.08%	1.63%	2.03%	1.70%

Balance of loans specifically evaluated for impairment	$8,984	$6,332	$11,843	$15,184	na.	$31	$4,528	$1,871	$48,773
Allowance for loans specifically evaluated for impairment	$2,597	$-	$774	$598	na.	na.	$713	$467	$5,149
Specific allowance to specific loans ratio	28.91%	0.00%	6.54%	3.94%	na.	na.	15.75%	24.96%	10.56%

Balance of loans collectively evaluated	$337,724	$145,601	$445,045	$556,326	$3,421	$356,959	$518,836	$118,443	$2,482,355
Allowance for loans collectively evaluated	$3,898	$4,737	$8,809	$6,399	$332	$3,846	$7,809	$1,978	$37,808
Collective allowance to collective loans ratio	1.15%	3.25%	1.98%	1.15%	9.70%	1.08%	1.51%	1.67%	1.52%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2013	December 31, 2012
Impaired loans with a specific allowance	$15,646	$27,526
Impaired loans without a specific allowance	23,163	21,247
Total impaired loans	$38,809	$48,773

Allowance for loan and lease losses related to impaired loans	$4,313	$5,149
Allowance for loan and lease losses related to loans collectively evaluated	34,702	37,808
Total allowance for loan and lease losses	$39,015	$42,957

Average impaired loans for the period	$42,761	$57,438
Contractual interest income due on impaired loans during the period	$1,881	$4,433
Interest income on impaired loans recognized on a cash basis	$1,677	$1,121
Interest income on impaired loans recognized on an accrual basis	$221	$560

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,368	$1,398	$790	$214	$-	$3,770
Restructured accruing	994	-	-	1,005	2,389	4,388
Restructured non-accruing	238	2,366	-	2,609	2,275	7,488
Balance	$2,600	$3,764	$790	$3,828	$4,664	$15,646

Allowance	$1,397	$817	$167	$482	$1,450	$4,313

Impaired loans without a specific allowance
Non-accruing	$1,478	$2,121	$10,316	$1,836	$-	$15,751
Restructured accruing	1,246	-	852	591	1,136	3,825
Restructured non-accruing	1,399	-	635	754	799	3,587
Balance	$4,123	$2,121	$11,803	$3,181	$1,935	$23,163

Total impaired loans
Non-accruing	$2,846	$3,519	$11,106	$2,050	$-	$19,521
Restructured accruing	2,240	-	852	1,596	3,525	8,213
Restructured non-accruing	1,637	2,366	635	3,363	3,074	11,075
Balance	$6,723	$5,885	$12,593	$7,009	$6,599	$38,809

Unpaid principal balance in total impaired loans	$9,742	$15,918	$16,622	$9,012	$7,184	$58,478

	June 30, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,865	$6,014	$12,547	$9,812	$6,523	$42,761
Contractual interest income due on impaired loans during the period	$334	$430	$515	$444	$158
Interest income on impaired loans recognized on a cash basis	$136	$185	$397	$919	$40
Interest income on impaired loans recognized on an accrual basis	$66	$-	$15	$51	$89

	December 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,514	$-	$10,219	$4,319	$-	$17,052
Restructured accruing	2,981	-	-	1,503	3,419	7,903
Restructured non-accruing	228	-	-	1,039	1,304	2,571
Balance	$5,723	$-	$10,219	$6,861	$4,723	$27,526

Allowance	$2,597	$-	$774	$598	$1,180	$5,149

Impaired loans without a specific allowance
Non-accruing	$1,846	$3,033	$577	$6,191	$-	$11,647
Restructured accruing	1,392	-	-	-	815	2,207
Restructured non-accruing	23	3,299	1,047	2,132	892	7,393
Balance	$3,261	$6,332	$1,624	$8,323	$1,707	$21,247

Total impaired loans
Non-accruing	$4,360	$3,033	$10,796	$10,510	$-	$28,699
Restructured accruing	4,373	-	-	1,503	4,234	10,110
Restructured non-accruing	251	3,299	1,047	3,171	2,196	9,964
Balance	$8,984	$6,332	$11,843	$15,184	$6,430	$48,773

Unpaid principal balance in total impaired loans	$11,506	$21,590	$15,405	$17,928	$6,904	$73,333

	December 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,659	$12,270	$13,838	$16,172	$6,499	$57,438
Contractual interest income due on impaired loans during the period	$527	$1,222	$1,181	$1,391	$112
Interest income on impaired loans recognized on a cash basis	$121	$323	$175	$420	$82
Interest income on impaired loans recognized on an accrual basis	$257	$-	$-	$102	$201

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,483	$5,885	$11,741	$5,413	$-	$2,305	$5,581	$2,558	$37,966
Loans and leases 90 days past due	15	-	-	-	-	-	-	-	15
Restructured loans and leases	2,240	-	852	1,596	-	30	3,495	-	8,213
Total non-performing loans and leases	6,738	5,885	12,593	7,009	-	2,335	9,076	2,558	46,194
Other real estate owned	1,829	-	-	485	-	-	1,087	1,430	4,831
Total non-performing assets	$8,567	$5,885	$12,593	$7,494	$-	$2,335	$10,163	$3,988	$51,025

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,611	$6,332	$11,843	$13,681	$865	$2,410	$4,681	$3,125	$47,548
Loans and leases 90 days past due	24	-	-	209	-	14	-	-	247
Restructured loans and leases	4,373	-	-	1,503	-	31	4,203	-	10,110
Total non-performing loans and leases	9,008	6,332	11,843	15,393	865	2,455	8,884	3,125	57,905
Other real estate owned	1,829	-	220	2,396	-	-	1,401	80	5,926
Total non-performing assets	$10,837	$6,332	$12,063	$17,789	$865	$2,455	$10,285	$3,205	$63,831

	June 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$4,241	$257	$4,207	$3,225	$-	$523	$5,889	$-	$18,342
61-90 days	471	-	10,045	2,875	-	9	139	-	13,539
> 90 days	15	-	-	-	-	-	-	-	15
Total past due	4,727	257	14,252	6,100	-	532	6,028	-	31,896
Non-accrual loans and leases	4,483	5,885	11,741	5,413	-	2,305	5,581	2,558	37,966
Loans aquired with deteriorated credit quality	1,686	331	1,881	2,702	-	-	-	-	6,600
Current loans	324,083	156,836	469,491	549,043	1,415	360,277	553,673	114,178	2,528,996
Total loans and leases	$334,979	$163,309	$497,365	$563,258	$1,415	$363,114	$565,282	$116,736	$2,605,458

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,138	$-	$2,020	$1,556	$7	$496	$5,443	$-	$11,660
61-90 days	212	-	-	1,809	68	101	1,603	-	3,793
> 90 days	24	-	-	209	-	14	-	-	247
Total past due	2,374	-	2,020	3,574	75	611	7,046	-	15,700
Non-accrual loans and leases	4,611	6,332	11,843	13,681	865	2,410	4,681	3,125	47,548
Loans aquired with deteriorated credit quality	1,978	332	949	3,941	-	-	-	-	7,200
Current loans	337,745	145,269	442,076	550,314	2,481	353,969	511,637	117,189	2,460,680
Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	June 30, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$295,187	$154,813	$454,886	$519,959	$1,424,845
Special Mention	18,816	117	2,893	16,781	38,607
Substandard	20,661	8,379	39,543	26,518	95,101
Doubtful	315	-	43	-	358
Total	$334,979	$163,309	$497,365	$563,258	$1,558,911

	December 31, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$305,348	$141,802	$405,448	$520,844	$1,373,442
Special Mention	13,603	1,793	21,963	17,262	54,621
Substandard	26,091	8,338	28,885	32,613	95,927
Doubtful	1,666	-	592	791	3,049
Total	$346,708	$151,933	$456,888	$571,510	$1,527,039

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$1,415	$360,779	$556,206	$114,178	$1,032,578
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	2,305	5,581	2,558	10,444
Restructured loans and leases	-	30	3,495	-	3,525
Total	$1,415	$363,114	$565,282	$116,736	$1,046,547

	December 31, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$2,556	$354,535	$514,480	$117,189	$988,760
Non-performing:
90 days past due	-	14	-	-	14
Non-accruing	865	2,410	4,681	3,125	11,081
Restructured loans and leases	-	31	4,203	-	4,234
Total	$3,421	$356,990	$523,364	$120,314	$1,004,089

During the six months ended June 30, 2013, the Company restructured $1.6 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2013 did not require significant specific reserves at June 30, 2013. For the year ended December 31, 2012, the Company restructured $4.9 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2012 had specific reserves of $1.2 million at December 31, 2012. Commitments to lend additional funds on loans that have been restructured at June 30, 2013 and December 31, 2012 amounted to $5.5 million and $2.6 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$153	$-	$852	$402	$-	$1,407
Restructured non-accruing	145	-	-	-	-	145
Balance	$298	$-	$852	$402	$-	$1,552

Specific allowance	$55	$-	$-	$-	$-	$55

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$2,600	$-	$-	$1,014	$-	$3,614
Restructured non-accruing	-	-	-	-	1,304	1,304
Balance	$2,600	$-	$-	$1,014	$1,304	$4,918

Specific allowance	$552	$-	$-	$204	$467	$1,223

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(In thousands)	Amount
Balance at January 1, 2013	$693
Accretion recognized to date	(235)
Net reclassification from accretable to non-accretable	-
Balance at June 30, 2013	$458

Other Real Estate Owned
Other real estate owned totaled $4.8 million and $5.9 million at June 30, 2013 and December 31, 2012.

Note 6 – Goodwill and Other Intangible Assets
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At June 30, 2013			Weighted	At December 31, 2012			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(8,657)	$1,059	0.8 years	$9,716	$(7,964)	$1,752	1.3 years
Other identifiable intangibles	8,611	(7,429)	1,182	2.6 years	8,611	(7,200)	1,411	3.1 years
Total amortizing intangible assets	$18,327	$(16,086)	$2,241		$18,327	$(15,164)	$3,163

Goodwill	$84,171		$84,171		$84,808		$84,808

During the second quarter of 2013 goodwill associated with the 2012 acquisition of Commerce First Bancorp, Inc. was reduced by $0.6 million relating to a reduction in the liabilities which existed as of the acquisition date.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	$818
2015	370
2016	92
2017	14
Thereafter	24
Total amortizing intangible assets	$1,318

Note 7 – Deposits
The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Noninterest-bearing deposits	$877,891	$847,415
Interest-bearing deposits:
Demand	440,711	428,048
Money market savings	880,595	884,367
Regular savings	239,882	228,384
Time deposits of less than $100,000	282,751	307,445
Time deposits of $100,000 or more	204,820	217,375
Total interest-bearing deposits	2,048,759	2,065,619
Total deposits	$2,926,650	$2,913,034

Note 8 – Stockholders’ Equity
The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during the first six months of 2013.

Note 9 – Share Based Compensation
At June 30, 2013, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 981,390 are available for issuance at June 30, 2013, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $0.8 million and $0.6 million was recognized for the six months ended June 30, 2013 and 2012, respectively. No stock options were exercised in the six months ended June 30, 2013 as compared to 1,217 for the six months ended June 30, 2012. The intrinsic value for any exercised stock options was insignificant. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2013. That cost is expected to be recognized over a weighted average period of approximately 2.0 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.2 million as of June 30, 2013. That cost is expected to be recognized over a weighted average period of approximately 3.4 years. The fair value of the options vested during the three months ended June 30, 2013 and 2012, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2013, 20,229 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 93,770 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2013	440,453	$29.17		$557
Granted	20,229	$20.26		$-
Exercised	-	-		$-
Forfeited or expired	(4,962)	$34.29		$-
Balance at June 30, 2013	455,720	$28.72	2.2	$889

Exercisable at June 30, 2013	410,185	$29.74	1.8	$792

Weighted average fair value of options granted during the year		$7.99

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2013	54,416	$7.56
Granted	20,229	$7.99
Vested	(29,110)	$7.34
Forfeited or expired	-	-
Non-vested options at June 30, 2013	45,535	$7.89

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	224,005	$17.40
Granted	93,770	$20.26
Vested	(71,455)	$17.06
Forfeited	(200)	$17.62
Restricted stock at June 30, 2013	246,120	$18.59

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Interest cost on projected benefit obligation	$386	$389	$773	$777
Expected return on plan assets	(417)	(327)	(834)	(654)
Recognized net actuarial loss	563	349	927	699
Net periodic benefit cost	$532	$411	$866	$822

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

Note 11 – Net Income per Common Share
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2013	2012	2013	2012
Net income	$12,162	$7,207	$22,720	$15,683
Basic:
Basic weighted average EPS shares	24,965	24,393	24,938	24,098

Basic net income per share	$0.49	$0.30	$0.91	$0.65
Diluted:
Basic weighted average EPS shares	24,965	24,393	24,938	24,098
Dilutive common stock equivalents	44	31	68	83
Dilutive EPS shares	25,009	24,424	25,006	24,181

Diluted net income per share	$0.49	$0.30	$0.91	$0.65

Anti-dilutive shares	211	527	224	507

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(14,365)	-	(14,365)
Reclassifications from accumulated other comprehensive income, net of tax	71	557	628
Current period change in other comprehensive income, net of tax	(14,294)	557	(13,737)
Balance at June 30, 2013	$5,964	$(8,389)	$(2,425)

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Other comprehensive income before reclassification, net of tax	811	-	811
Reclassifications from accumulated other comprehensive income, net of tax	98	420	518
Current period change in other comprehensive income, net of tax	909	420	1,329
Balance at June 30, 2012	$20,915	$(6,338)	$14,577

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2013	2012
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$118	$163
Income before taxes	118	163
Tax expense	47	65
Net income	$71	$98

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$927	$699
Income before taxes	927	699
Tax expense	370	279
Net income	$557	$420

1 This amount is included in the computation of net periodic pension cost, see Note 10

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives
The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company has entered into these interest rate derivatives to facilitate customer transactions and meet their financing needs. These derivatives are interest rate swaps that the Company entered into with loan customers to allow the customers to convert variable rate loans to a fixed rate. Interest is paid to the customer at a floating rate based on the notional amount and the Company receives interest from the customer at a fixed rate for the same notional amount. Concurrent with the customer transaction, the Company enters into an offsetting interest rate swap with another financial institution. The Company pays the other financial institution at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk to the Company. The notional value of commercial loan interest rate swaps outstanding was $48.1 million with a fair value of $2.0 million as of June 30, 2013 compared to $35.9 million with a fair value of $1.3 million as of December 31, 2012. The offsetting nature of the interest rate swaps results in a neutral effect on the Company’s operations. Fair values of the interest rate swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the interest rate swaps are recorded in other non-interest income.

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

Interest rate swap agreements
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. Interest rate swap agreements are valued using the LIBOR yield curve for an appropriate set of instruments. Interest rate derivatives are further described in Note 13.

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$29,033	$-	$29,033
Investments available-for-sale:
U.S. government agencies	-	174,687	-	174,687
State and municipal	-	167,159	-	167,159
Mortgage-backed	-	492,420	-	492,420
Corporate debt	-	2,006	-	2,006
Trust preferred	-	-	1,445	1,445
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,974	-	1,974

Liabilities
Interest rate swap agreements	$-	$(1,974)	$-	$(1,974)

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$36,149	$-	$36,149
Investments available-for-sale:
U.S. government agencies	-	156,428	-	156,428
State and municipal	-	174,491	-	174,491
Mortgage-backed	-	490,479	-	490,479
Corporate debt	-	1,996	-	1,996
Trust preferred	-	-	1,465	1,465
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,280	-	1,280

Liabilities
Interest rate swap agreements	$-	$(1,280)	$-	$(1,280)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2013	$1,465
Total OTTI included in earnings	-
Principal redemption	-
Total unrealized losses included in other comprehensive income (loss)	(20)
Balance at June 30, 2013	$1,445

Assets Measured at Fair Value on a Nonrecurring Basis
The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At June 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$34,496	$34,496	$(1,895)
Other real estate owned	-	-	4,831	4,831	(65)
Total	$-	$-	$39,327	$39,327	$(1,960)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$43,624	$43,624	$(6,730)
Other real estate owned	-	-	5,926	5,926	(188)
Total	$-	$-	$49,550	$49,550	$(6,918)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At June 30, 2013, impaired loans totaling $38.8 million were written down to fair value of $34.5 million as a result of specific loan loss allowances of $4.3 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $48.8 million were written down to fair value of $43.6 million at December 31, 2012 as a result of specific loan loss allowances of $5.2 million associated with the impaired loans.

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$226,457	$220,838	$-	$220,838	$-
Other equity securities	37,312	37,312	-	37,312	-
Loans, net of allowance	2,566,443	2,609,329	-	-	2,609,329
Other assets	84,949	84,949	-	84,949	-

Financial Liabilities
Time Deposits	$487,571	$489,080	$-	$489,080	$-
Securities sold under retail repurchase agreements and federal funds purchased	54,731	54,731	-	54,731	-
Advances from FHLB	540,000	570,955	-	570,955	-
Subordinated debentures	35,000	8,855	-	-	8,855

			Fair Value Measurements
	December 31, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$215,814	$222,024	$-	$255,660	$-
Other equity securities	33,636	33,636	-	33,636	-
Loans, net of allowance	2,488,171	2,453,314	-	-	2,453,314
Other assets	83,714	83,714	-	83,714	-

Financial Liabilities
Time Deposits	$524,820	$528,074	$-	$528,074	$-
Securities sold under retail repurchase agreements and federal funds purchased	86,929	86,929	-	86,929	-
Advances from FHLB	405,058	451,408	-	451,408	-
Subordinated debentures	35,000	9,919	-	-	9,919

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2013 and December 31, 2012 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

Deposits: The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. While management believes that the Bank's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances, these estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base.

Short-term borrowings: The carrying values of short-term borrowings, including overnight, securities sold under agreements to repurchase and federal funds purchased approximates the fair values due to the short maturities of those instruments.

Long-term borrowings: The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances and subordinated debentures was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The Company’s credit risk is not material to calculation of fair value because the FHLB borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta within Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities. Subordinated debentures are classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

Accrued interest payable: The carrying value of accrued interest payable approximates fair value due to the short-term duration and has been excluded from the table above.

Note 15 - Segment Reporting
Currently, the Company conducts business in three operating segments —Community Banking, Insurance and Investment Management. Each of the operating segments is a strategic business unit that offers different products and services. The Insurance and Investment Management segments were businesses that were acquired in separate transactions where management of acquisition was retained. The accounting policies of the segments are the same as those of the Company. However, the segment data reflect inter-segment transactions and balances.

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million and $0.4 million in for the three months ended June 30, 2013 and 2012, respectively. These non-cash charges amounted to $0.7 million for the six months ended June 30, 2013 and 2012.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2013 and 2012, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $880 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2013 and 2012, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,779	$3	$4	$(7)	$35,779
Interest expense	4,854	-	-	(7)	4,847
Provision (credit) for loan and lease losses	(2,876)	-	-	-	(2,876)
Non-interest income	9,589	1,290	1,540	(204)	12,215
Non-interest expenses	25,910	1,009	793	(204)	27,508
Income before income taxes	17,480	284	751	-	18,515
Income tax expense	5,946	115	292	-	6,353
Net income	$11,534	$169	$459	$-	$12,162

Assets	$4,087,948	$13,856	$17,188	$(46,375)	$4,072,617

	Three Months Ended June 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,558	$2	$2	$(4)	$35,558
Interest expense	5,753	-	-	(4)	5,749
Provision for loan and lease losses	1,585	-	-	-	1,585
Non-interest income	9,306	1,026	1,364	(203)	11,493
Non-interest expenses	27,365	954	742	(203)	28,858
Income before income taxes	10,161	74	624	-	10,859
Income tax expense	3,379	30	243	-	3,652
Net income	$6,782	$44	$381	$-	$7,207

Assets	$3,870,262	$13,180	$15,537	$(43,802)	$3,855,177

	Six Months Ended June 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$72,058	$5	$7	$(12)	$72,058
Interest expense	9,812	-	-	(12)	9,800
Provision (credit) for loan and lease losses	(2,798)	-	-	-	(2,798)
Non-interest income	19,295	2,697	3,049	(407)	24,634
Non-interest expenses	51,954	2,135	1,649	(407)	55,331
Income before income taxes	32,385	567	1,407	-	34,359
Income tax expense	10,861	230	548	-	11,639
Net income	$21,524	$337	$859	$-	$22,720

Assets	$4,087,948	$13,856	$17,188	$(46,375)	$4,072,617

	Six Months Ended June 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$70,173	$3	$5	$(8)	$70,173
Interest expense	11,667	-	-	(8)	11,659
Provision for loan and lease losses	2,249	-	-	-	2,249
Non-interest income	17,800	2,312	2,761	(406)	22,467
Non-interest expenses	52,232	2,168	1,547	(406)	55,541
Income before income taxes	21,825	147	1,219	-	23,191
Income tax expense	6,973	60	475	-	7,508
Net income	$14,852	$87	$744	$-	$15,683

Assets	$3,870,262	$13,180	$15,537	$(43,802)	$3,855,177

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
Sandy Spring Bancorp, Inc. (the “Company”) is the bank holding company for Sandy Spring Bank (the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company began operating in 1988. The Bank was founded in 1868 and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 49 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George’s counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank’s deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview
Net income for the Company for the second quarter of 2013 totaled $12.1 million ($0.49 per diluted share) as compared to net income of $7.2 million ($0.30 per diluted share) for the second quarter of 2012. For the first six months of 2013, net income totaled $22.7 million ($0.91 per diluted share), compared to net income of $15.7 million ($0.65 per diluted share) for the first six months of 2012. These results reflect the following events:

⋅
The provision for loan and lease losses was a credit of $2.9 million for the second quarter of 2013 compared to a charge of $1.6 million for the second quarter of 2012 and a charge of $0.1 million for the first quarter of 2013. The decrease in the provision for the second quarter of 2013 compared to both the first quarter of 2013 and the second quarter of 2012 was due primarily to a decline in historical net charge-offs as a result of improved loan recoveries during the quarter, combined with a lower migration of new problem loans into non-performing status.

⋅
Non-performing loans decreased to $46.2 million at June 30, 2013 compared to $64.5 million at June 30, 2012. The coverage ratio of the allowance for loan and lease losses to non-performing loans was 84% at June 30, 2013 compared to a coverage ratio of 70% at June 30, 2012.

⋅
Net interest income increased 4% for the second quarter of 2013 compared to the second quarter of 2012. For the year-to-date, net interest income increased 6% for 2013 compared to the first six months of 2012. This increase was due primarily to growth in average interest-earning assets.

⋅
Non-interest income increased $0.7 million or 6% for the second quarter of 2013 compared to the second quarter of 2012 due largely to growth in wealth management income, insurance agency commissions and other non-interest income.

⋅
Average total loans for the second quarter of 2013 increased 10% compared to the second quarter of 2012 due primarily to the CommerceFirst acquisition in the second quarter of 2012 and to organic growth in the residential mortgage and residential construction portfolios.

In the second quarter of 2013, the region in which the Company operates continued to show slow but steady economic improvement. The initial effects of the payroll tax increases and federal government spending cuts (sequestration) were offset by positive trends in housing and consumer spending. These trends have been somewhat offset by a contraction in manufacturing and continued relatively high unemployment, together with uncertainty over implementation of the new health care law, all of which have caused uncertainty on the part of both large and small businesses and limited economic expansion. The financial stability of the European Union also continues to be an underlying volatility factor. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to limit confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin decreased to 3.51% in the second quarter of 2013 compared to 3.62% for the second quarter of 2012 and 3.59% for the first quarter of 2013. During the second quarter, the growth in average non-interest-bearing deposits and the decline in the average cost of funds were more than offset by the decline in the average rates earned on interest-earning assets. In addition, the second quarter reflects the benefit of the Company's restructuring of $170 million in FHLB advances during the fourth quarter of 2012 and the first six months of 2013 which resulted in a 100 basis points reduction in the average cost for these specific borrowings. Average total deposits increased 7% for the quarter compared with the prior year period, while average loans increased 10% compared to 2012.

Liquidity remained strong due to the availability of borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $51.0 million at June 30, 2013 from $74.0 million at June 30, 2012. This decrease was primarily the result of the combination of the Company’s continuing efforts to resolve non-performing loans and reduced migration of existing loans into nonperforming status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.25% of total assets at June 30, 2013 compared to 1.92% at June 30, 2012. The Bank had net recoveries of $0.6 million for the second quarter of 2013 as compared to net charge-offs of $1.4 million for the prior year period.

At June 30, 2012, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 8% to $16.09 at June 30, 2013 from $14.91 at June 30, 2012.

Total assets at June 30, 2013 increased 6% compared to December 31, 2012 primarily due to loan growth which was temporarily funded by increased borrowings to take advantage of low existing borrowing rates. The increase in loan balances compared to the prior year-end was due primarily to increases of 6% in residential mortgage and construction loans and 2% in both commercial and consumer loans. The increase in commercial loans was due to organic loan growth during the first six months of the year, particularly in the investor real estate segment of the portfolio. The increase in residential mortgage loans was due to an 8% increase in permanent residential mortgages. Customer funding sources, which include deposits plus other short-term borrowings from core customers, remained virtually level compared to balances at December 31, 2012. Customer funding sources reflected increases of 5% in regular savings accounts and 3% in combined non-interest-bearing and interest-bearing checking accounts. These increases were somewhat offset a decrease of 7% in certificates of deposit while money market accounts remained relatively level for the six month period. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit and borrowings during this extended period of historically low interest rates. During 2013 stockholders' equity increased to $486 million due to net income during the first six months of the year.

Net interest income increased by 4% for the quarter ended June 30, 2013 compared to the prior year period. The effects of a 16 basis point decrease in the cost of interest-bearing liabilities, growth of 20% in average non-interest-bearing deposits, 7% growth in average interest-earning assets and a 31% decrease in non-performing assets more than offset a decline of 26 basis points in the yield on average interest-earning assets.

Non-interest income increased 6% in the second quarter of 2013 compared to the second quarter of 2012. Wealth management income increased 12% for the second quarter compared to the prior year quarter due to growth in assets under management and insurance agency commissions increased 11% due to higher revenues on commercial and physicians' liability lines. Other non-interest income increased 20% over the prior year quarter due to gains on sales and dispositions of loans. These increases were somewhat offset by a decrease of 6% in service charges on deposits due to lower overdraft fees.

Non-interest expenses decreased 5% in the second quarter of 2013 compared to the prior year period. This decrease was driven primarily by declines in outside data services and other non-interest expenses due to merger expenses recorded in the second quarter of 2012 relating to the Commerce First acquisition.

Critical Accounting Policies
The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Condensed Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2013			2012
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$577,905	$10,686	3.70%	$481,396	$10,741	4.49%
Residential construction loans	119,737	2,036	3.43	121,106	2,291	3.80
Commercial ADC loans	154,648	4,102	5.35	155,571	3,890	5.03
Commercial investor real estate loans	479,878	12,319	5.18	393,665	10,764	5.50
Commercial owner occupied real estate loans	564,468	15,103	5.53	529,176	14,784	5.68
Commercial business loans	342,679	9,042	5.18	271,185	6,816	4.93
Leasing	2,075	68	6.53	5,927	193	6.53
Consumer loans	359,114	6,164	3.49	358,896	6,327	3.57
Total loans and leases (3)	2,600,504	59,520	4.64	2,316,922	55,806	4.85
Taxable securities	750,167	8,594	2.29	791,303	10,253	2.59
Tax-exempt securities (4)	299,569	6,524	4.36	278,095	6,784	4.88
Interest-bearing deposits with banks	34,156	43	0.25	34,410	45	0.26
Federal funds sold	475	-	0.22	985	1	0.16
Total interest-earning assets	3,684,871	74,681	4.08	3,421,715	72,889	4.27

Less: allowance for loan and lease losses	(42,650)			(48,439)
Cash and due from banks	46,242			45,470
Premises and equipment, net	47,832			48,820
Other assets	216,984			205,582
Total assets	$3,953,279			$3,673,148

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$433,200	183	0.09%	$373,741	171	0.09%
Regular savings deposits	237,467	106	0.09	206,721	104	0.10
Money market savings deposits	883,765	789	0.18	857,020	983	0.23
Time deposits	503,908	1,773	0.71	570,768	2,626	0.93
Total interest-bearing deposits	2,058,340	2,851	0.28	2,008,250	3,884	0.39
Other borrowings	61,132	87	0.29	76,403	112	0.29
Advances from FHLB	460,892	6,412	2.81	405,315	7,173	3.56
Subordinated debentures	35,000	450	2.57	35,000	490	2.80
Total interest-bearing liabilities	2,615,364	9,800	0.76	2,524,968	11,659	0.93

Noninterest-bearing demand deposits	818,326			670,557
Other liabilities	33,235			24,752
Stockholders' equity	486,354			452,871
Total liabilities and stockholders' equity	$3,953,279			$3,673,148

Net interest income and spread		$64,881	3.32%		$61,230	3.34%
Less: tax-equivalent adjustment		2,623			2,716
Net interest income		$62,258			$58,514

Interest income/earning assets			4.08%			4.27%
Interest expense/earning assets			0.53			0.68
Net interest margin			3.55%			3.59%

(1)
Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2013 and 2012. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.6 million and $2.7 million in 2013 and 2012, respectively.

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations
For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net income for the Company for the first six months of 2013 totaled $22.7 million ($0.91 per diluted share) compared to net income of $15.7 million ($0.65 per diluted share) for the first six months of 2012.

Net Interest Income
The largest source of the Company's operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For purposes of this discussion and analysis, the interest earned on tax-exempt investment securities has been adjusted to an amount comparable to interest subject to normal income taxes. The result is referred to as tax-equivalent interest income and tax-equivalent net interest income. The following discussion of net interest income should be considered in conjunction with the review of the information provided in the preceding table.

Net interest income for the first six months of 2013 was $62.3 million compared to $58.5 million for the same period of 2012, an increase of 6%. On a tax-equivalent basis, net interest income increased by 6% for the six months ended June 30, 2013 to $64.9 million from $61.2 million for the prior year period. Average interest-earning assets increased by 8% while average interest-bearing liabilities increased 4% in 2013. Average non-interest-bearing deposits increased 22% in the first six months of 2013 compared to the first six months of 2012 while the percentage of average non-interest-bearing deposits to total deposits also increased to 28% for the first six months of 2013 compared to 25% for the same period in 2012.

Interest Rate Performance
The Company's net interest margin decreased to 3.55% for the first six months of 2013 compared to 3.59% for the first six months of 2012 while the net interest spread decreased to 3.32% in 2013 compared to 3.34% in 2012. The decrease in the net interest margin was due primarily to the combination of lower rates on interest-earning assets which more than offset the decline in rates on interest-bearing deposits and borrowings.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2013 vs. 2012			2012 vs. 2011
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$3,714	$6,278	$(2,564)	$1,754	$4,083	$(2,329)
Securities	(1,919)	(308)	(1,611)	(1,363)	(312)	(1,051)
Other earning assets	(3)	(2)	(1)	6	6	-
Total interest income	1,792	5,968	(4,176)	397	3,777	(3,380)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	12	25	(13)	(5)	24	(29)
Regular savings deposits	2	14	(12)	9	16	(7)
Money market savings deposits	(194)	29	(223)	(973)	15	(988)
Time deposits	(853)	(285)	(568)	(1,047)	(284)	(763)
Total borrowings	(826)	566	(1,392)	81	(30)	111
Total interest expense	(1,859)	349	(2,208)	(1,935)	(259)	(1,676)
Net interest income	$3,651	$5,619	$(1,968)	$2,332	$4,036	$(1,704)

*        Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 2% for the first six months of 2013 compared to the prior year period. The previous table shows that, in 2013, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income.

In the first six months of 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 12% compared to the prior year period. This growth was primarily in the owner occupied and investor real estate, commercial business and residential mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 21 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 68 basis points in the yield in the combined residential mortgage and construction portfolio and a decrease of 8 basis points in the yield in the overall commercial loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 31 basis points while the average balance of the portfolio decreased 2% or $20 million in the first six months of 2013 compared to the first six months of 2012. The decline in investments was necessary to fund growth in the loan portfolio. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense
Interest expense decreased by $1.9 million or 16% in the first six months of 2013 compared to the first six months of 2012, primarily as a result of a 17 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit average balances during the first six months of 2013 compared to the prior year period were driven by the CommerceFirst acquisition in the second quarter of 2012 and by clients' continued emphasis on safety and liquidity as average total deposits increased 7% for the first six months of 2013 compared to the prior year period. This increase was driven by increases of $207 million or 20% in average non-interest-bearing and interest-bearing checking accounts together with increases of $31 million or 15% in regular savings accounts and $27 million or 3% in money market accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $67 million or 12% in the first six months of 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company's net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 75 basis points for the first six months of 2013 compared to the prior year period due primarily to an increase in short-term borrowings at very favorable rates and the restructuring of $170 million of such advances into longer term lower rate instruments during the fourth quarter of 2012 and in the first six months of 2013.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Securities gains	$118	$163	$(45)	(27.6)%
Total other-than-temporary impairment ("OTTI") losses	-	(72)	72	(100.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(72)	72	(100.0)
Service charges on deposit accounts	4,219	4,483	(264)	(5.9)
Mortgage banking activities	2,764	2,313	451	19.5
Wealth management income	8,574	8,091	483	6.0
Insurance agency commissions	2,385	2,136	249	11.7
Income from bank owned life insurance	1,235	1,294	(59)	(4.6)
Visa check fees	2,036	1,860	176	9.5
Other income	3,303	2,199	1,104	50.2
Total non-interest income	$24,634	$22,467	$2,167	9.6

Total non-interest income was $24.6 million for the first six months of 2013 compared to $22.5 million for the first six months of 2012. The primary drivers of non-interest income for the first six months of 2013 were increases in wealth management income, income from mortgage banking activities and other non-interest income.

Income from mortgage banking activities increased in the first six months of 2013 compared to the first six months of 2012 due primarily to higher loan origination volumes and higher average gains on sales, due to increased refinancing activity and continued historically low rates during the period.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company's investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 5% compared to the prior year period, due to an increase in assets under management. Investment management fees in West Financial Services increased 10% for the first six months of 2013 compared to 2012, due to higher assets under management from positive market movements and additions from new and existing clients. Fees on sales of investment products and services increased 1% for the year-to-date. Overall total assets under management increased to $2.3 billion at June 30, 2013 compared to $2.1 billion at June 30, 2012.

Insurance agency commissions increased 12% in the first six months of 2013 compared to the first six months of 2012 due primarily to higher revenues on commercial and physicians' liability lines.

Other non-interest income increased during the first six months compared to the prior year period due mainly to gains on sales and dispositions of loans and a non-recurring legal settlement.

Service charges on deposits decreased in the first six months of 2013 compared to the first six months of 2012 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in the first six months of 2013 compared to the prior year period due to the decline in interest rates paid on such policies. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans. Investments totaled $84.9 million at June 30, 2013 and $82.4 million at June 30, 2012 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 4.92% for the first six months of 2013 compared to 5.30% for the prior year period.

No net OTTI losses were recognized in earnings in the first six months of 2013 compared to $72 thousand for the prior year period. The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Six Months Ended June 30,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$32,509	$31,628	$881	2.8%
Occupancy expense of premises	6,178	5,789	389	6.7
Equipment expenses	2,476	2,445	31	1.3
Marketing	1,270	1,060	210	19.8
Outside data services	2,266	3,107	(841)	(27.1)
FDIC insurance	1,177	1,305	(128)	(9.8)
Amortization of intangible assets	922	927	(5)	(0.5)
Professional fees	2,582	3,443	(861)	(25.0)
Other real estate owned	(244)	415	(659)	(158.8)
Other expenses	6,195	5,422	773	14.3
Total non-interest expense	$55,331	$55,541	$(210)	(0.4)

Non-interest expenses totaled $55.3 million in the first six months of 2013 compared to $55.5 million in the first six months of 2012. This decrease in expenses was driven primarily by merger expenses of $2.6 million from the CommerceFirst acquisition recorded in the second quarter of 2012.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first six months of 2013 due primarily to higher compensation expenses as a result of a larger staff, merit increases and higher incentive compensation. The average number of full-time equivalent employees was 706 in the first six months of 2013 compared to 677 for the first six months of 2012.

Occupancy expenses increased for the first six months of 2013 compared to 2012 due to higher rental expenses from a larger branch network. In addition, grounds maintenance expenses increased in the first six months of 2013 compared to the first six months of 2012 due to weather related expenses. Equipment expenses remained level for the first six months of 2013 compared to the first six months of 2012.

Marketing expenses increased in 2013 compared to 2012 due to higher advertising expenses.

Outside data services expenses and professional fees decreased in the first six months of 2013 compared to the prior year period due primarily to merger expenses recognized in the first six months of 2012.

FDIC insurance expense decreased in the first six months of 2013 compared to the first six months of 2012 as the Company's growth in assets was more than offset by a lower assessment rate due to improving financial ratios.

Amortization of intangible assets remained level for the first six months of 2013 compared to the prior year period. The Company's intangible assets are being amortized over relatively short amortization periods averaging approximately two years at June 30, 2013.

Other real estate owned expenses decreased compared to the prior year period due to the decline in the number of real estate owned properties and a gain on the sale of one such property.

Other non-interest expenses increased in the first six months of 2013 compared to the prior year period due mainly to increased strategic giving and miscellaneous losses.

Income Taxes
The Company had income tax expense of $11.6 million in the first six months of 2013, compared to $7.5 million in the first six months of 2012. The resulting effective rates were 34% for the first six months of 2013 and 32% for the first six months of 2012. The increase in the effective tax rate in the first six months of 2013 was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

Results of Operations
For the Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

Net income for the Company for the second quarter of 2013 totaled $12.1 million ($0.49 per diluted share) compared to net income of $7.2 million ($0.30 per diluted share) for the second quarter of 2012.

Net Interest Income
Net interest income for the second quarter of 2013 was $30.9 million compared to $29.8 million for the same period of 2012, an increase of 4%. On a tax-equivalent basis, net interest income increased by 4% for the quarter ended June 30, 2013 to $32.2 million from $31.1 million for the prior year period. Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 3% in 2013. Average non-interest-bearing deposits increased 20% in the second quarter of 2013 compared to the second quarter of 2012 while the percentage of average non-interest-bearing deposits to total deposits also increased to 29% for the second quarter of 2013 compared to 26% for the same period in 2012.

Interest Rate Performance
The Company's net interest margin decreased to 3.51% for the second quarter of 2013 compared to 3.62% for the second quarter of 2012 while the net interest spread decreased to 3.28% in 2013 compared to 3.38% in 2012. The decrease in the net interest margin was due primarily to the decline in the yield on the higher average balance interest-earning assets which more than offset lower rates on interest-bearing deposits and borrowings and higher balances of non-interest-bearing deposits.

Interest Income
The Company's total tax-equivalent interest income increased 1% for the second quarter of 2013 compared to the prior year quarter. In the second quarter of 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 10% compared to the prior year period. This growth was primarily in the owner occupied and investor real estate, commercial business and residential mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 29 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 75 basis points in the yield in the residential mortgage portfolio together with declines of 40 and 34 basis points, respectively, in the commercial investor real estate and the commercial owner occupied real estate portfolios. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio. The decrease in yields on the two commercial portfolios was due to intense competition for quality loans in the prevailing low interest rate environment.

The average yield on total investment securities decreased 29 basis points while the average balance of the portfolio remained relatively level in the second quarter of 2013 compared to the second quarter of 2012. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense
Interest expense decreased by $0.9 million or 16% in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of a 16 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit average balances during the second quarter of 2013 compared to the prior year quarter were driven by the CommerceFirst acquisition in the second quarter of 2012 and by clients' continued emphasis on safety and liquidity as average total deposits increased 7% for the quarter compared to the prior year quarter. This increase was driven by an increase of $197 million or 18% in average non-interest-bearing and interest-bearing checking accounts together with increases of $28 million or 13% in regular savings accounts and $20 million or 2% in money market accounts as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $67 million or 12% in the second quarter of 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company's net interest margin during this extended period of historically low interest rates. In addition, the average balance of advances from the Federal Home Loan Bank of Atlanta ("FHLB") increased $49 million or 12% for the second quarter of 2013 compared to the prior year quarter as the Company took advantage of prevailing low rates on such short-term advances. The average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 74 basis points for the second quarter of 2013 compared to the prior year period due primarily to the restructuring of $170 million of such advances into longer term lower rate instruments during the fourth quarter of 2012 and in the first six months of 2013.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Securities gains	$62	$90	$(28)	(31.1)%
Total other-than-temporary impairment ("OTTI") losses	-	(8)	8	(100.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(8)	8	(100.0)
Service charges on deposit accounts	2,150	2,283	(133)	(5.8)
Mortgage banking activities	1,237	1,288	(51)	(4.0)
Wealth management income	4,532	4,034	498	12.3
Insurance agency commissions	1,036	934	102	10.9
Income from bank owned life insurance	623	660	(37)	(5.6)
Visa check fees	1,079	962	117	12.2
Other income	1,496	1,250	246	19.7
Total non-interest income	$12,215	$11,493	$722	6.3

Total non-interest income was $12.2 million for the second quarter of 2013 compared to $11.5 million for the second quarter of 2012. As shown in the table above, the primary drivers of non-interest income for the second quarter of 2013 were increases in wealth management income and other non-interest income.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company's investment management subsidiary, and fees on sales on investment products and services. During the second quarter of 2013, wealth management income increased compared to the prior year quarter due to growth in assets under management. Fees on sales of investment products and services increased 27% for the second quarter of 2013 due to an 8% increase in assets under management and fees on sales of life insurance products. Investment management fees in West Financial Services increased 13% while trust services fees increased 5% compared to the prior year quarter, both of which were due to positive market movements and client additions. Overall total assets under management increased to $2.3 billion at June 30, 2013 compared to $2.1 billion at June 30, 2012.

Other non-interest income increased during the quarter compared to the prior year period due mainly to gains on sales and dispositions of loans. Insurance agency commissions increased 11% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to higher revenues on commercial and physicians' liability lines.

Income from mortgage banking activities decreased 4% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to lower loan origination volumes and reduced average gains on sales due primarily to lower accrued gains on mortgage commitments as a result of rising interest rates during the second quarter of 2013. Service charges on deposits decreased in the second quarter of 2013 compared to the second quarter of 2012 due primarily to a decline in overdraft fees. Income from bank owned life insurance decreased in the second quarter of 2013 compared to the prior year period due to the decline in interest rates paid on such policies.

There were no OTTI losses in the second quarter of 2013 compared to $8 thousand for the prior year period. The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended June 30,		2013/2012	2013/2012
(Dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$16,163	$15,927	$236	1.5%
Occupancy expense of premises	2,996	2,943	53	1.8
Equipment expenses	1,227	1,255	(28)	(2.2)
Marketing	755	565	190	33.6
Outside data services	1,114	1,828	(714)	(39.1)
FDIC insurance	581	653	(72)	(11.0)
Amortization of intangible assets	461	466	(5)	(0.9)
Professional fees	1,332	2,156	(824)	(38.2)
Other real estate owned	(281)	351	(632)	(180.1)
Other expenses	3,160	2,714	446	16.4
Total non-interest expense	$27,508	$28,858	$(1,350)	(4.7)

Non-interest expenses totaled $27.5 million in the second quarter of 2013 compared to $28.9 million in the second quarter of 2012, a decrease of 5%. This decline in expenses was due to the recognition of $2.2 million in merger expenses relating to the CommerceFirst acquisition in the second quarter of 2012.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the second quarter of 2013 due primarily to higher compensation expenses as a result of a larger staff, increased incentive compensation and higher pension expense. The average number of full-time equivalent employees was 713 in the second quarter of 2013 compared to 677 for the second quarter of 2012.

Occupancy and equipment expense remained level for the second quarter compared to the prior year quarter. Marketing expenses increased in the second quarter of 2013 compared to the prior year quarter due to higher advertising expenses.

Outside data services and professional fees decreased in the second quarter of 2013 compared to the prior year period due primarily to merger expenses recognized in the second quarter of 2012.

FDIC insurance expense decreased 11% in the second quarter of 2013 compared to the second quarter of 2012 as the Company's growth in assets was more than offset by a lower assessment rate due to improving financial ratios.

Amortization of intangible assets remained level in the second quarter of 2013 compared to the prior year quarter. The Company's intangible assets are being amortized over relatively short amortization periods averaging approximately two years at June 30, 2013.

Real estate owned expenses decreased compared to the prior year period due the decline in the number of real estate owned properties and due to a gain on the sale of one such property. Other non-interest expenses also decreased in the second quarter of 2013 due primarily to a legal settlement on an OREO property.

Income Taxes
The Company had income tax expense of $6.4 million in the second quarter of 2013, compared to $3.7 million in the second quarter of 2012. The resulting effective rates were 34% for both the second quarter of 2013 and 2012.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both ratios improved during the second quarter of 2013 compared to the prior year period due to increases in both net interest income and non-interest income together with a decrease in non-interest expenses on a GAAP basis and a very limited increase in such expenses on a Non-GAAP basis.

In addition, the Company uses pre-tax pre-provision pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in the second quarter of 2013 compared to the prior year quarter due primarily to higher net interest income and non-interest income.

GAAP and Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Pre-tax pre-provision pre-merger expense income:
Net income	$12,162	$7,207	$22,720	$15,683
Plus non-GAAP adjustment:
Merger expenses	-	2,198	-	2,572
Income taxes	6,353	3,652	11,639	7,508
Provision for loan and lease losses	(2,876)	1,585	(2,798)	2,249
Pre-tax pre-provision pre-merger expense income	$15,639	$14,642	$31,561	$28,012

Efficiency ratio - GAAP basis:
Non-interest expenses	$27,508	$28,858	$55,331	$55,541

Net interest income plus non-interest income	$43,147	$41,302	$86,892	$80,981

Efficiency ratio - GAAP basis	63.75%	69.87%	63.68%	68.59%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$27,508	$28,858	$55,331	$55,541
Less non-GAAP adjustment:
Amortization of intangible assets	461	466	922	927
Merger expenses	-	2,198	-	2,572
Non-interest expenses - as adjusted	$27,047	$26,194	$54,409	$52,042

Net interest income plus non-interest income	$43,147	$41,302	$86,892	$80,981
Plus non-GAAP adjustment:
Tax-equivalent income	1,312	1,340	2,623	2,716
Less non-GAAP adjustments:
Securities gains	62	90	118	163
OTTI recognized in earnings	-	(8)	-	(72)
Net interest income plus non-interest income - as adjusted	$44,397	$42,560	$89,397	$83,606

Efficiency ratio - Non-GAAP basis	60.92%	61.55%	60.86%	62.25%

FINANCIAL CONDITION
The Company's total assets were $4.1 billion at June 30, 2013, increasing $117 million or 3% compared to $4.0 billion at December 31, 2012. Interest-earning assets increased $133 million to $3.8 billion at June 30, 2013 compared to December 31, 2012. The increase in interest-earning assets was primarily due to organic growth in the loan portfolio.

Analysis of Loans and Leases
A comparison of loan portfolio at the dates indicated is presented in the following table:

	June 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$565,282	1.5%	$523,364	20.7%	$41,918	8.0%
Residential construction	116,736	1.9	120,314	4.8	(3,578)	(3.0)
Commercial real estate:
Commercial owner occupied real estate	563,258	28.3	571,510	22.6	(8,252)	(1.4)
Commercial investor real estate	497,365	25.0	456,888	18.0	40,477	8.9
Commercial acquisition, development and construction	163,309	8.2	151,933	6.0	11,376	7.5
Commercial Business	334,979	16.8	346,708	13.7	(11,729)	(3.4)
Leases	1,415	0.1	3,421	0.1	(2,006)	(58.6)
Consumer	363,114	18.1	356,990	14.1	6,124	1.7
Total loans and leases	$2,605,458	100.0%	$2,531,128	100.0%	$74,330	2.9

Total loans and leases, excluding loans held for sale, increased 3% during the first six months of 2013 compared to December 31, 2012. The commercial loan portfolio increased 2% at June 30, 2013 compared to the prior year end largely due to growth in the investor real estate and ADC segments of the portfolio which more than offset declines in commercial owner occupied and business loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 6% increase at June 30, 2013 compared to December 31, 2012. Permanent residential mortgages, most of which are 1-4 family, increased 8% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans decreased 3% at June 30, 2013 compared to the balance at December 31, 2012 due to competition in the market and seasonality.

The consumer loan portfolio increased 2% at June 30, 2013 compared to December 31, 2012 due to growth in home equity lines of credit.

Analysis of Investment Securities
The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$174,687	15.8%	$156,428	14.6%	$18,259	11.7%
State and municipal	167,159	15.2	174,491	16.3	(7,332)	(4.2)
Mortgage-backed	492,420	44.7	490,479	45.6	1,941	0.4
Corporate debt	2,006	0.2	1,996	0.2	10	0.5
Trust preferred	1,445	0.1	1,465	0.1	(20)	(1.4)
Marketable equity securities	723	0.0	723	-	-	-
Total available-for-sale	838,440	76.0	825,582	76.8	12,858	1.6

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,502	5.9	64,498	6.0	4	-
State and municipal	161,680	14.7	150,995	14.1	10,685	7.1
Mortgage-backed	275	-	321	-	(46)	(14.3)
Other equity securities	37,312	3.4	33,636	3.1	3,676	10.9
Total held-to-maturity and other equity	263,769	24.0	249,450	23.2	14,319	5.7
Total securities	$1,102,209	100.0%	$1,075,032	100.0%	$27,177	2.5

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, remained virtually level at $1.1 billion at June 30, 2013 compared to December 31, 2012.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 4.0 years at June 30, 2013 and 3.4 years at December 31, 2012. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At June 30, 2013, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.4 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the six months ended June 30, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at June 30, 2013. This non-credit related OTTI was recognized in accumulated other comprehensive income ("OCI") at June 30, 2013.

Other Earning Assets

Residential mortgage loans held for sale decreased $7 million to $29 million as of June 30, 2013 from $36 million as of December 31, 2012. The aggregate of federal funds sold and interest-bearing deposits with banks increased $39 million to $66 million at June 30, 2013. This increase was due to activity in the loan and investment portfolios at quarter end.

Deposits
The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$877,891	30.0%	$847,415	29.1%	$30,476	3.6%
Interest-bearing deposits:
Demand	440,711	15.0	428,048	14.7	12,663	3.0
Money market savings	880,595	30.1	884,367	30.4	(3,772)	(0.4)
Regular savings	239,882	8.2	228,384	7.8	11,498	5.0
Time deposits of less than $100,000	282,751	9.7	307,445	10.5	(24,694)	(8.0)
Time deposits of $100,000 or more	204,820	7.0	217,375	7.5	(12,555)	(5.8)
Total interest-bearing deposits	2,048,759	70.0	2,065,619	70.9	(16,860)	(0.8)
Total deposits	$2,926,650	100.0%	$2,913,034	100.0%	$13,616	0.5

Total deposits remained virtually level at June 30, 2013 compared to December 31, 2012. The total of non-interest-bearing and interest-bearing checking accounts increased 3% at June 30, 2013 compared to the prior year end. Regular savings accounts increased 5%, while money market accounts remained relatively level at June 30, 2013. The activity in these deposit products can be attributed primarily to clients' emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 7% compared to the prior year end, as the Company managed its deposit mix to maintain its net interest margin. Total borrowings increased 19% at June 30, 2013 compared to December 31, 2012. This increase was due primarily to the Company's decision to take advantage of extraordinarily low interest rates to fund investment securities purchases with short-term FHLB advances.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first six months of 2013, total stockholders' equity increased to $486 million at June 30, 2013, from $484 million at December 31, 2012. This increase was due primarily to net income earned during the period which was largely offset by dividends and a decrease in unrealized gains on investment securities available for sale. The ratio of average equity to average assets was 12.30% for the first six months of 2013 as compared to 12.33% for the first six months of 2012.

Bank holding companies and banks are required to maintain capital ratios in accordance with guidelines adopted by the federal bank regulators. These guidelines are commonly known as Risk-Based Capital guidelines. The actual regulatory ratios and required ratios for capital adequacy, in addition to the ratios required to be categorized as "well capitalized", are summarized for the Company in the following table:

Risk-Based Capital Ratios
			Minimum
	Ratios at		Regulatory
	June 30, 2013	December 31, 2012	Requirements
Total Capital to risk-weighted assets	15.55%	15.40%	8.00%

Tier 1 Capital to risk-weighted assets	14.30%	14.15%	4.00%

Tier 1 Leverage	11.28%	10.98%	3.00%

Tier 1 capital of $437.2 million and total qualifying capital of $475.4 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company's Tier 1 capital ratio. As of June 30, 2013, the most recent notification from the Bank's primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes "capital" for calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Tangible Common Equity
Tangible equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder's equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share are provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2013	December 31,2012
Tangible common equity ratio:
Total stockholders' equity	$485,643	$483,512
Accumulated other comprehensive income (loss)	2,425	(11,312)
Goodwill	(84,171)	(84,808)
Other intangible assets, net	(2,241)	(3,163)
Tangible common equity	$401,656	$384,229

Total assets	$4,072,617	$3,955,206
Goodwill	(84,171)	(84,808)
Other intangible assets, net	(2,241)	(3,163)
Tangible assets	$3,986,205	$3,867,235

Tangible common equity ratio	10.08%	9.94%

Credit Risk

The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Company's loan and lease portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Company's credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company's borrowers, particularly in the real estate sector. Total non-performing loans decreased 20% to $46 million at June 30, 2013 compared to the balance at December 31, 2012. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower's ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the "allowance").

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

The methodology for assessing the appropriateness of the allowance includes: (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis. This methodology is further described in the section entitled "Critical Accounting Policies" and in "Note 1 – Significant Accounting Policies" of the Notes to the Consolidated Financial Statements of the Company's 2012 Form 10-K. The amount of the allowance is reviewed monthly and approved quarterly by the Credit and Investment Risk Committee of the board of directors.

The Company recognizes a collateral dependent lending relationship as non-performing when either the loan becomes 90 days delinquent or as a result of factors (such as bankruptcy, interruption of cash flows, etc.) considered at the monthly credit committee meeting. When a commercial loan is placed on non-accrual status, it is considered to be impaired and all accrued but unpaid interest is reversed. Classification as an impaired loan is based on a determination that the Company may not collect all principal and interest payments according to contractual terms. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as leases, residential real estate and consumer loans. Typically, all payments received on non-accrual loans are applied to the remaining principal balance of the loans. Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific allowance on an impaired loan is warranted and, when losses are confirmed, a charge-off is taken to reduce the loan to its net realizable value. Any further collateral deterioration results in either further specific allowances being established or additional charge-offs. At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation. A current appraisal on large loans is usually obtained if the appraisal on file is more than 12 months old and there has been a material change in market conditions, zoning, physical use or the adequacy of the collateral based on an internal evaluation. The Company's policy is to strictly adhere to regulatory appraisal standards. If an appraisal is ordered, no more than a 30 day turnaround is requested from the appraiser, who is selected by Credit Administration from an approved appraiser list. After receipt of the updated appraisal, the assigned credit officer will recommend to the Chief Credit Officer whether a specific allowance or a charge-off should be taken. The Chief Credit Officer has the authority to approve a specific allowance or charge-off between monthly credit committee meetings to insure that there are no significant time lapses during this process.

The Company's methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower's overall financial condition, payment record and available cash resources that may include the sufficiency of collateral value and, in a select few cases, verifiable support from financial guarantors. In measuring impairment, the Company looks primarily to the discounted cash flows of the project itself or to the value of the collateral as the primary sources of repayment of the loan. The Company may consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship. Guarantees may be considered as a source of repayment based on the guarantor's financial condition and respective payment capacity. Accordingly, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

⋅	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

⋅	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

⋅	Re-verification of the documentation supporting the Company's position with respect to the collateral securing the loan.

⋅	At the monthly credit committee meeting the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.

⋅
Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.

⋅
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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR's). All restructurings that constitute concessions to a borrower experiencing financial difficulties are considered impaired loans and may either be in accruing status or non-accruing status. Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms. Loans may be removed from disclosure as an impaired loan in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses was a credit of $2.8 million in the first six months of 2013 compared to a charge of $2.2 million in the first six months of 2012. Historical net charge-offs represent a principal component in the application of the Company's allowance methodology. A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans, served to reduce the overall provision for the period.

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

Allowance for Loan and Lease Losses

During the first six months of 2013, there were no changes in the Company's methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At June 30, 2013, total non-performing loans and leases were $46.2 million, or 1.77% of total loans and leases, compared to $57.9 million, or 2.29% of total loans and leases, at December 31, 2012. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The allowance represented 84% of non-performing loans and leases at June 30, 2013 as compared to 74% at December 31, 2012. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned above. The allowance for loan and lease losses as a percent of total loans and leases was 1.50% at June 30, 2013 as compared to 1.70% at December 31, 2012. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at June 30, 2013 compared to the prior year end.

Continued analysis of the actual loss history on the problem credits in 2012 and 2013 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics supports management's outlook for continued improved credit quality performance.

The balance of impaired loans was $38.8 million, with specific allowances of $4.3 million against those loans at June 30, 2013, as compared to $48.8 million with allowances of $5.1 million, at December 31, 2012.

  The Company's borrowers are concentrated in six counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 75% of total loans and leases at June 30, 2013 compared to 74% at December 31, 2012. Certain loan terms may create concentrations of credit risk and increase the Company's exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2013	December 31, 2012
Analysis of Allowance for Loan Losses:
Balance, January 1	$42,957	$49,426
Provision (credit) for loan and lease losses	(2,798)	3,649
Charge-offs:
Commercial business	(2,243)	(1,022)
Commercial real estate:
Commercial acquisition, development and construction	-	(3,281)
Commercial investor real estate	(276)	(3,690)
Commercial owner occupied real estate	(229)	(1,174)
Leasing	-	(8)
Consumer	(1,083)	(1,298)
Residential real estate:
Residential mortgage	(513)	(2,107)
Residential construction	(104)	(224)
Total charge-offs	(4,448)	(12,804)
Recoveries:
Commercial business	531	1,548
Commercial real estate:
Commercial acquisition, development and construction	2,464	528
Commercial investor real estate	122	97
Commercial owner occupied real estate	48	38
Leasing	4	23
Consumer	85	227
Residential real estate:
Residential mortgage	44	213
Residential construction	6	12
Total recoveries	3,304	2,686
Net charge-offs	(1,144)	(10,118)
Balance at end of period	$39,015	$42,957

Allowance for loan losses to loans	1.50%	1.70%
Annualized net charge-offs to average loans and leases	0.09%	0.42%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$15	$24
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	209
Leasing	-	-
Consumer	-	14
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	15	247
Non-accrual loans and leases:
Commercial business	4,483	4,611
Commercial real estate:
Commercial AD&C	5,885	6,332
Commercial investor real estate	11,741	11,843
Commercial owner occupied real estate	5,413	13,681
Leasing	-	865
Consumer	2,305	2,410
Residential real estate:
Residential mortgage	5,581	4,681
Residential construction	2,558	3,125
Total non-accrual loans and lease	37,966	47,548
Total restructured loans - accruing	8,213	10,110
Total non-performing loans and leases	46,194	57,905
Other assets and real estate owned (OREO)	4,831	5,926
Total non-performing assets	$51,025	$63,831

Market Risk Management

The Company's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as non-interest-bearing deposits and stockholders' equity.

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

The Company's board of directors has established a comprehensive interest rate risk management policy, which is administered by management's Asset Liability Management Committee ("ALCO"). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or "EVE" at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
June 30, 2013	(2.09)%		(0.48)%		0.66%		0.09%		N/A		N/A		N/A		N/A
December 31, 2012	(1.02)%		0.56%		1.26%		0.51%		N/A		N/A		N/A		N/A

As shown above, measures of net interest income at risk increased from December 31, 2012 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The increase in the risk position with respect to net interest income from December 31, 2012 to June 30, 2013 was the result of interest income remaining essentially level combined with the impact of longer durations on securities, a decline in the securities that reprice within one year, and the increase in short-term FHLB borrowings of $135 million which resulted in a significant increase in interest expenses in all rising shock bands.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company's cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company's net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
June 30, 2013	(11.06)%		(6.17)%		(3.43)%		(1.67)%		N/A		N/A		N/A		N/A
December 31, 2012	(0.39)%		1.87%		3.29%		2.65%		N/A		N/A		N/A		N/A

Measures of the economic value of equity ("EVE") at risk decreased compared to year-end 2012 in all rising interest rate shock levels. The significant negative impact in EVE was driven by longer durations on securities and higher market rates coupled with shorter durations on the FHLB Advances.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2013. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 72% of total interest-earning assets at June 30, 2013. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company's growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company's liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2013, show short-term investments exceeding short-term borrowings by $27 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $734 million was available for borrowing based on pledged collateral, with $540 million borrowed against it as of June 30, 2013. The line of credit at the Federal Reserve totaled $382 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2013. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at June 30, 2013, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2013. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2013.

The parent company ("Bancorp") is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp's primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2013, the Bank could have declared a dividend of $52 million to Bancorp. At June 30, 2013, Bancorp had liquid assets of $10 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:
	June 30,	December 31,
(In thousands)	2013	2012
Commercial	$165,155	$186,014
Real estate-development and construction	79,293	79,480
Real estate-residential mortgage	40,322	56,445
Lines of credit, principally home equity and business lines	695,549	667,186
Standby letters of credit	79,123	72,008
Total Commitments to extend credit and available credit lines	$1,059,442	$1,061,133

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Financial Condition - Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation arising from the banking, financial and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company's outstanding shares of common stock or approximately 730,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. There were no repurchase transactions executed during the six months ended June 30, 2013.

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
Exhibit 101
The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: August 8, 2013

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 8, 2013