Form 10-Q
period 2013-09-30
SANDY SPRING BANCORP INC
filed 2013-11-08
CIK 824410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of common stock outstanding as of November 8, 2013.

Common stock, $1.00 par value – 24,986,939 shares

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

PART I

Item 1. FINANCIAL STATEMENTS
Sandy spring bancorp, inc. and subsidiaries
CONDENSED Consolidated STATEMENTS OF CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$58,746	$59,540
Federal funds sold	475	466
Interest-bearing deposits with banks	20,847	26,400
Cash and cash equivalents	80,068	86,406
Residential mortgage loans held for sale (at fair value)	10,542	36,149
Investments available-for-sale (at fair value)	815,545	825,582
Investments held-to-maturity — fair value of $220,054 and $222,024 at September 30, 2013 and December 31, 2012, respectively	225,994	215,814
Other equity securities	36,412	33,636
Total loans and leases	2,662,010	2,531,128
Less: allowance for loan and lease losses	(39,422)	(42,957)
Net loans and leases	2,622,588	2,488,171
Premises and equipment, net	46,655	48,326
Other real estate owned	1,662	5,926
Accrued interest receivable	12,464	12,392
Goodwill	84,171	84,808
Other intangible assets, net	1,792	3,163
Other assets	115,076	114,833
Total assets	$4,052,969	$3,955,206

Liabilities
Noninterest-bearing deposits	$890,319	$847,415
Interest-bearing deposits	2,026,147	2,065,619
Total deposits	2,916,466	2,913,034
Securities sold under retail repurchase agreements and federal funds purchased	53,177	86,929
Advances from FHLB	520,000	405,058
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	34,444	31,673
Total liabilities	3,559,087	3,471,694

Stockholders' Equity

Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,985,146 and 24,905,392 at September 30, 2013 and December 31, 2012, respectively	24,985	24,905
Additional paid in capital	192,964	191,689
Retained earnings	278,825	255,606
Accumulated other comprehensive income (loss)	(2,892)	11,312
Total stockholders' equity	493,882	483,512
Total liabilities and stockholders' equity	$4,052,969	$3,955,206

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$33,079	$30,697	$91,937	$86,164
Interest on loans held for sale	176	248	838	587
Interest on deposits with banks	22	38	65	83
Interest and dividends on investment securities:
Taxable	4,558	4,204	12,411	13,809
Exempt from federal income taxes	2,345	2,308	6,987	7,024
Interest on federal funds sold	-	-	-	1
Total interest income	40,180	37,495	112,238	107,668
Interest Expense:
Interest on deposits	1,358	1,823	4,209	5,707
Interest on retail repurchase agreements and federal funds purchased	39	46	126	158
Interest on advances from FHLB	3,255	3,599	9,667	10,772
Interest on subordinated debt	222	242	672	732
Total interest expense	4,874	5,710	14,674	17,369
Net interest income	35,306	31,785	97,564	90,299
Provision for loan and lease losses	1,128	232	(1,670)	2,481
Net interest income after provision for loan and lease losses	34,178	31,553	99,234	87,818
Non-interest Income:
Investment securities gains	-	296	118	459
Total other-than-temporary impairment ("OTTI") losses	-	(23)	-	(95)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(23)	-	(95)
Service charges on deposit accounts	2,171	2,230	6,390	6,713
Mortgage banking activities	(26)	1,981	2,738	4,294
Wealth management income	4,503	3,858	13,077	11,949
Insurance agency commissions	1,193	1,020	3,578	3,156
Income from bank owned life insurance	629	660	1,864	1,954
Visa check fees	1,077	984	3,113	2,844
Other income	1,676	1,236	4,979	3,435
Total non-interest income	11,223	12,242	35,857	34,709
Non-interest Expenses:
Salaries and employee benefits	16,382	15,476	48,891	47,104
Occupancy expense of premises	3,149	3,106	9,327	8,895
Equipment expenses	1,200	1,237	3,676	3,682
Marketing	713	764	1,983	1,824
Outside data services	1,152	1,076	3,418	4,183
FDIC insurance	678	667	1,855	1,972
Amortization of intangible assets	462	476	1,384	1,403
Other expenses	3,157	4,365	11,690	13,645
Total non-interest expenses	26,893	27,167	82,224	82,708
Income before income taxes	18,508	16,628	52,867	39,819
Income tax expense	6,419	5,638	18,058	13,146
Net income	$12,089	$10,990	$34,809	$26,673

Net Income Per Share Amounts:
Basic net income per share	$0.48	$0.44	$1.40	$1.09
Diluted net income per share	$0.48	$0.44	$1.39	$1.09
Dividends declared per share	$0.16	$0.12	$0.46	$0.34

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$12,089	$10,990	$34,809	$26,673
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(1,032)	2,594	(24,925)	3,943
Related income tax (expense) benefit	407	(1,035)	9,935	(1,573)
Net investment gains reclassified into earnings	-	296	118	459
Related income tax expense	-	(118)	(47)	(183)
Net effect on other comprehensive income (loss) for the period	(625)	1,737	(14,919)	2,646

Defined benefit pension plan:
Recognition of unrealized gain	249	197	1,176	896
Related income tax expense	(91)	(78)	(461)	(357)
Net effect on other comprehensive income for the period	158	119	715	539
Total other comprehensive income (loss)	(467)	1,856	(14,204)	3,185
Comprehensive income	$11,622	$12,846	$20,605	$29,858

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$34,809	$26,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,033	5,844
Net OTTI recognized in earnings	-	95
Provision (credit) for loan and lease losses	(1,670)	2,481
Share based compensation expense	1,307	1,132
Deferred income tax expense	2,945	2,315
Origination of loans held for sale	(219,153)	(221,288)
Proceeds from sales of loans held for sale	248,907	210,085
Gains on sales of loans held for sale	(4,147)	(3,340)
Loss on sales of other real estate owned	1,072	861
Investment securities gains	(118)	(459)
Gains on sales of premises and equipment	-	(93)
Net (increase) decrease in accrued interest receivable	(72)	85
Net (increase) decrease in other assets	6,441	(1,681)
Net increase in accrued expenses and other liabilities	2,010	2,505
Other – net	3,706	7,315
Net cash provided by operating activities	82,070	32,530
Investing activities:
Purchases of other equity securities	(2,776)	(2,956)
Purchases of investments held-to-maturity	(20,666)	(132,097)
Purchases of investments available-for-sale	(161,379)	(198,123)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	-	4,174
Proceeds from sales of investment available-for-sale	-	28,519
Proceeds from maturities, calls and principal payments of investments held-to- maturity	9,959	103,789
Proceeds from maturities, calls and principal payments of investments available- for-sale	143,220	286,607
Net increase in loans and leases	(135,100)	(74,008)
Proceeds from the sales of other real estate owned	7,137	3,102
Acquisition of business activity, net of cash acquired	-	(849)
Expenditures for premises and equipment	(1,883)	(3,675)
Net cash used in investing activities	(161,488)	14,483
Financing activities:
Net increase in deposits	3,432	53,821
Net decrease in retail repurchase agreements and federal funds purchased	(33,752)	(85,307)
Proceeds from advances from FHLB	745,000	40,000
Repayment of advances from FHLB	(630,058)	(40,262)
Proceeds from issuance of common stock	48	(21)
Remittances due to vesting of restricted stock	-	-
Tax benefits associated with shared based compensation	-	80
Dividends paid	(11,590)	(8,371)
Net cash provided by financing activities	73,080	(40,060)
Net increase (decrease) in cash and cash equivalents	(6,338)	6,953
Cash and cash equivalents at beginning of period	86,406	72,314
Cash and cash equivalents at end of period	$80,068	$79,267

Supplemental Disclosures:
Interest payments	$15,031	$17,319
Income tax payments	12,470	8,326
Transfers from loans to other real estate owned	2,353	4,410

The accompanying notes are an integral part of these statements.

  Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Equity
Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income	-	-	34,809	-	34,809
Other comprehensive loss, net of tax	-	-	-	(14,204)	(14,204)
Common stock dividends - $0.46 per share	-	-	(11,590)	-	(11,590)
Stock compensation expense	-	1,307	-	-	1,307
Common stock issued pursuant to:					-
Stock option plan - 10,964 shares	11	128	-	-	139
Employee stock purchase plan - 19,971 shares	20	336	-	-	356
Restricted stock - 48,819 shares	49	(496)	-	-	(447)
Balances at September 30, 2013	$24,985	$192,964	$278,825	$(2,892)	$493,882

Balances at January 1, 2012	$24,091	$177,828	$230,942	$13,248	$446,109
Net income	-	-	26,673	-	26,673
Other comprehensive income, net of tax	-	-	-	3,185	3,185
Common stock dividends - $0.34 per share	-	-	(8,371)	-	(8,371)
Stock compensation expense	-	1,132	-	-	1,132
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	732	12,291	-	-	13,023
Stock option plan - 1,217 shares	1	14	-	-	15
Employee stock purchase plan - 24,295 shares	24	348	-	-	372
Director stock purhcase plan - 1,083 shares	1	18	-	-	19
Restricted stock - 46,445 shares	47	(394)	-	-	(347)
Balances at September 30, 2012	$24,896	$191,237	$249,244	$16,433	$481,810

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

Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2013. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Note 3 – Investments
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	At September 30, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$177,979	$126	$(5,862)	$172,243	$155,442	$1,084	$(98)	$156,428
State and municipal	159,772	7,164	(70)	166,866	160,496	13,996	(1)	174,491
Mortgage-backed	464,483	12,523	(4,737)	472,269	471,527	19,080	(128)	490,479
Corporate debt	2,000	5	-	2,005	2,000	-	(4)	1,996
Trust preferred	1,701	-	(262)	1,439	1,701	-	(236)	1,465
Total debt securities	805,935	19,818	(10,931)	814,822	791,166	34,160	(467)	824,859
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$806,658	$19,818	$(10,931)	$815,545	$791,889	$34,160	$(467)	$825,582

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2013 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2013 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($219.1 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($253.2 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At September 30, 2013, the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.7 million with a fair value of $1.4 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

The income valuation approach technique (present value) was used that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology and significant assumptions employed to determine fair value included:
•      Evaluation of the structural terms as established in the indenture;
•      Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•      Overall default (.48%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
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

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended September 30, 2013.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at September 30, 2013.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2013.

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

•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•
Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through September 30, 2013	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	At September 30, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$138,520	$5,862	$-	$5,862
State and municipal	7	5,758	70	-	70
Mortgage-backed	24	150,173	4,737	-	4,737
Trust preferred	1	1,439	-	262	262
Total	46	$295,890	$10,669	$262	$10,931

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$29,900	$98	$-	$98
State and municipal	1	390	1	-	1
Mortgage-backed	2	12,653	128	-	128
Corporate debt	1	1,996	4	-	4
Trust preferred	1	1,465	-	236	236
Total	7	$46,404	$231	$236	$467

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

	At September 30, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$30,314	$30,439	$35,544	$36,349
Due after one year through five years	11,953	12,301	3,957	3,994
Due after five years through ten years	394,079	398,163	382,957	399,180
Due after ten years	369,589	373,919	368,708	385,336
Total debt securities available for sale	$805,935	$814,822	$791,166	$824,859

At September 30, 2013 and December 31, 2012, investments available-for-sale with a book value of $189.2 million and $195.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2013 and December 31, 2012.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	At September 30, 2013				At December 31, 2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,503	$-	$(3,381)	$61,122	$64,498	$125	$(29)	$64,594
State and municipal	161,231	2,219	(4,813)	158,637	150,995	6,194	(123)	157,066
Mortgage-backed	260	35	-	295	321	43	-	364
Total investments held-to-maturity	$225,994	$2,254	$(8,194)	$220,054	$215,814	$6,362	$(152)	$222,024

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	At September 30, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$61,122	$3,381	$-	$3,381
State and municipal	100	85,882	4,813	-	4,813
Total	108	$147,004	$8,194	$-	$8,194

	At December 31, 2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,961	$29	$-	$29
State and municipal	13	16,868	123	-	123
Total	14	$26,829	$152	$-	$152

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	At September 30, 2013		At December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,765	$2,787	$7,431	$7,523
Due after one year through five years	3,253	3,264	4,653	4,725
Due after five years through ten years	132,577	130,588	116,735	120,074
Due after ten years	87,399	83,415	86,995	89,702
Total debt securities held-to-maturity	$225,994	$220,054	$215,814	$222,024

At September 30, 2013 and December 31, 2012, investments held-to-maturity with a book value of $168.9 million and $155.5 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2013 and December 31, 2012.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2013	December 31, 2012
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	28,143	25,367
Total equity securities	$36,412	$33,636

Note 4 – Loans and Leases
Outstanding loan balances at September 30, 2013 and December 31, 2012 are net of unearned income including net deferred loan costs of $0.8 million and $1.4 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2013	December 31, 2012
Residential real estate:
Residential mortgage	$595,180	$523,364
Residential construction	118,316	120,314
Commercial real estate:
Commercial owner occupied real estate	569,350	571,510
Commercial investor real estate	518,029	456,888
Commercial acquisition, development and construction	158,739	151,933
Commercial Business	332,670	346,708
Leases	962	3,421
Consumer	368,764	356,990
Total loans and leases	$2,662,010	$2,531,128

Note 5 – CREDIT QUALITY ASSESSMENT
Allowance for Loan and Lease Losses
Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Balance at beginning of year	$42,957	$49,426
Provision (credit) for loan and lease losses	(1,670)	2,481
Loan and lease charge-offs	(9,639)	(11,456)
Loan and lease recoveries	7,774	2,167
Net charge-offs	(1,865)	(9,289)
Balance at period end	$39,422	$42,618

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,332	(4,037)	1,026	(642)	(321)	1,204	231	(463)	(1,670)
Charge-offs	(2,405)	-	(4,744)	(229)	-	(1,327)	(829)	(105)	(9,639)
Recoveries	692	3,080	3,347	332	10	160	144	9	7,774
Net charge-offs	(1,713)	3,080	(1,397)	103	10	(1,167)	(685)	(96)	(1,865)
Balance at end of period	$6,114	$3,780	$9,212	$6,458	$21	$3,883	$8,068	$1,886	$39,422

Total loans and leases	$332,670	$158,739	$518,029	$569,350	$962	$368,764	$595,180	$118,316	$2,662,010
Allowance for loans and leases to total loans and leases ratio	1.84%	2.38%	1.78%	1.13%	2.18%	1.05%	1.36%	1.59%	1.48%

Balance of loans specifically evaluated for impairment	$6,562	$5,086	$7,729	$5,385	na.	$29	$4,438	$1,860	$31,089
Allowance for loans specifically evaluated for impairment	$1,550	$946	$146	$391	na.	na.	$650	$547	$4,230
Specific allowance to specific loans ratio	23.62%	18.60%	1.89%	7.26%	na.	na.	14.65%	29.41%	13.61%

Balance of loans collectively evaluated	$326,108	$153,653	$510,300	$563,965	$962	$368,735	$590,742	$116,456	$2,630,921
Allowance for loans collectively evaluated	$4,564	$2,834	$9,066	$6,067	$21	$3,883	$7,418	$1,339	$35,192
Collective allowance to collective loans ratio	1.40%	1.84%	1.78%	1.08%	2.18%	1.05%	1.26%	1.15%	1.34%

	For the Year Ended December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(758)	826	4,928	804	(478)	44	(167)	(1,550)	3,649
Charge-offs	(1,022)	(3,281)	(3,690)	(1,174)	(8)	(1,298)	(2,107)	(224)	(12,804)
Recoveries	1,548	528	97	38	23	227	213	12	2,686
Net charge-offs	526	(2,753)	(3,593)	(1,136)	15	(1,071)	(1,894)	(212)	(10,118)
Balance at end of period	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957

Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128
Allowance for loans and leases to total loans and leases ratio	1.87%	3.12%	2.10%	1.22%	9.70%	1.08%	1.63%	2.03%	1.70%

Balance of loans specifically evaluated for impairment	$8,984	$6,332	$11,843	$15,184	na.	$31	$4,528	$1,871	$48,773
Allowance for loans specifically evaluated for impairment	$2,597	$-	$774	$598	na.	na.	$713	$467	$5,149
Specific allowance to specific loans ratio	28.91%	-	6.54%	3.94%	na.	na.	15.75%	24.96%	10.56%

Balance of loans collectively evaluated	$337,724	$145,601	$445,045	$556,326	$3,421	$356,959	$518,836	$118,443	$2,482,355
Allowance for loans collectively evaluated	$3,898	$4,737	$8,809	$6,399	$332	$3,846	$7,809	$1,978	$37,808
Collective allowance to collective loans ratio	1.15%	3.25%	1.98%	1.15%	9.70%	1.08%	1.51%	1.67%	1.52%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2013	December 31, 2012
Impaired loans with a specific allowance	$15,142	$27,526
Impaired loans without a specific allowance	15,947	21,247
Total impaired loans	$31,089	$48,773

Allowance for loan and lease losses related to impaired loans	$4,230	$5,149
Allowance for loan and lease losses related to loans collectively evaluated	35,192	37,808
Total allowance for loan and lease losses	$39,422	$42,957

Average impaired loans for the period	$39,843	$57,438
Contractual interest income due on impaired loans during the period	$2,292	$4,433
Interest income on impaired loans recognized on a cash basis	$1,694	$1,121
Interest income on impaired loans recognized on an accrual basis	$332	$560

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,189	$1,379	$770	$207	$-	$3,545
Restructured accruing	905	-	-	995	2,379	4,279
Restructured non-accruing	266	2,439	-	2,581	2,032	7,318
Balance	$2,360	$3,818	$770	$3,783	$4,411	$15,142

Allowance	$1,550	$946	$146	$391	$1,197	$4,230

Impaired loans without a specific allowance
Non-accruing	$1,079	$1,268	$5,483	$675	$-	$8,505
Restructured accruing	1,607	-	852	188	1,128	3,775
Restructured non-accruing	1,516	-	624	739	788	3,667
Balance	$4,202	$1,268	$6,959	$1,602	$1,916	$15,947

Total impaired loans
Non-accruing	$2,268	$2,647	$6,253	$882	$-	$12,050
Restructured accruing	2,512	-	852	1,183	3,507	8,054
Restructured non-accruing	1,782	2,439	624	3,320	2,820	10,985
Balance	$6,562	$5,086	$7,729	$5,385	$6,327	$31,089

Unpaid principal balance in total impaired loans	$8,645	$13,448	$12,585	$7,028	$6,944	$48,650

	September 30, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,539	$5,782	$11,343	$8,705	$6,474	$39,843
Contractual interest income due on impaired loans during the period	$481	$590	$430	$578	$213
Interest income on impaired loans recognized on a cash basis	$250	$269	$74	$1,010	$91
Interest income on impaired loans recognized on an accrual basis	$117	$-	$23	$58	$134

	December 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,514	$-	$10,219	$4,319	$-	$17,052
Restructured accruing	2,981	-	-	1,503	3,419	7,903
Restructured non-accruing	228	-	-	1,039	1,304	2,571
Balance	$5,723	$-	$10,219	$6,861	$4,723	$27,526

Allowance	$2,597	$-	$774	$598	$1,180	$5,149

Impaired loans without a specific allowance
Non-accruing	$1,846	$3,033	$577	$6,191	$-	$11,647
Restructured accruing	1,392	-	-	-	815	2,207
Restructured non-accruing	23	3,299	1,047	2,132	892	7,393
Balance	$3,261	$6,332	$1,624	$8,323	$1,707	$21,247

Total impaired loans
Non-accruing	$4,360	$3,033	$10,796	$10,510	$-	$28,699
Restructured accruing	4,373	-	-	1,503	4,234	10,110
Restructured non-accruing	251	3,299	1,047	3,171	2,196	9,964
Balance	$8,984	$6,332	$11,843	$15,184	$6,430	$48,773

Unpaid principal balance in total impaired loans	$11,506	$21,590	$15,405	$17,928	$6,904	$73,333

	December 31, 2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,659	$12,270	$13,838	$16,172	$6,499	$57,438
Contractual interest income due on impaired loans during the period	$527	$1,222	$1,181	$1,391	$112
Interest income on impaired loans recognized on a cash basis	$121	$323	$175	$420	$82
Interest income on impaired loans recognized on an accrual basis	$257	$-	$-	$102	$201

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,050	$5,086	$6,877	$4,202	$-	$2,004	$5,643	$2,327	$30,189
Loans and leases 90 days past due	-	-	-	-	-	10	-	-	10
Restructured loans and leases	2,512	-	852	1,183	-	29	3,478	-	8,054
Total non-performing loans and leases	6,562	5,086	7,729	5,385	-	2,043	9,121	2,327	38,253
Other real estate owned	408	-	-	-	-	-	1,254	-	1,662
Total non-performing assets	$6,970	$5,086	$7,729	$5,385	$-	$2,043	$10,375	$2,327	$39,915

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,611	$6,332	$11,843	$13,681	$865	$2,410	$4,681	$3,125	$47,548
Loans and leases 90 days past due	24	-	-	209	-	14	-	-	247
Restructured loans and leases	4,373	-	-	1,503	-	31	4,203	-	10,110
Total non-performing loans and leases	9,008	6,332	11,843	15,393	865	2,455	8,884	3,125	57,905
Other real estate owned	1,829	-	220	2,396	-	-	1,401	80	5,926
Total non-performing assets	$10,837	$6,332	$12,063	$17,789	$865	$2,455	$10,285	$3,205	$63,831

	September 30, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$4,989	$-	$5,901	$3,540	$-	$713	$5,985	$-	$21,128
61-90 days	984	382	78	5,022	-	596	-	-	7,062
> 90 days	-	-	-	-	-	10	-	-	10
Total past due	5,973	382	5,979	8,562	-	1,319	5,985	-	28,200
Non-accrual loans and leases	4,050	5,086	6,877	4,202	-	2,004	5,643	2,327	30,189
Loans aquired with deteriorated credit quality	1,655	-	1,598	2,635	-	-	-	-	5,888
Current loans	320,992	153,271	503,575	553,951	962	365,441	583,552	115,989	2,597,733
Total loans and leases	$332,670	$158,739	$518,029	$569,350	$962	$368,764	$595,180	$118,316	$2,662,010

	December 31, 2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,138	$-	$2,020	$1,556	$7	$496	$5,443	$-	$11,660
61-90 days	212	-	-	1,809	68	101	1,603	-	3,793
> 90 days	24	-	-	209	-	14	-	-	247
Total past due	2,374	-	2,020	3,574	75	611	7,046	-	15,700
Non-accrual loans and leases	4,611	6,332	11,843	13,681	865	2,410	4,681	3,125	47,548
Loans aquired with deteriorated credit quality	1,978	332	949	3,941	-	-	-	-	7,200
Current loans	337,745	145,269	442,076	550,314	2,481	353,969	511,637	117,189	2,460,680
Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio for the dates indicated:

	September 30, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$292,973	$151,546	$493,523	$528,610	$1,466,652
Special Mention	19,345	109	1,713	17,300	38,467
Substandard	20,063	7,084	22,750	23,440	73,337
Doubtful	289	-	43	-	332
Total	$332,670	$158,739	$518,029	$569,350	$1,578,788

	December 31, 2012
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$305,348	$141,802	$405,448	$520,844	$1,373,442
Special Mention	13,603	1,793	21,963	17,262	54,621
Substandard	26,091	8,338	28,885	32,613	95,927
Doubtful	1,666	-	592	791	3,049
Total	$346,708	$151,933	$456,888	$571,510	$1,527,039

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$962	$366,721	$586,059	$115,989	$1,069,731
Non-performing:
90 days past due	-	10	-	-	10
Non-accruing	-	2,004	5,643	2,327	9,974
Restructured loans and leases	-	29	3,478	-	3,507
Total	$962	$368,764	$595,180	$118,316	$1,083,222

	December 31, 2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$2,556	$354,535	$514,480	$117,189	$988,760
Non-performing:
90 days past due	-	14	-	-	14
Non-accruing	865	2,410	4,681	3,125	11,081
Restructured loans and leases	-	31	4,203	-	4,234
Total	$3,421	$356,990	$523,364	$120,314	$1,004,089

During the nine months ended September 30, 2013, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2013 did not require significant specific reserves at September 30, 2013.  For the year ended December 31, 2012, the Company restructured $4.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2012 had specific reserves of $1.2 million at December 31, 2012.  Commitments to lend additional funds on loans that have been restructured at September 30, 2013 and December 31, 2012 amounted to $5.3 million and $5.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$483	$-	$852	$-	$-	$1,335
Restructured non-accruing	221	-	-	-	-	221
Balance	$704	$-	$852	$-	$-	$1,556

Specific allowance	$22	$-	$-	$-	$-	$22

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$2,600	$-	$-	$1,014	$-	$3,614
Restructured non-accruing	-	-	-	-	1,304	1,304
Balance	$2,600	$-	$-	$1,014	$1,304	$4,918

Specific allowance	$552	$-	$-	$204	$467	$1,223

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Changes in the accretable yield related to loans acquired with evidence of deteriorated credit quality are as follows:

(In thousands)	Amount
Balance at January 1, 2013	$693
Accretion recognized to date	(333)
Net reclassification from accretable to non-accretable	-
Balance at September 30, 2013	$360

Other Real Estate Owned
Other real estate owned totaled $1.7 million and $5.9 million at September 30, 2013 and December 31, 2012.

Note 6 – Goodwill and Other Intangible Assets
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	At September 30, 2013			Weighted	At December 31, 2012			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,004)	$712	0.5 years	$9,716	$(7,964)	$1,752	1.3 years
Other identifiable intangibles	8,623	(7,543)	1,080	2.3 years	8,611	(7,200)	1,411	3.1 years
Total amortizing intangible assets	$18,339	$(16,547)	$1,792		$18,327	$(15,164)	$3,163

Goodwill	$84,171		$84,171		$84,808		$84,808

During the second quarter of 2013 goodwill associated with the 2012 acquisition of CommerceFirst Bancorp, Inc. was reduced by $0.6 million relating to a reduction in the liabilities which existed as of the acquisition date.

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	$821
2015	372
2016	94
2017	16
Thereafter	27
Total amortizing intangible assets	$1,330

Note 7 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2013	December 31, 2012
Noninterest-bearing deposits	$890,319	$847,415
Interest-bearing deposits:
Demand	435,458	428,048
Money market savings	871,360	884,367
Regular savings	240,210	228,384
Time deposits of less than $100,000	272,101	307,445
Time deposits of $100,000 or more	207,018	217,375
Total interest-bearing deposits	2,026,147	2,065,619
Total deposits	$2,916,466	$2,913,034

Note 8 – Stockholders’ Equity
The Company re-approved the stock repurchase program in August 2013.  The current program permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,250,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  No shares were repurchased during the first nine months of 2013.

Note 9 – Share Based Compensation
At September 30, 2013, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 998,375 are available for issuance at September 30, 2013, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The Stock Option Committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.2 million and $1.0 million was recognized for the nine months ended September 30, 2013 and 2012, respectively.  Stock options exercised were 10,964 and 1,217 for the nine months ended September 30, 2013 and 2012, respectively.  The intrinsic value for any exercised stock options in 2013 and 2012 was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of September 30, 2013.  That cost is expected to be recognized over a weighted average period of approximately 1.7 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.6 million as of September 30, 2013.  That cost is expected to be recognized over a weighted average period of approximately 3.1 years.  The fair value of the options vested during the three months ended September 30, 2013 and 2012, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2013, 20,229 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 93,770 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2013	440,453	$29.17		$557
Granted	20,229	$20.26		$-
Exercised	(10,964)	$12.70		$-
Forfeited or expired	(4,962)	$34.29		$-
Balance at September 30, 2013	444,756	$29.11	1.9	$1,032

Exercisable at September 30, 2013	399,221	$30.21	1.5	$861

Weighted average fair value of options granted during the year		$7.99

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2013	54,416	$7.56
Granted	20,229	$7.99
Vested	(29,110)	$7.34
Forfeited or expired	-	-
Non-vested options at September 30, 2013	45,535	$7.89

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	224,005	$17.40
Granted	93,770	$20.26
Vested	(71,455)	$17.06
Forfeited	(17,187)	$18.24
Restricted stock at September 30, 2013	229,133	$18.61

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest cost on projected benefit obligation	$390	$374	$1,163	$1,151
Expected return on plan assets	(425)	(220)	(1,259)	(874)
Recognized net actuarial loss	249	197	1,176	896
Net periodic benefit cost	$214	$351	$1,080	$1,173

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

Note 11 – Net Income per Common Share
The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2013	2012	2013	2012
Net income	$12,089	$10,990	$34,809	$26,673
Basic:
Basic weighted average EPS shares	24,979	24,893	24,952	24,463

Basic net income per share	$0.48	$0.44	$1.40	$1.09
Diluted:
Basic weighted average EPS shares	24,979	24,893	24,952	24,463
Dilutive common stock equivalents	92	56	97	72
Dilutive EPS shares	25,071	24,949	25,049	24,535

Diluted net income per share	$0.48	$0.44	$1.39	$1.09

Anti-dilutive shares	146	459	195	489

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(14,990)	-	(14,990)
Reclassifications from accumulated other comprehensive income, net of tax	71	715	786
Current period change in other comprehensive income, net of tax	(14,919)	715	(14,204)
Balance at September 30, 2013	$5,339	$(8,231)	$(2,892)

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Other comprehensive income before reclassification, net of tax	2,370	-	2,370
Reclassifications from accumulated other comprehensive income, net of tax	276	539	815
Current period change in other comprehensive income, net of tax	2,646	539	3,185
Balance at September 30, 2012	$22,652	$(6,219)	$16,433

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$118	$459
Income before taxes	118	459
Tax expense	47	183
Net income	$71	$276
Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$1,176	$896
Income before taxes	1,176	896
Tax expense	461	357
Net income	$715	$539

1      This amount is included in the computation of net periodic benefit cost, see Note 10

Note 13 – Financial Instruments with Off-balance Sheet Risk and Derivatives
The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company has entered into these interest rate derivatives to facilitate customer transactions and meet their financing needs.  These derivatives are interest rate swaps that the Company entered into with loan customers to allow the customers to convert variable rate loans to a fixed rate.  Interest is paid to the customer at a floating rate based on the notional amount and the Company receives interest from the customer at a fixed rate for the same notional amount.  Concurrent with the customer transaction, the Company enters into an offsetting interest rate swap with another financial institution.  The Company pays the other financial institution at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount.  The changes in the fair value of the swaps offset each other.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk to the Company.  The notional value of commercial loan interest rate swaps outstanding was $46.8 million with a fair value of $1.9 million as of September 30, 2013 compared to $35.9 million with a fair value of $1.3 million as of December 31, 2012.  The offsetting nature of the interest rate swaps results in a neutral effect on the Company’s operations.  Fair values of the interest rate swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the interest rate swaps are recorded in other non-interest income.

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

	At September 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$10,542	$-	$10,542
Investments available-for-sale:
U.S. government agencies	-	172,243	-	172,243
State and municipal	-	166,866	-	166,866
Mortgage-backed	-	472,269	-	472,269
Corporate debt	-	2,005	-	2,005
Trust preferred	-	-	1,439	1,439
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,855	-	1,855

Liabilities
Interest rate swap agreements	$-	$(1,855)	$-	$(1,855)

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$36,149	$-	$36,149
Investments available-for-sale:
U.S. government agencies	-	156,428	-	156,428
State and municipal	-	174,491	-	174,491
Mortgage-backed	-	490,479	-	490,479
Corporate debt	-	1,996	-	1,996
Trust preferred	-	-	1,465	1,465
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,280	-	1,280

Liabilities
Interest rate swap agreements	$-	$(1,280)	$-	$(1,280)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2013	$1,465
Total OTTI included in earnings	-
Principal redemption	-
Total unrealized losses included in other comprehensive income (loss)	(26)
Balance at September 30, 2013	$1,439

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At September 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$26,859	$26,859	$(5,891)
Other real estate owned	-	-	1,662	1,662	209
Total	$-	$-	$28,521	$28,521	$(5,682)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records , discounted as appropriate (Level 3).

	At December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$43,624	$43,624	$(6,730)
Other real estate owned	-	-	5,926	5,926	(188)
Total	$-	$-	$49,550	$49,550	$(6,918)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses.  Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records , discounted as appropriate (Level 3).

At September 30, 2013, impaired loans totaling $31.1 million were written down to fair value of $26.9 million as a result of specific loan loss allowances of $4.2 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $48.8 million were written down to fair value of $43.6 million at December 31, 2012 as a result of specific loan loss allowances of $5.2 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$225,994	$220,054	$-	$220,054	$-
Other equity securities	36,412	36,412	-	36,412	-
Loans, net of allowance	2,622,588	2,587,170	-	-	2,587,170
Other assets	85,578	85,578	-	85,578	-

Financial Liabilities
Time Deposits	$479,119	$479,780	$-	$479,780	$-
Securities sold under retail repurchase agreements and federal funds purchased	53,177	53,177	-	53,177	-
Advances from FHLB	520,000	550,662	-	550,662	-
Subordinated debentures	35,000	8,669	-	-	8,669

			Fair Value Measurements
	December 31, 2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$215,814	$222,024	$-	$222,024	$-
Other equity securities	33,636	33,636	-	33,636	-
Loans, net of allowance	2,488,171	2,453,314	-	-	2,453,314
Other assets	83,714	83,714	-	83,714	-

Financial Liabilities
Time Deposits	$524,820	$528,074	$-	$528,074	$-
Securities sold under retail repurchase agreements and federal funds purchased	86,929	86,929	-	86,929	-
Advances from FHLB	405,058	451,408	-	451,408	-
Subordinated debentures	35,000	9,919	-	-	9,919

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

Loans:For certain categories of loans, such as mortgage, installment and commercial loans, the fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.  Expected cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Accrued interest receivable:  The carrying value of accrued interest receivable approximates fair value due to the short-term duration and has been excluded from the table above.

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2013 and December 31, 2012 as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million and $0.4 million in for the three months ended September 30, 2013 and 2012, respectively.  These non-cash charges amounted to $1.1 million for the nine months ended September 30, 2013 and 2012.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2013 and 2012, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $880 million in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2013 and 2012, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$40,180	$1	$4	$(5)	$40,180
Interest expense	4,879	-	-	(5)	4,874
Provision (credit) for loan and lease losses	1,128	-	-	-	1,128
Non-interest income	8,453	1,271	1,573	(74)	11,223
Non-interest expenses	24,939	1,135	893	(74)	26,893
Income before income taxes	17,687	137	684	-	18,508
Income tax expense	6,094	55	270	-	6,419
Net income	$11,593	$82	$414	$-	$12,089

Assets	$4,088,617	$13,907	$18,350	$(67,905)	$4,052,969

	Three Months Ended September 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,494	$2	$4	$(5)	$37,495
Interest expense	5,715	-	-	(5)	5,710
Provision for loan and lease losses	232	-	-	-	232
Non-interest income	9,942	1,076	1,427	(203)	12,242
Non-interest expenses	25,504	1,036	830	(203)	27,167
Income before income taxes	15,985	42	601	-	16,628
Income tax expense	5,390	17	231	-	5,638
Net income	$10,595	$25	$370	$-	$10,990

Assets	$3,901,588	$13,058	$16,579	$(43,798)	$3,887,427

	Nine Months Ended September 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$112,238	$6	$11	$(17)	$112,238
Interest expense	14,691	-	-	(17)	14,674
Provision (credit) for loan and lease losses	(1,670)	-	-	-	(1,670)
Non-interest income	27,748	3,968	4,622	(481)	35,857
Non-interest expenses	76,893	3,270	2,542	(481)	82,224
Income before income taxes	50,072	704	2,091	-	52,867
Income tax expense	16,955	285	818	-	18,058
Net income	$33,117	$419	$1,273	$-	$34,809

Assets	$4,088,617	$13,907	$18,350	$(67,905)	$4,052,969

	Nine Months Ended September 30, 2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$107,668	$5	$9	$(14)	$107,668
Interest expense	17,383	-	-	(14)	17,369
Provision for loan and lease losses	2,481	-	-	-	2,481
Non-interest income	27,742	3,388	4,188	(609)	34,709
Non-interest expenses	77,736	3,204	2,377	(609)	82,708
Income before income taxes	37,810	189	1,820	-	39,819
Income tax expense	12,363	77	706	-	13,146
Net income	$25,447	$112	$1,114	$-	$26,673

Assets	$3,901,588	$13,058	$16,579	$(43,798)	$3,887,427

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

Overview
Net income for the Company for the third quarter of 2013 totaled $12.1 million ($0.48 per diluted share) as compared to net income of $11.0 million ($0.44 per diluted share) for the third quarter of 2012.  For the first nine months of 2013, net income totaled $34.8 million ($1.39 per diluted share), compared to net income of $26.7 million ($1.09 per diluted share) for the first nine months of 2012. These results reflect the following events:

•
During the third quarter of 2013 the Company experienced significant activity in recoveries realized from the resolution of two previously non-performing commercial real estate loans. The impact of these recoveries can be summarized as follows:

Interest income	$ 3.7 million
Non-interest income	$ 0.4 million
Non-interest expense	$ 0.5 million
Loan loss recoveries	$ 3.2 million
Reduction of non-performing loans	$10.4 million

•
Net interest income increased 11% for the third quarter of 2013 compared to the third quarter of 2012. For the year-to-date, net interest income increased 8% for 2013 compared to the first nine months of 2012. These increases were due primarily to the recovery of interest income mentioned above together with growth in average interest-earning assets. Excluding the interest recoveries, net interest income for the third quarter of 2013 remained level with the same quarter of the prior year and increased 4% from the prior year-to-date.

•
The provision for loan and lease losses was a charge of $1.1 million for the third quarter of 2013 compared to a charge of $0.2 million for the third quarter of 2012 and a credit of $2.9 million for the second quarter of 2013. The increase in the provision for the third quarter of 2013 compared to the third quarter of 2012 was due primarily to loan growth during the quarter.

•
Non-performing loans decreased to $38.3 million at September 30, 2013 compared to $58.9 million at September 30, 2012. The coverage ratio of the allowance for loan and lease losses to non-performing loans was 103% at September 30, 2013 compared to a coverage ratio of 72% at September 30, 2012.

•
Non-interest income decreased $1.0 million or 8% for the third quarter of 2013 compared to the third quarter of 2012 due largely to a significant decline in income from mortgage banking  which was somewhat offset by increases in insurance agency commissions and other non-interest income.

•
Average total loans for the third quarter of 2013 increased 5% compared to the third quarter of 2012 due primarily to organic growth in the commercial investor real estate, residential mortgage and consumer portfolios.

In the third quarter of 2013, the region in which the Company operates continued to show slow but steady economic improvement. The initial effects of the payroll tax increases and federal government spending cuts (sequestration) were offset by positive trends in housing and consumer spending.  These trends have been somewhat offset by a contraction in manufacturing and continued relatively high unemployment, together with uncertainty over implementation of the new health care law, all of which have caused uncertainty on the part of both large and small businesses and limited economic expansion. The financial stability of the European Union also continues to be an underlying volatility factor. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to limit confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin increased to 3.88% in the third quarter of 2013 compared to 3.67% for the third quarter of 2012 and 3.51% for the second quarter of 2013. Excluding the effect of the commercial loan recoveries mentioned above, the net interest margin was 3.49% for the third quarter of 2013. The decrease in the margin without the recoveries was due primarily to the decline in the yield on a higher level of interest-earning assets which more than offset the lower cost of borrowings and deposits. Average borrowings increased 22% and average total deposits increased 2% for the quarter compared with the prior year period, while average loans increased 5% compared to 2012. Net interest income remained virtually level compared to the prior year quarter as the effects of a 15 basis point decrease in the cost of interest-bearing liabilities, growth of 5% in average interest-earning assets and a 41% decrease in non-performing assets were offset by a decline of 9 basis points in the yield on average interest-earning assets.

Liquidity remained strong due to the availability of borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $39.9 million at September 30, 2013 from $68.2 million at September 30, 2012. This decrease was primarily the result of the resolution of the two previously mentioned commercial real estate credits, the orderly disposition of other real estate owned,  loan pay-offs and the reduced migration of commercial loans into nonperforming status. Non-performing assets represented 0.98% of total assets at September 30, 2013 compared to 1.75% at September 30, 2012.  The Bank had net charge-offs of $0.7 million for the third quarter of 2013 as compared to net charge-offs of $2.9 million for the prior year period.

Non-interest income decreased 8% in the third quarter of 2013 compared to the third quarter of 2012. This decrease was driven by a significant decrease in mortgage banking income due primarily to lower mortgage origination volumes. This decrease was somewhat offset by a 17% increase in wealth management income due to growth in assets under management and insurance agency commissions, which increased 17% due to higher revenues on commercial and physicians’ liability lines. Other non-interest income increased 36% over the prior year quarter due to gains on sales and dispositions of loans and loan fee recoveries on non-performing commercial loans. These increases were somewhat offset by a decrease of 3% in service charges on deposits due to lower overdraft fees.

Non-interest expenses decreased 1% in the third quarter of 2013 compared to the prior year period. This decrease was driven primarily by a decline in other non-interest expenses related to the recovery of expenses related to the resolution of problem loan credits. Excluding the effect of the recovery of these expenses, non-interest expenses would have increased 1% for the quarter due to a 6% increase in salaries and benefits expenses primarily associated with increased staffing.

Total assets at September 30, 2013 increased 2% compared to December 31, 2012 primarily due to loan growth which was temporarily funded by increased borrowings to take advantage of low existing borrowing rates. The increase in loan balances compared to the prior year-end was due primarily to increases of 11% in residential mortgage and construction loans and 3% in both commercial and consumer loans. The increase in commercial loans was due to organic loan growth during the first nine months of the year, particularly in the investor real estate segment of the portfolio. The increase in residential mortgage loans was due to a 14% increase in permanent residential mortgages due to growth in adjustable rate mortgages, which the Company maintains in portfolio, and a decrease in loan prepayments.     Customer funding sources, which include deposits plus other short-term borrowings from core customers, remained virtually level compared to balances at December 31, 2012. Customer funding sources reflected increases of 5% in regular savings accounts and 4% in combined non-interest-bearing and interest-bearing checking accounts.  These increases were somewhat offset by a decrease of  9% in certificates of deposit while money market accounts remained relatively level for the nine month period. The Company continued to manage its net interest margin primarily by reducing rates on certificates of deposit and borrowings during this extended period of historically low interest rates.  During 2013 stockholders’ equity increased to $494 million due to net income during the first nine months of the year.   Tangible book value per common share increased 8% to $16.44 at September 30, 2013 from $15.26 at September 30, 2012.

Critical Accounting Policies
The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Condensed Consolidated Financial Statements as of September 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Average Balances, Yields and Rates

	Nine Months Ended September 30,
	2013			2012
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$583,105	$16,001	3.66%	$491,160	$16,003	4.37%
Residential construction loans	120,053	3,142	3.50	125,179	3,505	3.74
Commercial ADC loans	155,965	7,540	6.46	151,307	5,855	5.17
Commercial investor real estate loans	486,624	20,927	5.75	410,905	16,925	5.50
Commercial owner occupied real estate loans	565,108	22,464	5.45	546,575	22,722	5.64
Commercial business loans	338,869	13,288	5.10	291,727	11,988	5.33
Leasing	1,764	88	6.67	5,568	272	6.52
Consumer loans	361,624	9,325	3.47	358,304	9,481	3.56
Total loans and leases (3)	2,613,112	92,775	4.77	2,380,725	86,751	4.88
Taxable securities	765,054	13,536	2.36	775,916	14,761	2.54
Tax-exempt securities (4)	300,826	9,829	4.36	283,137	10,112	4.76
Interest-bearing deposits with banks	34,379	65	0.25	40,892	83	0.27
Federal funds sold	475	-	0.22	811	1	0.17
Total interest-earning assets	3,713,846	116,205	4.19	3,481,481	111,708	4.28

Less: allowance for loan and lease losses	(42,223)			(47,442)
Cash and due from banks	45,932			45,844
Premises and equipment, net	47,479			48,959
Other assets	216,958			208,371
Total assets	$3,981,992			$3,737,213

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$436,236	280	0.09%	$379,910	256	0.09%
Regular savings deposits	238,627	159	0.09	209,920	155	0.10
Money market savings deposits	880,794	1,131	0.17	869,675	1,471	0.23
Time deposits	497,136	2,639	0.71	573,946	3,825	0.89
Total interest-bearing deposits	2,052,793	4,209	0.27	2,033,451	5,707	0.37
Other borrowings	59,734	126	0.28	72,347	158	0.29
Advances from FHLB	482,679	9,667	2.68	405,271	10,772	3.55
Subordinated debentures	35,000	672	2.56	35,000	732	2.79
Total interest-bearing liabilities	2,630,206	14,674	0.75	2,546,069	17,369	0.91

Noninterest-bearing demand deposits	833,059			705,362
Other liabilities	33,230			25,738
Stockholders' equity	485,497			460,044
Total liabilities and stockholders' equity	$3,981,992			$3,737,213

Net interest income and spread		$101,531	3.44%		$94,339	3.37%
Less: tax-equivalent adjustment		3,967			4,040
Net interest income		$97,564			$90,299

Interest income/earning assets			4.19%			4.28%
Interest expense/earning assets			0.53			0.66
Net interest margin			3.66%			3.62%

(1)   Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2013 and  2012. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.0 million and $4.0 million in 2013 and 2012, respectively.
(2)   Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)   Non-accrual loans are included in the average balances.
(4)   Includes only investments that are exempt from federal taxes.

Results of Operations
For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net income for the Company for the first nine months of 2013 totaled $34.8 million ($1.39 per diluted share) compared to net income of $26.7 million ($1.09 per diluted share) for the first nine months of 2012.

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

Net interest income for the first nine months of 2013 was $97.6 million compared to $90.3 million for the same period of 2012, an increase of 8%. On a tax-equivalent basis, net interest income increased by 8% for the nine months ended September 30, 2013 to $101.5 million from $94.3 million for the prior year period. Excluding interest recoveries due to the resolution of previously non-performing commercial real estate loans, net interest income was $93.9 million, an increase of 4% on a tax-equivalent basis. Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 3% in 2013.  Average non-interest-bearing deposits increased 18% in the first nine months of 2013 compared to the first nine months of 2012 while the percentage of average non-interest-bearing deposits to total deposits also increased to 29% for the first nine months of 2013 compared to 28% for the same period in 2012.

Interest Rate Performance
The Company’s net interest margin increased to 3.66% for the first nine months of 2013 compared to 3.62% for the first nine months of 2012 while the net interest spread increased to 3.44% in 2013 compared to 3.37% in 2012. The increase in both the net interest margin and net interest spread was due to the interest recoveries previously mentioned. Excluding these recoveries, the net interest margin and net interest spread were 3.53% and 3.31%, respectively.  Excluding the interest recoveries, the decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets exceeding the benefit of the decline in rates on interest-bearing deposits and borrowings.

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2013 vs. 2012			2012 vs. 2011
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$6,024	$8,054	$(2,030)	$5,766	$8,337	$(2,571)
Securities	(1,508)	160	(1,668)	(2,995)	(1,370)	(1,625)
Other earning assets	(19)	(14)	(5)	21	15	6
Total interest income	4,497	8,200	(3,703)	2,792	6,982	(4,190)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	24	28	(4)	(22)	33	(55)
Regular savings deposits	4	21	(17)	13	15	(2)
Money market savings deposits	(340)	20	(360)	(1,394)	48	(1,442)
Time deposits	(1,186)	(472)	(714)	(1,563)	(360)	(1,203)
Total borrowings	(1,197)	1,353	(2,550)	67	(112)	179
Total interest expense	(2,695)	950	(3,645)	(2,899)	(376)	(2,523)
Net interest income	$7,192	$7,250	$(58)	$5,691	$7,358	$(1,667)

*      Variances that are the combined effect of volume and rate, but cannot be separately identified,  are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income
The Company's total tax-equivalent interest income increased 4%, or 1% exclusive of the interest recoveries for the first nine months of 2013 compared to the prior year period. The previous table shows that, in 2013, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income.

In the first nine months of 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 10% compared to the prior year period. This growth was primarily in the owner occupied and investor real estate, commercial business and residential mortgage portfolios. These increases were driven by loans added from the CommerceFirst acquisition in the second quarter of 2012 and organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 9 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. Excluding the effect of the interest recoveries on charged-off loans mentioned previously, the yield on average loans and leases decreased 30 basis points compared to the prior year period.  After excluding the effect of the interest recoveries, the decline in the portfolio yield was driven primarily by a decrease of 60 basis points in the yield in the combined residential mortgage and construction portfolio and a decrease of 23 basis points in the yield in the overall commercial loan portfolio.  The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 21 basis points while the average balance of the portfolio remained virtually level in the first nine months of 2013 compared to the first nine months of 2012. The decrease in the yield on investments was due primarily to calls of securities and principal payments on mortgage-backed securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense
Interest expense decreased by $2.7 million or 16% in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of a 16 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit average balances during the first nine months of 2013 compared to the prior year period were driven by the CommerceFirst acquisition in the second quarter of 2012 and by clients’ continued emphasis on safety and liquidity as average total deposits increased 16% for the first nine months of 2013 compared to the prior year period.  The increase in deposits was driven by increases of $184 million or 17% in average non-interest-bearing and interest-bearing checking accounts together with increases of $29 million or 14% in regular savings accounts and $11 million or 1% in money market accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $77 million or 13% in the first nine months of 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates and the run-off of brokered certificates of deposit acquired from the CommerceFirst acquisition  in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 87 basis points for the first nine months of 2013 compared to the prior year period due primarily to an increase in short-term borrowings at very favorable rates and the restructuring of $170 million of such advances into longer term lower rate instruments during the fourth quarter of 2012 and in the first six months of 2013.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Securities gains	$118	$459	$(341)	(74.3)%
Total other-than-temporary impairment ("OTTI") losses	-	(95)	95	(100.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(95)	95	(100.0)
Service charges on deposit accounts	6,390	6,713	(323)	(4.8)
Mortgage banking activities	2,738	4,294	(1,556)	(36.2)
Wealth management income	13,077	11,949	1,128	9.4
Insurance agency commissions	3,578	3,156	422	13.4
Income from bank owned life insurance	1,864	1,954	(90)	(4.6)
Visa check fees	3,113	2,844	269	9.5
Other income	4,979	3,435	1,544	44.9
Total non-interest income	$35,857	$34,709	$1,148	3.3

Total non-interest income was $35.9 million for the first nine months of 2013 compared to $34.7 million for the first nine months of 2012. The primary drivers of non-interest income for the first nine months of 2013 were a decrease in mortgage banking income, which largely offset increases in wealth management income, income from insurance agency commissions and other non-interest income.

Income from mortgage banking activities decreased in the first nine months of 2013 compared to the first nine months of 2012 due primarily to the increase in interest rates during the second and third quarter of 2013, which significantly reduced loan origination volumes from refinancing activity.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 6% compared to the prior year period, due to an increase in assets under management.  Investment management fees in West Financial Services increased 10% for the first nine months of 2013 compared to 2012, due to higher assets under management.  Fees on sales of investment products and services increased 14% for the year-to-date, also due to an increase in assets under management. Overall total assets under management increased to $2.5 billion at September 30, 2013 compared to $2.2 billion at September 30, 2012 from positive market movements and additions from new and existing clients.

Insurance agency commissions increased 13% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to higher revenues on commercial and physicians’ liability lines.

Other non-interest income increased during the first nine months compared to the prior year period due mainly to gains on sales and dispositions of loans, a non-recurring legal settlement and recovery of fees on non-performing loans mentioned previously.

Service charges on deposits decreased in the first nine months of 2013 compared to the first nine months of 2012 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in the first nine months of 2013 compared to the prior year period due to the decline in interest rates paid on such policies. The Company invests in bank owned life insurance products in order to better manage the cost of employee benefit plans.  Investments totaled $85.6 million at September 30, 2013 and $83.1 million at September 30, 2012 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.90% for the first nine months of 2013 compared to 5.30% for the prior year period.

No net OTTI losses were recognized in earnings in the first nine months of 2013 compared to $95 thousand for the prior year period.  The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$48,891	$47,104	$1,787	3.8%
Occupancy expense of premises	9,327	8,895	432	4.9
Equipment expenses	3,676	3,682	(6)	(0.2)
Marketing	1,983	1,824	159	8.7
Outside data services	3,418	4,183	(765)	(18.3)
FDIC insurance	1,855	1,972	(117)	(5.9)
Amortization of intangible assets	1,384	1,403	(19)	(1.4)
Professional fees	3,093	4,725	(1,632)	(34.5)
Other real estate owned	(394)	589	(983)	(166.9)
Other expenses	8,991	8,331	660	7.9
Total non-interest expense	$82,224	$82,708	$(484)	(0.6)

Non-interest expenses totaled $82.2 million in the first nine months of 2013 compared to $82.7 million in the first nine months of 2012. This decrease in expenses was driven primarily by merger expenses of $2.7 million from the CommerceFirst acquisition in 2012 and the benefit of the recovery of expenses related to the resolution of problem loans.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the first nine months of 2013 due primarily to higher compensation expenses as a result of a larger staff, merit increases and higher incentive compensation. The average number of full-time equivalent employees was 712 in the first nine months of 2013 compared to 680 for the first nine months of 2012.

Occupancy expenses increased for the first nine months of 2013 compared to 2012 due to higher rental expenses from a larger branch network. In addition, grounds maintenance expenses increased in the first nine months of 2013 compared to the first nine months of 2012 due to weather related expenses. Equipment expenses remained level for the first nine months of 2013 compared to the first nine months of 2012.

Marketing expenses increased in 2013 compared to 2012 due to higher advertising expenses.

Outside data services expenses and professional fees decreased in the first nine months of 2013 compared to the prior year period due primarily to merger expenses recognized in the first nine months of 2012 and due to the recovery of legal and other expenses incurred with respect to loan recoveries.

FDIC insurance expense decreased in the first nine months of 2013 compared to the first nine months of 2012 as the
Company’s growth in assets was more than offset by a lower assessment rate due to improving financial ratios.

Other real estate owned expenses decreased compared to the prior year period due to the decline in the number of real estate owned properties and gains on the sales of several properties.

Other non-interest expenses increased in the first nine months of 2013 compared to the prior year period due mainly to increases in various categories of operating expenses.

Income Taxes
The Company had income tax expense of $18.1 million in the first nine months of 2013, compared to $13.1 million in the first nine months of 2012. The resulting effective rates were 34% for the first nine months of 2013 and 33% for the first nine months of 2012. The increase in the effective tax rate in the first nine months of 2013 was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

Results of Operations
For the Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

Net income for the Company for the third quarter of 2013 totaled $12.1 million ($0.48 per diluted share) compared to net income of $11.0 million ($0.44 per diluted share) for the third quarter of 2012.

Net Interest Income
Net interest income for the third quarter of 2013 was $35.3 million compared to $31.8 million for the same period of 2012, an increase of 11%. On a tax-equivalent basis, net interest income increased by 11% for the quarter ended September 30, 2013 to $36.7 million from $33.1 million for the prior year period. Excluding interest recoveries of $3.7 million due to the resolution of previously non-performing commercial real estate loans, net interest income was $31.7 million.    Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 3% in 2013.  Average non-interest-bearing deposits increased 11% in the third quarter of 2013 compared to the third quarter of 2012 while the percentage of average non-interest-bearing deposits to total deposits also increased to 30% for the third quarter of 2013 compared to 27% for the same period in 2012.

Interest Rate Performance
The Company’s net interest margin increased to 3.88% for the third quarter of 2013 compared to 3.67% for the third quarter of 2012 while the net interest spread increased to 3.66% in 2013 compared to 3.42% in 2012. The increase in both the net interest margin and net interest spread was due to the interest recoveries mentioned above. Excluding these recoveries, the net interest margin and net interest spread were 3.49% and 3.28%, respectively. After excluding the interest recoveries, the decrease in the net interest margin was due primarily to the decline in the yield on the higher average balance of interest-earning assets, which more than offset lower rates on interest-bearing deposits and borrowings and higher balances of non-interest-bearing deposits.

Interest Income
The Company's total tax-equivalent interest income increased 7% for the third quarter of 2013 compared to the prior year quarter. Exclusive of the interest recoveries described above, tax-equivalent interest income remained level for the third quarter of 2013 compared to the prior year quarter.  In the third quarter of 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 5% compared to the prior year period. This growth was primarily in the residential mortgage, commercial investor real estate and commercial ADC portfolios. These increases were driven by organic loan growth as the regional economy slowly improved. The yield on average loans and leases increased by 10 basis points due primarily to the interest recoveries mentioned previously. Excluding the effect of the interest recoveries, the yield on average loans and leases decreased 46 basis points. This decline in the portfolio yield was driven primarily by a decrease of 46 basis points in the yield in the combined residential mortgage and construction portfolio together with a decline of 51 basis points in the overall commercial loan portfolio.  The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio. The decrease in yield on the commercial loan portfolio was due to intense competition for quality loans in the prevailing low interest rate environment.

The average yield on total investment securities decreased 2 basis points while the average balance of the portfolio increased 5% for the third quarter of 2013 compared to the third quarter of 2012. The decrease in the yield on investments was due primarily to calls of securities and principal payments on mortgage-backed securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense
Interest expense decreased by $0.8 million or 15% in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of a 15 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit average balances during the third quarter of 2013 compared to the prior year quarter were driven by clients’ continued emphasis on safety and liquidity as average total deposits increased 2% for the quarter compared to the prior year quarter.  This increase was driven by an increase of $138 million or 12% in average non-interest-bearing and interest-bearing checking accounts together with increases of $25 million or 11% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $96 million or 17% in the third quarter of 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates and the run-off of brokered certificates of deposit acquired in the CommerceFirst acquisition in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, average money market accounts decreased $20 million or 2% for the quarter compared to the third quarter of 2012.  The average balance of advances from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $120 million or 30% for the third quarter of 2013 compared to the prior year quarter as the Company took advantage of prevailing low rates on short-term advances. The average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 107 basis points for the third quarter of 2013 compared to the prior year period. This decrease was due to the restructuring of $170 million of such advances into longer term lower rate instruments during the fourth quarter of 2012 and in the first six months of 2013 together with the short-term borrowings at comparatively low rates mentioned above.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Securities gains	$-	$296	$(296)	100.0%
Total other-than-temporary impairment ("OTTI") losses	-	(23)	23	(100.0)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	-	-
Net OTTI recognized in earnings	-	(23)	23	(100.0)
Service charges on deposit accounts	2,171	2,230	(59)	(2.6)
Mortgage banking activities	(26)	1,981	(2,007)	(101.3)
Wealth management income	4,503	3,858	645	16.7
Insurance agency commissions	1,193	1,020	173	17.0
Income from bank owned life insurance	629	660	(31)	(4.7)
Visa check fees	1,077	984	93	9.5
Other income	1,676	1,236	440	35.6
Total non-interest income	$11,223	$12,242	$(1,019)	(8.3)

Total non-interest income was $11.2 million for the third quarter of 2013 compared to $12.2 million for the third quarter of 2012. As shown in the table above, the primary drivers of non-interest income for the third quarter of 2013 were a decrease in income from mortgage banking, which was somewhat offset by increases in wealth management income, insurance agency commissions and other non-interest income.

Income from mortgage banking activities decreased in the third quarter of 2013 compared to the third quarter of 2012 due primarily to lower loan origination volumes, reduced average gains on sales and a decline in accrued gains on mortgage commitments as a result of rising interest rates during the second and third quarter of 2013.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. During the third quarter of 2013, wealth management income increased compared to the prior year quarter due to growth in assets under management. Fees on sales of investment products and services increased for the third quarter of 2013 due to a 12% increase in assets under management and fees on sales of life insurance products. Investment management fees in West Financial Services increased 10% while trust services fees increased 9% compared to the prior year quarter, both of which were due to positive market movements and client additions.  Overall total assets under management increased to $2.5 billion at September 30, 2013 compared to $2.2 billion at September 30, 2012.

Insurance agency commissions increased 17% in the third quarter of 2013 compared to the third quarter of 2012 due primarily to higher revenues on commercial and physicians’ liability lines.  Other non-interest income increased during the quarter compared to the prior year period due mainly to gains on sales and dispositions of loans.

Service charges on deposits decreased in the third quarter of 2013 compared to the third quarter of 2012 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in the third quarter of 2013 compared to the prior year period due to the decline in interest rates paid on such policies.

No net OTTI losses were recognized in earnings in the third quarter of 2013 compared to $23 thousand for the third quarter of 2012.   The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$16,382	$15,476	$906	5.9%
Occupancy expense of premises	3,149	3,106	43	1.4
Equipment expenses	1,200	1,237	(37)	(3.0)
Marketing	713	764	(51)	(6.7)
Outside data services	1,152	1,076	76	7.1
FDIC insurance	678	667	11	1.6
Amortization of intangible assets	462	476	(14)	(2.9)
Professional fees	511	1,282	(771)	(60.1)
Other real estate owned	(150)	174	(324)	(186.2)
Other expenses	2,796	2,909	(113)	(3.9)
Total non-interest expense	$26,893	$27,167	$(274)	(1.0)

Non-interest expenses totaled $26.9 million in the third quarter of 2013 compared to $27.2 million in the third quarter of 2012, a decrease of 1%.

Salaries and employee benefits, the largest component of non-interest expenses, increased in the third quarter of 2013 due primarily to higher compensation expenses as a result of a larger staff, merit increases and increased incentive compensation. The average number of full-time equivalent employees was 722 in the third quarter of 2013 compared to 686 for the third quarter of 2012.

Occupancy, equipment and marketing expenses remained level for the third quarter compared to the prior year quarter.

Outside data services increased compared to the prior year quarter due to an increase in provider costs.

Professional fees decreased in the third quarter of 2013 compared to the prior year period due primarily to the recovery of expenses from the resolution of the problem loan credits mentioned previously.

FDIC insurance expense remained virtually level for the third quarter of 2013 compared to the third quarter of 2012 as the Company’s growth in assets was offset by a lower assessment rate due to improving financial ratios.

Real estate owned expenses decreased compared to the prior year period due the decline in the number of real estate owned properties and due to gains on the sale of properties. Other non-interest expenses also decreased in the third quarter of 2013 due to decreases in several categories other expenses.

Income Taxes
The Company had income tax expense of $6.4 million in the third quarter of 2013, compared to $5.6 million in the third quarter of 2012. The resulting effective rates were 35% for the third quarter of 2013 compared to 34% for the third quarter of 2012. The increase in the effective tax rate for the third quarter of 2013 was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both ratios improved during the third quarter of 2013 compared to the prior year quarter and during the first nine months of 2013 compared to the prior year period. Excluding the effect of the recoveries on two non-performing commercial real estate loans, both ratios improved for the third quarter of 2013 compared to the third quarter of 2012, while both ratios increased for the comparative year-to-date periods.

In addition, the Company uses pre-tax pre-provision pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in the third quarter of 2013 compared to the prior year quarter due primarily to higher net interest income and non-interest income.   Excluding the effect of the recoveries on the two non-performing commercial real estate loans mentioned previously, this metric decreased for the third quarter of 2013 compared to the prior year quarter due to an increase in noninterest expenses.

GAAP and Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Pre-tax pre-provision pre-merger expense income:
Net income	$12,089	$10,990	$34,809	$26,673
Plus non-GAAP adjustment:
Merger expenses	-	136	-	2,708
Income taxes	6,419	5,638	18,058	13,146
Provision for loan and lease losses	1,128	232	(1,670)	2,481
Pre-tax pre-provision pre-merger expense income	$19,636	$16,996	$51,197	$45,008

Efficiency ratio - GAAP basis:
Non-interest expenses	$26,893	$27,167	$82,224	$82,708

Net interest income plus non-interest income	$46,529	$44,027	$133,421	$125,008

Efficiency ratio - GAAP basis	57.80%	61.70%	61.63%	66.16%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$26,893	$27,167	$82,224	$82,708
Less non-GAAP adjustment:
Amortization of intangible assets	462	476	1,384	1,403
Merger expenses	-	136	-	2,708
Non-interest expenses - as adjusted	$26,431	$26,555	$80,840	$78,597

Net interest income plus non-interest income	$46,529	$44,027	$133,421	$125,008
Plus non-GAAP adjustment:
Tax-equivalent income	1,344	1,324	3,967	4,040
Less non-GAAP adjustments:
Securities gains	-	296	118	459
OTTI recognized in earnings	-	(23)	-	(95)
Net interest income plus non-interest income - as adjusted	$47,873	$45,078	$137,270	$128,684

Efficiency ratio - Non-GAAP basis	55.21%	58.91%	58.89%	61.08%

FINANCIAL CONDITION
The Company's total assets were $4.1 billion at September 30, 2013, increasing $98 million or 2% compared to $4.0 billion at December 31, 2012. Interest-earning assets increased $103 million to $3.8 billion at September 30, 2013 compared to December 31, 2012. The increase in interest-earning assets was primarily due to organic growth in the loan portfolio.

Analysis of Loans and Leases
A comparison of loan portfolio at the dates indicated is presented in the following table:

	September 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$595,180	22.4%	$523,364	20.7%	$71,816	13.7%
Residential construction	118,316	4.4	120,314	4.8	(1,998)	(1.7)
Commercial real estate:
Commercial owner occupied real estate	569,350	21.4	571,510	22.6	(2,160)	(0.4)
Commercial investor real estate	518,029	19.5	456,888	18.0	61,141	13.4
Commercial acquisition, development and construction	158,739	6.0	151,933	6.0	6,806	4.5
Commercial Business	332,670	12.5	346,708	13.7	(14,038)	(4.0)
Leases	962	-	3,421	0.1	(2,459)	(71.9)
Consumer	368,764	13.8	356,990	14.1	11,774	3.3
Total loans and leases	$2,662,010	100.0%	$2,531,128	100.0%	$130,882	5.2

Total loans and leases, excluding loans held for sale, increased 5% during the first nine months of 2013 compared to December 31, 2012.  The commercial loan portfolio increased 3% at September 30, 2013 compared to the prior year end largely due to growth in the investor real estate segment of the portfolio which more than offset declines in commercial owner occupied and business loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected an 11% increase at September 30, 2013 compared to December 31, 2012. Permanent residential mortgages, most of which are 1-4 family, increased 14% due primarily to lower prepayments resulting from market conditions and increased originations of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans decreased 2% at September 30, 2013 compared to the balance at December 31, 2012 due to competition in the market and seasonality.

The consumer loan portfolio increased 3% at September 30, 2013 compared to December 31, 2012 due to growth in home equity lines of credit.

Analysis of Investment Securities
The composition of investment securities at the dates indicated is presented in the following table:

	September 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$172,243	16.0%	$156,428	14.6%	$15,815	10.1%
State and municipal	166,866	15.5	174,491	16.3	(7,625)	(4.4)
Mortgage-backed	472,269	43.8	490,479	45.6	(18,210)	(3.7)
Corporate debt	2,005	0.2	1,996	0.2	9	0.5
Trust preferred	1,439	0.1	1,465	0.1	(26)	(1.8)
Marketable equity securities	723	-	723	-	-	-
Total available-for-sale	815,545	75.6	825,582	76.8	(10,037)	(1.2)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,503	6.0	64,498	6.0	5	-
State and municipal	161,231	15.0	150,995	14.1	10,236	6.8
Mortgage-backed	260	-	321	-	(61)	(19.0)
Other equity securities	36,412	3.4	33,636	3.1	2,776	8.3
Total held-to-maturity and other equity	262,406	24.4	249,450	23.2	12,956	5.2
Total securities	$1,077,951	100.0%	$1,075,032	100.0%	$2,919	0.3

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, remained virtually level at $1.1 billion at September 30, 2013 compared to December 31, 2012.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 4.1 years at September 30, 2013 and 3.4 years at December 31, 2012.  This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At September 30, 2013, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.4 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investment Securities in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the nine months ended September 30, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at September 30, 2013.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at September 30, 2013.

Other Earning Assets

Residential mortgage loans held for sale decreased $25 million to $11 million as of September 30, 2013 from $36 million as of December 31, 2012 due to higher market interest rates which reduced mortgage loan origination volumes during the period.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased $6 million to $21 million at September 30, 2013. This decrease was due to activity in the loan and investment portfolios at quarter end.

Deposits
The composition of deposits at the dates indicated is presented in the following table:

	September 30, 2013		December 31, 2012		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$890,319	30.5%	$847,415	29.1%	$42,904	5.1%
Interest-bearing deposits:
Demand	435,458	14.9	428,048	14.7	7,410	1.7
Money market savings	871,360	29.9	884,367	30.4	(13,007)	(1.5)
Regular savings	240,210	8.3	228,384	7.8	11,826	5.2
Time deposits of less than $100,000	272,101	9.3	307,445	10.5	(35,344)	(11.5)
Time deposits of $100,000 or more	207,018	7.1	217,375	7.5	(10,357)	(4.8)
Total interest-bearing deposits	2,026,147	69.5	2,065,619	70.9	(39,472)	(1.9)
Total deposits	$2,916,466	100.0%	$2,913,034	100.0%	$3,432	0.1

Total deposits remained virtually level at September 30, 2013 compared to December 31, 2012. The total of non-interest-bearing and interest-bearing checking accounts increased 4% at September 30, 2013 compared to the prior year end. Regular savings accounts increased 5%, while money market accounts decreased 1% at September 30, 2013.  The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Certificates of deposit decreased 9% compared to the prior year end, as the Company managed its deposit mix to maintain its net interest margin. Total borrowings increased 15% at September 30, 2013 compared to December 31, 2012. This increase was due primarily to the Company’s decision to take advantage of extraordinarily low short-term interest rates to fund loan originations and investment securities purchases with short-term FHLB advances.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first nine months of 2013, total stockholders' equity increased to $494 million at September 30, 2013, from $484 million at December 31, 2012. This increase was due primarily to net income earned during the period which was somewhat offset by dividends and a decrease in unrealized gains on investment securities available for sale. The ratio of average equity to average assets was 12.19% for the first nine months of 2013 as compared to 12.31% for the first nine months of 2012.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2013	December 31, 2012	Requirements
Total Capital to risk-weighted assets	15.70%	15.40%	8.00%

Tier 1 Capital to risk-weighted assets	14.45%	14.15%	4.00%

Tier 1 Leverage	11.29%	10.98%	3.00%

Tier 1 capital of $446.3 million and total qualifying capital of $485.0 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of September 30, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.  The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2013	December 31,2012
Tangible common equity ratio:
Total stockholders' equity	$493,882	$483,512
Accumulated other comprehensive income (loss)	2,892	(11,312)
Goodwill	(84,171)	(84,808)
Other intangible assets, net	(1,792)	(3,163)
Tangible common equity	$410,811	$384,229

Total assets	$4,052,969	$3,955,206
Goodwill	(84,171)	(84,808)
Other intangible assets, net	(1,792)	(3,163)
Tangible assets	$3,967,006	$3,867,235

Tangible common equity ratio	10.36%	9.94%

Tangible book value per share	$16.44	$15.43

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

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased 34% to $38 million at September 30, 2013 compared to the balance at December 31, 2012. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the current slow and uneven economic recovery on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology discussed above. The provision for loan and lease losses was a credit of $1.7 million in the first nine months of 2013 compared to a charge of $2.5 million in the first nine months of 2012.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans and recoveries of $ 3.2 million in the third quarter of 2013 on commercial real estate credits, served to reduce the overall provision for the period.

Substantially all of the fixed-rate residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of nine to eighteen months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period.  Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases. Given its lack of history as to losses of this type, the Company believes that this reserve is adequate.

Allowance for Loan and Lease Losses

During the first nine months of 2013, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.

At September 30, 2013, total non-performing loans and leases were $38.3 million, or 1.44% of total loans and leases, compared to $57.9 million, or 2.29% of total loans and leases, at December 31, 2012. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period.  The allowance represented 103% of non-performing loans and leases at September 30, 2013 as compared to 74% at December 31, 2012. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned above. The allowance for loan and lease losses as a percent of total loans and leases was 1.48% at September 30, 2013 as compared to 1.70% at December 31, 2012. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at September 30, 2013 compared to the prior year end.

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

The balance of impaired loans was $31.1 million, with specific allowances of $4.2 million against those loans at September 30, 2013, as compared to $48.8 million with allowances of $5.1 million, at December 31, 2012.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at September 30, 2013 compared to 74% at December 31, 2012.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2013	December 31, 2012
Analysis of Allowance for Loan Losses:
Balance, January 1	$42,957	$49,426
Provision (credit) for loan and lease losses	(1,670)	3,649
Charge-offs:
Commercial business	(2,405)	(1,022)
Commercial real estate:
Commercial acquisition, development and construction	-	(3,281)
Commercial investor real estate	(4,744)	(3,690)
Commercial owner occupied real estate	(229)	(1,174)
Leasing	-	(8)
Consumer	(1,327)	(1,298)
Residential real estate:
Residential mortgage	(829)	(2,107)
Residential construction	(105)	(224)
Total charge-offs	(9,639)	(12,804)
Recoveries:
Commercial business	692	1,548
Commercial real estate:
Commercial acquisition, development and construction	3,080	528
Commercial investor real estate	3,347	97
Commercial owner occupied real estate	332	38
Leasing	10	23
Consumer	160	227
Residential real estate:
Residential mortgage	144	213
Residential construction	9	12
Total recoveries	7,774	2,686
Net charge-offs	(1,865)	(10,118)
Balance at end of period	$39,422	$42,957

Allowance for loan losses to loans	1.48%	1.70%
Annualized net charge-offs to average loans and leases	0.10%	0.42%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$-	$24
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	209
Leasing	-	-
Consumer	10	14
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	10	247
Non-accrual loans and leases:
Commercial business	4,050	4,611
Commercial real estate:
Commercial AD&C	5,086	6,332
Commercial investor real estate	6,877	11,843
Commercial owner occupied real estate	4,202	13,681
Leasing	-	865
Consumer	2,004	2,410
Residential real estate:
Residential mortgage	5,643	4,681
Residential construction	2,327	3,125
Total non-accrual loans and lease	30,189	47,548
Total restructured loans - accruing	8,054	10,110
Total non-performing loans and leases	38,253	57,905
Other assets and real estate owned (OREO)	1,662	5,926
Total non-performing assets	$39,915	$63,831

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2013	(4.29)%	(1.87)%	(0.24)%	(0.26)%	N/A	N/A	N/A	N/A
December 31, 2012	(1.02)%	0.56%	1.26%	0.51%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased from December 31, 2012 at all rising interest rate shock scenarios. All measures remained well within prescribed policy limits.

The increase in the risk position with respect to net interest income from December 31, 2012 to September 30, 2013 was the result of the impact of longer durations on securities, a decline in the securities that reprice within one year, an increase in fixed rated loans and the increase in short-term FHLB borrowings of $115 million which resulted in a significant increase in interest expenses in all rising shock bands.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2013	(13.11)%	(6.45)%	(3.17)%	(0.97)%	N/A	N/A	N/A	N/A
December 31, 2012	(0.39)%	1.87%	3.29%	2.65%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2012 in all rising shock scenarios. The significant negative impact in EVE was driven by longer durations on securities, an increase in fixed rate loans and higher market rates coupled with shorter durations on FHLB Advances.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2013.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 00% of total interest-earning assets at September 30, 2013. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2013, show short-term investments exceeding short-term borrowings by $28 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $789 million was available for borrowing based on pledged collateral, with $520 million borrowed against it as of September 30, 2013. The line of credit at the Federal Reserve totaled $372 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2013.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at September 30, 2013, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2013. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2013.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2013, the Bank could have declared a dividend of $63 million to Bancorp. At September 30, 2013, Bancorp had liquid assets of $11 million.

Arrangements to fund credit products or guarantee financing take the form of loans commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Commercial	$197,203	$186,014
Real estate-development and construction	102,339	79,480
Real estate-residential mortgage	17,484	56,445
Lines of credit, principally home equity and business lines	711,598	667,186
Standby letters of credit	81,119	72,008
Total Commitments to extend credit and available credit lines	$1,109,743	$1,061,133

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a stock repurchase program in August 2011 that permits the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  There were no repurchase transactions executed during the nine months ended September 30, 2013.

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
Exhibit 101
The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: November 8, 2013

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 8, 2013

