Form 10-K
period 2013-12-31
SANDY SPRING BANCORP INC
filed 2014-03-14
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
Large accelerated filer   ☐    Accelerated filer  ☒   Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes       ☒  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter was approximately $528 million, based on the closing sales price of $21.62 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 3, 2014.
Common stock, $1.00 par value – 25,001,788 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2014 (the "Proxy Statement").

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

With $4.1 billion in assets, the Company is the largest publicly traded banking company headquartered and operating in Maryland.  Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank also offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview
Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland and Northern Virginia.  The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. The creation of the United States Cyber Command in Ft. Meade, Maryland together with a strategic location between two of the country’s leading ports-the Port of Baltimore and the Port of Virginia, has created new opportunities for growth in a variety of areas, including logistics and transportation.

Over the last several years, the unemployment rate in the region has remained well below the national average and, with the end of the recent recession, this difference has become even more pronounced. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and seven of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

While the local economy continues to slowly recover from the impact of the recent recession, management believes the regional economy has turned around and will continue to experience further recovery and expansion, which will present growth opportunities for the Company.

Loan and Lease Products
The Company currently offers a complete menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 44 of this report.

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

Included in commercial loans are credits directly originated by the Company and syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2013, the Company had $16.6 million in SNC purchases outstanding and no SNC sold outstanding. During 2013, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2013, other financial institutions had $32.6 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $15.2 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

The Company's commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial health and the ability of the borrower and the business to repay. The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than three years.  While loan amortizations may be approved for up to 300 months, each loan generally has a call provision (maturity date) of five years or less.

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

Acquisition, development and construction loans (“ADC loans”) to residential builders are generally made for the construction of residential homes for which a binding sales contract exists and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company.  Loans for the development of residential land are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, which is typically a minimum of eighteen months to three years.

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

Consumer Loans
Consumer lending continues to be important to the Company’s full-service, community banking business.  This category of loans includes primarily home equity loans and lines, installment loans and personal lines of credit.

The home equity category consists mainly of revolving lines of credit to consumers that are secured by residential real estate. Home equity lines of credit and other home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. While home equity loans have maximum terms of up to twenty years and interest rates are generally fixed, home equity lines of credit have maximum terms of up to ten years for draws and thirty years for repayment, and interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Purchase money second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. These loans generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, re-pricing every five years thereafter at a predetermined spread to the prime rate of interest. Home equity lines are generally governed by the same lending policies and subject to credit risk as described for residential real estate loans.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates.  Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of unsecured loans usually does not exceed $50 thousand and have a term of no longer than 36 months.

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

Treasury Activities
The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U.S. Treasury and Agency securities, U.S Agency mortgage-backed securities (“MBS”), U.S. Agency Collateralized Mortgage Obligations (“CMO”), municipal bonds and, to a minimal extent, trust preferred securities and corporate bonds. Treasury strategies and activities are overseen by the Credit and Investment Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed monthly with the Company’s board of directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.9 years of the investment portfolio together with the types of investments (99% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

Borrowing Activities
Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings and retail repurchase agreements. FHLB borrowings typically carry rates approximating the LIBOR rate for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

Employees
The Company and its subsidiaries employed 725 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2013. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Sandy Spring Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates currently range from 2-1/2 to 45 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  Deposit insurance assessments are based on total assets less tangible equity.  The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset. All remaining prepaid assets were repaid to financial institutions in the second quarter of 2013. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2013 and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2013, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 11-Subordinated Debentures,” and "Note 23 – Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011.  On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule begin to phase in on January 1, 2015 for the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement); (3) a total risk-based capital ratio of 8% (unchanged from current requirements); and (4) a leverage ratio of 4%.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Supervision and Regulation of Mortgage Banking Operations
The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA") and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, Fannie Mae, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Regulatory Restructuring Legislation
The Dodd-Frank Act, enacted in 2010, implements significant changes to the regulation of depository institutions.  The Dodd-Frank Act provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and to be subject to the primary enforcement authority of, their primary federal regulator.  In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management. Based on recent guidance issued by the applicable federal agencies, the Bank has determined that the trust preferred securities currently held in the investment portfolio are not required to be divested under the provisions of section 619 of the Dodd-Frank Act (the “Volcker Rule”).  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Executive Officers
The following listing sets forth the name, age (as of February 28, 2014), principal position and recent business experience of each executive officer:

R. Louis Caceres, 51, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 61, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 55, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda McDowell, 49, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 50, became Executive Vice President for Commercial and Retail Banking on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking. Additionally, on January 1, 2008, he became president of the Northern Virginia Market. Prior to joining the Bank, Mr. O'Brien was an Executive Vice President and senior lender for a local banking institution.

John D. Sadowski, 50, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 49, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

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
The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  The national economy recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved and real estate prices have rebounded, the economy remains weak and consumer confidence is shaky.  Continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

The geographic concentration of our operations makes the Company susceptible to downturns in local economic conditions.
The Company’s commercial and commercial real estate lending operations are concentrated in Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George’s counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Company’s success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could limit growth in loans and deposits, impair the Company’s ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect performance and financial condition. Declines in real estate values could cause some of the residential and commercial real estate loans to be inadequately collateralized, which would expose the Company to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral.

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
At December 31, 2013, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans and other real estate owned, totaled $41.4 million, or 1.01%, of total assets, compared to non-performing assets of $63.8 million, or 1.61% of total assets at December 31, 2012. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan and lease losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A further downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that non-performing loans will not experience an increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Changes in interest rates may adversely affect earnings and financial condition.
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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2013, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 1.63% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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
At December 31, 2013, goodwill totaled $84.2 million.  Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2013.

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
The market price for the Company’s common stock has fluctuated, ranging between $18.66 and $29.45 per share during the 12 months ended December 31, 2013. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.
On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to Sandy Spring Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2013, Sandy Spring Bank owned 13 of its 49 full-service community banking centers and leased the remaining banking centers. See Note 7 – Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At March 1, 2014 there were 2,373 holders of record of the Company’s common stock.

Transfer Agent and Registrar
Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

Dividends
The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common dividends totaling $16.1 million in 2013, $11.9 million in 2012 and $8.3 million in 2011. Dividends have increased from 2011 through 2013 due to the Company’s improved operating results.

Share Transactions with Employees
Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 24,849 in 2013 and 30,795 in 2012, while issuances pursuant to exercises of stock options and grants of restricted stock were 59,780 and 50,418 in the respective years.  No shares were issued under the director stock purchase plan in 2013 as compared to 1,083 shares issued in 2012.

Quarterly Stock Information
The following table provides stock price activity and dividend payment information for the periods indicated:

	2013			2012
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$18.66	$20.63	$0.14	$17.01	$19.87	$0.10
2nd	$18.72	$22.50	0.16	$16.66	$18.74	0.12
3rd	$21.57	$26.82	0.16	$17.58	$19.85	0.12
4th	$22.91	$29.45	0.18	$16.75	$19.81	0.14
Total			$0.64			$0.48

Issuer Purchases of Equity Securities
The Company re-approved the stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  No shares were repurchased during 2013 or 2012 under the re-approved or previously existing programs.

Total Return Comparison
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2007, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2008, in the common stock and the securities included in the indexes.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Sandy Spring Bancorp, Inc.	100.00	41.88	87.04	84.53	95.99	143.36
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SASR Peer Group Index*	100.00	67.70	89.46	74.49	88.03	120.31

*The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion.  The companies included in this index are:  Bancorp, Inc. (DE); BNC Bancorp (NC); Bryn Mawr Bank Corporation (PA); Cardinal Financial Corporation (VA); City Holding Company (WV); CommunityOne Bancorp (NC); Customers Bancorp, Inc. (PA);  Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); First Financial Bancorp (OH); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); S&T Bancorp, Inc. (PA); Sun Bancorp, Inc. (NJ); Towne Bank (VA); TriState Capital Holdings, Inc. (PA); Union First Market Bankshares Corporation (VA); Univest Company of Pennsylvania (PA); VantageSouth Bancshares, Inc. (NC); Virginia Commerce Bancorp, Inc. (VA) and WesBanco, Inc. (WV). Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans
The following table presents disclosures regarding equity compensation plans in existence at December 31, 2013, consisting only of the 1999 Stock Option Plan (expired but with outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, each of which was approved by the shareholders.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders	310,950	$25.28	1,055,661
Equity compensation plans not approved by security holders	-	-	-
Total	310,950	$25.28	1,055,661

Item 6.  Selected Financial Data
Consolidated Summary of Financial Results

(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Results of Operations:
Tax-equivalent interest income	$154,639	$149,244	$145,072	$153,185	$160,069
Interest expense	19,433	22,651	26,524	32,742	51,522
Tax-equivalent net interest income	135,206	126,593	118,548	120,443	108,547
Tax-equivalent adjustment	5,292	5,374	5,602	4,836	4,839
Provision (credit) for loan and lease losses	(1,084)	3,649	1,428	25,908	76,762
Net interest income after provision (credit) for loan and lease losses	130,998	117,570	111,518	89,699	26,946
Non-interest income	47,511	46,956	43,500	43,782	43,356
Non-interest expenses	111,524	109,927	105,071	100,912	101,154
Income (loss) before taxes	66,985	54,599	49,947	32,569	(30,852)
Income tax expense (benefit)	22,563	18,045	15,845	9,049	(15,997)
Net income (loss)	44,422	36,554	34,102	23,520	(14,855)
Net income (loss) available to common stockholders	44,422	36,554	34,102	17,371	(19,665)

Per Share Data:
Net income (loss) - basic per share	$1.78	$1.49	$1.42	$1.05	$(0.90)
Net income (loss) - basic per common share	1.78	1.49	1.42	0.78	(1.20)
Net income (loss) -diluted per share	1.77	1.48	1.41	1.05	(0.90)
Net income (loss) - diluted per common share	1.77	1.48	1.41	0.78	(1.20)
Dividends declared per common share	0.64	0.48	0.34	0.04	0.37
Book value per common share	19.98	19.41	18.52	16.95	17.80
Dividends declared to diluted net income per common share	36.16%	32.43%	24.11%	5.13%	n/m %

Period End Balances:
Assets	$4,106,100	$3,955,206	$3,711,370	$3,519,388	$3,630,478
Investment securities	1,016,609	1,075,032	1,164,699	1,042,943	1,023,799
Loans and leases	2,784,266	2,531,128	2,239,692	2,156,232	2,298,010
Deposits	2,877,225	2,913,034	2,656,520	2,549,872	2,696,842
Borrowings	703,842	526,987	584,021	537,001	535,646
Stockholders’ equity	499,363	483,512	446,109	407,569	373,586

Average Balances:
Assets	$4,007,411	$3,780,084	$3,581,566	$3,612,988	$3,557,234
Investment securities	1,063,247	1,062,377	1,129,981	1,039,126	824,802
Loans and leases	2,642,872	2,415,459	2,161,759	2,236,885	2,416,470
Deposits	2,889,875	2,777,098	2,614,220	2,611,009	2,599,284
Borrowings	595,842	510,704	518,784	534,629	535,272
Stockholders’ equity	487,836	465,719	422,681	441,195	389,221

Performance Ratios:
Return on average assets	1.11%	0.97%	0.95%	0.48%	(0.55)%
Return on average common equity	9.11	7.85	8.07	4.56	(6.35)
Yield on average interest-earning assets	4.15	4.24	4.37	4.58	4.85
Rate on average interest-bearing liabilities	0.74	0.89	1.06	1.27	1.97
Net interest spread	3.41	3.35	3.31	3.31	2.88
Net interest margin	3.63	3.60	3.57	3.60	3.29
Efficiency ratio – GAAP (1)	62.86	65.36	67.16	63.31	68.78
Efficiency ratio – Non-GAAP (1)	60.06	60.94	63.75	60.36	64.37

Capital Ratios:
Tier 1 leverage	11.32%	10.98%	10.84%	10.30%	9.09%
Tier 1 capital to risk-weighted assets	14.42	14.15	14.57	14.11	12.01
Total regulatory capital to risk-weighted assets	15.65	15.40	15.83	15.37	13.27
Tangible common equity to tangible assets - Non-GAAP (2)	10.37	9.94	9.68	9.51	5.95
Average equity to average assets	12.17	12.32	11.80	12.21	10.94

Credit Quality Ratios:
Allowance for loan losses to loans and leases	1.39%	1.70%	2.21%	2.88%	2.81%
Non-performing loans to total loans	1.44	2.29	3.53	4.08	5.82
Non-performing assets to total assets	1.01	1.61	2.25	2.78	3.89
Net charge-offs to average loans and leases	0.12	0.42	0.66	1.27	2.61

(1)	See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”
(2)	See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2013 totaled $44.4 million ($1.77 per diluted share), compared to net income of $36.6 million ($1.48 per diluted share) for the prior year. These results reflect the following events:

•	Net interest income increased 7% in 2013 compared to 2012. This increase was due primarily to growth in average interest-earning assets, largely resulting from higher-earning commercial loans added due to organic loan growth. Combined with an improved deposit mix, these factors more than offset lower overall earning asset yields.
•	Total loans at December 31, 2013 increased 10% compared to the balance at December 31, 2012. This improvement was driven primarily by the growth in commercial loans.
•	The provision for loan and lease losses was a credit of $1.1 million for 2013 compared to a charge of $3.6 million for 2012. The resolution of non-performing loans and reduced migration of existing loans into non-performing status resulted in a decrease in the provision for 2013.Non-interest income increased $0.5 million or 1% for 2013 compared to 2012 due largely to growth in wealth management income, insurance agency commissions and other non-interest income which were substantially offset by a decrease in mortgage banking activities due to a lower volume of refinancing activity.

In 2013, the Mid-Atlantic region in which the Company operates continued to show slow but steady economic improvement. Concerns over a struggling national economy and a continued high unemployment rate at year-end continued to impede both the regional and national economic outlook.  While the housing markets have improved, this sector is still significantly below levels experienced in prior economic recoveries due in part to higher long-term interest rates.  The positive trends in housing and consumer spending have been offset by concerns over the possible effect of the Affordable Care Act and stubbornly high unemployment, which have caused uncertainty on the part of both large and small businesses and has thus limited economic expansion. The financial stability of the European Union continues to be an underlying volatility factor. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin increased to 3.63% in 2013 compared to 3.60% for 2012. During 2013, loan growth together with interest recoveries from the resolution of previously non-performing commercial real estate loans served to offset the effect of lower rates on average interest-earning assets. Excluding the interest recoveries mentioned above, the net interest margin was 3.53% for 2013. Average loans increased 9%, compared to the prior year, while average total deposits increased 4% compared to 2012.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $41.4 million at December 31, 2013 from $63.8 million at December 31, 2012. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into non-performing status, particularly in the commercial real estate portfolio. Non-performing assets represented 1.01% of total assets at December 31, 2013 compared to 1.61% at December 31, 2012.  The ratio of net charge-offs to average loans and leases was 0.12% for 2013, compared to 0.42% for the prior year.

At December 31, 2013, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 8% to $16.68 from $15.43 at December 31, 2012.

Total assets at December 31, 2013 increased 4% compared to December 31, 2012. Loan balances increased 10% compared to the prior year end due primarily to increases of 16% in residential mortgage and construction loans, 9% in commercial loans and 5% in consumer loans. The growth in commercial loans was primarily due to growth of 21% in commercial investor real estate loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, decreased 1% compared to balances at December 31, 2012. The decrease in customer funding sources was driven primarily by decreases of 11% in certificates of deposit and 2% in money market accounts.   These decreases were somewhat offset by a combined increase of 2% in interest-bearing and noninterest-bearing checking accounts and an increase of 7% in regular savings accounts. The Company continued to manage its net interest margin, primarily by reducing rates on certificates of deposit and by utilizing short-term FHLB borrowings during this extended period of historically low interest rates.  During the same period, stockholders’ equity increased to $499 million due to net income in 2013.

Net interest income increased by $8.7 million, or 7% compared to the prior year. The effects of a 15 basis point decrease in the cost of interest-bearing liabilities, growth of 15% in average noninterest-bearing deposits, 6% growth in average interest-earning assets and a 35% decrease in non-performing assets more than offset a decline of 9 basis points in the yield on average interest-earning assets.

Non-interest income increased 1% in 2013 compared to 2012. Wealth management income increased 10% over the prior year due to growth in assets under management and market conditions. Insurance agency commissions increased 7% due to growth in commissions on physicians’ liability and commercial lines.  In addition, other non-interest income increased 42% over the prior year due to sales and dispositions of loans and fixed assets and a non-recurring legal settlement. These increases were largely offset by a 49% decrease in income from mortgage banking activities due to lower volumes from refinancing activity in the current year. Service charges on deposits decreased 4% due to lower overdraft fees.

Non-interest expenses increased 1% in 2013 compared to the prior year due primarily to higher salaries and benefits expenses due to additional staff and higher sales incentive compensation. Occupancy expenses also increased due to the recognition of expenses for the planned 2014 closing of three branches. These increases were somewhat offset by an 11% decrease in FDIC insurance expense due primarily to improved financial ratios compared to 2012.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments.  Certain policies inherently rely to a greater extent on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary for assets and liabilities that are required to be recorded at fair value.  A decline in the value of assets required to be recorded at fair value will warrant an impairment write-down or valuation allowance to be established.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.  Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Allowance for loan and lease losses;
•	Goodwill and other intangible asset impairment;
•	Accounting for income taxes;
•	Fair value measurements;
•	Defined benefit pension plan.

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

The general allowance comprised 92% of the total allowance at December 31, 2013 and 88% at December 31, 2012. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on fair value of the collateral less costs to sell the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:

•	the borrower’s overall financial condition;
•	resources and payment record;
•	demonstrated or documented support available from financial guarantors; and
•	the adequacy of collateral value and the ultimate realization of that value at liquidation.

At December 31, 2013, the specific allowance accounted for 8% of the total allowance as compared to 12% at December 31, 2012.  The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described on the previous page, of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking and Investment Management segments. At September 30, 2013 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Consolidated Average Balances, Yields and Rates

	Year Ended December 31,
	2013			2012			2011
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$591,068	$21,385	3.62%	$503,963	$21,281	4.22%	$457,886	$21,971	4.80%
Residential construction loans	121,488	4,331	3.57	125,295	4,581	3.66	89,823	3,410	3.80
Commercial ADC loans	156,115	9,596	6.15	147,881	7,721	5.22	149,571	6,819	4.56
Commercial investor real estate loans	495,562	27,901	5.63	421,505	23,167	5.50	349,447	20,213	5.78
Commercial owner occupied real estate loans	569,065	29,696	5.36	554,397	30,236	5.45	511,692	30,197	5.90
Commercial business loans	343,554	17,807	5.07	299,462	16,511	5.51	229,825	11,344	4.94
Leasing	1,525	102	6.70	5,117	326	6.36	10,505	707	6.73
Consumer loans	364,495	12,491	3.45	357,839	12,592	3.52	363,010	13,271	3.68
Total loans and leases (3)	2,642,872	123,309	4.69	2,415,459	116,415	4.82	2,161,759	107,932	5.00
Taxable securities	761,713	18,133	2.38	774,030	19,254	2.49	885,023	23,471	2.65
Tax-exempt securities (4)	301,534	13,112	4.35	288,347	13,463	4.67	244,958	13,590	5.55
Interest-bearing deposits with banks	33,261	84	0.25	42,668	111	0.26	30,270	77	0.25
Federal funds sold	475	1	0.22	724	1	0.18	1,337	2	0.14
Total interest-earning assets	3,739,855	154,639	4.15	3,521,228	149,244	4.24	3,323,347	145,072	4.37

Less: allowance for loan and lease losses	(41,606)			(46,260)			(56,770)
Cash and due from banks	45,836			46,588			45,721
Premises and equipment, net	47,244			48,875			49,047
Other assets	216,082			209,653			220,221
Total assets	$4,007,411			$3,780,084			$3,581,566

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$438,183	373	0.09%	$385,004	344	0.09%	$340,110	364	0.11%
Regular savings deposits	238,818	204	0.09	212,659	199	0.09	184,050	183	0.10
Money market savings deposits	879,588	1,414	0.16	877,546	1,943	0.22	859,608	3,547	0.41
Time deposits	490,278	3,448	0.70	566,658	4,871	0.86	611,192	6,908	1.13
Total interest-bearing deposits	2,046,867	5,439	0.27	2,041,867	7,357	0.36	1,994,960	11,002	0.55
Other borrowings	60,249	163	0.27	70,477	204	0.29	78,207	212	0.27
Advances from FHLB	500,593	12,936	2.58	405,227	14,131	3.49	405,577	14,397	3.55
Subordinated debentures	35,000	895	2.56	35,000	959	2.74	35,000	913	2.61
Total interest-bearing liabilities	2,642,709	19,433	0.74	2,552,571	22,651	0.89	2,513,744	26,524	1.06

Noninterest-bearing demand deposits	843,008			735,231			619,260
Other liabilities	33,858			26,563			25,881
Stockholders' equity	487,836			465,719			422,681
Total liabilities and stockholders' equity	$4,007,411			$3,780,084			$3,581,566

Net interest income and spread		$135,206	3.41%		$126,593	3.35%		$118,548	3.31%
Less: tax-equivalent adjustment		5,292			5,374			5,602
Net interest income		$129,914			$121,219			$112,946

Interest income/earning assets			4.15%			4.24%			4.37%
Interest expense/earning assets			0.52			0.64			0.80
Net interest margin			3.63%			3.60%			3.57%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2013, 2012 and 2011. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.3 million, $5.4 million and $5.6 million in 2013, 2012 and 2011, respectively.
(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

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

2013 vs. 2012
Net interest income for 2013 was $129.9 million compared to $121.2 million for 2012. On a tax-equivalent basis, net interest income for 2013 was $135.2 million compared to $126.6 million for 2012, an increase of 7%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.63% for 2013 compared to 3.60% for 2012.  Average interest-earning assets increased by 6% while average interest-bearing liabilities increased 4% in 2013.  Average noninterest-bearing deposits increased 15% in 2013 while the percentage of average noninterest-bearing deposits to total deposits also increased to 29% for 2013 compared to 26% for 2012.

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

Effect of Volume and Rate Changes on Net Interest Income
The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2013 vs. 2012			2012 vs. 2011
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$6,894	$10,191	$(3,297)	$8,483	$12,454	$(3,971)
Securities	(1,472)	27	(1,499)	(4,344)	(2,156)	(2,188)
Other earning assets	(27)	(24)	(3)	33	29	4
Total interest income	5,395	10,194	(4,799)	4,172	10,327	(6,155)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	29	48	(19)	(20)	50	(70)
Regular savings deposits	5	17	(12)	16	28	(12)
Money market savings deposits	(529)	4	(533)	(1,604)	71	(1,675)
Time deposits	(1,423)	(605)	(818)	(2,037)	(475)	(1,562)
Total borrowings	(1,300)	2,316	(3,616)	(228)	(242)	14
Total interest expense	(3,218)	1,780	(4,998)	(3,873)	(568)	(3,305)
Net interest income	$8,613	$8,414	$199	$8,045	$10,895	$(2,850)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2013 vs. 2012
The Company's total tax-equivalent interest income increased 4% for 2013 compared to the prior year. The previous table shows that, in 2013, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income. During 2013, the Company experienced interest recoveries of $3.7 million from the resolution of two previously non-performing commercial real estate loans. Excluding such interest recoveries, total tax-equivalent interest income increased 1% for 2013 compared to the prior year.

In 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 9% compared to the prior year. This growth was primarily in the commercial investor real estate, commercial business and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 13 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 50 basis points in the yield in the residential mortgage portfolio together with a decrease of 7 basis points in the yield on the overall consumer loan portfolio, while the yield on the commercial loan portfolio remained level.  The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 14 basis points while the average balance of the portfolio remained virtually level in 2013 compared to 2012. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

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

The average yield on total investment securities decreased 20 basis points while the average balance of the portfolio decreased 6% or $68 million in 2012 compared to 2011. The decline in investments was necessary to fund growth in the loan portfolio and the CommerceFirst acquisition in the second quarter of 2012. The decrease in the yield on investments was due primarily to calls and maturities of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

2013 vs. 2012
Interest expense decreased by $3.2 million or 14% in 2013 compared to 2012, primarily as a result of a 15 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during 2013 continued to be driven by clients’ emphasis on safety and liquidity as average total deposits increased 4% for the year compared to the prior year.  This increase was primarily due to increases of $161 million or 14% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $26 million or 12% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $76 million or 13% in 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 91 basis points for 2013 compared to 2012 due to the restructuring of $170 million of such advances into longer term, lower rate instruments during the fourth quarter of 2012 and the first half of 2013 and due to an increase in short-term advances to take advantage of current low interest rates. Average balances of money market accounts remained essentially level in 2013 compared 2012 as clients maintained liquidity as mentioned above.

2012 vs. 2011
Interest expense decreased by $3.9 million or 15% in 2012 compared to 2011, primarily as a result of a 17 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during 2012 was driven by the CommerceFirst acquisition and by clients’ emphasis on safety and liquidity as average total deposits increased 6% for the year compared to the prior year.  This increase was driven by increases of $161 million or 17% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $29 million or 16% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $45 million or 7% in 2012 compared to 2011. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. This largely offset the growth in the certificates of deposit from the CommerceFirst acquisition. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 6 basis points for 2012 compared to 2011 due primarily to the restructuring of $120 million of such advances into longer term, lower rate instruments during the fourth quarter of 2012 and first half of 2013. Average balances of money market accounts increased 2% in 2012 compared 2011 as clients maintained liquidity as mentioned above.

Interest Rate Performance

2013 vs. 2012
The Company’s net interest margin increased to 3.63% for 2013 compared to 3.60% for 2012 while the net interest spread increased to 3.41% in 2013 compared to 3.35% in 2012. The increase in both the net interest margin and net interest spread was due in part, to the interest recoveries on previously non-performing loans previously mentioned. Excluding these recoveries, the net interest margin and net interest spread were 3.53% and 3.31%, respectively.  Excluding the interest recoveries, the decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets exceeding the benefit of the decline in rates on interest-bearing deposits and borrowings.

2012 vs. 2011
The Company’s net interest margin increased to 3.60% for 2012 compared to 3.57% in 2011 while the net interest spread increased to 3.35% in 2012 compared to 3.31% in 2011. The increase in the net interest margin was due primarily to the combination of increased average loan balances, lower rates on money market and time deposits and higher balances of noninterest-bearing deposits.

Non-interest Income
Non-interest income amounts and trends are presented in the following table for the years indicated:

				2013/2012	2013/2012	2012/2011	2012/2011
(Dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Securities gains	$115	$459	$292	$(344)	(74.9)%	$167	57.2%
Total other-than-temporary impairment ("OTTI") losses	-	(109)	(178)	109	(100.0)	69	(38.8)
Portion of OTTI losses recognized in other comprehensive income before taxes	-	-	18	-	-	(18)	(100.0)
Net OTTI recognized in earnings	-	(109)	(160)	109	(100.0)	51	(31.9)
Service charges on deposit accounts	8,533	8,910	9,527	(377)	(4.2)	(617)	(6.5)
Mortgage banking activities	3,094	6,032	3,228	(2,938)	(48.7)	2,804	86.9
Wealth management income	17,585	15,949	15,646	1,636	10.3	303	1.9
Insurance agency commissions	4,821	4,490	4,650	331	7.4	(160)	(3.4)
Income from bank owned life insurance	2,499	2,616	2,636	(117)	(4.5)	(20)	(0.8)
Visa check fees	4,165	3,887	3,637	278	7.2	250	6.9
Letter of credit fees	881	992	1,123	(111)	(11.2)	(131)	(11.7)
Extension fees	558	590	406	(32)	(5.4)	184	45.3
Other income	5,260	3,140	2,515	2,120	67.5	625	24.9
Total non-interest income	$47,511	$46,956	$43,500	$555	1.2	$3,456	7.9

2013 vs. 2012
Total non-interest income was $47.5 million for 2013 compared to $47.0 million for 2012. The primary drivers of non-interest income for 2013 were increases in wealth management income, income from insurance agency commissions and other non-interest income, which were largely offset by a substantial decline in mortgage banking income.
Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 8% compared to the prior year, due to an increase in assets under management.  Investment management fees in West Financial Services increased 12% for 2013 compared to 2012, also due to higher assets under management.  Fees on sales of investment products and services increased 12% for the year, also due to an increase in assets under management. Overall total assets under management increased to $2.5 billion at December 31, 2013 compared to $2.2 billion at December 31, 2012 as a result of positive market movements and additions from new and existing clients.

Income from mortgage banking activities decreased in 2013 compared to 2012 due primarily to the increase in interest rates during 2013, which significantly reduced loan origination volumes from refinancing activity.

Insurance agency commissions increased in 2013 compared to 2012 due primarily to higher revenues on commercial and physicians’ liability lines.

Other non-interest income increased during the current year compared to the prior year due mainly to gains on sales and dispositions of loans and fixed assets, a non-recurring legal settlement and recovery of fees on non-performing loans mentioned previously.

Service charges on deposits decreased in 2013 compared to 2012 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in 2013 compared to the prior year due to the decline in the interest rates paid on these policies. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  Investments totaled $86.2 million at December 31, 2013 and $83.7 million at December 31, 2012 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.90% for 2013 compared to 5.29% for the prior year.

No net OTTI losses were recognized in earnings in 2013 compared to $109 thousand for the prior year.  The Company recognized net securities gains, exclusive of net OTTI losses which resulted primarily from securities calls during the period.

2012 vs. 2011
Total non-interest income was $47.0 million for 2012 compared to $43.5 million for 2011. As shown on the previous table, the primary drivers of non-interest income for 2012 were increases in income from mortgage banking activities due primarily to higher loan origination volumes due to both increased refinancing activity and steadily declining rates and other non-interest income due to gains on sales of property and equipment and vendor incentive fees. During 2012, wealth management income increased 2% compared to the prior year due to increased assets under management resulting from market activity and the addition of new clients. Income from Visa check fees increased for 2012 compared to the prior year due to a higher volume of electronic transactions. These increases were somewhat offset by decreases in service charges on deposits due primarily to a decline in overdraft fees and a decrease in insurance agency commissions due to lower commercial property and casualty revenues.

Non-interest Expense
Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2013/2012	2013/2012	2012/2011	2012/2011
(Dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$65,598	$62,509	$59,625	$3,089	4.9%	$2,884	4.8%
Occupancy expense of premises	13,171	12,010	11,519	1,161	9.7	491	4.3
Equipment expenses	4,940	4,871	4,705	69	1.4	166	3.5
Marketing	2,880	2,651	2,389	229	8.6	262	11.0
Outside data services	4,580	5,019	4,159	(439)	(8.7)	860	20.7
FDIC insurance	2,300	2,573	3,187	(273)	(10.6)	(614)	(19.3)
Amortization of intangible assets	1,845	1,881	1,845	(36)	(1.9)	36	2.0
Professional fees	4,479	6,309	4,942	(1,830)	(29.0)	1,367	27.7
Other real estate owned	(303)	905	2,412	(1,208)	(133.5)	(1,507)	(62.5)
Postage and delivery	1,299	1,255	1,257	44	3.5	(2)	(0.2)
Communications	1,606	1,596	1,433	10	0.6	163	11.4
Other expenses	9,129	8,348	7,598	781	9.4	750	9.9
Total non-interest expense	$111,524	$109,927	$105,071	$1,597	1.5	$4,856	4.6

2013 vs. 2012
Non-interest expenses totaled $111.5 million in 2013 compared to $109.9 million in 2012. This increase in expenses was driven primarily by increases in salaries and benefits expenses, occupancy expenses and marketing expenses. These increases were somewhat offset by the benefit of the recovery of expenses related to the resolution of problem loans and the lack of merger expenses in 2013.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2013 due primarily to higher compensation expenses as a result of a larger staff, due in part to the CommerceFirst acquisition in 2012, merit increases and higher sales incentive compensation. The average number of full-time equivalent employees was 714 in 2013 compared to 685 for 2012.

Occupancy expenses increased in 2013 compared to 2012 due to higher rental expenses from a larger branch network, which includes a full year of expense for the branches added in the CommerceFirst acquisition in 2012, and the recognition of $0.8 million in expenses for the planned 2014 closing of three branches. In addition, grounds maintenance expenses increased in 2013 compared to 2012 due to weather related expenses. Equipment expenses remained level for 2013 compared to 2012.

Marketing expenses increased in 2013 compared to 2012 due to higher advertising expenses.

Outside data services expenses and professional fees decreased in 2013 compared to the prior year due primarily to merger expenses recognized in 2012 and due to the recovery of legal and other expenses incurred with respect to loan recoveries in 2013.

FDIC insurance expense decreased in 2013 compared to 2012 as the Company’s growth in assets was more than offset by a lower assessment rate due to improving financial ratios.

Other real estate owned expenses decreased compared to the prior year due to the decline in the number of real estate owned properties and gains on the sales of several properties.

Other non-interest expenses increased in 2013 compared to the prior year due mainly to increases in various categories of operating expenses.

2012 vs. 2011
Non-interest expenses totaled $109.9 million in 2012 compared to $105.1 million in 2011, an increase of 5%. This growth in expenses was due primarily to increases in salaries and benefits expenses resulting from merit increases and higher health benefits costs and increases in outside data services costs and professional fees, largely as a result of merger expenses incurred in conjunction with the CommerceFirst acquisition.  These increases were partially offset by a decrease in other real estate owned expenses due to a lower volume of sales of such properties and a reduction in FDIC expenses due primarily to a regulatory change in the calculation of such premiums that was effective with the second quarter of 2011.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios improved in 2013 compared to the prior year due primarily to an increase in net interest income, and to a lesser extent, an increase in non-interest income.

In addition, the Company uses pre-tax, pre-provision, pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in 2013 compared to the prior year due primarily to higher net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Pre-tax pre-provision pre-merger expense income:
Net income (loss)	$44,422	$36,554	$34,102	$23,520	$(14,855)
Plus non-GAAP adjustment:
Merger expenses	-	2,500	-	-	-
Income taxes	22,563	18,045	15,845	9,049	(15,997)
Provision for loan and lease losses	(1,084)	3,649	1,428	25,908	76,762
Pre-tax pre-provision pre-merger expense income	$65,901	$60,748	$51,375	$58,477	$45,910

GAAP efficiency ratio:
Non-interest expenses	$111,524	$109,927	$105,071	$100,912	$101,154

Net interest income plus non-interest income	$177,425	$168,175	$156,446	$159,389	$147,064

GAAP efficiency ratio	62.86%	65.36%	67.16%	63.31%	68.78%

Non-GAAP efficiency ratio:
Non-interest expenses	$111,524	$109,927	$105,071	$100,912	$101,154
Less non-GAAP adjustment:
Amortization of intangible assets	1,845	1,881	1,845	1,959	3,646
Merger expenses	-	2,500	-	-	-
Non-interest expenses - as adjusted	$109,679	$105,546	$103,226	$98,953	$97,508

Net interest income plus non-interest income	$177,425	$168,175	$156,446	$159,389	$147,064
Plus non-GAAP adjustment:
Tax-equivalent income	5,292	5,374	5,602	4,836	4,839
Less non-GAAP adjustments:
Securities gains	115	459	292	796	418
OTTI recognized in earnings	-	(109)	(160)	(512)	-
Net interest income plus non-interest income - as adjusted	$182,602	$173,199	$161,916	$163,941	$151,485

Non-GAAP efficiency ratio	60.06%	60.94%	63.75%	60.36%	64.37%

Income Taxes
The Company had income tax expense of $22.6 million in 2013, compared to expense of $18.0 million in 2012 and $15.8 million in 2011. The resulting effective rates were 34% for 2013, 33% for 2012 and 32% for 2011. The increase in the effective tax rate in both 2013 and 2012 over their respective prior years was due primarily to a higher proportion of income before taxes that was taxed at the full statutory rate compared to tax exempt income.

FINANCIAL CONDITION
The Company's total assets were $4.1 billion at December 31, 2013, increasing $151 million or 4% compared to $4.0 billion at December 31, 2012. Interest-earning assets increased $168 million to $3.8 billion at December 31, 2013 compared to December 31, 2012. The increase in interest-earning assets was primarily due to organic loan growth during 2013.

Loans and Leases
A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2013		2012		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$618,381	22.2%	$523,364	20.7%	$95,017	18.2%
Residential construction	129,177	4.7	120,314	4.8	8,863	7.4
Commercial real estate:
Commercial owner occupied real estate	592,823	21.3	571,510	22.6	21,313	3.7
Commercial investor real estate	552,178	19.8	456,888	18.0	95,290	20.9
Commercial acquisition, development and construction	160,696	5.8	151,933	6.0	8,763	5.8
Commercial Business	356,651	12.8	346,708	13.7	9,943	2.9
Leases	703	-	3,421	0.1	(2,718)	(79.5)
Consumer	373,657	13.4	356,990	14.1	16,667	4.7
Total loans and leases	$2,784,266	100.0%	$2,531,128	100.0%	$253,138	10.0

Total loans and leases, excluding loans held for sale, increased $253 million or 10% at December 31, 2013 compared to December 31, 2012. The commercial loan portfolio increased by $135 million to $1.7 billion at December 31, 2013 compared to the prior year end largely due to a 21% increase in commercial investor real estate loans and a 4% increase in commercial owner occupied real estate loans at December 31, 2013 compared to December 31, 2012. In addition, ADC loans increased 6% at December 31, 2013 compared to December 31, 2012. These increases reflect an improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 16% increase at December 31, 2013 compared to December 31, 2012. Permanent residential mortgages, most of which are 1-4 family, increased 18% due to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 7% at December 31, 2013 compared to the balance at December 31, 2012 due to increased construction activity as a result of mild weather conditions and a slowly improving economy.

The consumer loan portfolio increased by $17 million to $374 million at December 31, 2013 compared to December 31, 2012 due to growth in home equity lines of credit as the Company aggressively promoted this product line during the past year.

Analysis of Loans and Leases
The trends in the composition of the loan and lease portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2013	%	2012	%	2011	%	2010	%	2009	%
Residential real estate:
Residential mortgage	$618,381	22.2%	$523,364	20.7%	$448,662	20.0%	$436,534	20.2%	$457,414	19.9%
Residential construction	129,177	4.7	120,314	4.8	108,699	4.9	91,273	4.2	92,283	4.0
Commercial real estate:
Commercial mortgage*	1,145,001	41.1	1,028,398	40.6	894,024	39.9	831,068	38.6	894,951	39.0
Commercial AD&C*	160,696	5.8	151,933	6.0	160,946	7.2	151,061	7.0	131,789	5.7
Commercial business	356,651	12.8	346,708	13.7	260,327	11.6	250,255	11.6	296,220	12.9
Leases	703	-	3,421	0.1	6,954	0.3	15,551	0.7	25,704	1.1
Consumer	373,657	13.4	356,990	14.1	360,080	16.1	380,490	17.7	399,649	17.4
Total loans and leases	$2,784,266	100.0%	$2,531,128	100.0%	$2,239,692	100.0%	$2,156,232	100.0%	$2,298,010	100.0%

*	Prior to 2010, the commercial mortgage category included loans on raw land or for projects that had not begun any construction activities. Subsequent to December 31, 2009, these loans were included in the commercial AD&C loan portfolio.

Loan Maturities and Interest Rate Sensitivity
Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2013
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$102,131	$25,664	$1,382	$129,177
Commercial AD&C loans	121,173	24,641	14,882	160,696
Commercial business loans (1)	230,317	115,456	10,878	356,651
Total	$453,621	$165,761	$27,142	$646,524

Rate Terms:
Fixed	$52,646	$103,500	$25,625	$181,771
Variable or adjustable	400,975	62,261	1,517	464,753
Total	$453,621	$165,761	$27,142	$646,524

(1)	Loans not secured by real estate

Investment Securities
The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 5% or $58 million to $1.0 billion at December 31, 2013, from $1.1 billion at December 31, 2012.

Composition of Investment Securities
The composition of investment securities for the periods indicated is presented in the following table:

	December 31,
(Dollars in thousands)	2013	%	2012	%	2011	%
Available-for-Sale: (1)
U.S. government agencies and corporations	$139,466	13.7%	$156,428	14.6%	$200,252	17.2%
State and municipal	165,428	16.3	174,491	16.3	173,111	14.9
Mortgage-backed (2)	442,250	43.5	490,479	45.6	570,144	48.9
Corporate debt	2,004	0.2	1,996	0.2	1,978	0.2
Trust preferred	1,413	0.1	1,465	0.1	5,716	0.5
Marketable equity securities	723	-	723	-	100	-
Total available-for-sale securities (3)	751,284	73.8	825,582	76.8	951,301	81.7

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,505	6.4	64,498	6.0	54,983	4.7
State and municipal	159,889	15.8	150,995	14.1	123,075	10.6
Mortgage-backed (2)	244	-	321	-	407	-
Other equity securities	40,687	4.0	33,636	3.1	34,933	3.0
Total held-to-maturity and other equity securities	265,325	26.2	249,450	23.2	213,398	18.3
Total securities (3)	$1,016,609	100.0%	$1,075,032	100.0%	$1,164,699	100.0%

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2013, 2012 or 2011.

Available-for-sale securities decreased 9% due to amortization of mortgage-backed securities and calls and maturities of other investments, while held-to-maturity securities increased due primarily to a change in management’s internal guidelines with respect to the composition of the portfolio The overall investment portfolio decreased 5% as the Company funded loan growth together with increased short-term borrowings at historically low rates to maintain the net interest margin.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.9 years at December 31, 2013 and 3.4 years at December 31, 2012. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At December 31, 2013, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.7 million, with a fair value of $1.4 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 4 – Investments in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the twelve months ended December 31, 2013. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through December 31, 2013. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at December 31, 2013.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at December 31, 2013.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2013 are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2013
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale(1)
U. S. government agencies and corporations	$-	-%	$-	-%	$147,688	1.85%	$-	-%	$147,688	1.85%
State and municipal (2)	80	6.25	11,271	4.19	139,171	4.68	9,002	5.17	159,524	4.67
Mortgage-backed	-	-	1,495	3.92	105,530	2.72	332,029	2.54	439,054	2.59
Corporate debt	2,000	2.24	-		-	-	-	-	2,000	2.24
Trust preferred	-	-	-	-	-	-	1,701	9.24	1,701	9.24
Total	$2,080	2.39	$12,766	4.16	$392,389	3.09	$342,732	2.64	$749,967	2.90

Held-to-Maturity (1)
U. S. government agencies and corporations	$-	-%	$-	-%	$64,505	2.06%	$-	-%	$64,505	2.06%
State and municipal	1,720	6.30	3,249	5.89	74,507	4.42	80,413	3.61	159,889	4.06
Mortgage-backed	-	-	-	-	21	5.95	223	5.62	244	5.65
Total	$1,720	6.30	$3,249	5.89	$139,033	3.33	$80,636	3.62	$224,638	3.49

(1)	At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets
Residential mortgage loans held for sale decreased $28 million to $8 million as of December 31, 2013 from $36 million as of December 31, 2012 due to higher market interest rates that reduced mortgage loan origination volumes from refinancing during the year.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $0.8 million to $28 million in 2013.

Deposits
The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2013		2012		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$836,198	29.1%	$847,415	29.1%	$(11,217)	(1.3)%
Interest-bearing deposits:
Demand	460,824	16.0	428,048	14.7	32,776	7.7
Money market savings	870,653	30.2	884,367	30.4	(13,714)	(1.6)
Regular savings	243,813	8.5	228,384	7.8	15,429	6.8
Time deposits of less than $100,000	263,636	9.2	307,445	10.5	(43,809)	(14.2)
Time deposits of $100,000 or more	202,101	7.0	217,375	7.5	(15,274)	(7.0)
Total interest-bearing deposits	2,041,027	70.9	2,065,619	70.9	(24,592)	(1.2)
Total deposits	$2,877,225	100.0%	$2,913,034	100.0%	$(35,809)	(1.2)

Deposits and Borrowings
Total deposits decreased $36 million or 1% at December 31, 2013 compared to December 31, 2012. This decrease was due primarily to a decline of 11% in certificates of deposit, as the Company managed its deposit mix to improve its net interest margin.  This decrease was somewhat offset by increases in combined noninterest-bearing and interest-bearing checking accounts together with regular savings accounts compared to the prior year. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Total borrowings increased 34% at December 31, 2013 compared to December 31, 2012. This increase was due primarily to the Company’s decision to take advantage of extraordinarily low short-term interest rates to fund loan originations with short-term FHLB advances.

Capital Management
Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2013, total stockholders' equity increased $16 million to $499 million at December 31, 2013, from $484 million at December 31, 2012. This increase was due primarily to net income during the year. The ratio of average equity to average assets was 12.17% for 2013, as compared to 12.32% for 2012.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2013	2012	Requirements
Total Capital to risk-weighted assets	15.65%	15.40%	8.00%

Tier 1 Capital to risk-weighted assets	14.42%	14.15%	4.00%

Tier 1 Leverage	11.32%	10.98%	3.00%

Tier 1 capital of $452.5 million and total qualifying capital of $491.2 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of December 31, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.  The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Tangible common equity ratio:
Total stockholders' equity	$499,363	$483,512	$446,109	$407,569	$373,586
Accumulated other comprehensive income (loss)	2,970	(11,312)	(13,248)	2,620	2,652
Goodwill	(84,171)	(84,808)	(76,816)	(76,816)	(76,816)
Other intangible assets, net	(1,330)	(3,163)	(4,734)	(6,578)	(8,537)
Preferred stock	-	-	-	-	(80,095)
Tangible common equity	$416,832	$384,229	$351,311	$326,795	$210,790

Total assets	$4,106,100	$3,955,206	$3,711,370	$3,519,388	$3,630,478
Goodwill	(84,171)	(84,808)	(76,816)	(76,816)	(76,816)
Other intangible assets, net	(1,330)	(3,163)	(4,734)	(6,578)	(8,537)
Tangible assets	$4,020,599	$3,867,235	$3,629,820	$3,435,994	$3,545,125

Tangible common equity ratio	10.37%	9.94%	9.68%	9.51%	5.95%
Tangible book value per share	$16.68	$15.43	$14.58	$13.59	$12.78

Credit Risk
The fundamental lending business of the Company is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Company’s loan and lease portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Company’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Company has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a very slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased 31% to $40 million at December 31, 2013 compared to the balance at December 31, 2012. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various sectors of the economy on both a regional and national level.

To control and manage credit risk, management has a credit process in place to reasonably ensure that credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”).

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

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

•	The borrower may be contacted for a meeting to discuss an updated or revised action plan which may include a request for additional collateral.

•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.

•	At the monthly credit committee meeting the loan may be downgraded and a specific allowance may be decided upon in advance of the receipt of the appraisal.

•	Upon receipt of the updated appraisal (or based on an updated internal financial evaluation) the loan balance is compared to the appraisal and a specific allowance is decided upon for the particular loan, typically for the amount of the difference between the appraisal and the loan balance.

•	The Company will specifically reserve for or charge-off the excess of the loan amount over the amount of the appraisal net of closing costs. In certain cases the Company may establish a larger reserve due to knowledge of current market conditions or the existence of an offer for the collateral that will facilitate a more timely resolution of the loan.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a credit of $1.1 million in 2013 compared to a charge of $3.6 million in 2012 and a charge of $1.4 million in 2011.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans and gross recoveries of $ 8.1 million in the past year served to reduce the overall provision for the period.

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

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Residential real estate:
Residential mortgage	$7,819	$8,522	$10,583	$10,396	$8,871
Residential construction	1,156	2,445	4,206	2,760	2,559
Total residential real estate	8,975	10,967	14,789	13,156	11,430
Commercial real estate:
Commercial mortgage	15,571	16,580	15,578	12,970	10,978
Commercial construction	3,754	4,737	6,663	18,241	21,144
Total commercial real estate	19,325	21,317	22,241	31,211	32,122

Commercial Business	6,308	6,495	6,727	12,870	16,907
Leases	16	332	796	667	770
Consumer	4,142	3,846	4,873	4,231	3,330
Total allowance	$38,766	$42,957	$49,426	$62,135	$64,559

During 2013, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.  No portion of the allowance was unallocated at December 31, 2013 or December 31, 2012.

At December 31, 2013, total non-performing loans and leases were $40.0 million, or 1.44% of total loans and leases, compared to $57.9 million, or 2.29% of total loans and leases, at December 31, 2012. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period.  The allowance represented 97% of non-performing loans and leases at December 31, 2013 as compared to 74% at December 31, 2012. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned on the previous page. The allowance for loan and lease losses as a percent of total loans and leases was 1.39% at December 31, 2013 as compared to 1.70% at December 31, 2012. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at December 31, 2013 compared to the prior year end.

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

The balance of impaired loans was $32.5 million, with specific allowances of $3.1 million against those loans at December 31, 2013, as compared to $48.8 million with allowances of $5.1 million, at December 31, 2012.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at December 31, 2013 compared to 74% at December 31, 2012.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience
The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance, January 1	$42,957	$49,426	$62,135	$64,559	$50,526
Provision for loan and lease losses	(1,084)	3,649	1,428	25,908	76,762
Loan charge-offs:
Residential real estate	(1,298)	(2,331)	(6,993)	(6,401)	(4,847)
Commercial loans and leases	(8,014)	(9,175)	(6,772)	(22,723)	(57,098)
Consumer	(1,853)	(1,298)	(2,740)	(3,492)	(1,575)
Total charge-offs	(11,165)	(12,804)	(16,505)	(32,616)	(63,520)
Loan recoveries:
Residential real estate	173	225	226	34	41
Commercial loans and leases	7,687	2,234	1,933	4,028	640
Consumer	198	227	209	222	110
Total recoveries	8,058	2,686	2,368	4,284	791
Net charge-offs	(3,107)	(10,118)	(14,137)	(28,332)	(62,729)
Balance, period end	$38,766	$42,957	$49,426	$62,135	$64,559

Net charge-offs to average loans and leases	0.12%	0.42%	0.66%	1.27%	2.61%
Allowance to total loans and leases	1.39%	1.70%	2.21%	2.88%	2.81%

Analysis of Credit Risk
The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans and leases
Residential real estate	$8,050	$7,806	$11,441	$9,251	$9,520
Commercial loans and leases	20,265	37,332	58,453	53,776	100,894
Consumer	2,259	2,410	1,786	300	766
Total non-accrual loans and leases (1)	30,574	47,548	71,680	63,327	111,180

Loans and leases 90 days past due
Residential real estate	-	-	410	13,546	14,887
Commercial loans and leases	-	233	2	426	3,321
Consumer	1	14	165	182	793
Total 90 days past due loans and leases	1	247	577	14,154	19,001

Restructured loans and leases (accruing)	9,459	10,110	6,881	10,571	3,549
Total non-performing loans and leases (2)	40,034	57,905	79,138	88,052	133,730
Other real estate owned, net	1,338	5,926	4,431	9,493	7,464
Other assets owned	-	-	-	200	-
Total non-performing assets	$41,372	$63,831	$83,569	$97,745	$141,194

Non-performing loans to total loans and leases	1.44%	2.29%	3.53%	4.08%	5.82%
Non-performing assets to total assets	1.01%	1.61%	2.25%	2.78%	3.89%
Allowance for loan and leases to non-performing loans and leases	96.83%	74.18%	62.46%	70.57%	48.28%

(1)	Gross interest income that would have been recorded in 2013 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $2.6 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.
(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $50.0 million at December 31, 2013. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms, well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2013	(7.20)%	(4.14)%	(1.63)%	(0.88)%	N/A	N/A	N/A	N/A
December 31, 2012	(1.02)%	0.56%	1.26%	0.51%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk increased from December 31, 2012 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The increase in the risk position with respect to net interest income from December 31, 2012 to December 31, 2013 was the result of the impact of longer durations on securities, an increase in fixed rate loans and an increase in short-term FHLB borrowings of $175 million which resulted in a significant increase in interest expenses in all rising shock bands.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2013	(15.27)%	(10.86)%	(6.21)%	(2.15)%	N/A	N/A	N/A	N/A
December 31, 2012	(0.39)%	1.87%	3.29%	2.65%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2012 in all rising shock scenarios. The significant negative impact in EVE was driven by longer durations on securities, an increase in fixed rate loans and higher market rates coupled with shorter durations on FHLB Advances.

Liquidity Management
Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2013.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at December 31, 2013. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2013, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $847 million was available for borrowing based on pledged collateral, with $615 million borrowed against it as of December 31, 2013. The line of credit at the Federal Reserve totaled $382 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2013.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at December 31, 2013, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2013. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2013.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2013, the Bank could have declared a dividend of $67 million to Bancorp. At December 31, 2013, Bancorp had liquid assets of $12 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

The Company has various contractual obligations that affect its cash flows and liquidity.  For information regarding material contractual obligations, please see “Market Risk Management” previously discussed, “Contractual Obligations” below, and “Note 7-Premises and Equipment,” “Note 10-Borrowings,” “Note 14-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 19-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 21-Fair Value” of the Notes to the Consolidated Financial Statements.

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

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table below as of December 31, 2013.

	Projected Maturity Date or Payment Period (1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$53,842	$53,842	$-	$-	$-
Advances from FHLB	615,000	210,000	-	235,000	170,000
Certificates of deposit	465,737	309,759	116,759	39,219	-
Operating lease obligations	45,668	6,256	11,508	7,958	19,946
Purchase obligations (2)	1,972	1,972	-	-	-
Total	$1,182,219	$581,829	$128,267	$282,177	$189,946

(1)	Assumed a seven year term for purposes of this table.
(2)	Represents payments required under contract, based on average monthly charges for 2013 and assuming a growth rate of 2%, with the Company’s current data processing service provider that expires in September 2014.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information required by this item is incorporated by reference to Part II, Item 7 of this report.

PART II

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Internal Control Over Financial Reporting

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (1992). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statement of condition of Sandy Spring Bancorp, Inc. (and subsidiaries) as of December 31, 2013, and the related consolidated statements of income, other comprehensive income, cash flows and changes in stockholders’ equity for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandy Spring Bancorp, Inc. (and subsidiaries) at December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

McLean, Virginia
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc. (and subsidiaries) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sandy Spring Bancorp, Inc. (and subsidiaries)’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. (and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Sandy Spring Bancorp, Inc. (and subsidiaries) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

McLean, Virginia
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statement of condition of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, other comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Sandy Spring Bancorp, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 18, 2013

Sandy spring bancorp, inc. and subsidiaries
Consolidated STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$46,755	$59,540
Federal funds sold	475	466
Interest-bearing deposits with banks	27,197	26,400
Cash and cash equivalents	74,427	86,406
Residential mortgage loans held for sale (at fair value)	8,365	36,149
Investments available-for-sale (at fair value)	751,284	825,582
Investments held-to-maturity — fair value of $216,007 and $222,024 at December 31, 2013 and 2012, respectively	224,638	215,814
Other equity securities	40,687	33,636
Total loans and leases	2,784,266	2,531,128
Less: allowance for loan and lease losses	(38,766)	(42,957)
Net loans and leases	2,745,500	2,488,171
Premises and equipment, net	45,916	48,326
Other real estate owned	1,338	5,926
Accrued interest receivable	12,532	12,392
Goodwill	84,171	84,808
Other intangible assets, net	1,330	3,163
Other assets	115,912	114,833
Total assets	$4,106,100	$3,955,206

Liabilities
Noninterest-bearing deposits	$836,198	$847,415
Interest-bearing deposits	2,041,027	2,065,619
Total deposits	2,877,225	2,913,034
Securities sold under retail repurchase agreements and federal funds purchased	53,842	86,929
Advances from FHLB	615,000	405,058
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	25,670	31,673
Total liabilities	3,606,737	3,471,694

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,990,021 and 24,905,392 at December 31, 2013 and 2012, respectively	24,990	24,905
Additional paid in capital	193,445	191,689
Retained earnings	283,898	255,606
Accumulated other comprehensive income (loss)	(2,970)	11,312
Total stockholders' equity	499,363	483,512
Total liabilities and stockholders' equity	$4,106,100	$3,955,206

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of IncomE

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Interest Income:
Interest and fees on loans and leases	$122,380	$115,574	$107,355
Interest on loans held for sale	929	841	577
Interest on deposits with banks	84	111	77
Interest and dividends on investment securities:
Taxable	16,635	17,951	22,096
Exempt from federal income taxes	9,318	9,392	9,363
Interest on federal funds sold	1	1	2
Total interest income	149,347	143,870	139,470
Interest Expense:
Interest on deposits	5,439	7,357	11,002
Interest on retail repurchase agreements and federal funds purchased	163	204	212
Interest on advances from FHLB	12,936	14,131	14,397
Interest on subordinated debt	895	959	913
Total interest expense	19,433	22,651	26,524
Net interest income	129,914	121,219	112,946
Provision (credit) for loan and lease losses	(1,084)	3,649	1,428
Net interest income after provision (credit) for loan and lease losses	130,998	117,570	111,518
Non-interest Income:
Investment securities gains	115	459	292
Total other-than-temporary impairment ("OTTI") losses	-	(109)	(178)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-	18
Net OTTI recognized in earnings	-	(109)	(160)
Service charges on deposit accounts	8,533	8,910	9,527
Mortgage banking activities	3,094	6,032	3,228
Wealth management income	17,585	15,949	15,646
Insurance agency commissions	4,821	4,490	4,650
Income from bank owned life insurance	2,499	2,616	2,636
Visa check fees	4,165	3,887	3,637
Other income	6,699	4,722	4,044
Total non-interest income	47,511	46,956	43,500
Non-interest Expenses:
Salaries and employee benefits	65,598	62,509	59,625
Occupancy expense of premises	13,171	12,010	11,519
Equipment expenses	4,940	4,871	4,705
Marketing	2,880	2,651	2,389
Outside data services	4,580	5,019	4,159
FDIC insurance	2,300	2,573	3,187
Amortization of intangible assets	1,845	1,881	1,845
Other expenses	16,210	18,413	17,642
Total non-interest expenses	111,524	109,927	105,071
Income before income taxes	66,985	54,599	49,947
Income tax expense	22,563	18,045	15,845
Net income	$44,422	$36,554	$34,102

Net Income Per Share Amounts:
Basic net income per share	$1.78	$1.49	$1.42
Diluted net income per share	$1.77	$1.48	$1.41
Dividends declared per share	$0.64	$0.48	$0.34

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income	$44,422	$36,554	$34,102
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(33,214)	(40)	26,722
Related income tax (expense) benefit	13,245	16	(10,656)
Net investment gains reclassified into earnings	115	459	292
Related income tax expense	(46)	(183)	(116)
Net effect on other comprehensive income (loss) for the period	(19,900)	252	16,242

Defined benefit pension plan:
Recognition of unrealized gain (loss)	9,340	(3,639)	(622)
Related income tax (expense) benefit	(3,722)	1,451	248
Net effect on other comprehensive income (loss) for the period	5,618	(2,188)	(374)
Total other comprehensive income	(14,282)	(1,936)	15,868
Comprehensive income	$30,140	$34,618	$49,970

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$44,422	$36,554	$34,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,021	7,847	7,488
Net OTTI recognized in earnings	-	109	160
Provision (credit) for loan and lease losses	(1,084)	3,649	1,428
Share based compensation expense	1,688	1,451	1,207
Deferred income tax expense	3,348	3,933	6,678
Origination of loans held for sale	(251,878)	(310,860)	(229,631)
Proceeds from sales of loans held for sale	284,291	305,013	230,232
Gains on sales of loans held for sale	(4,629)	(4,961)	(3,225)
Loss on sales of other real estate owned	1,064	1,595	2,078
Investment securities gains	(115)	(459)	(292)
Gains (loss) on sales of premises and equipment	20	(74)	120
Net (increase) decrease in accrued interest receivable	(140)	521	(328)
Net (increase) decrease in other assets	4,053	(2,421)	(691)
Net increase (decrease) in accrued expenses and other liabilities	(5,965)	6,939	12,491
Other – net	13,046	3,954	5,893
Net cash provided by operating activities	96,142	52,790	67,710
Investing activities:
Purchases of other equity securities	(7,051)	(6,780)	(2,910)
Purchases of investments held-to-maturity	(20,666)	(146,290)	(161,102)
Purchases of investments available-for-sale	(161,379)	(264,993)	(370,657)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	-	8,002	2,048
Proceeds from sales of investment available-for-sale	-	28,519	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	11,090	108,612	84,409
Proceeds from maturities, calls and principal payments of investments available-for-sale	198,410	357,144	347,864
Net increase in loans and leases	(259,008)	(140,483)	(103,994)
Proceeds from the sales of other real estate owned	7,780	4,934	8,801
Acquisition of business activity, net of cash acquired	-	(849)	-
Expenditures for premises and equipment	(2,366)	(4,381)	(4,003)
Net cash used in investing activities	(233,190)	(56,565)	(199,544)
Financing activities:
Net increase (decrease) in deposits	(35,809)	86,593	106,648
Net increase (decrease) in retail repurchase agreements and federal funds purchased	(33,087)	(56,685)	47,370
Proceeds from advances from FHLB	1,075,000	-	-
Repayment of advances from FHLB	(865,058)	(350)	(350)
Proceeds from issuance of common stock	153	98	314
Remittances due to vesting of restricted stock	-	-	(334)
Tax benefits associated with shared based compensation	-	102	91
Redemption of stock warrant	-	-	(4,449)
Dividends paid	(16,130)	(11,891)	(8,259)
Net cash provided by financing activities	125,069	17,867	141,031
Net increase (decrease) in cash and cash equivalents	(11,979)	14,092	9,197
Cash and cash equivalents at beginning of period	86,406	72,314	63,117
Cash and cash equivalents at end of period	$74,427	$86,406	$72,314

Supplemental Disclosures:
Interest payments	$19,610	$22,464	$20,334
Income tax payments	20,010	13,266	9,704
Transfers from loans to other real estate owned	2,764	4,810	6,398

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries
Consolidated Statements of changes in stockholders’ equity

					Accumulated
			Additional		Other	Total
	Common		Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Warrants	Capital	Earnings	Loss	Equity
Balances at January 1, 2011	$24,047	$3,699	$177,344	$205,099	$(2,620)	$407,569
Net income	-	-	-	34,102	-	34,102
Other comprehensive income, net of tax					15,868	15,868
Common stock dividends - $0.34 per share	-	-	-	(8,259)	-	(8,259)
Stock compensation expense	-	-	1,207	-	-	1,207
Stock warrant redemption	-	(3,699)	(750)	-	-	(4,449)
Common stock issued pursuant to:
Stock option plan - 2,037 shares	2	-	23	-	-	25
Employee stock purchase plan - 33,284 shares	33	-	467	-	-	500
Director stock purchase plan - 1,833 shares	2	-	30	-	-	32
Restricted stock - 30,853 shares	31	-	(183)	-	-	(152)
Purchase of treasury shares - 23,592 shares	(24)	-	(310)	-	-	(334)
Balances at December 31, 2011	24,091	-	177,828	230,942	13,248	446,109
Net income	-	-	-	36,554	-	36,554
Other comprehensive income, net of tax	-	-	-	-	(1,936)	(1,936)
Common stock dividends - $0.46 per share	-	-	-	(11,890)	-	(11,890)
Stock compensation expense	-	-	1,451	-	-	1,451
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	732	-	12,291	-	-	13,023
Stock option plan - 3,906 shares	4	-	47	-	-	51
Employee stock purchase plan - 30,795 shares	31	-	447	-	-	478
Director stock purchase plan - 1,083 shares	1	-	18	-	-	19
Restricted stock - 46,512 shares	46	-	(393)	-	-	(347)
Balances at December 31, 2012	24,905	-	191,689	255,606	11,312	483,512
Net income	-	-	-	44,422	-	44,422
Other comprehensive income, net of tax	-	-	-	-	(14,282)	(14,282)
Common stock dividends - $0.64 per share	-	-	-	(16,130)	-	(16,130)
Stock compensation expense	-	-	1,688	-	-	1,688
Common stock issued pursuant to:
Stock option plan - 10,964 shares	11	-	128	-	-	139
Employee stock purchase plan - 24,849 shares	25	-	436	-	-	461
Restricted stock - 48,816 shares	49	-	(496)	-	-	(447)
Balances at December 31, 2013	$24,990	$-	$193,445	$283,898	$(2,970)	$499,363

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

Loans and leases, except for consumer loans, are placed into non-accrual status when any portion of the loan principal or interest becomes 90 days past due.  Management may determine that certain circumstances warrant earlier discontinuance of interest accruals on specific loans if an evaluation of other relevant factors (such as bankruptcy, interruption of cash flows, etc.) indicates collection of amounts contractually due is unlikely.  These loans are considered, collectively, to be non-performing loans.  Consumer installment loans that are not secured by real estate are not placed on non-accrual, but are charged down to their net realizable value when they are four months past due.  Loans designated as non-accrual have all previously accrued but unpaid interest reversed.  Payments received on non-accrual loans when doubt about the ultimate collectability of the principal no longer exists may have their interest payments recorded as interest income on a cash basis or using the cost-recovery method with all payments applied to reduce the outstanding principal until the loan returns to accrual status.  Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Large groups of smaller balance homogeneous loans are not individually evaluated for impairment and include lease financing receivables, residential permanent and construction mortgages and consumer installment loans.  All other loans are considered non-homogeneous and are evaluated for impairment if they are placed in non-accrual status.  Loans are determined to be impaired when, based on available information, it is probable that the Company may not collect all principal and interest payments according to contractual terms. Factors considered in determining whether a loan is impaired include:
⋅	the financial condition of the borrower;
⋅	reliability and sources of the cash flows;
⋅	absorption or vacancy rates; and
⋅	deterioration of related collateral.

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

The general component is based upon historical loss experience by each portfolio segment measured, over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect.  The historical loss experience is supplemented to address various risk characteristics of the Company’s loan portfolio including:
⋅	trends in delinquencies and other non-performing loans;
⋅	changes in the risk profile related to large loans in the portfolio;
⋅	changes in the categories of loans comprising the loan portfolio;
⋅	concentrations of loans to specific industry segments;
⋅	changes in economic conditions on both a local and national level;
⋅	changes in the Company’s credit administration and loan portfolio management processes; and
⋅	the quality of the Company’s credit risk identification processes.

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

The portion of the allowance representing specific allowances is established on individually impaired loans. As a practical expedient, for collateral dependent loans, the Company measures impairment based on the net realizable value of the underlying collateral. For loans on which the Company has not elected to use a practical expedient to measure impairment, the Company will measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation the Company considers the following factors that combine to estimate the probability and severity of potential losses:
⋅	the borrower’s overall financial condition;
⋅	resources and payment record;
⋅	demonstrated or documented support available from financial guarantors; and
⋅	the adequacy of collateral value and the ultimate realization of that value at liquidation.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. The Company adopted this guidance in performing its annual impairment testing for 2013 and 2012 with respect to its community banking and investment management reporting units. With respect to its insurance reporting unit, the Company elected to engage a third-party valuation firm to determine the fair value of this reporting unit to utilize in the “step one” test for potential goodwill impairment. The company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of this unit and determined that the “step two test” for impairment was not necessary. At December 31, 2013 and 2012 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Other Real Estate Owned (“OREO”)
OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. During the holding period OREO continues to be measured at lower of cost or fair value less estimated costs of disposal, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation are included in non-interest expense.

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

Loan commitments are issued to borrowers.  Subsequent to commitment date, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, a probability is assigned to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right or from providing more than a trivial benefit to the transferor) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through any agreement to repurchase or redeem them before their maturity or likely cause a holder to return those assets whether through unilateral ability or a price so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Cash flows from the assets are allocated to the participating interest holders in proportion to their ownership. Financial assets obtained or liabilities incurred in a sale are recognized and initially measured at fair value.

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

Net Income per Common Share
Basic net income per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted net income per common share is derived by dividing net income by the weighted-average number of common shares outstanding, adjusted, if applicable, for the dilutive effect of outstanding stock options as well as any adjustment to income that would result from the assumed issuance.  Dilutive shares are determined using the treasury stock method.  Dilutive common stock equivalents are excluded from the computation of dilutive net income per common share if the result would be anti-dilutive.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2008.  There are currently no examinations in process as of December 31, 2013.

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

NOTE 2 – ACQUISITION
On May 31, 2012, the Company acquired CommerceFirst Bancorp, Inc. and its wholly-owned subsidiary.  Under the terms of the acquisition the Company acquired 100% of the shares of CommerceFirst common stock for a combination of 50% Sandy Spring Bancorp common stock and 50% cash. Stock consideration was exchanged at a ratio of 0.8043 of the Company’s shares for each CommerceFirst share resulting in the issuance of 732,054 of the Company’s common stock.  Total cash consideration amounted to $12.4 million or $13.60 per share.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at their estimated fair value on the acquisition date.  Assets acquired amounted to $188.0 million, including loans and leases of $165.8 million.  Liabilities assumed totaled $170.6 million, including $169.9 million in deposits.  The acquisition resulted in the addition of $13.0 million to the Company’s equity.  Initially, goodwill of $8.0 million was recorded as a result of the transaction and is not deductible for tax purposes.  In June, 2013 the goodwill was adjusted by $0.6 million related to a reduction in liabilities that existed at the acquisition date.  The goodwill from this transaction was included in the Company’s Community Banking segment.  The stock portion of the consideration to CommerceFirst shareholders qualified as a tax-free transaction.

Note 3 – Cash and Due from Banks
The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2013 was $33.2million and in 2012 was $42.9 million.

Note 4 – Investments
Investments available-for-sale
The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2013				2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$147,688	$-	$(8,222)	$139,466	$155,442	$1,084	$(98)	$156,428
State and municipal	159,524	6,060	(156)	165,428	160,496	13,996	(1)	174,491
Mortgage-backed	439,054	10,188	(6,992)	442,250	471,527	19,080	(128)	490,479
Corporate debt	2,000	4	-	2,004	2,000	-	(4)	1,996
Trust preferred	1,701	-	(288)	1,413	1,701	-	(236)	1,465
Total debt securities	749,967	16,252	(15,658)	750,561	791,166	34,160	(467)	824,859
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$750,690	$16,252	$(15,658)	$751,284	$791,889	$34,160	$(467)	$825,582

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at December 31, 2013 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2013 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($205.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($237.0 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2013, the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $1.7 million, with a fair value of $1.4 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

The income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology and significant assumptions employed to determine fair value included:
•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.50%), recovery and prepayment (2%) amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•
A discount rate of 13.0% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the year ended December 31, 2013.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.3 million at December 31, 2013.  This non-credit related OTTI was recognized in other accumulated comprehensive income (“OCI”) at December 31, 2013.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$422
Additions for credit losses not previously recognized	109
Cumulative credit losses on investment securities, through December 31, 2012	531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2013	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	15	$139,466	$8,222	$-	$8,222
State and municipal	12	11,680	156	-	156
Mortgage-backed	30	169,377	6,865	127	6,992
Trust preferred	1	1,413	-	288	288
Total	58	$321,936	$15,243	$415	$15,658

	2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	2	$29,900	$98	$-	$98
State and municipal	1	390	1	-	1
Mortgage-backed	2	12,653	128	-	128
Corporate debt	1	1,996	4	-	4
Trust preferred	1	1,465	-	236	236
Total	7	$46,404	$231	$236	$467

The amortized cost and estimated fair values of debt securities available-for-sale by contractual maturity at December 31 are provided in the following table.  The Company has allocated mortgage-backed securities into the four maturity groupings reflected in the following table using the expected average life of the individual securities based on statistics provided by independent third party industry sources.  Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2013		2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,080	$2,085	$35,544	$36,349
Due after one year through five years	12,766	13,285	3,957	3,994
Due after five years through ten years	392,389	392,339	382,957	399,180
Due after ten years	342,732	342,852	368,708	385,336
Total debt securities available for sale	$749,967	$750,561	$791,166	$824,859

At December 31, 2013 and 2012, investments available-for-sale with a book value of $186.6 million and $195.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at December 31, 2013 and 2012.

Investments held-to-maturity
The amortized cost and estimated fair values of investments held-to-maturity at December 31 are presented in the following table:

	2013				2012
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,505	$-	$(4,827)	$59,678	$64,498	$125	$(29)	$64,594
State and municipal	159,889	1,920	(5,753)	156,056	150,995	6,194	(123)	157,066
Mortgage-backed	244	29	-	273	321	43	-	364
Total investments held-to-maturity	$224,638	$1,949	$(10,580)	$216,007	$215,814	$6,362	$(152)	$222,024

Gross unrealized losses and fair values by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31 are presented in the following tables:

	2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$59,678	$4,827	$-	$4,827
State and municipal	113	94,243	5,366	387	5,753
Total	121	$153,921	$10,193	$387	$10,580

	2012
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	1	$9,961	$29	$-	$29
State and municipal	13	16,868	123	-	123
Total	14	$26,829	$152	$-	$152

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

73

	2013		2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,720	$1,725	$7,431	$7,523
Due after one year through five years	3,249	3,269	4,653	4,725
Due after five years through ten years	139,033	135,074	116,735	120,074
Due after ten years	80,636	75,939	86,995	89,702
Total debt securities held-to-maturity	$224,638	$216,007	$215,814	$222,024

At December 31, 2013 and 2012, investments held-to-maturity with a book value of $165.8 million and $155.5 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2013 and 2012.

Equity securities
Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2013	2012
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	32,418	25,367
Total equity securities	$40,687	$33,636

Securities gains
Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2013	2012	2011
Gross realized gains from sales of investments available-for-sale	$-	$56	$-
Gross realized losses from sales of investments available-for-sale	(3)	-	-
Net gains or (losses) from calls of investments available-for-sale	44	294	205
Net gains or (losses) from calls of investments held-to-maturity	74	109	87
Net securities gains	$115	$459	$292

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

Outstanding loan balances at December 31, 2013 and 2012 are net of unearned income including net deferred loan costs of $0.7 million and $1.4 million, respectively, and $1.6 million and $2.5 million of acquired loan discounts associated with the acquisition of CommerceFirst at December 31, 2013 and 2012, respectively.  The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2013	2012
Residential real estate:
Residential mortgage	$618,381	$523,364
Residential construction	129,177	120,314
Commercial real estate:
Commercial owner occupied real estate	592,823	571,510
Commercial investor real estate	552,178	456,888
Commercial acquisition, development and construction	160,696	151,933
Commercial Business	356,651	346,708
Leases	703	3,421
Consumer	373,657	356,990
Total loans and leases	$2,784,266	$2,531,128

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

(In thousands)	2013	2012
Balance at January 1	$20,494	$20,235
Additions	886	847
Repayments	(2,459)	(588)
Balance at December 31	$18,921	$20,494

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

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2013	2012	2011
Balance at beginning of year	$42,957	$49,426	$62,135
Provision (credit) for loan and lease losses	(1,084)	3,649	1,428
Loan and lease charge-offs	(11,165)	(12,804)	(16,505)
Loan and lease recoveries	8,058	2,686	2,368
Net charge-offs	(3,107)	(10,118)	(14,137)
Balance at period end	$38,766	$42,957	$49,426

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the years ended December 31:

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,910	(3,978)	1,100	(874)	(326)	1,951	329	(1,196)	(1,084)
Charge-offs	(2,915)	(85)	(4,774)	(240)	-	(1,853)	(1,194)	(104)	(11,165)
Recoveries	818	3,080	3,354	425	10	198	162	11	8,058
Net charge-offs	(2,097)	2,995	(1,420)	185	10	(1,655)	(1,032)	(93)	(3,107)
Balance at end of period	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766

Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266
Allowance for loans and leases to total loans and leases ratio	1.77%	2.34%	1.68%	1.06%	2.28%	1.11%	1.26%	0.89%	1.39%

Balance of loans specifically evaluated for impairment	$5,608	$4,128	$7,654	$7,111	na.	$29	$6,141	$1,852	$32,523
Allowance for loans specifically evaluated for impairment	$849	$1,031	$126	$426	na.	na.	$626	$-	$3,058
Specific allowance to specific loans ratio	15.14%	24.98%	1.65%	5.99%	na.	na.	10.19%	0.00%	9.40%

Balance of loans collectively evaluated	$351,043	$156,568	$544,524	$585,712	$703	$373,628	$612,240	$127,325	$2,751,743
Allowance for loans collectively evaluated	$5,459	$2,723	$9,137	$5,882	$16	$4,142	$7,193	$1,156	$35,708
Collective allowance to collective loans ratio	1.56%	1.74%	1.68%	1.00%	2.28%	1.11%	1.17%	0.91%	1.30%

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,727	$6,664	$8,248	$7,329	$795	$4,873	$10,583	$4,207	$49,426
Provision (credit)	(758)	826	4,928	804	(478)	44	(167)	(1,550)	3,649
Charge-offs	(1,022)	(3,281)	(3,690)	(1,174)	(8)	(1,298)	(2,107)	(224)	(12,804)
Recoveries	1,548	528	97	38	23	227	213	12	2,686
Net charge-offs	526	(2,753)	(3,593)	(1,136)	15	(1,071)	(1,894)	(212)	(10,118)
Balance at end of period	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957

Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128
Allowance for loans and leases to total loans and leases ratio	1.87%	3.12%	2.10%	1.22%	9.70%	1.08%	1.63%	2.03%	1.70%

Balance of loans specifically evaluated for impairment	$8,984	$6,332	$11,843	$15,184	na.	$31	$4,528	$1,871	$48,773
Allowance for loans specifically evaluated for impairment	$2,597	$-	$774	$598	na.	na.	$713	$467	$5,149
Specific allowance to specific loans ratio	28.91%	-	6.54%	3.94%	na.	na.	15.75%	24.96%	10.56%

Balance of loans collectively evaluated	$337,724	$145,601	$445,045	$556,326	$3,421	$356,959	$518,836	$118,443	$2,482,355
Allowance for loans collectively evaluated	$3,898	$4,737	$8,809	$6,399	$332	$3,846	$7,809	$1,978	$37,808
Collective allowance to collective loans ratio	1.15%	3.25%	1.98%	1.15%	9.70%	1.08%	1.51%	1.67%	1.52%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.  At December 31, 2013, restructured loans totaled $20.0 million, of which $9.5 million were accruing and $10.5 million were non-accruing.  The Company has commitments to lend $5.5 million in additional funds on loans that have been restructured at December 31, 2013. Restructured loans at December 31, 2012 totaled $20.0 million, of which $10.1 million were accruing and $9.9 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2012 amounted to $5.1 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2013	2012	2011
Impaired loans with a specific allowance	$12,217	$27,526	$36,742
Impaired loans without a specific allowance	20,306	21,247	30,833
Total impaired loans	$32,523	$48,773	$67,575

Allowance for loan and lease losses related to impaired loans	$3,058	$5,149	$7,791
Allowance for loan and lease losses related to loans collectively evaluated	35,708	37,808	41,635
Total allowance for loan and lease losses	$38,766	$42,957	$49,426

Average impaired loans for the period	$38,379	$57,438	$68,377
Contractual interest income due on impaired loans during the period	$2,612	$4,433	$4,973
Interest income on impaired loans recognized on a cash basis	$1,374	$1,121	$1,523
Interest income on impaired loans recognized on an accrual basis	$473	$560	$325

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$374	$1,360	$749	$2,022	$-	$4,505
Restructured accruing	790	-	-	1,174	2,365	4,329
Restructured non-accruing	349	1,122	-	1,274	638	3,383
Balance	$1,513	$2,482	$749	$4,470	$3,003	$12,217

Allowance	$849	$1,031	$126	$426	$626	$3,058

Impaired loans without a specific allowance
Non-accruing	$1,532	$382	$5,440	$646	$-	$8,000
Restructured accruing	1,417	-	852	-	2,861	5,130
Restructured non-accruing	1,146	1,264	613	1,995	2,158	7,176
Balance	$4,095	$1,646	$6,905	$2,641	$5,019	$20,306

Total impaired loans
Non-accruing	$1,906	$1,742	$6,189	$2,668	$-	$12,505
Restructured accruing	2,207	-	852	1,174	5,226	9,459
Restructured non-accruing	1,495	2,386	613	3,269	2,796	10,559
Balance	$5,608	$4,128	$7,654	$7,111	$8,022	$32,523

Unpaid principal balance in total impaired loans	$7,943	$10,318	$12,351	$8,684	$8,650	$47,946

79

	2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,153	$5,451	$10,605	$8,386	$6,784	$38,379
Contractual interest income due on impaired loans during the period	$452	$654	$587	$692	$227
Interest income on impaired loans recognized on a cash basis	$238	$253	$75	$725	$83
Interest income on impaired loans recognized on an accrual basis	$133	$-	$30	$77	$233

	2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$2,514	$-	$10,219	$4,319	$-	$17,052
Restructured accruing	2,981	-	-	1,503	3,419	7,903
Restructured non-accruing	228	-	-	1,039	1,304	2,571
Balance	$5,723	$-	$10,219	$6,861	$4,723	$27,526

Allowance	$2,597	$-	$774	$598	$1,180	$5,149

Impaired loans without a specific allowance
Non-accruing	$1,846	$3,033	$577	$6,191	$-	$11,647
Restructured accruing	1,392	-	-	-	815	2,207
Restructured non-accruing	23	3,299	1,047	2,132	892	7,393
Balance	$3,261	$6,332	$1,624	$8,323	$1,707	$21,247

Total impaired loans
Non-accruing	$4,360	$3,033	$10,796	$10,510	$-	$28,699
Restructured accruing	4,373	-	-	1,503	4,234	10,110
Restructured non-accruing	251	3,299	1,047	3,171	2,196	9,964
Balance	$8,984	$6,332	$11,843	$15,184	$6,430	$48,773

Unpaid principal balance in total impaired loans	$11,506	$21,590	$15,405	$17,928	$6,904	$73,333

	2012
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$8,659	$12,270	$13,838	$16,172	$6,499	$57,438
Contractual interest income due on impaired loans during the period	$527	$1,222	$1,181	$1,391	$112
Interest income on impaired loans recognized on a cash basis	$121	$323	$175	$420	$82
Interest income on impaired loans recognized on an accrual basis	$257	$-	$-	$102	$201

Credit Quality
The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,400	$4,127	$6,802	$5,936	$-	$2,259	$5,735	$2,315	$30,574
Loans and leases 90 days past due	-	-	-	-	-	1	-	-	1
Restructured loans and leases	2,207	-	852	1,174	-	29	5,197	-	9,459
Total non-performing loans and leases	5,607	4,127	7,654	7,110	-	2,289	10,932	2,315	40,034
Other real estate owned	54	365	-	-	-	-	919	-	1,338
Total non-performing assets	$5,661	$4,492	$7,654	$7,110	$-	$2,289	$11,851	$2,315	$41,372

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,611	$6,332	$11,843	$13,681	$865	$2,410	$4,681	$3,125	$47,548
Loans and leases 90 days past due	24	-	-	209	-	14	-	-	247
Restructured loans and leases	4,373	-	-	1,503	-	31	4,203	-	10,110
Total non-performing loans and leases	9,008	6,332	11,843	15,393	865	2,455	8,884	3,125	57,905
Other real estate owned	1,829	-	220	2,396	-	-	1,401	80	5,926
Total non-performing assets	$10,837	$6,332	$12,063	$17,789	$865	$2,455	$10,285	$3,205	$63,831

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$382	$-	$5,826	$876	$4	$716	$4,119	$-	$11,923
61-90 days	1,142	-	-	2,540	-	176	208	-	4,066
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,524	-	5,826	3,416	4	893	4,327	-	15,990
Non-accrual loans and leases	3,400	4,127	6,802	5,936	-	2,259	5,735	2,315	30,574
Loans aquired with deteriorated credit quality	1,363	-	571	2,366	-	-	-	-	4,300
Current loans	350,364	156,569	538,979	581,105	699	370,505	608,319	126,862	2,733,402
Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266

81

	2012
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,138	$-	$2,020	$1,556	$7	$496	$5,443	$-	$11,660
61-90 days	212	-	-	1,809	68	101	1,603	-	3,793
> 90 days	24	-	-	209	-	14	-	-	247
Total past due	2,374	-	2,020	3,574	75	611	7,046	-	15,700
Non-accrual loans and leases	4,611	6,332	11,843	13,681	865	2,410	4,681	3,125	47,548
Loans aquired with deteriorated credit quality	1,978	332	949	3,941	-	-	-	-	7,200
Current loans	337,745	145,269	442,076	550,314	2,481	353,969	511,637	117,189	2,460,680
Total loans and leases	$346,708	$151,933	$456,888	$571,510	$3,421	$356,990	$523,364	$120,314	$2,531,128

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$324,941	$154,869	$523,901	$553,604	$1,557,315
Special Mention	16,166	-	2,944	15,702	34,812
Substandard	15,274	5,827	25,333	23,517	69,951
Doubtful	270	-	-	-	270
Total	$356,651	$160,696	$552,178	$592,823	$1,662,348

82

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

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$703	$371,368	$607,449	$126,862	$1,106,382
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,259	5,735	2,315	10,309
Restructured loans and leases	-	29	5,197	-	5,226
Total	$703	$373,657	$618,381	$129,177	$1,121,918

	2012
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$2,556	$354,535	$514,480	$117,189	$988,760
Non-performing:
90 days past due	-	14	-	-	14
Non-accruing	865	2,410	4,681	3,125	11,081
Restructured loans and leases	-	31	4,203	-	4,234
Total	$3,421	$356,990	$523,364	$120,314	$1,004,089

During the year ended December 31, 2013, the Company restructured $3.4 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2013 have specific reserves of $0.3 million at December 31, 2013.  For the year ended December 31, 2012, the Company restructured $4.9 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2012 had specific reserves of $1.2 million thousand at December 31, 2012.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$87	$-	$852	$-	$2,064	$3,003
Restructured non-accruing	425	-	-	-	-	425
Balance	$512	$-	$852	$-	$2,064	$3,428

Specific allowance	$141	$-	$-	$-	$-	$141

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2012
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$2,600	$-	$-	$1,014	$-	$3,614
Restructured non-accruing	-	-	-	-	1,304	1,304
Balance	$2,600	$-	$-	$1,014	$1,304	$4,918

Specific allowance	$552	$-	$-	$204	$467	$1,223

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned
Other real estate owned totaled $1.3 million and $5.9 million at December 31, 2013 and 2012, respectively.

Note 7 – Premises and Equipment
Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2013	2012
Land	$9,954	$9,954
Buildings and leasehold improvements	60,939	61,456
Equipment	39,756	38,510
Total premises and equipment	110,649	109,920
Less: accumulated depreciation and amortization	(64,733)	(61,594)
Net premises and equipment	$45,916	$48,326

Depreciation and amortization expense for premises and equipment amounted to $4.6 million, $4.5 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2013, 2012 and 2011 was $7.4 million, $6.6 million and $5.9 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2014	$6,256
2015	6,177
2016	5,331
2017	4,462
2018	3,496
Thereafter	19,946
Total minimum lease payments	$45,668

 Note 8 – Goodwill and Other Intangible Assets
The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2013			Weighted	2012			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,352)	$364	0.3 years	$9,716	$(7,964)	$1,752	1.3 years
Other identifiable intangibles	8,623	(7,657)	966	2.1 years	8,611	(7,200)	1,411	3.1 years
Total amortizing intangible assets	$18,339	$(17,009)	$1,330		$18,327	$(15,164)	$3,163

Goodwill	$84,171		$84,171		$84,808		$84,808

During the second quarter of 2013, goodwill associated with the 2012 acquisition of CommerceFirst Bancorp, Inc. was reduced by $0.6 million relating to a reduction in the liabilities which existed as of the acquisition date.

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2011	$62,636	$5,191	$8,989	$76,816
CommerceFirst acquisition	7,992	-	-	7,992
Balance December 31, 2012	70,628	5,191	8,989	84,808
Acquisition fair value adjustment	(637)	-	-	(637)
Balance December 31, 2013	$69,991	$5,191	$8,989	$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	$821
2015	372
2016	94
2017	16
Thereafter	27
Total amortizing intangible assets	$1,330

Note 9 – Deposits
The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2013	2012
Noninterest-bearing deposits	$836,198	$847,415
Interest-bearing deposits:
Demand	460,824	428,048
Money market savings	870,653	884,367
Regular savings	243,813	228,384
Time deposits of less than $100,000	263,636	307,445
Time deposits of $100,000 or more	202,101	217,375
Total interest-bearing deposits	2,041,027	2,065,619
Total deposits	$2,877,225	$2,913,034

Demand deposit overdrafts reclassified as loan balances were $1.3 million and $2.0 million at December 31, 2013 and 2012, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2014	$309,759
2015	87,668
2016	29,091
2017	21,640
2018	17,579
Total time deposits	$465,737

The Company's time deposits of $100,000 or more represented 7.0% of total deposits at December 31, 2013 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits—$100 thousand or more	$34,110	$26,547	$70,020	$71,424	$202,101

Interest expense on time deposits of $100,000 or more amounted to $1.7 million, $2.4 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 10 – Borrowings
Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$53,842	0.20%	$51,929	0.20%	$63,613	0.20%
Average for the Year:
Retail repurchase agreements	$55,769	0.26%	$63,864	0.28%	$73,543	0.26%
Maximum Month-end Balance:
Retail repurchase agreements	$59,410		$73,130		$79,529

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2013, the Company has an available line of credit for $1.2 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $847.2 million based on pledged collateral at prevailing market interest rates with $615 million borrowed against it at December 31, 2013.  At December 31, 2012, lines of credit totaled $1.2 billion under which $699.1 million was available based on pledged collateral with $440 million borrowed against it as of December 31, 2012.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $500.1 million, commercial loans amounting to $653.6 million, home equity lines of credit (“HELOC”) amounting to $309.2 million and multifamily loans amounting to $9.3 million at December 31, 2013 as collateral under the borrowing agreement with the FHLB.  At December 31, 2012 the Company had pledged collateral of qualifying mortgage loans of $399.1 million, commercial loans of $552.6 million, HELOC loans of $313.6 million and multifamily loans of $8.0 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $401.7 million and $411.6 million at December 31, 2013 and 2012, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $55.0 million and $55.0 million at December 31, 2013 and 2012, respectively.  At December 31, 2013 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2013		2012
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$210,000	0.18%	$35,058	0.36%
Two years	-	-	-	-
Three years	-	-	-	-
Four years	75,000	3.48	40,000	4.47
Five years	160,000	2.45	85,000	3.57
After five years	170,000	3.52	280,000	2.91
Total advances from FHLB	$615,000	2.09	$440,058	2.97

Note 11 – SUBORDINATED DEBENTURES
The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2013, the rate on the subordinated debt was 2.49%.  The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

Note 12 – Stockholders’ Equity
The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2013, there were 26,386 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2013, there were 229,909 shares available for issuance under this plan.

The Company re-approved the stock repurchase program in August 2013.  The current program permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  No shares were repurchased during 2013.  The stock repurchase program in effect prior to August 2013 permitted the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares.  No shares were repurchased during 2012.  During 2011, the Company repurchased 23,592 shares of common stock at an average price of $14.16 per share.

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

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2013, the Bank could have paid additional dividends of $67.2 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2013. There were no other loans outstanding between the Bank and the Company at December 31, 2013 and 2012, respectively.

In 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company sold Fixed Rate Cumulative Perpetual Preferred Stock that contained a liquidation preference and a warrant to purchase 651,547 shares of the Company’s common stock. The company completely redeemed the preferred shares in 2010. Under the stock sale agreement, the warrant was issued with an initial exercise price of $19.13 and a ten year term and was exercisable immediately, in whole or in part. The value of the warrant was allocated a portion of the $83.1 million in stock issuance proceeds based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.7 million and was recorded in additional paid-in capital in the consolidated statements of condition.  On February 23, 2011, the Company completed the redemption of the warrant issued for $4.5 million.  The redemption of the warrant resulted in a net reduction of additional paid-in capital of $0.8 million during the first quarter of 2011.

Note 13 – Share Based Compensation
At December 31, 2013, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan (“Omnibus Plan”), which is described below.

The Omnibus Plan provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board of directors.  The plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,050,038 are available for issuance at December 31, 2013, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2013	2012	2011
Dividend yield	2.80%	2.17%	1.72%
Weighted average expected volatility	53.87%	50.90%	46.87%
Weighted average risk-free interest rate	0.83%	1.14%	2.58%
Weighted average expected lives (in years)	5.34	5.35	5.70
Weighted average grant-date fair value	$7.99	$7.85	$7.76

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $1.5 million, $1.6 million and $1.3 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised in the years ended December 31, 2013, 2012 and 2011, respectively, was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2013.  That cost is expected to be recognized over a weighted average period of approximately 1.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.2 million as of December 31, 2013.  That cost is expected to be recognized over a weighted average period of approximately 2.9 years.  The fair value of the options vested during the years ended December 31, 2013, 2012 and 2011, was $0.2 million, $0.2 million and $0.3 million, respectively.

In the first quarter of 2013, 20,229 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant.  Additionally, 93,770 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.  There were no additional stock options or shares of restricted stock granted during the remainder of 2013.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2013	440,453	$29.17		$557
Granted	20,229	$20.26		$160
Exercised	(10,964)	$12.70		$118
Forfeited or expired	(141,917)	$37.72		$13
Balance at December 31, 2013	307,801	$25.23	2.4	$1,768

Exercisable at December 31, 2013	263,657	$26.19	1.9	$1,384

Weighted average fair value of options granted during the year		$7.99

A summary of the activity for the Company’s non-vested options for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Non-vested options at January 1, 2013	54,416	$7.56
Granted	20,229	$7.99
Vested	(29,110)	$7.34
Forfeited or expired	(1,391)	$7.85
Non-vested options at December 31, 2013	44,144	$7.89

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	224,005	$17.40
Granted	93,770	$20.26
Vested	(71,043)	$17.10
Forfeited	(19,668)	$18.20
Restricted stock at December 31, 2013	227,064	$18.61

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2013	2012
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$38,839	$32,387
Interest cost	1,550	1,534
Actuarial loss (gain)	(827)	137
Benefit payments	(524)	(702)
Payments due to settlements	(1,380)	-
Increase (decrease) related to discount rate change	(4,099)	5,483
Projected obligation at December 31	33,559	38,839
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	30,590	29,341
Actual return on plan assets	4,812	1,951
Contribution	-	-
Benefit payments	(2,158)	(702)
Fair value of plan assets at December 31	33,244	30,590

Funded status at December 31	$(315)	$(8,249)

Accumulated benefit obligation at December 31	$33,559	$38,839

Unrecognized net actuarial loss	$5,539	$14,879
Net periodic pension cost not yet recognized	$5,539	$14,879

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2013	2012	2011
Discount rate	4.77%	4.00%	4.75%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2013	2012	2011
Interest cost on projected benefit obligation	$1,550	$1,534	$1,541
Expected return on plan assets	(1,668)	(1,165)	(1,070)
Recognized net actuarial loss	1,255	1,194	1,159
Adjustment due to settlement accounting for termination liability	269	-	-
Net periodic benefit cost	$1,406	$1,563	$1,630

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2013	2012	2011
Discount rate	4.00%	4.75%	5.00%
Expected return on plan assets	5.50%	4.00%	4.50%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 5.50% reflects the Plan’s predominant investment of assets in equity securities and an analysis of the average rate of return of the S&P 500 index and 10 year U. S. Treasury bonds over the past 10 years.

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2011	$10,618
Additions during the year	443
Reclassifications due to recognition as net periodic pension cost	(1,159)
Increase related to change in discount rate assumption	1,337
Included in accumulated other comprehensive income (loss) as of December 31, 2011	11,239
Additions during the year	(649)
Reclassifications due to recognition as net periodic pension cost	(1,194)
Increase related to change in discount rate assumption	5,483
Included in accumulated other comprehensive income (loss) as of December 31, 2012.	14,879
Additions during the year	(3,969)
Reclassifications due to recognition as net periodic pension cost	(1,255)
Increase (decrease) related to change in discount rate assumption	(4,099)
Excess if distributions over reduction in projected benefit obligations	254
Loss recognized due to settlement	(271)
Included in accumulated other comprehensive income (loss) as of December 31, 2013	5,539
Applicable tax effect	(2,211)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2013	$3,328

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$(220)

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2013	2012	2011
Net actuarial loss	$(5,539)	$(14,879)	$(11,240)
Net periodic benefit cost not yet recognized	$(5,539)	$(14,879)	$(11,240)

Pension Plan Assets
The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2013	2012
Asset Category:
Cash and certificates of deposit	10.9%	11.1%
Equity Securities:	67.1	58.5
Debt Securities	22.0	30.4
Total pension plan sssets	100.0%	100.0%

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

Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for plan assets are 50-70% for equity securities, 30-40% for fixed income securities and 0-10% for cash funds and emerging market debt funds. This asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2013, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values
The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2013
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$3,486	$-	$-	$3,486
Equity Securities:
Industrials	3,916	-	-	3,916
Financials	1,765			1,765
Telecommunication services	1,401	-	-	1,401
Consumer	3,867	-	-	3,867
Health care	2,705	-	-	2,705
Information technology	3,705	-	-	3,705
Energy	2,496	-	-	2,496
Materials	1,383	-	-	1,383
Other	1,073	-	-	1,073
Total equity securities	22,311	-	-	22,311
Fixed income securities:
U. S. Government Agencies	-	-	-	-
Corporate bonds	-	7,310	-	7,310
Other	137	-	-	137
Total pension plan sssets	$25,934	$7,310	$-	$33,244

	2012
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$3,253	$-	$-	$3,253
Equity Securities:
Industrials	2,676	-	-	2,676
Financials	2,353			2,353
Telecommunication services	1,121	-	-	1,121
Consumer	3,515	-	-	3,515
Health care	1,900	-	-	1,900
Information technology	2,328	-	-	2,328
Energy	2,645	-	-	2,645
Materials	1,207	-	-	1,207
Other	156	-	-	156
Total equity securities	17,901	-	-	17,901
Fixed income securities:
U. S. Government Agencies	-	-	-	-
Corporate bonds	-	9,283	-	9,283
Other	153	-	-	153
Total pension plan sssets	$21,307	$9,283	$-	$30,590

Contributions
The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2014.

Estimated Future Benefit Payments
Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2014	$895
2015	977
2016	1,107
2017	1,251
2018	1,339
2019-2023	9,150

Cash and Deferred Profit Sharing Plan
The Sandy Spring Bancorp, Inc. Cash and Deferred Profit Sharing Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan  that are included in non-interest expenses totaled $1.7 million, $1.5 million and $ 1.4 million in 2013, 2012 and 2011, respectively.

Executive Incentive Retirement Plan
The Executive Incentive Retirement Plan is a defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2013, 2012 and 2011 were $0.3 million, $0.2 million, and $0.3 million, respectively.

Note 15 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2013	2012	2011
Letter of credit fees	$881	$992	$1,123
Extension fees	558	590	406
Other income	5,260	3,140	2,515
Total other non-interest income	$6,699	$4,722	$4,044

(In thousands)	2013	2012	2011
Professional fees	$4,479	$6,309	$4,942
Other real estate owned	(303)	905	2,412
Postage and delivery	1,299	1,255	1,257
Communications	1,606	1,596	1,433
Other expenses	9,129	8,348	7,598
Total other non-interest expense	$16,210	$18,413	$17,642

Note 16 – Income Taxes
The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2013	2012	2011
Current income taxes:
Federal	$15,391	$11,199	$6,840
State	3,824	2,913	2,327
Total current	19,215	14,112	9,167
Deferred income taxes:
Federal	2,743	3,116	5,640
State	605	817	1,038
Total deferred	3,348	3,933	6,678
Total income tax expense	$22,563	$18,045	$15,845

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2013	2012
Deferred Tax Assets:
Allowance for loan and lease losses	$15,479	$17,132
Employee benefits	1,606	1,505
Pension plan OCI	2,211	5,933
Deferred loan fees and costs	281	579
Non-qualified stock option expense	446	376
Losses on other real estate owned	123	756
Other than temporary impairment	323	323
Loan and deposit premium/discount	882	2,267
Depreciation	-	-
Reserve for recourse loans	200	199
Loss carryforward	132	88
Other	79	145
Gross deferred tax assets	21,762	29,304
Valuation allowance	(132)	(88)
Net deferred tax assets	21,630	29,216

Deferred Tax Liabilities:
Unrealized gains on investments available for sale	(237)	(13,436)
Pension plan costs	(2,086)	(2,644)
Depreciation	(547)	(704)
Intangible assets	(785)	(568)
Bond accretion	(105)	(109)
Other	(16)	(16)
Gross deferred tax liabilities	(3,776)	(17,477)
Net deferred tax asset	$17,854	$11,739

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2013		2012		2011
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$23,445	35.0%	$19,110	35.0%	$17,481	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(3,185)	(4.7)	(2,927)	(5.4)	(2,945)	(5.9)
Bank-owned life insurance	(875)	(1.3)	(916)	(1.7)	(923)	(1.9)
State income taxes, net of federal income tax benefits	2,879	4.3	2,424	4.4	2,187	4.4
Other, net	299	0.4	354	0.7	45	0.1
Total income tax expense (benefit) and rate	$22,563	33.7%	$18,045	33.0%	$15,845	31.7%

The increase in the effective tax rate over the three year period was due primarily to the increase in income before taxes compared to the amount of tax exempt income.

Note 17 – Net Income per Common Share
The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2013	2012	2011
Net income	$44,422	$36,554	$34,102
Less: Dividends - preferred stock	-	-	-
Net income available to common stockholders	$44,422	$36,554	$34,102

Basic:
Basic weighted average EPS shares	24,961	24,573	24,083

Basic net income per share	$1.78	$1.49	$1.42
Basic net income per common share	1.78	1.49	1.42

Diluted:
Basic weighted average EPS shares	24,961	24,573	24,083
Dilutive common stock equivalents	114	84	66
Dilutive EPS shares	25,075	24,657	24,149

Diluted net income per share	$1.77	$1.48	$1.41
Diluted net income per common share	1.77	1.48	1.41

Anti-dilutive shares	164	421	621

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)
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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2011	$3,764	$(6,384)	$(2,620)
Period change, net of tax	16,242	(374)	15,868
Balance at December 31, 2011	20,006	(6,758)	13,248
Period change, net of tax	252	(2,188)	(1,936)
Balance at December 31, 2012	20,258	(8,946)	11,312
Period change, net of tax	(19,900)	5,618	(14,282)
Balance at December 31, 2013	$358	$(3,328)	$(2,970)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$115	$459	$292
Income before taxes	115	459	292
Tax expense	46	183	116
Net income	$69	$276	$176

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$9,340	$(3,639)	$(622)
Income before taxes	9,340	(3,639)	(622)
Tax expense	3,722	(1,451)	(248)
Net income	$5,618	$(2,188)	$(374)

(1)  This amount is included in the computation of net periodic benefit cost, see Note 14

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2013	2012
Commercial	$184,083	$186,014
Real estate-development and construction	100,826	79,480
Real estate-residential mortgage	13,908	56,445
Lines of credit, principally home equity and business lines	710,202	667,186
Standby letters of credit	59,745	72,008
Total Commitments to extend credit and available credit lines	$1,068,764	$1,061,133

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2013 and 2012, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2013
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$23,200	$(1,608)	4.6	3.30%	5.03%
Pay Variable/Receive Fixed Swaps	23,200	1,608	4.6	5.03%	3.30%
Total Swaps	$46,400	$-	4.6	4.17%	4.17%

	2012
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$17,949	$(1,280)	2.7	2.44%	5.41%
Pay Variable/Receive Fixed Swaps	17,949	1,280	2.7	5.41%	2.44%
Total Swaps	$35,898	$-	2.7	3.92%	3.92%

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

Trust preferred securities
In active markets, these types of instruments are valued based on quoted market prices that are readily accessible at the measurement date and are classified within Level 1 of the fair value hierarchy. Positions that are not traded in active markets or are subject to transfer restrictions are valued or adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management uses a process that employs certain assumptions to determine the present value. For further information, refer to Note 4 – Investments. Positions that are not traded in active markets or are subject to transfer restrictions are classified within Level 3 of the fair value hierarchy.

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

	2013
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$8,365	$-	$8,365
Investments available-for-sale:
U.S. government agencies	-	139,466	-	139,466
State and municipal	-	165,428	-	165,428
Mortgage-backed	-	442,250	-	442,250
Corporate debt	-	2,004	-	2,004
Trust preferred	-	-	1,413	1,413
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,608	-	1,608

Liabilities
Interest rate swap agreements	$-	$(1,608)	$-	$(1,608)

	2012
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$36,149	$-	$36,149
Investments available-for-sale:
U.S. government agencies	-	156,428	-	156,428
State and municipal	-	174,491	-	174,491
Mortgage-backed	-	490,479	-	490,479
Corporate debt	-	1,996	-	1,996
Trust preferred	-	-	1,465	1,465
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,280	-	1,280

Liabilities
Interest rate swap agreements	$-	$(1,280)	$-	$(1,280)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2013	$1,465
Total unrealized losses included in other comprehensive income (loss)	(52)
Balance at December 31, 2013	$1,413

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

	2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$29,465	$29,465	$(5,403)
Other real estate owned	-	-	1,338	1,338	(309)
Total	$-	$-	$30,803	$30,803	$(5,712)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$43,624	$43,624	$(6,730)
Other real estate owned	-	-	5,926	5,926	(188)
Total	$-	$-	$49,550	$49,550	$(6,918)

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At December 31, 2013, impaired loans totaling $32.5 million were written down to fair value of $29.5 million as a result of specific loan loss allowances of $3.0 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $48.8 million were written down to fair value of $43.6 million at December 31, 2012 as a result of specific loan loss allowances of $5.2 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$224,638	$216,007	$-	$216,007	$-
Other equity securities	40,687	40,687	-	40,687	-
Loans, net of allowance	2,784,266	2,692,877	-	-	2,692,877
Other assets	86,213	86,213	-	86,213	-

Financial Liabilities
Time Deposits	$465,737	$465,392	$-	$465,392	$-
Securities sold under retail repurchase agreements and federal funds purchased	53,842	53,842	-	53,842	-
Advances from FHLB	615,000	641,901	-	641,901	-
Subordinated debentures	35,000	11,376	-	-	11,376

			Fair Value Measurements
	2012		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity	$215,814	$222,024	$-	$222,024	$-
Other equity securities	33,636	33,636	-	33,636	-
Loans, net of allowance	2,488,171	2,453,314	-	-	2,453,314
Other assets	83,714	83,714	-	83,714	-

Financial Liabilities
Time Deposits	$524,820	$528,074	$-	$528,074	$-
Securities sold under retail repurchase agreements and federal funds purchased	86,929	86,929	-	86,929	-
Advances from FHLB	405,058	451,408	-	451,408	-
Subordinated debentures	35,000	9,919	-	-	9,919

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2013 and 2012, respectively, as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Accrued interest payable: The carrying value of accrued interest payable approximates fair value due to the short-term duration and has been excluded from the previous table.

Note 22 – Parent Company Financial Information
Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statements of Condition

	December 31,
(In thousands)	2013	2012
Assets
Cash and cash equivalents	$11,551	$10,035
Investments available for sale (at fair value)	723	723
Investment in subsidiary	487,231	472,938
Loan to subsidiary	35,000	35,000
Dividend receivable from subsidiary	-	-
Other assets	335	338
Total assets	$534,840	$519,034

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	477	522
Total liabilities	35,477	35,522
Stockholders’ Equity
Common stock	24,990	24,905
Additional paid in capital	193,445	191,689
Retained earnings	283,898	255,606
Accumulated other comprehensive income (loss)	(2,970)	11,312
Total stockholders’ equity	499,363	483,512
Total liabilities and stockholders’ equity	$534,840	$519,034

Statements of Income

	Year Ended December 31,
(In thousands)	2013	2012	2011
Income:
Cash dividends from subsidiary	$16,585	$12,028	$21,339
Other income	931	982	945
Total income	17,516	13,010	22,284
Expenses:
Interest	895	959	913
Other expenses	1,044	1,003	784
Total expenses	1,939	1,962	1,697
Income before income taxes and equity in undistributed income of subsidiary	15,577	11,048	20,587
Income tax benefit	(271)	(221)	(210)
Income before equity in undistributed income of subsidiary	15,848	11,269	20,797
Equity in undistributed income of subsidiary	28,574	25,285	13,305
Net income	44,422	36,554	34,102
Preferred stock dividends and discount accretion	-	-	-
Net income available to common shareholders	$44,422	$36,554	$34,102

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$44,422	$36,554	$34,102
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(28,574)	(25,285)	(13,305)
Dividends receivable from subsidiary bank			(13,000)
Share based compensation expense	1,688	1,451	1,207
Net change in other liabilities	(44)	(158)	(184)
Decrease in dividends receivable	-	13,000	-
Other-net	1	(10,804)	(87)
Net cash provided by operating activities	17,493	14,758	8,733
Cash Flows from Investing Activities:
Purchase of investment available-for-sale	-	(511)	-
Acquistion of business activity, net of cash acquired	-	(849)	-
Net cash used by investing activities	-	(1,360)	-
Cash Flows from Financing Activities:
Redemption of preferred stock	-	-	-
Redemption of stock warrant	-	-	(4,449)
Proceeds from issuance of common stock	153	99	314
Tax benefit from stock options exercised	-	102	91
Repurchase of common stock	-	-	(334)
Dividends paid	(16,130)	(11,890)	(8,259)
Net cash provided (used) by financing activities	(15,977)	(11,689)	(12,637)
Net increase (decrease) in cash and cash equivalents	1,516	1,709	(3,904)
Cash and cash equivalents at beginning of year	10,035	8,326	12,230
Cash and cash equivalents at end of year	$11,551	$10,035	$8,326

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2013 and 2012, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total Capital to risk-weighted assets
Company	$491,239	15.65%	$251,060	8.00%	N/A	N/A
Sandy Spring Bank	$478,023	15.25%	$250,817	8.00%	$313,521	10.00%
Tier 1 Capital to risk-weighted assets
Company	$452,473	14.42%	$125,530	4.00%	N/A	N/A
Sandy Spring Bank	$404,258	12.89%	$125,408	4.00%	$188,112	6.00%
Tier 1 Leverage
Company	$452,473	11.32%	$119,939	3.00%	N/A	N/A
Sandy Spring Bank	$404,258	10.12%	$119,866	3.00%	$199,777	5.00%

As of December 31, 2012:
Total Capital to risk-weighted assets
Company	$456,791	15.40%	$237,308	8.00%	N/A	N/A
Sandy Spring Bank	$445,097	15.02%	$237,066	8.00%	$296,332	10.00%
Tier 1 Capital to risk-weighted assets
Company	$419,639	14.15%	$118,654	4.00%	N/A	N/A
Sandy Spring Bank	$372,983	12.59%	$118,533	4.00%	$177,799	6.00%
Tier 1 Leverage
Company	$419,639	10.98%	$114,628	3.00%	N/A	N/A
Sandy Spring Bank	$372,983	9.77%	$114,553	3.00%	$190,922	5.00%

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities for the years ended December 31, 2013, 2012 and 2011, amounted to $1.4 million, $1.4 million and $1.4 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2013, 2012 and 2011, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $967 million in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2013, 2012 and 2011, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$149,347	$9	$16	$(25)	$149,347
Interest expense	19,458	-	-	(25)	19,433
Provision (credit) for loan and lease losses	(1,084)	-	-	-	(1,084)
Non-interest income	36,588	5,280	6,284	(641)	47,511
Non-interest expenses	104,392	4,392	3,381	(641)	111,524
Income before income taxes	63,169	897	2,919	-	66,985
Income tax expense	21,060	363	1,140	-	22,563
Net income	$42,109	$534	$1,779	$-	$44,422

Assets	$4,143,368	$13,990	$18,132	$(69,390)	$4,106,100

	2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$143,870	$8	$12	$(20)	$143,870
Interest expense	22,671	-	-	(20)	22,651
Provision for loan and lease losses	3,649	-	-	-	3,649
Noninterest income	42,312	4,837	5,620	(5,813)	46,956
Noninterest expenses	108,421	4,190	3,129	(5,813)	109,927
Income before income taxes	51,441	655	2,503	-	54,599
Income tax expense	16,807	266	972	-	18,045
Net income	$34,634	$389	$1,531	$-	$36,554

Assets	$3,964,926	$13,452	$16,341	$(39,513)	$3,955,206

	2011
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$139,531	$5	$8	$(74)	$139,470
Interest expense	26,598	-	-	(74)	26,524
Provision for loan and lease losses	1,428	-	-	-	1,428
Noninterest income	33,768	5,142	5,400	(810)	43,500
Noninterest expenses	98,320	4,450	3,111	(810)	105,071
Income before income taxes	46,953	697	2,297	-	49,947
Income tax expense	14,667	283	895	-	15,845
Net income	$32,286	$414	$1,402	$-	$34,102

Assets	$3,742,916	$13,067	$14,806	$(59,419)	$3,711,370

Note 25 – Quarterly Financial Results (unaudited)
A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2013
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$36,279	$35,779	$40,180	$37,109
Interest expense	4,953	4,847	4,874	4,759
Net interest income	31,326	30,932	35,306	32,350
Provision (credit) for loan and lease losses	78	(2,876)	1,128	586
Noninterest income	12,419	12,215	11,223	11,654
Noninterest expense	27,823	27,508	26,893	29,300
Income before income taxes	15,844	18,515	18,508	14,118
Income tax expense	5,286	6,353	6,419	4,505
Net income	$10,558	$12,162	$12,089	$9,613

Basic net income per share	$0.42	$0.49	$0.48	$0.38
Diluted net income per share	$0.42	$0.49	$0.48	$0.38

	2012
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,615	$35,558	$37,495	$36,202
Interest expense	5,910	5,749	5,710	5,282
Net interest income	28,705	29,809	31,785	30,920
Provision. for loan and lease losses	664	1,585	232	1,168
Noninterest income	10,974	11,493	12,242	12,247
Noninterest expense	26,683	28,858	27,167	27,219
Income before income taxes	12,332	10,859	16,628	14,780
Income tax expense	3,856	3,652	5,638	4,899
Net income	$8,476	$7,207	$10,990	$9,881

Basic net income per share	$0.35	$0.30	$0.44	$0.40
Diluted net income per share	$0.35	$0.30	$0.44	$0.40

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES
Fourth Quarter 2013 Changes In Internal Controls Over Financial Reporting
No change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2013. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s annual report on internal control over financial reporting is located on page 54 of this report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The material labeled “Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 15 of this Report.

Item 11.  Executive Compensation

The material labeled "Corporate Governance and Other Matters," "Executive Compensation," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 24.

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

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

Consolidated Statements of Condition at December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidates Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Reports of Registered Public Accounting Firm

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

10(a)*	Amended and Restated Sandy Spring Bancorp, Inc., Cash and Deferred Profit Sharing Plan and Trust	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1997, SEC File No. 0-19065.

10(b)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065.

10(c)*	Sandy Spring Bancorp, Inc. 1999 Stock Option Plan	Exhibit 4 to Registration Statement on Form S-8, Registration Statement No. 333-81249.

10(d)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.

10(e)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(f)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

10(g)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.

10(h)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-117330.

10(i)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.

10(j)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.

Exhibit No.	Description	Incorporated by Reference to:
10(k)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065.

10(l)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065

10(m)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.

10(n)*	Executive Team Incentive Plan	Exhibit 10.1 to Form 8-K filed on March 31, 2011, SEC File No. 0-19065

10(o)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider Dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(p)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua Dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(q)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. Dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(r)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres Dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(s)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Jeffrey A. Welch Dated March 9, 2012	Exhibit 10.5 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.

10(t)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall Dated March 7, 2013

21	Subsidiaries

23(a)	Consent of Ernst and Young LLP

23(b)	Consent of Grant Thornton LLP

31(a)	Rule 13a-14(a)/15d-14(a) Certification

31(b)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	18 U.S.C. Section 1350 Certification

32(b)	18 U.S.C. Section 1350 Certification

Exhibit No.	Description	Incorporated by Reference to:
101
The following materials from the Sandy Spring Bancorp, Inc. Annual report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2014.

Principal Executive Officer and Director:	Principal Financial and Accounting Officer:
/s/ Daniel J. Schrider	/s/ Philip J. Mantua
Daniel J. Schrider	Philip J. Mantua
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Signature	Title

/s/ Ralph F. Boyd, Jr	Director
Ralph F. Boyd, Jr.

/s/ Mark E. Friis	Director
Mark E. Friis

/s/ Susan D. Goff	Director
Susan D. Goff

/s/ Robert E. Henel, Jr.	Director
Robert E. Henel, Jr.

/s/ Pamela A. Little	Director
Pamela A. Little

/s/ Gary G. Nakamoto	Director
Gary G. Nakamoto

/s/ Robert L. Orndorff	Director
Robert L. Orndorff

/s/ Craig A. Ruppert	Director
Craig A. Ruppert

/s/ Dennis A. Starliper	Director
Dennis A. Starliper

/s/ Mei Xu	Director
Mei Xu

