Form 10-Q
period 2014-03-31
SANDY SPRING BANCORP INC
filed 2014-05-09
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes ☐    No ☒

The number of outstanding shares of common stock outstanding as of May 7, 2014.

Common stock, $1.00 par value – 25,058,633 shares

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

Forward-looking statements reflect the Company’s expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2013 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

PART I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and due from banks	$58,448	$46,755
Federal funds sold	474	475
Interest-bearing deposits with banks	57,273	27,197
Cash and cash equivalents	116,195	74,427
Residential mortgage loans held for sale (at fair value)	3,079	8,365
Investments available-for-sale (at fair value)	736,270	751,284
Investments held-to-maturity — fair value of $220,693 and $216,007 at March 31, 2014 and December 31, 2013, respectively	223,747	224,638
Other equity securities	37,567	40,687
Total loans and leases	2,832,813	2,784,266
Less: allowance for loan and lease losses	(38,026)	(38,766)
Net loans and leases	2,794,787	2,745,500
Premises and equipment, net	45,644	45,916
Other real estate owned	1,619	1,338
Accrued interest receivable	12,288	12,532
Goodwill	84,171	84,171
Other intangible assets, net	960	1,330
Other assets	112,671	115,912
Total assets	$4,168,998	$4,106,100

Liabilities
Noninterest-bearing deposits	$882,169	$836,198
Interest-bearing deposits	2,077,026	2,041,027
Total deposits	2,959,195	2,877,225
Securities sold under retail repurchase agreements and federal funds purchased	67,038	53,842
Advances from FHLB	569,000	615,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	28,379	25,670
Total liabilities	3,658,612	3,606,737

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 25,043,482 and 24,990,021 at March 31, 2014 and December 31, 2013, respectively	25,043	24,990
Additional paid in capital	193,708	193,445
Retained earnings	290,285	283,898
Accumulated other comprehensive income	1,350	(2,970)
Total stockholders' equity	510,386	499,363
Total liabilities and stockholders' equity	$4,168,998	$4,106,100

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest Income:
Interest and fees on loans and leases	$29,734	$29,646
Interest on loans held for sale	59	353
Interest on deposits with banks	20	19
Interest and dividends on investment securities:
Taxable	4,116	3,934
Exempt from federal income taxes	2,321	2,327
Total interest income	36,250	36,279
Interest Expense:
Interest on deposits	1,184	1,455
Interest on retail repurchase agreements and federal funds purchased	38	49
Interest on advances from FHLB	3,218	3,223
Interest on subordinated debt	218	226
Total interest expense	4,658	4,953
Net interest income	31,592	31,326
Provision for loan and lease losses	(982)	78
Net interest income after provision for loan and lease losses	32,574	31,248
Non-interest Income:
Investment securities gains	-	56
Service charges on deposit accounts	1,972	2,069
Mortgage banking activities	316	1,527
Wealth management income	4,466	4,042
Insurance agency commissions	1,640	1,349
Income from bank owned life insurance	598	612
Visa check fees	978	957
Other income	1,279	1,807
Total non-interest income	11,249	12,419
Non-interest Expenses:
Salaries and employee benefits	16,355	16,346
Occupancy expense of premises	3,472	3,182
Equipment expenses	1,256	1,249
Marketing	542	515
Outside data services	1,216	1,152
FDIC insurance	520	596
Amortization of intangible assets	370	461
Other expenses	3,818	4,322
Total non-interest expenses	27,549	27,823
Income before income taxes	16,274	15,844
Income tax expense	5,346	5,286
Net income	$10,928	$10,558

Net Income Per Share Amounts:
Basic net income per share	$0.44	$0.42
Diluted net income per share	$0.43	$0.42
Dividends declared per common share	$0.18	$0.14

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$10,928	$10,558
Other comprehensive income (loss):
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	7,132	(3,046)
Related income tax (expense) benefit	(2,823)	1,215
Net investment gains reclassified into earnings	-	56
Related income tax expense	-	(23)
Net effect on other comprehensive income (loss) for the period	4,309	(1,798)

Defined benefit pension plan:
Recognition of unrealized gain	48	364
Related income tax benefit	(37)	(146)
Net effect on other comprehensive income (loss) for the period	11	218
Total other comprehensive income (loss)	4,320	(1,580)
Comprehensive income	$15,248	$8,978

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$10,928	$10,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,915	2,012
Provision (credit) for loan and lease losses	(982)	78
Share based compensation expense	395	318
Deferred income tax expense	740	1,111
Origination of loans held for sale	(23,379)	(97,722)
Proceeds from sales of loans held for sale	29,062	87,010
Gains on sales of loans held for sale	(397)	(1,522)
Loss on sales of other real estate owned	-	123
Investment securities gains	-	(56)
Net decrease (increase) in accrued interest receivable	244	(534)
Net (increase) decrease in other assets	(5,994)	3,198
Net increase (decrease) in accrued expenses and other liabilities	7,906	(232)
Other – net	1,318	1,940
Net cash provided by operating activities	21,756	6,282
Investing activities:
Purchases of other equity securities	3,120	-
Purchases of investments available-for-sale	-	(11,470)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	-	2,399
Proceeds from maturities, calls and principal payments of investments held-to-maturity	671	4,269
Proceeds from maturities, calls and principal payments of investments available-for-sale	21,118	66,715
Net increase in loans and leases	(48,587)	(35,822)
Proceeds from the sales of other real estate owned	-	731
Expenditures for premises and equipment	(856)	(551)
Net cash provided (used) in investing activities	(24,534)	26,271
Financing activities:
Net increase in deposits	81,970	6,174
Net increase (decrease) in retail repurchase agreements and federal funds purchased	13,196	(36,627)
Proceeds from advances from FHLB	530,000	-
Repayment of advances from FHLB	(576,000)	(58)
Proceeds from issuance of common stock	(79)	(343)
Dividends paid	(4,541)	(3,519)
Net cash provided (used) by financing activities	44,546	(34,373)
Net increase (decrease) in cash and cash equivalents	41,768	(1,820)
Cash and cash equivalents at beginning of period	74,427	86,406
Cash and cash equivalents at end of period	$116,195	$84,586

Supplemental Disclosures:
Interest payments	$4,712	$5,189
Income tax payments	10	-
Transfers from loans to other real estate owned	281	92

The accompanying notes are an integral part of these statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income	Equity
Balances at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income			10,928		10,928
Other comprehensive loss, net of tax				4,320	4,320
Common stock dividends - $0.18 per share			(4,541)		(4,541)
Stock compensation expense		395			395
Common stock issued pursuant to:					-
Stock option plan - 6,671 shares	7	83			90
Employee stock purchase plan - 5,650 shares	5	116			121
Restricted stock - 41,140 shares	41	(331)			(290)
Balances at March 31, 2014	$25,043	$193,708	$290,285	$1,350	$510,386

Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income			10,558		10,558
Other comprehensive loss, net of tax				(1,580)	(1,580)
Common stock dividends - $0.14 per share			(3,519)		(3,519)
Stock compensation expense		318			318
Common stock issued pursuant to:					-
Employee stock purchase plan - 6,349 shares	7	99			106
Restricted stock - 43,151 shares	43	(491)			(448)
Balances at March 31, 2013	$24,955	$191,615	$262,645	$9,732	$488,947

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report on Form 10-K.

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

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$147,711	$10	$(5,272)	$142,449	$147,688	$-	$(8,222)	$139,466
State and municipal	158,427	8,092	(28)	166,491	159,524	6,060	(156)	165,428
Mortgage-backed	418,334	10,678	(5,532)	423,480	439,054	10,188	(6,992)	442,250
Corporate debt	2,000	3	-	2,003	2,000	4	-	2,004
Trust preferred	1,348	-	(224)	1,124	1,701	-	(288)	1,413
Total debt securities	727,820	18,783	(11,056)	735,547	749,967	16,252	(15,658)	750,561
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$728,543	$18,783	$(11,056)	$736,270	$750,690	$16,252	$(15,658)	$751,284

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2014 are not the result of credit related events but due to changes in interest rates. These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2014 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($196.9 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($226.5 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At March 31, 2014, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.3 million with a fair value of $1.1 million. The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

The income valuation approach technique (present value) used maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

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

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended March 31, 2014. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at March 31, 2014. This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2014.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds. Given recent performance, it is not expected that the senior tranche will receive its full interest and principal at the bond’s maturity date;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through March 31, 2014	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$139,156	$5,272	$-	$5,272
State and municipal	4	2,966	28	-	28
Mortgage-backed	26	151,197	5,062	470	5,532
Trust preferred	1	1,124	-	224	224
Total	45	$294,443	$10,362	$694	$11,056

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	15	$139,466	$8,222	$-	$8,222
State and municipal	12	11,680	156	-	156
Mortgage-backed	30	169,377	6,865	127	6,992
Trust preferred	1	1,413	-	288	288
Total	58	$321,936	$15,243	$415	$15,658

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

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,080	$2,083	$2,080	$2,085
Due after one year through five years	16,024	16,690	12,766	13,285
Due after five years through ten years	384,578	389,461	392,389	392,339
Due after ten years	325,138	327,313	342,732	342,852
Total debt securities available for sale	$727,820	$735,547	$749,967	$750,561

At March 31, 2014 and December 31, 2013, investments available-for-sale with a book value of $200.0 million and $186.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2014 and December 31, 2013.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,507	$-	$(3,010)	$61,497	$64,505	$-	$(4,827)	$59,678
State and municipal	159,012	2,786	(2,857)	158,941	159,889	1,920	(5,753)	156,056
Mortgage-backed	228	27		255	244	29	-	273
Total investments held-to-maturity	$223,747	$2,813	$(5,867)	$220,693	$224,638	$1,949	$(10,580)	$216,007

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$61,496	$3,010	$-	$3,010
State and municipal	89	79,377	2,533	324	2,857
Total	97	$140,873	$5,543	$324	$5,867

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$59,678	$4,827	$-	$4,827
State and municipal	113	94,243	5,366	387	5,753
Total	121	$153,921	$10,193	$387	$10,580

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,690	$1,695	$1,720	$1,725
Due after one year through five years	1,564	1,569	3,249	3,269
Due after five years through ten years	145,655	144,499	139,033	135,074
Due after ten years	74,838	72,930	80,636	75,939
Total debt securities held-to-maturity	$223,747	$220,693	$224,638	$216,007

At March 31, 2014 and December 31, 2013, investments held-to-maturity with a book value of $167.3 million and $165.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2014 and December 31, 2013.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2014	December 31, 2013
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	29,298	32,418
Total equity securities	$37,567	$40,687

Note 3 – Loans and Leases

Outstanding loan balances at March 31, 2014 and December 31, 2013 are net of unearned income including net deferred loan costs of $0.5 million and $0.7 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2014	December 31, 2013
Residential real estate:
Residential mortgage	$640,939	$618,381
Residential construction	143,109	129,177
Commercial real estate:
Commercial owner occupied real estate	582,472	592,823
Commercial investor real estate	573,634	552,178
Commercial acquisition, development and construction	163,343	160,696
Commercial Business	348,180	356,651
Leases	439	703
Consumer	380,697	373,657
Total loans and leases	$2,832,813	$2,784,266

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of year	$38,766	$42,957
Provision for loan and lease losses	(982)	78
Loan and lease charge-offs	(717)	(3,108)
Loan and lease recoveries	959	1,319
Net charge-offs	242	(1,789)
Balance at period end	$38,026	$41,246

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,245)	346	(550)	413	(2)	254	(115)	(83)	(982)
Charge-offs	(126)	-	-	-	-	(368)	(223)	-	(717)
Recoveries	894	-	5	-	-	37	20	3	959
Net charge-offs	768	-	5	-	-	(331)	(203)	3	242
Balance at end of period	$5,831	$4,100	$8,718	$6,721	$14	$4,065	$7,501	$1,076	$38,026

Total loans and leases	$348,180	$163,343	$573,634	$582,472	$439	$380,697	$640,939	$143,109	$2,832,813
Allowance for loans and leases to total loans and leases ratio	1.67%	2.51%	1.52%	1.15%	3.19%	1.07%	1.17%	0.75%	1.34%

Balance of loans specifically evaluated for impairment	$5,041	$4,133	$9,458	$7,150	na.	$28	$6,116	$1,849	$33,775
Allowance for loans specifically evaluated for impairment	$1,311	$1,167	$152	$412	na.	na.	$604	$-	$3,646
Specific allowance to specific loans ratio	26.01%	28.24%	1.61%	5.76%	na.	na.	9.88%	0.00%	10.79%

Balance of loans collectively evaluated	$343,139	$159,210	$564,176	$575,322	$439	$380,669	$634,823	$141,260	$2,799,038
Allowance for loans collectively evaluated	$4,520	$2,933	$8,566	$6,309	$14	$4,065	$6,897	$1,076	$34,380
Collective allowance to collective loans ratio	1.32%	1.84%	1.52%	1.10%	3.19%	1.07%	1.09%	0.76%	1.23%

	For the Year Ended December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,910	(3,978)	1,100	(874)	(326)	1,951	329	(1,196)	(1,084)
Charge-offs	(2,915)	(85)	(4,774)	(240)	-	(1,853)	(1,194)	(104)	(11,165)
Recoveries	818	3,080	3,354	425	10	198	162	11	8,058
Net charge-offs	(2,097)	2,995	(1,420)	185	10	(1,655)	(1,032)	(93)	(3,107)
Balance at end of period	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766

Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266
Allowance for loans and leases to total loans and leases ratio	1.77%	2.34%	1.68%	1.06%	2.28%	1.11%	1.26%	0.89%	1.39%

Balance of loans specifically evaluated for impairment	$5,608	$4,128	$7,654	$7,111	na.	$29	$6,141	$1,852	$32,523
Allowance for loans specifically evaluated for impairment	$849	$1,031	$126	$426	na.	na.	$626	$-	$3,058
Specific allowance to specific loans ratio	15.14%	24.98%	1.65%	5.99%	na.	na.	10.19%	0.00%	9.40%

Balance of loans collectively evaluated	$351,043	$156,568	$544,524	$585,712	$703	$373,628	$612,240	$127,325	$2,751,743
Allowance for loans collectively evaluated	$5,459	$2,723	$9,137	$5,882	$16	$4,142	$7,193	$1,156	$35,708
Collective allowance to collective loans ratio	1.56%	1.74%	1.68%	1.00%	2.28%	1.11%	1.17%	0.91%	1.30%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2014	December 31, 2013
Impaired loans with a specific allowance	$12,327	$12,217
Impaired loans without a specific allowance	21,448	20,306
Total impaired loans	$33,775	$32,523

Allowance for loan and lease losses related to impaired loans	$3,646	$3,058
Allowance for loan and lease losses related to loans collectively evaluated	34,380	35,708
Total allowance for loan and lease losses	$38,026	$38,766

Average impaired loans for the period	$33,151	$38,379
Contractual interest income due on impaired loans during the period	$866	$2,612
Interest income on impaired loans recognized on a cash basis	$205	$1,374
Interest income on impaired loans recognized on an accrual basis	$93	$473

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,080	$1,477	$411	$2,022	$960	$5,950
Restructured accruing	683	-	-	-	1,394	2,077
Restructured non-accruing	260	1,163	-	2,249	628	4,300
Balance	$2,023	$2,640	$411	$4,271	$2,982	$12,327

Allowance	$1,311	$1,167	$152	$412	$604	$3,646

Impaired loans without a specific allowance
Non-accruing	$813	$-	$6,263	$913	$793	$8,782
Restructured accruing	1,086	-	2,174	-	2,074	5,334
Restructured non-accruing	1,119	1,493	610	1,966	2,144	7,332
Balance	$3,018	$1,493	$9,047	$2,879	$5,011	$21,448

Total impaired loans
Non-accruing	$1,893	$1,477	$6,674	$2,935	$1,753	$14,732
Restructured accruing	1,769	-	2,174	-	3,468	7,411
Restructured non-accruing	1,379	2,656	610	4,215	2,772	11,632
Balance	$5,041	$4,133	$9,458	$7,150	$7,993	$33,775

Unpaid principal balance in total impaired loans	$6,765	$10,357	$14,171	$8,759	$8,368	$48,420

	March 31, 2014

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,325	$4,131	$8,556	$7,131	$8,008	$33,151
Contractual interest income due on impaired loans during the period	$95	$177	$188	$229	$177
Interest income on impaired loans recognized on a cash basis	$65	$27	$17	$84	$12
Interest income on impaired loans recognized on an accrual basis	$29	$-	$28	$-	$36

	December 31, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$374	$1,360	$749	$2,022	$-	$4,505
Restructured accruing	790	-	-	1,174	2,365	4,329
Restructured non-accruing	349	1,122	-	1,274	638	3,383
Balance	$1,513	$2,482	$749	$4,470	$3,003	$12,217

Allowance	$849	$1,031	$126	$426	$626	$3,058

Impaired loans without a specific allowance
Non-accruing	$1,532	$382	$5,440	$646	$-	$8,000
Restructured accruing	1,417	-	852	-	2,861	5,130
Restructured non-accruing	1,146	1,264	613	1,995	2,158	7,176
Balance	$4,095	$1,646	$6,905	$2,641	$5,019	$20,306

Total impaired loans
Non-accruing	$1,906	$1,742	$6,189	$2,668	$-	$12,505
Restructured accruing	2,207	-	852	1,174	5,226	9,459
Restructured non-accruing	1,495	2,386	613	3,269	2,796	10,559
Balance	$5,608	$4,128	$7,654	$7,111	$8,022	$32,523

Unpaid principal balance in total impaired loans	$7,943	$10,318	$12,351	$8,684	$8,650	$47,946

	December 31, 2013

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,153	$5,451	$10,605	$8,386	$6,784	$38,379
Contractual interest income due on impaired loans during the period	$452	$654	$587	$692	$227
Interest income on impaired loans recognized on a cash basis	$238	$253	$75	$725	$83
Interest income on impaired loans recognized on an accrual basis	$133	$-	$30	$77	$233

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,272	$4,133	$7,284	$7,150	$-	$2,115	$5,025	$2,304	$31,283
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	1,769	-	2,174	-	-	-	3,468	-	7,411
Total non-performing loans and leases	5,041	4,133	9,458	7,150	-	2,115	8,493	2,304	38,694
Other real estate owned	54	365	-	-	-	30	1,170	-	1,619
Total non-performing assets	$5,095	$4,498	$9,458	$7,150	$-	$2,145	$9,663	$2,304	$40,313

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,400	$4,127	$6,802	$5,936	$-	$2,259	$5,735	$2,315	$30,574
Loans and leases 90 days past due	-	-	-	-	-	1	-	-	1
Restructured loans and leases	2,207	-	852	1,174	-	29	5,197	-	9,459
Total non-performing loans and leases	5,607	4,127	7,654	7,110	-	2,289	10,932	2,315	40,034
Other real estate owned	54	365	-	-	-	-	919	-	1,338
Total non-performing assets	$5,661	$4,492	$7,654	$7,110	$-	$2,289	$11,851	$2,315	$41,372

	March 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$2,245	$609	$2,986	$672	$-	$980	$3,972	$-	$11,464
61-90 days	45	-	2,108	2,497	-	9	647	-	5,306
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	2,290	609	5,094	3,169	-	989	4,619	-	16,770
Non-accrual loans and leases	3,272	4,133	7,284	7,150	-	2,115	5,025	2,304	31,283
Loans aquired with deteriorated credit quality	1,327	-	216	2,284	-	-	-	-	3,827
Current loans	341,291	158,601	561,040	569,869	439	377,593	631,295	140,805	2,780,933
Total loans and leases	$348,180	$163,343	$573,634	$582,472	$439	$380,697	$640,939	$143,109	$2,832,813

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$382	$-	$5,826	$876	$4	$716	$4,119	$-	$11,923
61-90 days	1,142	-	-	2,540	-	176	208	-	4,066
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,524	-	5,826	3,416	4	893	4,327	-	15,990
Non-accrual loans and leases	3,400	4,127	6,802	5,936	-	2,259	5,735	2,315	30,574
Loans aquired with deteriorated credit quality	1,363	-	571	2,366	-	-	-	-	4,300
Current loans	350,364	156,569	538,979	581,105	699	370,505	608,319	126,862	2,733,402
Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$320,276	$157,653	$546,151	$543,353	$1,567,433
Special Mention	16,131	-	3,217	14,492	33,840
Substandard	11,773	5,690	24,266	24,627	66,356
Doubtful	-	-	-	-	-
Total	$348,180	$163,343	$573,634	$582,472	$1,667,629

	December 31, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$324,941	$154,869	$523,901	$553,604	$1,557,315
Special Mention	16,166	-	2,944	15,702	34,812
Substandard	15,274	5,827	25,333	23,517	69,951
Doubtful	270	-	-	-	270
Total	$356,651	$160,696	$552,178	$592,823	$1,662,348

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$439	$378,582	$632,446	$140,805	$1,152,272
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	2,115	5,025	2,304	9,444
Restructured loans and leases	-	-	3,468	-	3,468
Total	$439	$380,697	$640,939	$143,109	$1,165,184

	December 31, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$703	$371,368	$607,449	$126,862	$1,106,382
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,259	5,735	2,315	10,309
Restructured loans and leases	-	29	5,197	-	5,226
Total	$703	$373,657	$618,381	$129,177	$1,121,918

During the three months ended March 31, 2014, the Company restructured $1.6 million in loans. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2014 did not require significant specific reserves at March 31, 2014. For the year ended December 31, 2013, the Company restructured $3.4 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2013 had specific reserves of $0.1 million at December 31, 2013. Commitments to lend additional funds on loans that have been restructured at March 31, 2014 and December 31, 2013 amounted to $5.6 million and $5.5 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$14	$-	$1,322	$-	$-	$1,336
Restructured non-accruing	-	282	-	-	-	282
Balance	$14	$282	$1,322	$-	$-	$1,618

Specific allowance	$-	$-	$-	$-	$-	$-

Restructured and subsequently defaulted	$-	$-	$-	$985	$-	$985

	For the Year Ended December 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$87	$-	$852	$-	$2,064	$3,003
Restructured non-accruing	425	-	-	-	-	425
Balance	$512	$-	$852	$-	$2,064	$3,428

Specific allowance	$141	$-	$-	$-	$-	$141

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.6 million and $1.3 million at March 31, 2014 and December 31, 2013.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2014			Weighted	December 31, 2013			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,607)	$109	0.1 years	$9,716	$(9,352)	$364	0.3 years
Other identifiable intangibles	8,623	(7,772)	851	1.9 years	8,623	(7,657)	966	2.1 years
Total amortizing intangible assets	$18,339	$(17,379)	$960		$18,339	$(17,009)	$1,330

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	451
2015	372
2016	94
2017	16
Thereafter	27
Total amortizing intangible assets	$960

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Noninterest-bearing deposits	$882,169	$836,198
Interest-bearing deposits:
Demand	479,640	460,824
Money market savings	878,622	870,653
Regular savings	256,760	243,813
Time deposits of less than $100,000	257,509	263,636
Time deposits of $100,000 or more	204,495	202,101
Total interest-bearing deposits	2,077,026	2,041,027
Total deposits	$2,959,195	$2,877,225

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during the first quarter of 2014.

Note 8 – Share Based Compensation

At March 31, 2014, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,010,454 are available for issuance at March 31, 2014, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2014	2013
Dividend yield	3.04%	2.80%
Weighted average expected volatility	46.78%	53.87%
Weighted average risk-free interest rate	1.56%	0.83%
Weighted average expected lives (in years)	5.08	5.34
Weighted average grant-date fair value	$8.05	$7.99

The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, related to the awards of stock options and restricted stock grants. The intrinsic value of stock options exercised in the three months ended March 31, 2014 was insignificant. No stock options were exercised for the three months ended March 31, 2013. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of March 31, 2014. That cost is expected to be recognized over a weighted average period of approximately 2.4 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.8 million as of March 31, 2014. That cost is expected to be recognized over a weighted average period of approximately 3.7 years. The fair value of the options vested during the three months ended March 31, 2014 and 2013, was $0.1 million and $0.2 million, respectively.

In the first quarter of 2014, 21,251 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 79,416 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2014	307,800	$25.23		$1,768
Granted	21,251	$24.75
Exercised	(6,671)	$13.47		$73
Forfeited or expired	-	-
Balance at March 31, 2014	322,380	$25.44	2.5	$1,209

Exercisable at March 31, 2014	274,628	$26.02	1.8	$1,071

Weighted average fair value of options granted during the year		$8.05

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2014	227,064	$18.61
Granted	79,416	$24.75
Vested	(56,910)	$16.61
Forfieted	(418)	$19.69
Restricted stock at March 31, 2014	249,152	$21.02

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2014	2013
Interest cost on projected benefit obligation	$391	$387
Expected return on plan assets	(494)	(417)
Recognized net actuarial loss	48	364
Net periodic benefit cost	$(55)	$334

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2014	2013
Net income	$10,928	$10,558
Basic:
Basic weighted average EPS shares	24,999	24,911

Basic net income per share	$0.44	$0.42
Diluted:
Basic weighted average EPS shares	24,999	24,911
Dilutive common stock equivalents	125	92
Dilutive EPS shares	25,124	25,003

Diluted net income per share	$0.43	$0.42

Anti-dilutive shares	47	242

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	4,309	-	4,309
Reclassifications from accumulated other comprehensive income, net of tax	-	11	11
Current period change in other comprehensive income, net of tax	4,309	11	4,320
Balance at March 31, 2014	$4,667	$(3,317)	$1,350

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(1,831)	-	(1,831)
Reclassifications from accumulated other comprehensive income, net of tax	33	218	251
Current period change in other comprehensive income, net of tax	(1,798)	218	(1,580)
Balance at March 31, 2013	$18,460	$(8,728)	$9,732

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2014	2013
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$-	$56
Income before taxes	-	56
Tax expense	-	23
Net income	$-	$33

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$48	$364
Income before taxes	48	364
Tax expense	37	146
Net income	$11	$218

1 This amount is included in the computation of net periodic pension cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $46.0 million with a fair value of $1.5 million as of March 31, 2014 compared to $46.4 million with a fair value of $1.6 million as of December 31, 2013. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$3,079	$-	$3,079
Investments available-for-sale:
U.S. government agencies	-	142,449	-	142,449
State and municipal	-	166,491	-	166,491
Mortgage-backed	-	423,480	-	423,480
Corporate debt	-	2,003	-	2,003
Trust preferred	-	-	1,124	1,124
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,548	-	1,548

Liabilities
Interest rate swap agreements	$-	$(1,548)	$-	$(1,548)

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$8,365	$-	$8,365
Investments available-for-sale:
U.S. government agencies	-	139,466	-	139,466
State and municipal	-	165,428	-	165,428
Mortgage-backed	-	442,250	-	442,250
Corporate debt	-	2,004	-	2,004
Trust preferred	-	-	1,413	1,413
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,608	-	1,608

Liabilities
Interest rate swap agreements	$-	$(1,608)	$-	$(1,608)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2014	$1,413
Total OTTI included in earnings	-
Principal redemption	(352)
Total unrealized losses included in other comprehensive income (loss)	63
Balance at March 31, 2014	$1,124

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$10,921	$10,921	$17,463
Other real estate owned	-	-	1,619	1,619	(309)
Total	$-	$-	$12,540	$12,540	$17,154

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$11,011	$11,011	$17,655
Other real estate owned	-	-	1,338	1,338	(309)
Total	$-	$-	$12,349	$12,349	$17,346

At March 31, 2014, impaired loans totaling $33.8 million were written down to fair value of $30.2 million as a result of specific loan loss allowances of $3.6 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $32.5 million were written down to fair value of $29.5 million at December 31, 2013 as a result of specific loan loss allowances of $3.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,314	$258,260	$-	$258,260	$-
Loans, net of allowance	2,794,787	2,741,247	-	-	2,741,247
Other assets	86,812	86,812	-	86,812	-

Financial Liabilities
Time Deposits	$462,004	$462,394	$-	$462,394	$-
Securities sold under retail repurchase agreements and federal funds purchased	67,038	67,038	-	67,038	-
Advances from FHLB	569,000	595,324	-	595,324	-
Subordinated debentures	35,000	11,871	-	-	11,871

			Fair Value Measurements
	December 31, 2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$224,638	$216,007	$-	$216,007	$-
Other equity securities	40,687	40,687		40,687
Loans, net of allowance	2,784,266	2,692,877	-	-	2,692,877
Other assets	86,213	86,213	-	86,213	-

Financial Liabilities
Time Deposits	$465,737	$465,392	$-	$465,392	$-
Securities sold under retail repurchase agreements and federal funds purchased	53,842	53,842	-	53,842	-
Advances from FHLB	615,000	641,901	-	641,901	-
Subordinated debentures	35,000	11,376	-	-	11,376

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2014 and December 31, 2013 as determined by the each insurance carrier. The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million and $0.4 million in for the three months ended March 31, 2014 and 2013, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2014 and 2013, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.1 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2014 and 2013, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,250	$2	$4	$(6)	$36,250
Interest expense	4,664	-	-	(6)	4,658
Provision (credit) for loan and lease losses	(982)	-	-	-	(982)
Noninterest income	8,015	1,731	1,678	(175)	11,249
Noninterest expenses	25,612	1,192	920	(175)	27,549
Income before income taxes	14,971	541	762	-	16,274
Income tax expense	4,831	218	297	-	5,346
Net income	$10,140	$323	$465	$-	$10,928

Assets	$4,206,353	$14,461	$19,928	$(71,744)	$4,168,998

	Three Months Ended March 31, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,279	$2	$3	$(5)	$36,279
Interest expense	4,958	-	-	(5)	4,953
Provision for loan and lease losses	78	-	-	-	78
Noninterest income	9,706	1,407	1,509	(203)	12,419
Noninterest expenses	26,044	1,126	856	(203)	27,823
Income before income taxes	14,905	283	656	-	15,844
Income tax expense	4,915	115	256	-	5,286
Net income	$9,990	$168	$400	$-	$10,558

Assets	$3,976,665	$13,659	$17,889	$(76,187)	$3,932,026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank was founded in 1868 and is the oldest banking business based in Maryland. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 46 community offices located in Anne Arundel, Carroll, Frederick, Howard, Montgomery and Prince George's counties in Maryland, and Arlington, Fairfax and Loudoun counties in Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

Overview

Net income for the Company for the first quarter of 2014 totaled $10.9 million ($0.43 per diluted share) as compared to net income of $10.6 million ($0.42 per diluted share) for the first quarter of 2013. These results reflect the following events:

•	Average total loans for the first quarter of 2014 increased 8% compared to the first quarter of 2013 due primarily to organic growth in the residential mortgage and commercial investor real estate portfolios.
•	The net interest margin was 3.47% for the first quarter of 2014, compared to 3.59% for the first quarter of 2013 and 3.53% for the fourth quarter of 2013. The decline was the result of declining loan yields during the past twelve months, primarily in the commercial loan portfolio.
•	The provision for loan and lease losses was a credit of $1.0 million for the first quarter of 2014 compared to a charge of $0.1 million for the first quarter of 2013 and $0.6 million for the fourth quarter of 2013. The decrease in the provision for the first quarter of 2014 compared to the prior year quarter was due primarily to decreases in historical losses and improved credit metrics that more than offset the effect of loan growth during the quarter.
•	Non-interest income decreased $1.2 million or 9% for the first quarter of 2014 compared to the first quarter of 2013 due largely to a decrease in mortgage banking activities due to a lower volume of refinancing activity. This decrease was partially offset by a 10% increase in wealth management income due to higher assets under management and a 22% increase in insurance agency commissions.
•	Non-performing loans decreased to $38.7 million at March 31, 2014 compared to $49.5 million at March 31, 2013. The coverage ratio of the allowance for loan and lease losses to non-performing loans was 98% at March 31, 2014 compared to a coverage ratio of 83% at March 31, 2013.

In the first quarter of 2014, the Mid-Atlantic region continued to experience slow but steady economic improvement. Concerns over a sluggish national economy and the unemployment rate continued to impede both the regional and national economic outlook. While the housing markets have improved, this sector is still significantly below levels experienced in prior economic recoveries due in part to higher long-term interest rates. The positive trends in housing and consumer spending have been offset by concerns over the long-term effects of the Affordable Care Act and stubbornly high unemployment. This has caused uncertainty on the part of both large and small businesses and has thus limited economic expansion. The effect of geopolitical events in Europe and the Ukraine together with declining economic indicators in China continue to provide underlying volatility. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic growth and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin decreased to 3.47% in the first quarter of 2014 compared to 3.59% for the first quarter of 2013. During 2014, lower rates on average interest-earning assets and a slowing decline in funding costs served to offset the effect of loan growth. Average loans increased 8% for the first quarter of 2014 compared to the prior year quarter, while average total deposits increased 1% compared to 2013.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $40.3 million at March 31, 2014 from $54.7 million at March 31, 2013. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans and reduced migration of existing loans into non-performing status, particularly in the commercial real estate portfolio. Non-performing assets represented 0.97% of total assets at March 31, 2014 compared to 1.39% at March 31, 2013. The ratio of net charge-offs to average loans and leases was (0.04)% for the first quarter of 2014, compared to 0.28% for the prior year quarter.

Non-interest income decreased 9% in the first quarter of 2014 compared to the first quarter of 2013. This decline was driven by a significant decrease in mortgage banking income due primarily to lower mortgage origination volumes. This was partially offset by a 10% increase in wealth management income due to growth in assets under management and a 22% increase in insurance agency commissions as a result of growth in revenue due primarily to higher annual contingency commissions based on annual policy performance. In addition, other non-interest income decreased 29% in the first quarter of 2014 compared to the prior year quarter. This decrease was due to sales and dispositions of loans and fixed assets together with a non-recurring legal settlement, all of which occurred in the first quarter of 2013. Service charges on deposits decreased 5% due to lower overdraft fees.

Non-interest expenses decreased 1% in the first quarter of 2014 compared to the first quarter of 2013 as legal fees associated with loan workouts declined significantly compared to the prior year period. This decrease was offset by higher occupancy expenses due to weather–related costs.

Total assets at March 31, 2014 increased 2% compared to December 31, 2013 primarily due to organic loan growth in the first quarter which was funded by a 3% increase in deposits. Loan balances increased 2% compared to the prior year end due primarily to increases of 5% in residential mortgage and construction loans and 2% in consumer loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 3% compared to balances at December 31, 2013. The increase in customer funding sources was driven primarily by a combined increase of 5% in interest-bearing and noninterest-bearing checking accounts together with increases of 5% in regular savings accounts and 25% in retail repurchase agreements. The Company continued to manage its net interest margin, primarily by managing rates on certificates of deposit and by utilizing short-term FHLB borrowings during this extended period of historically low interest rates. During the same period, stockholders’ equity increased $11 million due to net income in the first quarter of 2014.

Consolidated Average Balances, Yields and Rates

	Three Months Ended March 31,
	2014			2013
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$633,160	$5,506	3.48%	$575,889	$5,376	3.73%
Residential construction loans	134,261	1,254	3.79	120,283	1,004	3.38
Commercial ADC loans	162,544	2,073	5.17	148,749	1,996	5.44
Commercial investor real estate loans	557,168	6,733	4.90	474,062	6,135	5.25
Commercial owner occupied real estate loans	584,155	7,067	5.08	567,723	7,801	5.71
Commercial business loans	349,734	4,037	4.64	347,569	4,586	5.21
Leasing	567	6	4.53	2,510	38	6.07
Consumer loans	377,822	3,117	3.37	357,366	3,063	3.51
Total loans and leases (3)	2,799,411	29,793	4.34	2,594,151	29,999	4.71
Taxable securities	710,246	4,452	2.51	754,112	4,305	2.28
Tax-exempt securities (4)	302,455	3,267	4.32	297,657	3,267	4.39
Interest-bearing deposits with banks	32,925	20	0.25	31,050	19	0.25
Federal funds sold	476	-	0.22	474	-	0.22
Total interest-earning assets	3,845,513	37,532	3.96	3,677,444	37,590	4.13

Less: allowance for loan and lease losses	(39,393)			(43,705)
Cash and due from banks	45,553			46,888
Premises and equipment, net	45,879			48,167
Other assets	207,662			217,784
Total assets	$4,105,214			$3,946,578

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$460,245	92	0.08%	$423,485	92	0.09%
Regular savings deposits	249,185	48	0.08	234,492	48	0.08
Money market savings deposits	877,864	273	0.13	892,343	411	0.19
Time deposits	463,379	771	0.67	512,205	904	0.72
Total interest-bearing deposits	2,050,673	1,184	0.23	2,062,525	1,455	0.29
Other borrowings	62,864	38	0.24	65,601	49	0.30
Advances from FHLB	600,922	3,218	2.17	468,072	3,223	2.79
Subordinated debentures	35,000	218	2.49	35,000	226	2.58
Total interest-bearing liabilities	2,749,459	4,658	0.69	2,631,198	4,953	0.76

Noninterest-bearing demand deposits	825,968			797,926
Other liabilities	25,936			33,790
Stockholders' equity	503,851			483,664
Total liabilities and stockholders' equity	$4,105,214			$3,946,578

Net interest income and spread		$32,874	3.27%		$32,637	3.37%
Less: tax-equivalent adjustment		1,282			1,311
Net interest income		$31,592			$31,326

Interest income/earning assets			3.96%			4.13%
Interest expense/earning assets			0.49			0.54
Net interest margin			3.47%			3.59%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2014 and 2013. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.3 million in 2014 and 2013, respectively.

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3)	Non-accrual loans are included in the average balances.
(4)	Includes only investments that are exempt from federal taxes.

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net income for the Company for the first three months of 2014 totaled $10.9 million ($0.43 per diluted share) compared to net income of $10.6 million ($0.42 per diluted share) for the first three months of 2013.

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

Net interest income for the first three months of 2014 was $31.6 million compared to $31.3 million for the first three months of 2013. On a tax-equivalent basis, net interest income for the first quarter of 2014 was $32.9 million compared to $32.6 million for the first quarter of 2013, an increase of 1%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.47% for the first three months of 2014 compared to 3.59% for the first three months of 2013. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 4% in the first quarter of 2014. Average noninterest-bearing deposits increased 4% in the first three months of 2014 while the percentage of average noninterest-bearing deposits to total deposits remained essentially stable at 29% for the first three months of 2014 compared to 28% for the first three months of 2013.The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2014 vs. 2013			2013 vs. 2012
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(206)	$2,300	$(2,506)	$2,721	$3,475	$(754)
Securities	147	(283)	430	(1,120)	(270)	(850)
Other earning assets	1	1	-	(2)	(1)	(1)
Total interest income	(58)	2,018	(2,076)	1,599	3,204	(1,605)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	-	8	(8)	5	13	(8)
Regular savings deposits	-	3	(3)	2	7	(5)
Money market savings deposits	(138)	(7)	(131)	(101)	18	(119)
Time deposits	(133)	(84)	(49)	(464)	(147)	(317)
Total borrowings	(24)	717	(741)	(399)	313	(712)
Total interest expense	(295)	637	(932)	(957)	204	(1,161)
Net interest income	$237	$1,381	$(1,144)	$2,556	$3,000	$(444)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income for the first quarter of 2014 remained level compared to the prior year quarter. The previous table shows that, in 2014, the increase in average loans and leases was offset by a continued decline in earning asset yields with respect to the loan portfolio.

In the first three months of 2014, the average balance of the loan portfolio increased 8% compared to the prior year period. This growth was primarily in the commercial investor real estate, residential mortgage and consumer loan portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 37 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 25 basis points in the yield in the residential mortgage portfolio, a decrease of 49 basis points in the commercial loan portfolio and a decrease of 14 basis points in the yield on the overall consumer loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio, while the decline in the yield on the commercial loan portfolio was due to the continuing low interest rate environment and competition for quality loans.

The average yield on total investment securities decreased 18 basis points while the average balance of the portfolio declined 4% for the first three months of 2014 compared to the first three months of 2013. The decrease in the yield on investments was due primarily to calls and maturities of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

Interest expense decreased by $0.3 million or 6% in the first three months of 2014 compared to the first three months of 2013, primarily as a result of a 7 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during the first three months of 2014 remained virtually level compared to the first three months of 2013. Average noninterest-bearing and interest-bearing checking accounts increased $65 million or 5% and regular savings accounts increased $15 million or 6% as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $49 million or 10% in the first three months of 2014 compared to the prior year period. This decrease was primarily due to the Company’s management of rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. Average balances of money market accounts decreased $14 million or 2% in the first three months of 2014 compared to the first three months of 2013. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 62 basis points for the first quarter of 2014 compared to the first quarter of 2013 due to an increase in short-term advances to take advantage of current low interest rates.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended March 31,		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Securities gains	$-	$56	$(56)	(100.0)%
Service charges on deposit accounts	1,972	2,069	(97)	(4.7)
Mortgage banking activities	316	1,527	(1,211)	(79.3)
Wealth management income	4,466	4,042	424	10.5
Insurance agency commissions	1,640	1,349	291	21.6
Income from bank owned life insurance	598	612	(14)	(2.3)
Visa check fees	978	957	21	2.2
Other income	1,279	1,807	(528)	(29.2)
Total non-interest income	$11,249	$12,419	$(1,170)	(9.4)

Total non-interest income was $11.2 million for the first quarter of 2014 compared to $12.4 million for the first quarter of 2013. The primary drivers of non-interest income for the first quarter of 2014 were declines in mortgage banking income and other non-interest income which were largely offset by increases in wealth management income and income from insurance agency commissions. Further detail by type of non-interest income follows:

•	Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to significantly reduced loan origination volumes from refinancing activity.
•	Other non-interest income decreased during the first quarter of 2014 compared to the prior year period due mainly to gains on sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the first quarter of 2013.
•	Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 13% compared to the prior year period, due to an increase in assets under management. Investment management fees in West Financial Services increased 11% for the first quarter of 2014 compared to the first quarter of 2013, also due to higher assets under management. Fees on sales of investment products and services increased 3% for the quarter, also due to an increase in assets under management. Overall total assets under management increased to $2.7 billion at March 31, 2014 compared to $2.3 billion at March 31, 2013 as a result of positive market movements and additions from new and existing clients.
•	Insurance agency commissions increased in 2014 compared to 2013 due primarily to higher annual contingency commissions based on annual policy performance.
•	Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees.
•	Income from bank owned life insurance decreased in the first three months of 2014 compared to the first three months of 2013 due to the decline in the interest rates paid on these policies. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans. Investments totaled $86.8 million at March 31, 2014 and $84.3 million at March 31, 2013 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 4.65% for the first quarter of 2014 compared to 4.92% for the prior year period.
•	No net OTTI losses were recognized in earnings in either the first quarter of 2014 or 2013. .

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended March 31,		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$16,355	$16,346	$9	0.1%
Occupancy expense of premises	3,472	3,182	290	9.1
Equipment expenses	1,256	1,249	7	0.6
Marketing	542	515	27	5.2
Outside data services	1,216	1,152	64	5.6
FDIC insurance	520	596	(76)	(12.8)
Amortization of intangible assets	370	461	(91)	(19.7)
Professional fees	914	1,250	(336)	(26.9)
Other real estate owned	-	37	(37)	(100.0)
Other expenses	2,904	3,035	(131)	(4.3)
Total non-interest expense	$27,549	$27,823	$(274)	(1.0)

Non-interest expenses totaled $27.5 million in 2014 compared to $27.8 million in 2013. This decrease in expenses was driven primarily by improved credit quality as legal fees associated with loan workouts declined significantly during the quarter. Further detail by category of non-interest expense follows:

•	Salaries and employee benefits, the largest component of non-interest expenses, remained virtually level compared to the prior year period. Salaries increased 6% compared to the prior year quarter due to a larger staff and merit increases. This was offset by decreases in commission and incentive compensation due largely to lower mortgage origination volumes, and a decrease in pension expense resulting from a higher discount rate assumption and higher projected returns on plan assets. The average number of full-time equivalent employees was 720 in the first quarter of 2014 compared to 699 in the first quarter of 2013.

•	Occupancy expenses increased in 2014 compared to 2013 due primarily to a significant increase in weather-related expenses in the first quarter of 2014. Equipment expenses remained level for 2014 compared to 2013.
•	Marketing expenses increased in 2014 compared to 2013 due to higher advertising expenses.
•	The growth in outside data services expenses was due to contractual increases by providers and bankcard account activity.
•	FDIC insurance expense decreased in 2014 compared to 2013 as the Company’s growth in assets was more than offset by a lower assessment rate due to improved financial ratios.
•	Intangibles amortization decreased in 2014 due to the costs of prior year acquisitions which were fully amortized during the period.
•	Professional fees declined as legal fees associated with loan workouts decreased in the first quarter of 2014 compared to the prior year quarter.
•	Other real estate owned expenses decreased compared to the prior year period due to the decline in the number of real estate owned properties.
•	Other non-interest expenses decreased in 2014 compared to the prior year quarter due mainly to decreases in various categories of operating expenses.

Income Taxes

The Company had income tax expense of $5.3 million in the first quarter of 2014, compared to expense of $5.3 million in the first quarter of 2013. The resulting effective rate was 33% for both the first quarter of 2014 and for the first quarter of 2013. The effective rate remained essentially unchanged for the quarter compared to the prior year quarter due to an increase in tax exempt income which offset the growth in income before taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios increased in 2014 compared to the prior year due primarily to a decrease in non-interest income.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric decreased in 2014 compared to the prior year due primarily to lower non-interest income.

GAAP and Non-GAAP Financial Measures

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Pre-tax pre-provision income:
Net income	$10,928	$10,558
Plus non-GAAP adjustment:
Income taxes	5,346	5,286
Provision for loan and lease losses	(982)	78
Pre-tax pre-provision income	$15,292	$15,922

Efficiency ratio - GAAP basis:
Non-interest expenses	$27,549	$27,823

Net interest income plus non-interest income	$42,841	$43,745

Efficiency ratio - GAAP basis	64.31%	63.60%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$27,549	$27,823
Less non-GAAP adjustment:
Amortization of intangible assets	370	461
Non-interest expenses - as adjusted	$27,179	$27,362

Net interest income plus non-interest income	$42,841	$43,745
Plus non-GAAP adjustment:
Tax-equivalent income	1,282	1,311
Less non-GAAP adjustments:
Securities gains	-	56
Net interest income plus non-interest income - as adjusted	$44,123	$45,000

Efficiency ratio - Non-GAAP basis	61.60%	60.80%

FINANCIAL CONDITION

The Company's total assets were $4.2 billion at March 31, 2014, an increase of $63 million or 2% compared to $4.1 billion at December 31, 2013. Interest-earning assets increased $54 million to $3.9 billion at March 31, 2014 compared to December 31, 2013. The increase in interest-earning assets was primarily due to organic loan growth during the first quarter of 2014.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$640,939	22.6%	$618,381	22.2%	$22,558	3.6%
Residential construction	143,109	5.1	129,177	4.7	13,932	10.8
Commercial real estate:
Commercial owner occupied real estate	582,472	20.6	592,823	21.3	(10,351)	(1.7)
Commercial investor real estate	573,634	20.3	552,178	19.8	21,456	3.9
Commercial acquisition, development and construction	163,343	5.8	160,696	5.8	2,647	1.6
Commercial Business	348,180	12.3	356,651	12.8	(8,471)	(2.4)
Leases	439	-	703	-	(264)	(37.6)
Consumer	380,697	13.3	373,657	13.4	7,040	1.9
Total loans and leases	$2,832,813	100.0%	$2,784,266	100.0%	$48,547	1.7

Total loans and leases, excluding loans held for sale, increased $49 million or 2% at March 31, 2014 compared to December 31, 2013. The commercial loan portfolio remained essentially level at March 31, 2014 compared to the prior year end largely due to a 4% increase in commercial investor real estate loans which was offset by decreases of 2% in both commercial business loans and commercial owner occupied real estate loans at March 31, 2014 compared to December 31, 2013. These trends reflect both an improving economy and increased competition in the Company’s marketplace for quality commercial loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 5% increase at March 31, 2014 compared to December 31, 2013. Permanent residential mortgages, most of which are 1-4 family, increased 4% due to higher loan origination volumes of adjustable rate and other mortgage loans which the Company elected to retain in its portfolio. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market whenever possible. Residential construction loans increased 11% at March 31, 2014 compared to the balance at December 31, 2013 due to increased construction activity as a result of a slowly improving economy.

The consumer loan portfolio increased by $7 million to $381 million at March 31, 2014 compared to December 31, 2013 due to growth in home equity lines of credit as the Company aggressively promoted this product line during the first quarter.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	March 31, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$142,449	14.3%	$139,466	13.7%	$2,983	2.1%
State and municipal	166,491	16.7	165,428	16.3	1,063	0.6
Mortgage-backed	423,480	42.5	442,250	43.5	(18,770)	(4.2)
Corporate debt	2,003	0.2	2,004	0.2	(1)	-
Trust preferred	1,124	0.1	1,413	0.1	(289)	(20.5)
Marketable equity securities	723	-	723	-	-	-
Total available-for-sale	736,270	73.8	751,284	73.8	(15,014)	(2.0)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,507	6.5	64,505	6.4	2	-
State and municipal	159,012	16.0	159,889	15.8	(877)	(0.5)
Mortgage-backed	228	0.0	244	-	(16)	(6.6)
Other equity securities	37,567	3.7	40,687	4.0	(3,120)	(7.7)
Total held-to-maturity and other equity	261,314	26.2	265,325	26.2	(4,011)	(1.5)
Total securities	$997,584	100.0%	$1,016,609	100.0%	$(19,025)	(1.9)

Available-for-sale securities decreased 2% at March 31, 2014 compared to December 31, 2013 due to amortization of mortgage-backed securities and calls and maturities of other investments, while held-to-maturity securities remained level compared to the prior year-end.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.8 years at March 31, 2014 and 3.9 years at December 31, 2013. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At March 31, 2014, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.3 million, with a fair value of $1.1 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended March 31, 2014. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through March 31, 2014. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at March 31, 2014. This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at March 31, 2014.

Other Earning Assets

Residential mortgage loans held for sale decreased $5 million to $3 million as of March 31, 2014 from $8 million as of December 31, 2013 due to reduced mortgage loan origination volumes. The aggregate of federal funds sold and interest-bearing deposits with banks increased $30 million to $58 million at March 31, 2014 compared to December 31, 2013.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$882,169	29.8%	$836,198	29.1%	$45,971	5.5%
Interest-bearing deposits:
Demand	479,640	16.2	460,824	16.0	18,816	4.1
Money market savings	878,622	29.7	870,653	30.2	7,969	0.9
Regular savings	256,760	8.6	243,813	8.5	12,947	5.3
Time deposits of less than $100,000	257,509	8.7	263,636	9.2	(6,127)	(2.3)
Time deposits of $100,000 or more	204,495	7.0	202,101	7.0	2,394	1.2
Total interest-bearing deposits	2,077,026	70.2	2,041,027	70.9	35,999	1.8
Total deposits	$2,959,195	100.0%	$2,877,225	100.0%	$81,970	2.8

Total deposits increased $82 million or 3% at March 31, 2014 compared to December 31, 2013. This increase was due primarily to increases in combined noninterest-bearing and interest-bearing checking accounts together with regular savings. These increases were somewhat offset by a decline in certificates of deposit, as the Company managed its deposit mix. Total borrowings decreased 5% at March 31, 2014 compared to December 31, 2013. This decrease was due primarily to growth in deposits which were used to fund the increase in loans.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first quarter of 2014, total stockholders' equity increased $11 million to $510 million at March 31, 2014, from $499 million at December 31, 2013. This increase was due primarily to net income during the year. The ratio of average equity to average assets was 12.27% for the first quarter of 2014, as compared to 12.26% for the first quarter of 2013.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2014	December 31, 2013	Requirements
Total Capital to risk-weighted assets	15.85%	15.65%	8.00%

Tier 1 Capital to risk-weighted assets	14.64%	14.42%	4.00%

Tier 1 Leverage	11.43%	11.32%	3.00%

Tier 1 capital of $460 million and total qualifying capital of $498 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of March 31, 2014, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such action.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2014	December 31,2013
Tangible common equity ratio:
Total stockholders' equity	$510,386	$499,363
Accumulated other comprehensive income (loss)	(1,350)	2,970
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(960)	(1,330)
Tangible common equity	$423,905	$416,832

Total assets	$4,168,998	$4,106,100
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(960)	(1,330)
Tangible assets	$4,083,867	$4,020,599

Tangible common equity ratio	10.38%	10.37%

Tangible book value per share	$16.93	$16.68

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

Current economic data has shown that the Mid-Atlantic region remains one of the stronger markets in the nation. While the Company deals with the lingering impact of a very slowly recovering economy and its resulting effects on its borrowers, it continues to seek relationship opportunities, particularly in the real estate sector. Total non-performing loans decreased 3% to $39 million at March 31, 2014 compared to the balance at December 31, 2013. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the economic activity being experienced in various business sectors on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a credit of $1.0 million in the first quarter of 2014 compared to a charge of $0.1 million in the first quarter of 2013. Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. A continued decrease in the confirmed losses over the related historical period in addition to a decline in problem loans served to reduce the overall provision for the quarter.

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

Allowance for Loan and Lease Losses

During the first quarter of 2014, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers. No portion of the allowance was unallocated at March 31, 2014 or December 31, 2013.

At March 31, 2014, total non-performing loans and leases were $38.7 million, or 1.37% of total loans and leases, compared to $40.0 million, or 1.44% of total loans and leases, at December 31, 2013. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The allowance represented 98% of non-performing loans and leases at March 31, 2014 as compared to 97% at December 31, 2013. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned on the previous page. The allowance for loan and lease losses as a percent of total loans and leases was 1.34% at March 31, 2014 as compared to 1.39% at December 31, 2013. This decrease was due to a combination of a lower level of both non-performing loans and historical losses at March 31, 2014 compared to the prior year end.

Continued analysis of the actual loss history on the problem credits in 2013 and 2014 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals, lower inflow in criticized loans and the significant decline in early stage delinquencies. The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $33.8 million, with specific allowances of $3.7 million against those loans at March 31, 2014, as compared to $32.5 million with allowances of $3.0 million, at December 31, 2013.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at March 31, 2014 and at December 31, 2013. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2014	December 31, 2013
Analysis of Allowance for Loan Losses:
Balance, January 1	$38,766	$42,957
Provision (credit) for loan and lease losses	(982)	(1,084)
Charge-offs:
Commercial business	126	(2,915)
Commercial real estate:
Commercial acquisition, development and construction	-	(85)
Commercial investor real estate	-	(4,774)
Commercial owner occupied real estate	-	(240)
Leasing	-	-
Consumer	368	(1,853)
Residential real estate:
Residential mortgage	223	(1,194)
Residential construction	-	(104)
Total charge-offs	717	(11,165)
Recoveries:
Commercial business	894	818
Commercial real estate:
Commercial acquisition, development and construction	-	3,080
Commercial investor real estate	5	3,354
Commercial owner occupied real estate	-	425
Leasing	-	10
Consumer	37	198
Residential real estate:
Residential mortgage	20	162
Residential construction	3	11
Total recoveries	959	8,058
Net charge-offs	242	(3,107)
Balance at end of period	$38,026	$38,766

Allowance for loan losses to loans	1.34%	1.39%
Annualized net charge-offs to average loans and leases	(0.04)%	0.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$-	$-
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	-
Leasing	-	-
Consumer	-	1
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	-	1
Non-accrual loans and leases:
Commercial business	3,272	3,400
Commercial real estate:
Commercial AD&C	4,133	4,127
Commercial investor real estate	7,284	6,802
Commercial owner occupied real estate	7,150	5,936
Leasing	-	-
Consumer	2,115	2,259
Residential real estate:
Residential mortgage	5,025	5,735
Residential construction	2,304	2,315
Total non-accrual loans and lease	31,283	30,574
Total restructured loans - accruing	7,411	9,459
Total non-performing loans and leases	38,694	40,034
Other assets and real estate owned (OREO)	1,619	1,338
Total non-performing assets	$40,313	$41,372

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates for maturities from one day to thirty years. The Company measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 100% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the bank’s net interest margin. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	23.50%		17.50%		15.00%		10.00%		10.00%		15.00%		17.50%		23.50%
March 31, 2014	(5.74)%		(3.10)%		(0.94)%		(0.52)%		N/A		N/A		N/A		N/A
December 31, 2013	(7.20)%		(4.14)%		(1.63)%		(0.88)%		N/A		N/A		N/A		N/A

As shown above, measures of net interest income at risk improved from December 31, 2013 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2013 to March 31, 2014 was the result of an increase in interest-bearing deposits with banks which will reprice immediately should rates rise in the future. Also contributing to the decreased risk position is a decline in short-term FHLB borrowings, thus reducing the Company’s exposure to increases in interest rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400	bp	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp	-400	bp
Policy Limit	35.00%		25.00%		20.00%		10.00%		10.00%		20.00%		25.00%		35.00%
March 31, 2014	(12.98)%		(9.08)%		(5.55)%		(2.27)%		N/A		N/A		N/A		N/A
December 31, 2013	(15.27)%		(10.86)%		(6.21)%		(2.15)%		N/A		N/A		N/A		N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2013 to March 31, 2014 in all rising shock scenarios except for the 100 basis point increase scenario in which the EVE at risk remained virtually unchanged. The significant positive impact in EVE was driven by higher core deposit balances in noninterest-bearing and interest-bearing checking accounts and regular savings accounts resulting in increased premiums should rates increase. Shorter durations in the investment portfolio are also a contributing factor to the reduced risk in EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2014. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at March 31, 2014. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of March 31, 2014, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.2 billion, of which $885 million was available for borrowing based on pledged collateral, with $569 million borrowed against it as of March 31, 2014. The line of credit at the Federal Reserve totaled $395 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2014. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at March 31, 2014, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2014. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2014.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2014, the Bank could have declared a dividend of $60 million to Bancorp. At March 31, 2014, Bancorp had liquid assets of $12 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Commercial	$201,033	$184,083
Real estate-development and construction	95,885	100,826
Real estate-residential mortgage	19,097	13,908
Lines of credit, principally home equity and business lines	750,457	710,202
Standby letters of credit	57,978	59,745
Total Commitments to extend credit and available credit lines	$1,124,450	$1,068,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. There were no repurchase transactions executed during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: May 9, 2014

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: May 9, 2014

