Form 10-Q
period 2014-06-30
SANDY SPRING BANCORP INC
filed 2014-08-07
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☒

The number of outstanding shares of common stock outstanding as of August 5, 2014.

Common stock, $1.00 par value – 25,071,756 shares

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

PART I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and due from banks	$65,674	$46,755
Federal funds sold	474	475
Interest-bearing deposits with banks	44,653	27,197
Cash and cash equivalents	110,801	74,427
Residential mortgage loans held for sale (at fair value)	9,042	8,365
Investments available-for-sale (at fair value)	720,885	751,284
Investments held-to-maturity — fair value of $224,313 and $216,007 at June 30, 2014 and December 31, 2013, respectively	223,518	224,638
Other equity securities	36,127	40,687
Total loans and leases	2,910,944	2,784,266
Less: allowance for loan and lease losses	(37,959)	(38,766)
Net loans and leases	2,872,985	2,745,500
Premises and equipment, net	45,296	45,916
Other real estate owned	1,967	1,338
Accrued interest receivable	12,271	12,532
Goodwill	84,171	84,171
Other intangible assets, net	737	1,330
Other assets	116,542	115,912
Total assets	$4,234,342	$4,106,100

Liabilities
Noninterest-bearing deposits	$984,700	$836,198
Interest-bearing deposits	2,053,970	2,041,027
Total deposits	3,038,670	2,877,225
Securities sold under retail repurchase agreements and federal funds purchased	72,917	53,842
Advances from FHLB	537,000	615,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,486	25,670
Total liabilities	3,717,073	3,606,737

Stockholders' Equity
Common stock — par value $1.00; shares authorized 50,000,000; shares issued and outstanding 25,069,700 and 24,990,021 at June 30, 2014 and December 31, 2013, respectively	25,070	24,990
Additional paid in capital	194,252	193,445
Retained earnings	292,714	283,898
Accumulated other comprehensive income (loss)	5,233	(2,970)
Total stockholders' equity	517,269	499,363
Total liabilities and stockholders' equity	$4,234,342	$4,106,100

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$30,706	$29,212	$60,440	$58,858
Interest on loans held for sale	71	309	130	662
Interest on deposits with banks	22	24	42	43
Interest and dividends on investment securities:
Taxable	3,876	3,919	7,992	7,853
Exempt from federal income taxes	2,316	2,315	4,637	4,642
Total interest income	36,991	35,779	73,241	72,058
Interest Expense:
Interest on deposits	1,193	1,396	2,377	2,851
Interest on retail repurchase agreements and federal funds purchased	37	38	75	87
Interest on advances from FHLB	3,233	3,189	6,451	6,412
Interest on subordinated debt	219	224	437	450
Total interest expense	4,682	4,847	9,340	9,800
Net interest income	32,309	30,932	63,901	62,258
Provision (credit) for loan and lease losses	158	(2,876)	(824)	(2,798)
Net interest income after provision (credit) for loan and lease losses	32,151	33,808	64,725	65,056
Non-interest Income:
Investment securities gains	-	62	-	118
Service charges on deposit accounts	2,089	2,150	4,061	4,219
Mortgage banking activities	570	1,237	886	2,764
Wealth management income	4,741	4,532	9,207	8,574
Insurance agency commissions	961	1,036	2,601	2,385
Income from bank owned life insurance	608	623	1,206	1,235
Bank card fees	1,169	1,079	2,147	2,036
Other income	1,556	1,496	2,835	3,303
Total non-interest income	11,694	12,215	22,943	24,634
Non-interest Expenses:
Salaries and employee benefits	16,474	16,163	32,829	32,509
Occupancy expense of premises	3,274	2,996	6,746	6,178
Equipment expenses	1,262	1,227	2,518	2,476
Marketing	802	755	1,344	1,270
Outside data services	1,216	1,114	2,432	2,266
FDIC insurance	573	581	1,093	1,177
Amortization of intangible assets	224	461	594	922
Litigation expenses	6,128	-	6,128	-
Other expenses	4,188	4,211	8,006	8,533
Total non-interest expenses	34,141	27,508	61,690	55,331
Income before income taxes	9,704	18,515	25,978	34,359
Income tax expense	2,722	6,353	8,068	11,639
Net income	$6,982	$12,162	$17,910	$22,720

Net Income Per Share Amounts:
Basic net income per share	$0.28	$0.49	$0.72	$0.91
Diluted net income per share	$0.28	$0.49	$0.71	$0.91
Dividends declared per share	$0.18	$0.16	$0.36	$0.30

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$6,982	$12,162	$17,910	$22,720
Other comprehensive income (loss):
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	6,361	(20,847)	13,493	(23,893)
Related income tax (expense) benefit	(2,522)	8,313	(5,345)	9,528
Net investment gains reclassified into earnings	-	62	-	118
Related income tax expense	-	(24)	-	(47)
Net effect on other comprehensive income (loss) for the period	3,839	(12,496)	8,148	(14,294)

Defined benefit pension plan:
Recognition of unrealized gain	68	563	116	927
Related income tax benefit	(24)	(224)	(61)	(370)
Net effect on other comprehensive income (loss) for the period	44	339	55	557
Total other comprehensive income (loss)	3,883	(12,157)	8,203	(13,737)
Comprehensive income	$10,865	$5	$26,113	$8,983

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$17,910	$22,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,673	4,029
Credit for loan and lease losses	(824)	(2,798)
Share based compensation expense	853	920
Deferred income tax expense	1,029	3,001
Origination of loans held for sale	(59,566)	(170,523)
Proceeds from sales of loans held for sale	59,704	180,688
Gains on sales of loans held for sale	(815)	(3,049)
Loss (gains) on sales of other real estate owned	(2)	1,131
Investment securities gains	-	(118)
Net decrease (increase) in accrued interest receivable	261	(679)
Net (increase) decrease in other assets	(4,580)	4,581
Net increase (decrease) in accrued expenses and other liabilities	4,472	(1,094)
Other – net	2,427	2,352
Net cash provided by operating activities	24,542	41,161
Investing activities:
Purchases of other equity securities	-	(3,676)
Purchases of investments held-to-maturity	-	(20,666)
Purchases of investments available-for-sale	-	(144,147)
Proceeds from other equity securities	4,560	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	680	9,714
Proceeds from maturities, calls and principal payments of investments available-for-sale	42,228	105,056
Net increase in loans and leases	(127,333)	(77,103)
Proceeds from the sales of other real estate owned	32	3,094
Expenditures for premises and equipment	(1,795)	(920)
Net cash used in investing activities	(81,628)	(128,648)
Financing activities:
Net increase in deposits	161,445	13,616
Net increase (decrease) in retail repurchase agreements and federal funds purchased	19,075	(32,198)
Proceeds from advances from FHLB	980,000	435,000
Repayment of advances from FHLB	(1,058,000)	(300,058)
Proceeds from issuance of common stock	34	(219)
Dividends paid	(9,094)	(7,553)
Net cash provided by financing activities	93,460	108,588
Net increase in cash and cash equivalents	36,374	21,101
Cash and cash equivalents at beginning of period	74,427	86,406
Cash and cash equivalents at end of period	$110,801	$107,507

Supplemental Disclosures:
Interest payments	$9,358	$9,968
Income tax payments	10,151	8,721
Transfers from loans to other real estate owned	671	1,629

The accompanying notes are an integral part of these statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income			17,910		17,910
Other comprehensive loss, net of tax				8,203	8,203
Common stock dividends - $0.36 per share			(9,094)		(9,094)
Stock compensation expense		853			853
Common stock issued pursuant to:					-
Stock option plan - 13,721 shares	14	174			188
Employee stock purchase plan - 11,423 shares	11	229			240
Restricted stock - 54,535 shares	55	(449)			(394)
Balances at June 30, 2014	$25,070	$194,252	292,714	$5,233	$517,269

Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income			22,720		22,720
Other comprehensive loss, net of tax				(13,737)	(13,737)
Common stock dividends - $0.30 per share			(7,553)		(7,553)
Stock compensation expense		920			920
Common stock issued pursuant to:					-
Employee stock purchase plan - 13,350 shares	14	214			228
Restricted stock - 48,819 shares	49	(496)			(447)
Balances at June 30, 2013	$24,968	$192,327	$270,773	$(2,425)	$485,643

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Pending Accounting Pronouncements

The FASB issued a standard in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The guidance is effective for the first interim or annual period beginning after December 15, 2016. The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$147,735	$2	$(3,294)	$144,443	$147,688	$-	$(8,222)	$139,466
State and municipal	158,102	9,729	-	167,831	159,524	6,060	(156)	165,428
Mortgage-backed	396,890	11,453	(3,598)	404,745	439,054	10,188	(6,992)	442,250
Corporate debt	2,000	1	-	2,001	2,000	4	-	2,004
Trust preferred	1,348	-	(206)	1,142	1,701	-	(288)	1,413
Total debt securities	706,075	21,185	(7,098)	720,162	749,967	16,252	(15,658)	750,561
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$706,798	$21,185	$(7,098)	$720,885	$750,690	$16,252	$(15,658)	$751,284

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2014 are not the result of credit related events but due to changes in interest rates. These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2014 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($187.8 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($216.9 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At June 30, 2014, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.3 million with a fair value of $1.1 million. The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

The income valuation approach technique (present value) used maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.49%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 12.1% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended June 30, 2014. Non-credit related decline in fair value on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at June 30, 2014. This non-credit related decline in fair value was recognized in other comprehensive income (“OCI”) at June 30, 2014.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through June 30, 2014	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,158	$69	$3,225	$3,294
Mortgage-backed	22	128,669	133	3,465	3,598
Trust preferred	1	1,142	-	206	206
Total	37	$270,969	$202	$6,896	$7,098

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	15	$139,466	$8,222	$-	$8,222
State and municipal	12	11,680	156	-	156
Mortgage-backed	30	169,377	6,865	127	6,992
Trust preferred	1	1,413	-	288	288
Total	58	$321,936	$15,243	$415	$15,658

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

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,000	$2,001	$2,080	$2,085
Due after one year through five years	23,456	24,544	12,766	13,285
Due after five years through ten years	370,769	379,471	392,389	392,339
Due after ten years	309,850	314,146	342,732	342,852
Total debt securities available for sale	$706,075	$720,162	$749,967	$750,561

At June 30, 2014 and December 31, 2013, investments available-for-sale with a book value of $199.9 million and $186.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2014 and December 31, 2013.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	June 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,508	$-	$(1,767)	$62,741	$64,505	$-	$(4,827)	$59,678
State and municipal	158,792	3,846	(1,311)	161,327	159,889	1,920	(5,753)	156,056
Mortgage-backed	218	27	-	245	244	29	-	273
Total investments held-to-maturity	$223,518	$3,873	$(3,078)	$224,313	$224,638	$1,949	$(10,580)	$216,007

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,741	$-	$1,767	$1,767
State and municipal	66	63,052	32	1,279	1,311
Total	74	$125,793	$32	$3,046	$3,078

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$59,678	$4,827	$-	$4,827
State and municipal	113	94,243	5,366	387	5,753
Total	121	$153,921	$10,193	$387	$10,580

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

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,690	$1,695	$1,720	$1,725
Due after one year through five years	3,654	3,691	3,249	3,269
Due after five years through ten years	154,918	156,047	139,033	135,074
Due after ten years	63,256	62,880	80,636	75,939
Total debt securities held-to-maturity	$223,518	$224,313	$224,638	$216,007

At June 30, 2014 and December 31, 2013, investments held-to-maturity with a book value of $167.9 million and $165.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at June 30, 2014 and December 31, 2013.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2014	December 31, 2013
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	27,858	32,418
Total equity securities	$36,127	$40,687

Note 3 – Loans and Leases

Outstanding loan balances at June 30, 2014 and December 31, 2013 are net of unearned income including net deferred loan costs of $0.1 million and $0.7 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2014	December 31, 2013
Residential real estate:
Residential mortgage	$668,536	$618,381
Residential construction	149,321	129,177
Commercial real estate:
Commercial owner occupied real estate	581,795	592,823
Commercial investor real estate	577,813	552,178
Commercial acquisition, development and construction	178,972	160,696
Commercial Business	357,472	356,651
Leases	260	703
Consumer	396,775	373,657
Total loans and leases	$2,910,944	$2,784,266

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2014	2013
Balance at beginning of year	$38,766	$42,957
Provision (credit) for loan and lease losses	(824)	(2,798)
Loan and lease charge-offs	(1,176)	(4,448)
Loan and lease recoveries	1,193	3,304
Net charge-offs	17	(1,144)
Balance at period end	$37,959	$39,015

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(Dollars in thousands)	Commercial Business	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,097)	630	(779)	1,090	(5)	47	(552)	(158)	(824)
Charge-offs	(225)	-	-	(265)	-	(416)	(267)	(3)	(1,176)
Recoveries	965	-	28	-	-	74	91	35	1,193
Net recoveries (charge-offs)	740	-	28	(265)	-	(342)	(176)	32	17
Balance at end of period	$5,951	$4,384	$8,512	$7,133	$11	$3,847	$7,091	$1,030	$37,959

Total loans and leases	$357,472	$178,972	$577,813	$581,795	$260	$396,775	$668,536	$149,321	$2,910,944
Allowance for loans and leases to total loans and leases ratio	1.66%	2.45%	1.47%	1.23%	4.24%	0.97%	1.06%	0.69%	1.30%

Balance of loans specifically evaluated for impairment	$6,056	$3,739	$8,891	$10,868	na.	$28	$6,078	$1,693	$37,353
Allowance for loans specifically evaluated for impairment	$1,354	$1,146	$156	$847	na.	na.	$582	$-	$4,085
Specific allowance to specific loans ratio	22.36%	30.65%	1.75%	7.79%	na.	na.	9.58%	0.00%	10.94%

Balance of loans collectively evaluated	$351,416	$175,233	$568,922	$570,927	$260	$396,747	$662,458	$147,628	$2,873,591
Allowance for loans collectively evaluated	$4,597	$3,238	$8,356	$6,286	$11	$3,847	$6,509	$1,030	$33,874
Collective allowance to collective loans ratio	1.31%	1.85%	1.47%	1.10%	4.24%	0.97%	0.98%	0.70%	1.18%

	For the Year Ended December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(Dollars in thousands)	Commercial Business	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,910	(3,978)	1,100	(874)	(326)	1,951	329	(1,196)	(1,084)
Charge-offs	(2,915)	(85)	(4,774)	(240)	-	(1,853)	(1,194)	(104)	(11,165)
Recoveries	818	3,080	3,354	425	10	198	162	11	8,058
Net recoveries (charge-offs )	(2,097)	2,995	(1,420)	185	10	(1,655)	(1,032)	(93)	(3,107)
Balance at end of period	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766

Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266
Allowance for loans and leases to total loans and leases ratio	1.77%	2.34%	1.68%	1.06%	2.28%	1.11%	1.26%	0.89%	1.39%

Balance of loans specifically evaluated for impairment	$5,608	$4,128	$7,654	$7,111	$ na.	$29	$6,141	$1,852	$32,523
Allowance for loans specifically evaluated for impairment	$849	$1,031	$126	$426	$ na.	$ na.	$626	$-	$3,058
Specific allowance to specific loans ratio	15.14%	24.98%	1.65%	5.99%	na.	na.	10.19%	0.00%	9.40%

Balance of loans collectively evaluated	$351,043	$156,568	$544,524	$585,712	$703	$373,628	$612,240	$127,325	$2,751,743
Allowance for loans collectively evaluated	$5,459	$2,723	$9,137	$5,882	$16	$4,142	$7,193	$1,156	$35,708
Collective allowance to collective loans ratio	1.56%	1.74%	1.68%	1.00%	2.28%	1.11%	1.17%	0.91%	1.30%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2014	December 31, 2013
Impaired loans with a specific allowance	$14,423	$12,217
Impaired loans without a specific allowance	22,930	20,306
Total impaired loans	$37,353	$32,523

Allowance for loan and lease losses related to impaired loans	$4,085	$3,058
Allowance for loan and lease losses related to loans collectively evaluated	33,874	35,708
Total allowance for loan and lease losses	$37,959	$38,766

Average impaired loans for the period	$34,551	$38,379
Contractual interest income due on impaired loans during the period	$1,661	$2,612
Interest income on impaired loans recognized on a cash basis	$471	$1,374
Interest income on impaired loans recognized on an accrual basis	$180	$473

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2014
		Commercial Real Estate
				Commercial		Total Recorded
			Commercial	Owner	All	Investment in
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Other Loans	Impaired Loans
Impaired loans with a specific allowance
Non-accruing	$1,221	$1,457	$404	$5,095	$955	$9,132
Restructured accruing	635	-	-	-	1,384	2,019
Restructured non-accruing	244	1,071	81	1,255	621	3,272
Balance	$2,100	$2,528	$485	$6,350	$2,960	$14,423

Allowance	$1,354	$1,146	$156	$847	$582	$4,085

Impaired loans without a specific allowance
Non-accruing	$1,822	$-	$6,246	$1,845	$788	$10,701
Restructured accruing	1,112	-	2,160	-	2,073	5,345
Restructured non-accruing	1,022	1,211	-	2,673	1,978	6,884
Balance	$3,956	$1,211	$8,406	$4,518	$4,839	$22,930

Total impaired loans
Non-accruing	$3,043	$1,457	$6,650	$6,940	$1,743	$19,833
Restructured accruing	1,747	-	2,160	-	3,457	7,364
Restructured non-accruing	1,266	2,282	81	3,928	2,599	10,156
Balance	$6,056	$3,739	$8,891	$10,868	$7,799	$37,353

Unpaid principal balance in total impaired loans	$7,840	$13,171	$13,522	$12,774	$7,953	$55,260

		Commercial Real Estate
				Commercial		Total Recorded
			Commercial	Owner	All	Investment in
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Other Loans	Impaired Loans
Average impaired loans for the period	$5,568	$4,000	$8,668	$8,377	$7,938	$34,551
Contractual interest income due on impaired loans during the period	$263	$345	$412	$461	$180
Interest income on impaired loans recognized on a cash basis	$152	$67	$40	$147	$65
Interest income on impaired loans recognized on an accrual basis	$56	$-	$56	$-	$68

	December 31, 2013
		Commercial Real Estate
				Commercial		Total Recorded
			Commercial	Owner	All	Investment in
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Other Loans	Impaired Loans
Impaired loans with a specific allowance
Non-accruing	$374	$1,360	$749	$2,022	$-	$4,505
Restructured accruing	790	-	-	1,174	2,365	4,329
Restructured non-accruing	349	1,122	-	1,274	638	3,383
Balance	$1,513	$2,482	$749	$4,470	$3,003	$12,217

Allowance	$849	$1,031	$126	$426	$626	$3,058

Impaired loans without a specific allowance
Non-accruing	$1,532	$382	$5,440	$646	$-	$8,000
Restructured accruing	1,417	-	852	-	2,861	5,130
Restructured non-accruing	1,146	1,264	613	1,995	2,158	7,176
Balance	$4,095	$1,646	$6,905	$2,641	$5,019	$20,306

Total impaired loans
Non-accruing	$1,906	$1,742	$6,189	$2,668	$-	$12,505
Restructured accruing	2,207	-	852	1,174	5,226	9,459
Restructured non-accruing	1,495	2,386	613	3,269	2,796	10,559
Balance	$5,608	$4,128	$7,654	$7,111	$8,022	$32,523

Unpaid principal balance in total impaired loans	$7,943	$10,318	$12,351	$8,684	$8,650	$47,946

	December 31, 2013
		Commercial Real Estate
				Commercial		Total Recorded
			Commercial	Owner	All	Investment in
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Other Loans	Impaired Loans
Average impaired loans for the period	$7,153	$5,451	$10,605	$8,386	$6,784	$38,379
Contractual interest income due on impaired loans during the period	$452	$654	$587	$692	$227
Interest income on impaired loans recognized on a cash basis	$238	$253	$75	$725	$83
Interest income on impaired loans recognized on an accrual basis	$133	$-	$30	$77	$233

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,309	$3,739	$6,731	$10,868	$-	$2,058	$4,501	$2,143	$34,349
Loans and leases 90 days past due	1	-	-	-	-	3	-	-	4
Restructured loans and leases	1,747	-	2,160	-	-	-	3,457	-	7,364
Total non-performing loans and leases	6,057	3,739	8,891	10,868	-	2,061	7,958	2,143	41,717
Other real estate owned	54	365	-	-	-	-	1,548	-	1,967
Total non-performing assets	$6,111	$4,104	$8,891	$10,868	$-	$2,061	$9,506	$2,143	$43,684

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,400.00	$4,127.00	$6,802.00	$5,936.00	$-	$2,259.00	$5,735.00	$2,315.00	$30,574.00
Loans and leases 90 days past due	-	-	-	-	-	1.00	-	-	1.00
Restructured loans and leases	2,207.00	-	852.00	1,174.00	-	29.00	5,197.00	-	9,459.00
Total non-performing loans and leases	5,607.00	4,127.00	7,654.00	7,110.00	-	2,289.00	10,932.00	2,315.00	40,034.00
Other real estate owned	54.00	365.00	-	-	-	-	919.00	-	1,338.00
Total non-performing assets	$5,661.00	$4,492.00	$7,654.00	$7,110.00	$-	$2,289.00	$11,851.00	$2,315.00	$41,372.00

	June 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Past due loans and leases
31-60 days	$607	$2,215	$1,381	$1,322	$-	$465	$3,322	$366	$9,678
61-90 days	189	-	3,398	1,796	-	105	-	-	5,488
> 90 days	1	-	-	-	-	3	-	-	4
Total past due	797	2,215	4,779	3,118	-	573	3,322	366	15,170
Non-accrual loans and leases	4,309	3,739	6,731	10,868	-	2,058	4,501	2,143	34,349
Loans aquired with deteriorated credit quality	1,298	-	214	1,846	-	-	-	-	3,358
Current loans	351,068	173,018	566,089	565,963	260	394,144	660,713	146,812	2,858,067
Total loans and leases	$357,472	$178,972	$577,813	$581,795	$260	$396,775	$668,536	$149,321	$2,910,944

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
			Commercial	Owner
(In thousands)	Commercial	Commercial AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Residential Mortgage	Residential Construction	Total
Past due loans and leases
31-60 days	$382	$-	$5,826	$876	$4	$716	$4,119	$-	$11,923
61-90 days	1,142	-	-	2,540	-	176	208	-	4,066
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,524	-	5,826	3,416	4	893	4,327	-	15,990
Non-accrual loans and leases	3,400	4,127	6,802	5,936	-	2,259	5,735	2,315	30,574
Loans aquired with deteriorated credit quality	1,363	-	571	2,366	-	-	-	-	4,300
Current loans	350,364	156,569	538,979	581,105	699	370,505	608,319	126,862	2,733,402
Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$332,228	$173,676	$557,029	$547,075	$1,610,008
Special Mention	14,708	-	5,192	6,336	26,236
Substandard	10,536	5,296	15,592	28,384	59,808
Doubtful	-	-	-	-	-
Total	$357,472	$178,972	$577,813	$581,795	$1,696,052

	December 31, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$324,941	$154,869	$523,901	$553,604	$1,557,315
Special Mention	16,166	-	2,944	15,702	34,812
Substandard	15,274	5,827	25,333	23,517	69,951
Doubtful	270	-	-	-	270
Total	$356,651	$160,696	$552,178	$592,823	$1,662,348

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$260	$394,714	$660,578	$147,178	$1,202,730
Non-performing:
90 days past due	-	3	-	-	3
Non-accruing	-	2,058	4,501	2,143	8,702
Restructured loans and leases	-	-	3,457	-	3,457
Total	$260	$396,775	$668,536	$149,321	$1,214,892

	December 31, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$703	$371,368	$607,449	$126,862	$1,106,382
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,259	5,735	2,315	10,309
Restructured loans and leases	-	29	5,197	-	5,226
Total	$703	$373,657	$618,381	$129,177	$1,121,918

During the six months ended June 30, 2014, the Company restructured $1.6 million in trouble debt restructurings. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded principal in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2014 did not require significant specific reserves at June 30, 2014. For the year ended December 31, 2013, the Company restructured $3.4 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2013 had specific reserves of $0.1 million at December 31, 2013. Commitments to lend additional funds on loans that have been restructured at June 30, 2014 and December 31, 2013 amounted to $5.7 million and $5.5 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$14	$-	$1,308	$-	$-	$1,322
Restructured non-accruing	-	207	-	-	-	207
Balance	$14	$207	$1,308	$-	$-	$1,529

Specific allowance	$-	$-	$-	$-	$-	$-

Restructured and subsequently defaulted	$-	$-	$-	$720	$-	$720

	For the Year Ended December 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$87	$-	$852	$-	$2,064	$3,003
Restructured non-accruing	425	-	-	-	-	425
Balance	$512	$-	$852	$-	$2,064	$3,428

Specific allowance	$141	$-	$-	$-	$-	$141

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.0 million and $1.3 million at June 30, 2014 and December 31, 2013.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2014			Weighted	December 31, 2013			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,716)	$-	-	$9,716	$(9,352)	$364	0.3 years
Other identifiable intangibles	8,623	(7,886)	737	1.6 years	8,623	(7,657)	966	2.1 years
Total amortizing intangible assets	$18,339	$(17,602)	$737		$18,339	$(17,009)	$1,330

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	228
2015	372
2016	94
2017	16
Thereafter	27
Total amortizing intangible assets	$737

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Noninterest-bearing deposits	$984,700	$836,198
Interest-bearing deposits:
Demand	469,195	460,824
Money market savings	859,994	870,653
Regular savings	263,018	243,813
Time deposits of less than $100,000	251,743	263,636
Time deposits of $100,000 or more	210,020	202,101
Total interest-bearing deposits	2,053,970	2,041,027
Total deposits	$3,038,670	$2,877,225

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during the first six months of 2014.

Note 8 – Share Based Compensation

At June 30, 2014, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,012,146 are available for issuance at June 30, 2014, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $0.8 million and $0.8 million was recognized for the six months ended June 30, 2014 and 2013, respectively. The intrinsic value of the 13,721 stock options exercised in the six months ended June 30, 2014 amounted to $0.1 million. No stock options were exercised in the six months ended June 30, 2013. The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2014. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.4 million as of June 30, 2014. That cost is expected to be recognized over a weighted average period of approximately 3.5 years. The fair value of the options vested during the three months ended June 30, 2014 and 2013, was $0.2million and $0.2 million, respectively.

In the first quarter of 2014, 21,251 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 79,416 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary. No shares were granted during the second quarter of 2014.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2014	307,800	$25.23		$1,768
Granted	21,251	$24.75
Exercised	(13,721)	$13.67		$146
Forfeited or expired	-	-
Balance at June 30, 2014	315,330	$25.70	2.2	$1,117

Exercisable at June 30, 2014	274,193	$26.20	1.6	$1,014

Weighted average fair value of options granted during the year		$8.05

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2014	227,064	$18.61
Granted	79,416	$24.75
Vested	(76,037)	$17.53
Forfieted	(2,110)	$20.92
Restricted stock at June 30, 2014	228,333	$21.08

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Interest cost on projected benefit obligation	$403	$386	$794	$773
Expected return on plan assets	(493)	(417)	(987)	(834)
Recognized net actuarial loss	68	563	116	927
Net periodic benefit cost	$(22)	$532	$(77)	$866

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2014	2013	2014	2013
Net income	$6,982	$12,162	$17,910	$22,720
Basic:
Basic weighted average EPS shares	25,062	24,965	25,031	24,938

Basic net income per share	$0.28	$0.49	$0.72	$0.91
Diluted:
Basic weighted average EPS shares	25,062	24,965	25,031	24,938
Dilutive common stock equivalents	65	44	95	68
Dilutive EPS shares	25,127	25,009	25,126	25,006

Diluted net income per share	$0.28	$0.49	$0.71	$0.91

Anti-dilutive shares	65	211	56	224

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for- Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	8,148	-	8,148
Reclassifications from accumulated other comprehensive income, net of tax	-	55	55
Current period change in other comprehensive income, net of tax	8,148	55	8,203
Balance at June 30, 2014	$8,506	$(3,273)	$5,233

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(14,365)	-	(14,365)
Reclassifications from accumulated other comprehensive income, net of tax	71	557	628
Current period change in other comprehensive income, net of tax	(14,294)	557	(13,737)
Balance at June 30, 2013	$5,964	$(8,389)	$(2,425)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2014	2013
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$-	$118
Income before taxes	-	118
Tax expense	-	47
Net income	$-	$71

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$116	$927
Income before taxes	116	927
Tax expense	61	370
Net income	$55	$557

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $24.6 million with a fair value of $1.6 million as of June 30, 2014 compared to $46.4 million with a fair value of $1.6 million as of December 31, 2013. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – LITIGATION

During the quarter ended June 30, 2014, the Company accrued $6.1 million for litigation expenses as a result of an adverse jury verdict associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012. The Company is currently in the process of appealing the decision.

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

The standard for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described on the following page.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs	Total
			(Level 3)
Assets
Residential mortgage loans held for sale	$-	$9,042	$-	$9,042
Investments available-for-sale:
U.S. government agencies	-	144,443	-	144,443
State and municipal	-	167,831	-	167,831
Mortgage-backed	-	404,745	-	404,745
Corporate debt	-	2,001	-	2,001
Trust preferred	-	-	1,142	1,142
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,568	-	1,568

Liabilities
Interest rate swap agreements	$-	$(1,568)	$-	$(1,568)

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs	Total
			(Level 3)
Assets
Residential mortgage loans held for sale	$-	$8,365	$-	$8,365
Investments available-for-sale:
U.S. government agencies	-	139,466	-	139,466
State and municipal	-	165,428	-	165,428
Mortgage-backed	-	442,250	-	442,250
Corporate debt	-	2,004	-	2,004
Trust preferred	-	-	1,413	1,413
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,608	-	1,608

Liabilities
Interest rate swap agreements	$-	$(1,608)	$-	$(1,608)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2014	$1,413
Total OTTI included in earnings	-
Principal redemption	(352)
Total unrealized losses included in other comprehensive income (loss)	82
Balance at June 30, 2014	$1,143

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses

Impaired loans	$-	$-	$11,215	$11,215	$21,852
Other real estate owned	-	-	1,967	1,967	(320)
Total	$-	$-	$13,182	$13,182	$21,532

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses

Impaired loans	$-	$-	$11,011	$11,011	$17,655
Other real estate owned	-	-	1,338	1,338	(309)
Total	$-	$-	$12,349	$12,349	$17,346

At June 30, 2014, impaired loans totaling $37.4 million were written down to fair value of $33.3 million as a result of specific loan loss allowances of $4.1 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $32.5 million were written down to fair value of $29.5 million at December 31, 2013 as a result of specific loan loss allowances of $3.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
				Significant
	June 30, 2014		Quoted Prices in	Other	Significant
		Estimated	Active Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$259,645	$260,440	$-	$260,440	$-
Loans, net of allowance	2,872,985	2,817,968	-	-	2,817,968
Other assets	87,419	87,419	-	87,419	-

Financial Liabilities
Time Deposits	$461,763	$462,211	$-	$462,211	$-
Securities sold under retail repurchase agreements and federal funds purchased	72,917	72,917	-	72,917	-
Advances from FHLB	537,000	564,285	-	564,285	-
Subordinated debentures	35,000	12,534	-	-	12,534

			Fair Value Measurements
	December 31, 2013		Quoted Prices in	Significant Other	Significant
		Estimated	Active Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$265,325	$256,694	$-	$256,694	$-
Loans, net of allowance	2,784,266	2,692,877	-	-	2,692,877
Other assets	86,213	86,213	-	86,213	-

Financial Liabilities
Time Deposits	$465,737	$465,392	$-	$465,392	$-
Securities sold under retail repurchase agreements and federal funds purchased	53,842	53,842	-	53,842	-
Advances from FHLB	615,000	641,901	-	641,901	-
Subordinated debentures	35,000	11,376	-	-	11,376

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

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2014 and December 31, 2013 as determined by the each insurance carrier.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. These non-cash charges amounted to $0.4 million and $0.7 million for the six months ended June 30, 2014 and 2013.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2014 and 2013, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.0 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six months ended June 30, 2014 and 2013, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,991	$3	$5	$(8)	$36,991
Interest expense	4,690	-	-	(8)	4,682
Provision for loan and lease losses	158	-	-	-	158
Noninterest income	12,108	1,045	1,717	(3,176)	11,694
Noninterest expenses	35,305	1,125	887	(3,176)	34,141
Income before income taxes	8,946	(77)	835	-	9,704
Income tax expense	2,427	(30)	325	-	2,722
Net income	$6,519	$(47)	$510	$-	$6,982

Assets	$4,257,129	$6,025	$10,927	$(39,739)	$4,234,342

	Three Months Ended June 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$35,779	$3	$4	$(7)	$35,779
Interest expense	4,854	-	-	(7)	4,847
Provision (credit) for loan and lease losses	(2,876)	-	-	-	(2,876)
Noninterest income	9,589	1,290	1,540	(204)	12,215
Noninterest expenses	25,910	1,009	793	(204)	27,508
Income before income taxes	17,480	284	751	-	18,515
Income tax expense	5,946	115	292	-	6,353
Net income	$11,534	$169	$459	$-	$12,162

Assets	$4,087,948	$13,856	$17,188	$(46,375)	$4,072,617

	Six Months Ended June 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$73,241	$5	$9	$(14)	$73,241
Interest expense	9,354	-	-	(14)	9,340
Provision (credit) for loan and lease losses	(824)	-	-	-	(824)
Noninterest income	20,123	2,776	3,395	(3,351)	22,943
Noninterest expenses	60,917	2,317	1,807	(3,351)	61,690
Income before income taxes	23,917	464	1,597	-	25,978
Income tax expense	7,258	188	622	-	8,068
Net income	$16,659	$276	$975	$-	$17,910

Assets	$4,257,129	$6,025	$10,927	$(39,739)	$4,234,342

	Six Months Ended June 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$72,058	$5	$7	$(12)	$72,058
Interest expense	9,812	-	-	(12)	9,800
Provision credit) for loan and lease losses	(2,798)	-	-	-	(2,798)
Noninterest income	19,295	2,697	3,049	(407)	24,634
Noninterest expenses	51,954	2,135	1,649	(407)	55,331
Income before income taxes	32,385	567	1,407	-	34,359
Income tax expense	10,861	230	548	-	11,639
Net income	$21,524	$337	$859	$-	$22,720

Assets	$4,087,948	$13,856	$17,188	$(46,375)	$4,072,617

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

Overview

Net income for the Company for the second quarter of 2014 totaled $7.0 million ($0.28 per diluted share) as compared to net income of $12.2 million ($0.49 per diluted share) for the second quarter of 2013. For the first six months of 2014, net income totaled $17.9 million ($0.71 per diluted share), compared to net income of $22.7 million ($0.91 per diluted share), for the first six months of 2013. These results reflect the following events:

•	Average total loans for the second quarter of 2014 increased 10% compared to the second quarter of 2013 due primarily to organic growth in the residential mortgage and commercial investor real estate portfolios.
•	The net interest margin was 3.48% for the second quarter of 2014, compared to 3.51% for the second quarter of 2013 and 3.47% for the first quarter of 2014. The decline from the prior year was the result of lower loan yields, primarily in the commercial loan portfolio.
•	The provision for loan and lease losses was a charge of $0.2 million for the second quarter of 2014 compared to a credit of $2.9 million for the second quarter of 2013 and a credit of $1.0 million for the first quarter of 2014. The increase in the provision for the second quarter of 2014 compared to the prior year quarter was due primarily to an increase in the overall loan portfolio during the quarter together with the timing of historical losses in the prior year.
•	Non-interest income decreased $0.5 million or 4% for the second quarter of 2014 compared to the second quarter of 2013 due largely to a decrease in mortgage banking activities resulting from a lower volume of refinancing activity. This decrease was partially offset by a 5% increase in wealth management income due to higher assets under management.

•	Non-performing loans decreased to $41.7 million at June 30, 2014 compared to $46.2 million at June 30, 2013. The coverage ratio of the allowance for loan and lease losses to non-performing loans was 91% at June 30, 2014 compared to a coverage ratio of 84% at June 30, 2013.
•	A one-time charge of $6.1 million before taxes for damages resulting from claims against the Company based on the actions of a former employee of CommerceFirst Bank, which was acquired by the Company in 2012.

In the first six months of 2014, the Mid-Atlantic region continued to experience moderate economic improvement. Concerns over a slow-growth national economy and consumer and business uncertainty continued to impede both the regional and national economic outlook. While the housing markets have improved, this sector is still significantly below levels experienced in prior economic recoveries due in part to higher long-term interest rates and a lack of second-time home buyers. Positive trends in housing and consumer spending, together with a declining unemployment rate have been offset by concerns over the long-term effects of the Affordable Care Act and an increasing number of people leaving the workforce. The effect of geopolitical events in Europe and the Middle East and slower growth abroad also continue to provide underlying volatility. Together with state and municipal budget challenges across the country, these factors have caused enough Uncertainty, particularly among both individual consumers and small and large businesses, continues to suppress confidence and thus constrain the pace of economic growth and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin decreased to 3.48% in the second quarter of 2014 compared to 3.51% for the second quarter of 2013. During 2014, lower rates on average interest-earning assets and a slowing decline in funding costs served to offset the effect of loan growth. Average loans increased 10% for the second quarter of 2014 compared to the prior year quarter, while average total deposits increased 3% for the quarter compared to 2013.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $43.7 million at June 30, 2014 from $51.0 million at June 30, 2013. This decrease was due primarily to a combination of the Company’s continuing efforts at resolution of non-performing loans, particularly in the commercial real estate portfolio. Non-performing assets represented 1.03% of total assets at June 30, 2014 compared to 1.25% at June 30, 2013. The ratio of net recoveries to average loans and leases was (0.03)% for the second quarter of 2014, compared to (0.10)% for the prior year quarter.

Non-interest income decreased 4% in the second quarter of 2014 compared to the second quarter of 2013. This decline was driven by a significant decrease in mortgage banking income due primarily to lower origination of saleable mortgage loans. This was partially offset by a 5% increase in wealth management income due to market activity and growth in assets under management. Service charges on deposits decreased 3% due to lower overdraft fees.

Non-interest expenses increased 24% in the second quarter of 2014 compared to the second quarter of 2013 due to the accrued expenses totaling $6.1 million related to a jury verdict against the Company for compensatory and punitive damages and related legal and other fees. The litigation involved actions by a former employee of CommerceFirst Bank, which was acquired by the Company in 2012. The Company is currently appealing this decision. Excluding this expense accrual, non-interest expenses increased 2% compared to the prior year quarter due primarily to higher occupancy and outside data services expenses.

Total assets at June 30, 2014 increased 3% compared to December 31, 2013 primarily due to organic loan growth in the second quarter which was funded by a 6% increase in deposits. Loan balances increased 5% compared to the prior year end due primarily to increases of 9% in residential mortgage and construction loans, 6% in consumer loans and 5% in commercial investor real estate loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 5% compared to balances at December 31, 2013. The increase in customer funding sources was driven primarily by a combined increase of 12% in interest-bearing and noninterest-bearing checking accounts together with increases of 8% in regular savings accounts and 35% in retail repurchase agreements. The Company continued to manage its net interest margin, primarily by managing rates on certificates of deposit and by utilizing short-term FHLB borrowings during this extended period of historically low interest rates. During the same period, stockholders’ equity increased $18 million due to net income in the first six months of 2014.

Consolidated Average Balances, Yields and Rates

	Six Months Ended June 30,
	2014			2013
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$646,238	$11,191	3.46%	$577,905	$10,686	3.70%
Residential construction loans	140,147	2,612	3.76	119,737	2,036	3.43
Commercial ADC loans	165,319	4,253	5.19	154,648	4,102	5.35
Commercial investor real estate loans	566,275	13,872	4.94	479,878	12,319	5.18
Commercial owner occupied real estate loans	582,042	14,213	5.08	564,468	15,103	5.53
Commercial business loans	349,162	8,091	4.67	342,679	9,042	5.18
Leasing	459	12	5.22	2,075	68	6.53
Consumer loans	383,983	6,326	3.34	359,114	6,164	3.49
Total loans and leases (3)	2,833,625	60,570	4.34	2,600,504	59,520	4.64
Taxable securities	699,460	8,715	2.49	750,167	8,594	2.29
Tax-exempt securities (4)	302,398	6,527	4.32	299,569	6,524	4.36
Interest-bearing deposits with banks	33,853	42	0.25	34,156	43	0.25
Federal funds sold	475	-	0.22	475	-	0.22
Total interest-earning assets	3,869,811	75,854	3.96	3,684,871	74,681	4.08

Less: allowance for loan and lease losses	(38,864)			(42,650)
Cash and due from banks	45,268			46,242
Premises and equipment, net	45,787			47,832
Other assets	209,535			216,984
Total assets	$4,131,537			$3,953,279

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$468,677	194	0.08%	$433,200	183	0.09%
Regular savings deposits	255,667	97	0.08	237,467	106	0.09
Money market savings deposits	871,464	546	0.13	883,765	789	0.18
Time deposits	462,591	1,540	0.67	503,908	1,773	0.71
Total interest-bearing deposits	2,058,399	2,377	0.23	2,058,340	2,851	0.28
Other borrowings	65,889	75	0.23	61,132	87	0.29
Advances from FHLB	573,619	6,451	2.27	460,892	6,412	2.81
Subordinated debentures	35,000	437	2.50	35,000	450	2.57
Total interest-bearing liabilities	2,732,907	9,340	0.69	2,615,364	9,800	0.76

Noninterest-bearing demand deposits	862,830			818,326
Other liabilities	27,984			33,235
Stockholders' equity	507,816			486,354
Total liabilities and stockholders' equity	$4,131,537			$3,953,279

Net interest income and spread		$66,514	3.27%		$64,881	3.32%
Less: tax-equivalent adjustment		2,613			2,623
Net interest income		$63,901			$62,258

Interest income/earning assets			3.96%			4.08%
Interest expense/earning assets			0.48			0.53
Net interest margin			3.48%			3.55%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2014 and 2013. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $2.6 million and $2.6 million in 2014 and 2013, respectively.

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

(3)	Non-accrual loans are included in the average balances.

(4)	Includes only investments that are exempt from federal taxes.

Results of Operations

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net income for the Company for the first six months of 2014 totaled $17.9 million ($0.71 per diluted share) compared to net income of $22.7 million ($0.91 per diluted share) for the first six months of 2013.

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

Net interest income for the first six months of 2014 was $63.9 million compared to $62.3 million for the first six months of 2013. On a tax-equivalent basis, net interest income for the six months ended June 30, 2014 was $66.5 million compared to $64.9 million for the six months ended June 30, 2013, an increase of 3%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.48% for the first six months of 2014 compared to 3.55% for the first six months of 2013. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 4% in the first half of 2014. Average noninterest-bearing deposits increased 5% in the first six months of 2014 while the percentage of average noninterest-bearing deposits to total deposits increased to 30% for the first six months of 2014 compared to 29% for the first six months of 2013. The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2014 vs. 2013			2013 vs. 2012
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$1,050	$5,136	$(4,086)	$3,714	$6,278	$(2,564)
Securities	124	(700)	824	(1,919)	(308)	(1,611)
Other earning assets	(1)	(1)	-	(3)	(2)	(1)
Total interest income	1,173	4,435	(3,262)	1,792	5,968	(4,176)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	11	21	(10)	12	25	(13)
Regular savings deposits	(9)	8	(17)	2	14	(12)
Money market savings deposits	(243)	(11)	(232)	(194)	29	(223)
Time deposits	(233)	(140)	(93)	(853)	(285)	(568)
Total borrowings	14	1,333	(1,319)	(826)	566	(1,392)
Total interest expense	(460)	1,211	(1,671)	(1,859)	349	(2,208)
Net interest income	$1,633	$3,224	$(1,591)	$3,651	$5,619	$(1,968)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income for the first six months of 2014 increased 2% compared to the prior year period. The previous table shows that, in 2014, the increase in average loans and leases was offset by a continued decline in earning asset yields with respect to the loan portfolio.

In the first six months of 2014, the average balance of the loan portfolio increased 9% compared to the prior year period. This growth was primarily in the commercial investor real estate, residential mortgage and consumer loan portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 30 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 16 basis points in the yield in the combined residential mortgage portfolio, a decrease of 37 basis points in the commercial loan portfolio and a decrease of 15 basis points in the yield on the overall consumer loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio, while the decline in the yield on the commercial loan portfolio was due to the continuing low interest rate environment and competition for quality loans.

The average yield on total investment securities increased 16 basis points while the average balance of the portfolio declined 5% for the first six months of 2014 compared to the first six months of 2013. The increase in the yield on investments was due primarily to amortization of mortgage-backed securities together with calls and maturities of other securities.

Interest Expense

Interest expense decreased by $0.5 million or 5% in the first six months of 2014 compared to the first six months of 2013, primarily as a result of a 7 basis point decrease in the average rate paid on interest-bearing liabilities. Average deposits increased 2% during the first six months of 2014 compared to the first six months of 2013. Average noninterest-bearing and interest-bearing checking accounts increased $80 million or 6% and regular savings accounts increased $18 million or 8% as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $41 million or 8% in the first six months of 2014 compared to the prior year period. This decrease was primarily due to the Company’s management of rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. Average balances of money market accounts decreased $12 million or 1% in the first six months of 2014 compared to the first six months of 2013. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 54 basis points for the first six months of 2014 compared to the first six months of 2013 due to an increase in short-term advances to take advantage of current low interest rates.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Six Months Ended June 30, 2014		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Securities gains	$-	$118	$(118)	(100.0)%
Service charges on deposit accounts	4,061	4,219	(158)	(3.7)
Mortgage banking activities	886	2,764	(1,878)	(67.9)
Wealth management income	9,207	8,574	633	7.4
Insurance agency commissions	2,601	2,385	216	9.1
Income from bank owned life insurance	1,206	1,235	(29)	(2.3)
Visa check fees	2,147	2,036	111	5.5
Other income	2,835	3,303	(468)	(14.2)
Total non-interest income	$22,943	$24,634	$(1,691)	(6.9)

Total non-interest income was $22.9 million for the first six months of 2014 compared to $24.6 million for the first six months of 2013. The primary drivers of non-interest income for the first six months of 2014 were declines in mortgage banking income and other non-interest income which were somewhat offset by increases in wealth management income and income from insurance agency commissions. Further detail by type of non-interest income follows:

•	Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to significantly reduced loan origination volumes from refinancing activity.
•	Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 15% compared to the prior year period, due to an increase in assets under management. Investment management fees in West Financial Services increased 11% for the first six months of 2014 compared to the first six months of 2013, also due to higher assets under management. Fees on sales of investment products and services decreased 13% for the first half of 2014, due to one-time sales of insurance policies in 2013 and lower sales of securities products in the second quarter of 2014. Overall total assets under management increased to $2.7 billion at June 30, 2014 compared to $2.3 billion at June 30, 2013 as a result of positive market movements and additions from new and existing clients.

•	Insurance agency commissions increased in 2014 compared to 2013 due primarily to higher annual contingency commissions in the first quarter based on annual policy performance.
•	Other non-interest income decreased during the first six months of 2014 compared to the prior year period due mainly to gains on sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the first quarter of 2013.
•	Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees.
•	Income from bank owned life insurance decreased in the first six months of 2014 compared to the first six months of 2013 due to the decline in the interest rates paid on these policies. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans. Investments totaled $87.4 million at June 30, 2014 and $84.9 million at June 30, 2013 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 4.64% for the first six months of 2014 compared to 4.92% for the prior year period.
•	No net OTTI losses were recognized in earnings in either the first six months of 2014 or 2013.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Six Months Ended June 30, 2014		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$32,829	$32,509	$320	1.0%
Occupancy expense of premises	6,746	6,178	568	9.2
Equipment expenses	2,518	2,476	42	1.7
Marketing	1,344	1,270	74	5.8
Outside data services	2,432	2,266	166	7.3
FDIC insurance	1,093	1,177	(84)	(7.1)
Amortization of intangible assets	594	922	(328)	(35.6)
Litigation settlement and associated costs	6,128	-	6,128	-
Professional fees	2,206	2,582	(376)	(14.6)
Other real estate owned	9	(244)	253	(103.7)
Other expenses	5,791	6,195	(404)	(6.5)
Total non-interest expense	$61,690	$55,331	$6,359	11.5

Non-interest expenses totaled $61.7 million in 2014 compared to $55.3 million in 2013. This increase in expenses was driven primarily by nonrecurring litigation expenses mentioned previously. Excluding the litigation expenses, non-interest expenses remained virtually level with the prior year period.

Further detail by category of non-interest expense follows:

•	Salaries and employee benefits, the largest component of non-interest expenses, remained virtually level compared to the prior year period. Salaries increased 5% compared to the prior year period due to a larger staff and merit increases which were offset by decreases in commission and incentive compensation due largely to lower mortgage origination volumes. Benefits expense decreased 11% in 2014 compared to 2013 due primarily to a decrease in pension expense resulting from a higher discount rate assumption and higher projected returns on plan assets. The average number of full-time equivalent employees was 722 in the first six months of 2014 compared to 706 in the first six months of 2013.
•	Occupancy expenses increased in 2014 compared to 2013 due primarily to a significant increase in weather-related expenses in the first six months of 2014. Equipment expenses remained level for 2014 compared to 2013.
•	Marketing expenses increased in 2014 compared to 2013 due to higher advertising and public relations expenses.

•	The growth in outside data services expenses was due to contractual increases by providers and higher bankcard account activity.
•	FDIC insurance expense decreased in 2014 compared to 2013 as the Company’s growth in assets was more than offset by a lower assessment rate due to improved financial ratios.
•	Intangibles amortization decreased in 2014 due to the costs of prior year acquisitions which were fully amortized during the period.
•	Professional fees declined as legal fees associated with loan workouts decreased in the first six months of 2014 compared to the prior year period.
•	Other real estate owned expenses increased compared to the prior year period due to a gain on the sale of one property in the second quarter of 2013.
•	Other non-interest expenses, excluding the nonrecurring litigation expenses mentioned above, decreased 7% in 2014 compared to 2013 due mainly to decreases in various categories of operating expenses.

Income Taxes

The Company had income tax expense of $8.1 million in the first six months of 2014, compared to expense of $11.6 million in the first six months of 2013. The resulting effective rate was 31% for the first six months of 2014 and 34% for the first six months of 2013. The effective rate decreased in 2014 compared to 2013 due to tax exempt income comprising a greater proportion of income before taxes.

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net income for the Company for the second quarter of 2014 totaled $7.0 million ($0.28 per diluted share) compared to net income of $12.1 million ($0.49 per diluted share) for the second quarter of 2013.

Net Interest Income

Net interest income for the second quarter of 2014 was $32.3 million compared to $30.9 million for the second quarter of 2013. On a tax-equivalent basis, net interest income for the second quarter of 2014 was $33.6 million compared to $32.2 million for the second quarter of 2013, an increase of 4%. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 4% in the second quarter of 2014. Average noninterest-bearing deposits increased 7% in the second quarter of 2014 while the percentage of average noninterest-bearing deposits to total deposits increased to 30% for the second quarter of 2014 compared to 29% for the second quarter of 2013. The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings.

Interest Income

The Company's total tax-equivalent interest income for the second quarter of 2014 totaled $38.3 million compared to $37.1 million for the second quarter of 2013, an increase of 3%. In the second quarter of 2014, the average balance of the loan portfolio increased 10% compared to the prior year period. This growth was primarily in the commercial investor real estate, residential mortgage and construction and consumer loan portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 23 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 15 basis points in the yield in the combined residential mortgage portfolio, a decrease of 24 basis points in the commercial loan portfolio and a decrease of 15 basis points in the yield on the overall consumer loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio, while the decline in the yield on the commercial and consumer loan portfolios was due to the continuing low interest rate environment and competition for quality loans.

The average yield on total investment securities increased 15 basis points while the average balance of the portfolio rose 5% for the second quarter of 2014 compared to the second quarter of 2013. The decrease in the yield on investments was due primarily to amortization of mortgage-backed securities whose proceeds were used to fund loan growth.

Interest Expense

Interest expense decreased by $0.2 million or 3% in the second quarter of 2014 compared to the second quarter of 2013, primarily as a result of a 6 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during the second quarter was driven primarily by growth in regular savings and demand deposit accounts. Average noninterest-bearing and interest-bearing checking accounts increased $95 million or 7% and regular savings accounts increased $22 million or 9% as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $34 million or 7% in the second quarter of 2014 compared to the prior year period. This decrease was primarily due to the Company’s management of rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. Average balances of money market accounts decreased $10 million or 1% in the second quarter of 2014 compared to the second quarter of 2013. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 45 basis points for the second quarter of 2014 compared to the second quarter of 2013 due to an increase in short-term advances to take advantage of current low interest rates.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended June 30,		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Securities gains	$-	$62	$(62)	(100.0)%
Service charges on deposit accounts	2,089	2,150	(61)	(2.8)
Mortgage banking activities	570	1,237	(667)	(53.9)
Wealth management income	4,741	4,532	209	4.6
Insurance agency commissions	961	1,036	(75)	(7.2)
Income from bank owned life insurance	608	623	(15)	(2.4)
Bank card fees	1,169	1,079	90	8.3
Other income	1,556	1,496	60	4.0
Total non-interest income	$11,694	$12,215	$(521)	(4.3)

Total non-interest income was $11.7 million for the second quarter of 2014 compared to $12.2 million for the second quarter of 2013. The primary drivers of non-interest income for the second quarter of 2014 were a decline in mortgage banking income that was somewhat offset by increases in wealth management income and bank card fees. Further detail by type of non-interest income follows:

•	Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to significantly reduced loan origination volumes from refinancing activity.
•	Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 16% compared to the prior year period, due to one-time fees and an increase in assets under management. Investment management fees in West Financial Services increased 12% for the second quarter of 2014 compared to the second quarter of 2013, also due to higher assets under management. Fees on sales of investment products and services decreased 25% for the second quarter of 2014, due to one-time sales of insurance policies in the second quarter of 2013 and lower sales of securities products in the second quarter of 2014. Overall total assets under management increased to $2.7 billion at June 30, 2014 compared to $2.3 billion at June 30, 2013 as a result of positive market movements and additions from new and existing clients.
•	Insurance agency commissions decreased in 2014 compared to 2013 due primarily to a decrease in physicians’ liability insurance.
•	Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees.
•	Income from bank owned life insurance decreased in the second quarter of 2014 compared to the second quarter of 2013 due to the decline in the interest rates paid on these policies.
•	Other non-interest income decreased during the second quarter of 2014 compared to the prior year period due mainly to gains on sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the second quarter of 2013.
•	No net OTTI losses were recognized in earnings in either the second quarter of 2014 or 2013.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended June 30,		2014/2013	2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	16,474	$16,163	$311	1.9%
Occupancy expense of premises	3,274	2,996	278	9.3
Equipment expenses	1,262	1,227	35	2.9
Marketing	802	755	47	6.2
Outside data services	1,216	1,114	102	9.2
FDIC insurance	573	581	(8)	(1.4)
Amortization of intangible assets	224	461	(237)	(51.4)
Litigation settlement and associated costs	6,128	-	6,128	-
Professional fees	1,292	1,332	(40)	(3.0)
Other real estate owned	9	(281)	290	(103.2)
Other expenses	2,887	3,160	(273)	(8.6)
Total non-interest expense	$34,141	$27,508	$6,633	24.1

Non-interest expenses totaled $34.1 million in 2014 compared to $27.5 million in 2013. This increase in expenses was driven primarily by nonrecurring litigation expenses mentioned previously. Further detail by category of non-interest expense follows:

•	Salaries and employee benefits, the largest component of non-interest expenses, remained virtually level compared to the prior year period. Salaries increased 4% compared to the prior year quarter due to a larger staff and merit increases which were somewhat offset by decreases in commission and incentive compensation due largely to lower mortgage origination volumes. Benefits expenses decreased 6% compared to the second quarter of 2013 due primarily to a decrease in pension expense resulting from a higher discount rate assumption and higher projected returns on plan assets. The average number of full-time equivalent employees was 723 in the second quarter of 2014 compared to 713 in the second quarter of 2013.
•	Occupancy expenses increased in 2014 compared to 2013 due primarily to weather related expenses and repairs in the second quarter of 2014. Equipment increased for 2014 compared to 2013 due to upgraded power equipment installed in the branch network.
•	Marketing expenses increased in 2014 compared to 2013 due to higher advertising expenses.
•	The growth in outside data services expenses was due to contractual increases by providers and bankcard account activity.
•	FDIC insurance expense remained virtually level for the second quarter of 2014 compared to the second quarter of 2013 as the Company’s growth in assets was offset by a lower assessment rate due to improved financial ratios.
•	Intangibles amortization decreased in 2014 due to the costs of prior year acquisitions which were fully amortized during the period.
•	Professional fees declined as legal fees decreased in the second quarter of 2014 compared to the prior year quarter due to lower expenses related to loan workouts.
•	Other real estate owned expenses increased compared to the prior year period due to a gain on the sale of one property in the second quarter of 2013.
•	Other non-interest expenses decreased in 2014 compared to the prior year quarter due mainly to decreases in various categories of operating expenses.

Income Taxes

The Company had income tax expense of $2.7 million in the second quarter of 2014, compared to expense of $6.4 million in the second quarter of 2013. The resulting effective rate was 28% for the second quarter of 2014 compared to 34% for the second quarter of 2013. The effective rate decreased in 2014 compared to 2013 due to tax exempt income comprising a greater proportion of income before taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio increased in 2014 compared to the prior year due to the litigation expenses mentioned previously. The non-GAAP efficiency ratio increased in 2014 compared to the prior year due primarily to a decrease in non-interest income.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the second quarter of 2014 compared to the prior year period due primarily to growth in net interest income.

GAAP and Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Pre-tax pre-provision income:
Net income	$6,982	$12,162	$17,910	$22,720
Plus non-GAAP adjustment:
Litigation expenses	6,128	-	6,128	-
Income taxes	2,722	6,353	8,068	11,639
Provision (credit) for loan and lease losses	158	(2,876)	(824)	(2,798)
Pre-tax pre-provision income	$15,990	$15,639	$31,282	$31,561

Efficiency ratio - GAAP basis:
Non-interest expenses	$34,141	$27,508	$61,690	$55,331

Net interest income plus non-interest income	$44,003	$43,147	$86,844	$86,892

Efficiency ratio - GAAP basis	77.59%	63.75%	71.04%	63.68%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$34,141	$27,508	$61,690	$55,331
Less non-GAAP adjustment:
Amortization of intangible assets	224	461	594	922
Litigation expenses	6,128	-	6,128	-
Non-interest expenses - as adjusted	$27,789	$27,047	$54,968	$54,409

Net interest income plus non-interest income	$44,003	$43,147	$86,844	$86,892
Plus non-GAAP adjustment:
Tax-equivalent income	1,331	1,312	2,613	2,623
Less non-GAAP adjustments:
Securities gains	-	62	-	118
Net interest income plus non-interest income - as adjusted	$45,334	$44,397	$89,457	$89,397

Efficiency ratio - Non-GAAP basis	61.30%	60.92%	61.45%	60.86%

FINANCIAL CONDITION

The Company's total assets were $4.2 billion at June 30, 2014, an increase of $128 million or 3% compared to $4.1 billion at December 31, 2013. Interest-earning assets increased $109 million to $3.9 billion at June 30, 2014 compared to December 31, 2013. The increase in interest-earning assets was primarily due to organic growth in the loan portfolio which was funded by deposit growth.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$668,536	23.0%	$618,381	22.2%	$50,155	8.1%
Residential construction	149,321	5.1	129,177	4.7	20,144	15.6
Commercial real estate:
Commercial owner occupied real estate	581,795	20.0	592,823	21.3	(11,028)	(1.9)
Commercial investor real estate	577,813	19.9	552,178	19.8	25,635	4.6
Commercial acquisition, development and construction	178,972	6.1	160,696	5.8	18,276	11.4
Commercial Business	357,472	12.3	356,651	12.8	821	0.2
Leases	260	-	703	-	(443)	(63.0)
Consumer	396,775	13.6	373,657	13.4	23,118	6.2
Total loans and leases	$2,910,944	100.0%	$2,784,266	100.0%	$126,678	4.5

Total loans and leases, excluding loans held for sale, increased $127 million or 5% at June 30, 2014 compared to December 31, 2013. The commercial loan portfolio increased $34 million or 2% at June 30, 2014 compared to the prior year end largely due to increases in investor real estate and ADC loans which were somewhat offset by a decrease in owner occupied loans. These trends reflect both an improving economy and increased competition in the Company’s marketplace for quality commercial loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 9% increase at June 30, 2014 compared to December 31, 2013. Permanent residential mortgages, most of which are 1-4 family, increased 8% due to higher loan origination volumes of adjustable rate and non-saleable mortgage loans which the Company elected to retain in its portfolio. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market whenever possible. Residential construction loans increased 16% at June 30, 2014 compared to the balance at December 31, 2013 due to increased construction activity as a result of a slowly improving economy.

The consumer loan portfolio increased 6% at June 30, 2014 compared to December 31, 2013 due to growth in home equity lines of credit as the Company continued to aggressively promote this product line.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	June 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Available-for-Sale:
U.S. government agencies and corporations	$144,443	14.7%	$139,466	13.7%	$4,977	3.6%
State and municipal	167,831	17.1	165,428	16.3	2,403	1.5
Mortgage-backed	404,745	41.4	442,250	43.5	(37,505)	(8.5)
Corporate debt	2,001	0.2	2,004	0.2	(3)	(0.1)
Trust preferred	1,142	0.1	1,413	0.1	(271)	(19.2)
Marketable equity securities	723	-	723	-	-	-
Total available-for-sale	720,885	73.5	751,284	73.8	(30,399)	(4.0)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,508	6.6	64,505	6.4	3	-
State and municipal	158,792	16.2	159,889	15.8	(1,097)	(0.7)
Mortgage-backed	218	-	244	-	(26)	(10.7)
Other equity securities	36,127	3.7	40,687	4.0	(4,560)	(11.2)
Total held-to-maturity and other equity	259,645	26.5	265,325	26.2	(5,680)	(2.1)
Total securities	$980,530	100.0%	$1,016,609	100.0%	$(36,079)	(3.5)

Available-for-sale securities decreased 4% at June 30, 2014 compared to December 31, 2013 due to amortization of mortgage-backed securities and calls and maturities of other investments, while held-to-maturity securities remained level compared to the prior year-end.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.5 years at June 30, 2014 and 3.9 years at December 31, 2013. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At June 30, 2014, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.3 million, with a fair value of $1.1 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended June 30, 2014. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through June 30, 2014. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at June 30, 2014. This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at June 30, 2014.

Other Earning Assets

Residential mortgage loans held for sale remained virtually level at June 30, 2014 compared to the balance at December 31, 2013. The aggregate of federal funds sold and interest-bearing deposits with banks increased $17 million to $45 million at June 30, 2014 compared to December 31, 2013.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% change
Noninterest-bearing deposits	$984,700	32.4%	$836,198	29.1%	$148,502	17.8%
Interest-bearing deposits:
Demand	469,195	15.4	460,824	16.0	8,371	1.8
Money market savings	859,994	28.3	870,653	30.2	(10,659)	(1.2)
Regular savings	263,018	8.6	243,813	8.5	19,205	7.9
Time deposits of less than $100,000	251,743	8.3	263,636	9.2	(11,893)	(4.5)
Time deposits of $100,000 or more	210,020	7.0	202,101	7.0	7,919	3.9
Total interest-bearing deposits	2,053,970	67.6	2,041,027	70.9	12,943	0.6
Total deposits	$3,038,670	100.0%	$2,877,225	100.0%	$161,445	5.6

Total deposits increased $161 million or 6% at June 30, 2014 compared to December 31, 2013. This increase was due primarily to increases in combined noninterest-bearing and interest-bearing checking accounts together with regular savings. These increases were somewhat offset by a decline in certificates of deposit, as the Company managed its deposit mix. From a funding perspective, the overall increase in deposits enabled the Company to decrease borrowings 8% at June 30, 2014 compared to December 31, 2013.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the second quarter of 2014, total stockholders' equity increased $18 million to $517 million at June 30, 2014, from $499 million at December 31, 2013. This increase was due primarily to net income during the year. The ratio of average equity to average assets was 12.29% for the first six months of 2014, as compared to 12.30% for the first six months of 2013.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2014	December 31, 2013	Requirements
Total Capital to risk-weighted assets	15.66%	15.65%	8.00%

Tier 1 Capital to risk-weighted assets	14.48%	14.42%	4.00%

Tier 1 Leverage	11.37%	11.32%	3.00%

Tier 1 capital of $463 million and total qualifying capital of $501 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of June 30, 2014, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity

Tangible equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity and tangible assets exclude the balances of goodwill and other intangible assets from stockholder’s equity and total assets, respectively. Management believes that this non-GAAP financial measure provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of the non-GAAP ratio of tangible equity to tangible assets and tangible book value per share is provided in the following table.

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2014	December 31,2013
Tangible common equity ratio:

Total stockholders' equity	$517,269	$499,363
Accumulated other comprehensive income (loss)	(5,233)	2,970
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(737)	(1,330)
Tangible common equity	$427,128	$416,832

Total assets	$4,234,342	$4,106,100
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(737)	(1,330)
Tangible assets	$4,149,434	$4,020,599

Tangible common equity ratio	10.29%	10.37%

Tangible book value per share	$17.04	$16.68

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

Current economic data has shown that the Mid-Atlantic region remains one of the stronger markets in the nation. While the Company deals with the effects of a very slow and uneven economic recovery and its resulting effects on its borrowers, it continues to seek relationship opportunities, particularly in the real estate sector. Total non-performing loans increased 4% to $42 million at June 30, 2014 compared to the balance at December 31, 2013 as the Company pursued an aggressive workout strategy on weak loan credits. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the economic activity being experienced in various business sectors on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a credit of $0.8 million for the first six months of 2014 compared to a credit of $2.8 million for the first six months of 2013. Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The timing of confirmed losses compared to that of the related historical period was the primary driver of the change in the provision for the first six months of 2014 compared to the prior year period.

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

Allowance for Loan and Lease Losses

During the second quarter of 2014, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers. No portion of the allowance was unallocated at June 30, 2014 or December 31, 2013.

At June 30, 2014, total non-performing loans and leases were $41.7 million, or 1.43% of total loans and leases, compared to $40.0 million, or 1.44% of total loans and leases, at December 31, 2013. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period. The allowance represented 91% of non-performing loans and leases at June 30, 2014 as compared to 97% at December 31, 2013. The decrease in this ratio was due primarily to the increase in non-performing loans and leases mentioned on the previous page. The allowance for loan and lease losses as a percent of total loans and leases was 1.30% at June 30, 2014 as compared to 1.39% at December 31, 2013. This decrease was due to a combination of loan growth and the impact of the decline in historical losses on the allowance calculation at June 30, 2014 compared to the prior year end.

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

The balance of impaired loans was $37.4 million, with specific allowances of $4.1 million against those loans at June 30, 2014, as compared to $32.5 million with allowances of $3.1 million, at December 31, 2013.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at June 30, 2014 and at December 31, 2013. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2014	December 31, 2013
Analysis of Allowance for Loan Losses:
Balance, January 1	$38,766	$42,957
Provision (credit) for loan and lease losses	(824)	(1,084)
Charge-offs:
Commercial business	(225)	(2,915)
Commercial real estate:
Commercial acquisition, development and construction	-	(85)
Commercial investor real estate	-	(4,774)
Commercial owner occupied real estate	(265)	(240)
Leasing	-	-
Consumer	(416)	(1,853)
Residential real estate:
Residential mortgage	(267)	(1,194)
Residential construction	(3)	(104)
Total charge-offs	(1,176)	(11,165)
Recoveries:
Commercial business	965	818
Commercial real estate:
Commercial acquisition, development and construction	-	3,080
Commercial investor real estate	28	3,354
Commercial owner occupied real estate	-	425
Leasing	-	10
Consumer	74	198
Residential real estate:
Residential mortgage	91	162
Residential construction	35	11
Total recoveries	1,193	8,058
Net recoveries (charge-offs)	17	(3,107)
Balance at end of period	$37,959	$38,766

Allowance for loan losses to loans	1.30%	1.39%
Annualized net charge-offs to average loans and leases	0.00%	0.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$1	$-
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	-	-
Leasing	-	-
Consumer	3	1
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	4	1
Non-accrual loans and leases:
Commercial business	4,309	3,400
Commercial real estate:
Commercial AD&C	3,739	4,127
Commercial investor real estate	6,731	6,802
Commercial owner occupied real estate	10,868	5,936
Leasing	-	-
Consumer	2,058	2,259
Residential real estate:
Residential mortgage	4,501	5,735
Residential construction	2,143	2,315
Total non-accrual loans and lease	34,349	30,574
Total restructured loans - accruing	7,364	9,459
Total non-performing loans and leases	41,717	40,034
Other assets and real estate owned (OREO)	1,967	1,338
Total non-performing assets	$43,684	$41,372

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2014	(4.04)%	(1.75)%	(0.17)%	(0.22)%	N/A	N/A	N/A	N/A
December 31, 2013	(7.20)%	(4.14)%	(1.63)%	(0.88)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2013 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2013 to June 30, 2014 was the result of an increase in interest-bearing deposits with banks, which will reprice immediately should rates rise in the future. Contributing to the decreased risk position is the decline in short-term FHLB borrowings which reduces the Company’s exposure to increases in interest rates, in addition to an increase in short-term loans, which is beneficial in a rising interest rate environment.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2014	(11.07)%	(7.66)%	(4.41)%	(2.00)%	N/A	N/A	N/A	N/A
December 31, 2013	(15.27)%	(10.86)%	(6.21)%	(2.15)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2013 to June 30, 2014 in all rising shock scenarios. The significant positive impact in EVE was driven by higher core deposit balances in noninterest-bearing and interest-bearing checking accounts and regular savings accounts resulting in increased premiums should rates increase. Shorter durations in the investment portfolio are also a contributing factor to the reduced risk in EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2014. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 72% of total interest-earning assets at June 30, 2014. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of June 30, 2014, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.3 billion, of which $946 million was available for borrowing based on pledged collateral, with $537 million borrowed against it as of June 30, 2014. The line of credit at the Federal Reserve totaled $407 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2014. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at June 30, 2014, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2014. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2014.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2014, the Bank could have declared a dividend of $62 million to Bancorp. At June 30, 2014, Bancorp had liquid assets of $12 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Commercial	$187,474	$184,083
Real estate-development and construction	99,365	100,826
Real estate-residential mortgage	22,305	13,908
Lines of credit, principally home equity and business lines	779,148	710,202
Standby letters of credit	57,926	59,745
Total Commitments to extend credit and available credit lines	$1,146,218	$1,068,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. There were no repurchase transactions executed during the six months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer
Exhibit 31(b)	Certification of Chief Financial Officer
Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350
Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350
Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: August 7, 2014

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: August 7, 2014

