Form 10-Q
period 2014-09-30
SANDY SPRING BANCORP INC
filed 2014-11-06
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐         No ☒

The number of outstanding shares of common stock outstanding as of October 31, 2014

Common stock, $1.00 par value – 25,040,890 shares

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

PART I

Item 1. FINANCIAL STATEMENTS

Sandy spring bancorp, inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CONDITION

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and due from banks	$48,665	$46,755
Federal funds sold	474	475
Interest-bearing deposits with banks	42,820	27,197
Cash and cash equivalents	91,959	74,427
Residential mortgage loans held for sale (at fair value)	6,656	8,365
Investments available-for-sale (at fair value)	692,107	751,284
Investments held-to-maturity -- fair value of $223,130 and $216,007 at September 30, 2014 and December 31, 2013, respectively	221,690	224,638
Other equity securities	37,072	40,687
Total loans and leases	2,975,912	2,784,266
Less: allowance for loan and lease losses	(37,574)	(38,766)
Net loans and leases	2,938,338	2,745,500
Premises and equipment, net	45,841	45,916
Other real estate owned	1,762	1,338
Accrued interest receivable	12,277	12,532
Goodwill	84,171	84,171
Other intangible assets, net	622	1,330
Other assets	116,236	115,912
Total assets	$4,248,731	$4,106,100

Liabilities
Noninterest-bearing deposits	$986,549	$836,198
Interest-bearing deposits	2,042,239	2,041,027
Total deposits	3,028,788	2,877,225
Securities sold under retail repurchase agreements and federal funds purchased	71,384	53,842
Advances from FHLB	558,000	615,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	33,155	25,670
Total liabilities	3,726,327	3,606,737

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 25,076,794 and 24,990,021 at September 30, 2014 and December 31, 2013, respectively	25,077	24,990
Additional paid in capital	194,899	193,445
Retained earnings	298,796	283,898
Accumulated other comprehensive income (loss)	3,632	(2,970)
Total stockholders' equity	522,404	499,363
Total liabilities and stockholders' equity	$4,248,731	$4,106,100

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of IncomE – UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$31,030	$33,079	$91,470	$91,937
Interest on loans held for sale	81	176	211	838
Interest on deposits with banks	24	22	66	65
Interest and dividends on investment securities:
Taxable	3,712	4,558	11,704	12,411
Exempt from federal income taxes	2,303	2,345	6,940	6,987
Total interest income	37,150	40,180	110,391	112,238
Interest Expense:
Interest on deposits	1,208	1,358	3,585	4,209
Interest on retail repurchase agreements and federal funds purchased	42	39	117	126
Interest on advances from FHLB	3,258	3,255	9,709	9,667
Interest on subordinated debt	222	222	659	672
Total interest expense	4,730	4,874	14,070	14,674
Net interest income	32,420	35,306	96,321	97,564
Provision (credit) for loan and lease losses	(192)	1,128	(1,016)	(1,670)
Net interest income after provision (credit) for loan and lease losses	32,612	34,178	97,337	99,234
Non-interest Income:
Investment securities gains	8	-	8	118
Service charges on deposit accounts	2,226	2,171	6,287	6,390
Mortgage banking activities	596	(26)	1,482	2,738
Wealth management income	4,974	4,503	14,181	13,077
Insurance agency commissions	1,410	1,193	4,011	3,578
Income from bank owned life insurance	611	629	1,817	1,864
Bank card fees	1,148	1,077	3,295	3,113
Other income	1,617	1,676	4,452	4,979
Total non-interest income	12,590	11,223	35,533	35,857
Non-interest Expenses:
Salaries and employee benefits	16,765	16,382	49,594	48,891
Occupancy expense of premises	3,032	3,149	9,778	9,327
Equipment expenses	1,337	1,200	3,855	3,676
Marketing	744	713	2,088	1,983
Outside data services	1,231	1,152	3,663	3,418
FDIC insurance	594	678	1,687	1,855
Amortization of intangible assets	115	462	709	1,384
Litigation expenses	236	-	6,364	-
Other expenses	4,578	3,157	12,584	11,690
Total non-interest expenses	28,632	26,893	90,322	82,224
Income before income taxes	16,570	18,508	42,548	52,867
Income tax expense	5,428	6,419	13,496	18,058
Net income	$11,142	$12,089	$29,052	$34,809

Net Income Per Share Amounts:
Basic net income per share	$0.44	$0.48	$1.16	$1.40
Diluted net income per share	$0.44	$0.48	$1.16	$1.39
Dividends declared per share	$0.20	$0.16	$0.56	$0.46

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$11,142	$12,089	$29,052	$34,809
Other comprehensive income (loss):
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(2,714)	(1,032)	10,779	(24,925)
Related income tax (expense) benefit	1,061	407	(4,284)	9,935
Net investment gains reclassified into earnings	8	-	8	118
Related income tax expense	(3)	-	(3)	(47)
Net effect on other comprehensive income (loss) for the period	(1,648)	(625)	6,500	(14,919)

Defined benefit pension plan:
Recognition of unrealized gain	67	249	183	1,176
Related income tax benefit	(20)	(91)	(81)	(461)
Net effect on other comprehensive income (loss) for the period	48	158	102	715
Total other comprehensive income (loss)	(1,600)	(467)	6,602	(14,204)
Comprehensive income	$9,541	$11,622	$35,654	$20,605

 The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows – UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$29,052	$34,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,415	6,033
Credit for loan and lease losses	(1,016)	(1,670)
Share based compensation expense	1,101	1,307
Deferred income tax expense	1,119	2,945
Origination of loans held for sale	(90,531)	(219,153)
Proceeds from sales of loans held for sale	93,554	248,907
Gains on sales of loans held for sale	(1,314)	(4,147)
Loss on sales of other real estate owned	162	1,072
Investment securities gains	(8)	(118)
Net decrease (increase) in accrued interest receivable	255	(72)
Net (increase) decrease in other assets	(7,319)	6,441
Net increase in accrued expenses and other liabilities	7,683	2,010
Other – net	3,256	3,706
Net cash provided by operating activities	41,409	82,070
Investing activities:
Purchases of other equity securities	-	(2,776)
Purchases of investments held-to-maturity	-	(20,666)
Purchases of investments available-for-sale	-	(161,379)
Proceeds from other equity securities	3,615	-
Proceeds from maturities, calls and principal payments of investments held-to-maturity	2,293	9,959
Proceeds from maturities, calls and principal payments of investments available-for-sale	67,700	143,220
Net increase in loans and leases	(192,794)	(135,100)
Proceeds from the sales of other real estate owned	465	7,137
Expenditures for premises and equipment	(3,547)	(1,883)
Net cash used in investing activities	(122,268)	(161,488)
Financing activities:
Net increase in deposits	151,563	3,432
Net increase (decrease) in retail repurchase agreements and federal funds purchased	17,542	(33,752)
Proceeds from advances from FHLB	1,330,000	745,000
Repayment of advances from FHLB	(1,387,000)	(630,058)
Proceeds from issuance of common stock	440	48
Dividends paid	(14,154)	(11,590)
Net cash provided by financing activities	98,391	73,080
Net increase (decrease) in cash and cash equivalents	17,532	(6,338)
Cash and cash equivalents at beginning of period	74,427	86,406
Cash and cash equivalents at end of period	$91,959	$80,068

Supplemental Disclosures:
Interest payments	$14,066	$15,031
Income tax payments	11,908	12,470
Transfers from loans to other real estate owned	971	2,353

The accompanying notes are an integral part of these statements.

Sandy Spring Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated Statements of changes in stockholders’ equity - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income			29,052		29,052
Other comprehensive income, net of tax				6,602	6,602
Common stock dividends - $0.56 per share			(14,154)		(14,154)
Stock compensation expense		1,318			1,318
Common stock issued pursuant to:					-
Stock option plan - 13,834 shares	14	176			190
Employee stock purchase plan - 18,404 shares	18	365			383
Restricted stock - 54,535 shares	55	(405)			(350)
Balances at September 30, 2014	$25,077	$194,899	298,796	$3,632	$522,404

Balances at January 1, 2013	$24,905	$191,689	$255,606	$11,312	$483,512
Net income			34,809		34,809
Other comprehensive loss, net of tax				(14,204)	(14,204)
Common stock dividends - $0.46 per share			(11,590)		(11,590)
Stock compensation expense		1,307			1,307
Common stock issued pursuant to:					-
Stock option plan - 10,964 shares	11	128			139
Employee stock purchase plan - 19,971 shares	20	336			356
Restricted stock - 48,819 shares	49	(496)			(447)
Balances at September 30, 2013	$24,985	$192,964	$278,825	$(2,892)	$493,882

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$144,473	$-	$(3,757)	$140,716	$147,688	$-	$(8,222)	$139,466
State and municipal	157,854	9,731	-	167,585	159,524	6,060	(156)	165,428
Mortgage-backed	374,326	9,995	(4,417)	379,904	439,054	10,188	(6,992)	442,250
Corporate debt	2,000	2	-	2,002	2,000	4	-	2,004
Trust preferred	1,349	-	(172)	1,177	1,701	-	(288)	1,413
Total debt securities	680,002	19,728	(8,346)	691,384	749,967	16,252	(15,658)	750,561
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$680,725	$19,728	$(8,346)	$692,107	$750,690	$16,252	$(15,658)	$751,284

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2014 are not the result of credit related events but due to changes in interest rates. These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2014 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($176.2 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($203.7 million). The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At September 30, 2014, the trust preferred portfolio consisted of one pooled trust preferred security. The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.3 million with a fair value of $1.2 million. The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

The income valuation approach technique (present value) used maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology and significant assumptions employed by the specialist to determine fair value included:

•	Evaluation of the structural terms as established in the indenture;
•	Detailed credit and structural evaluation for each piece of issuer collateral in the pool;
•	Overall default (.52%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;
•	Identification of adverse conditions specifically related to the security, industry and geographical area;
•	Projection of estimated cash flows that incorporate default expectations and loss severities;
•	Review of historical and implied volatility of the fair value of the security;
•	Evaluation of credit risk concentrations;
•	Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and
•	A discount rate of 11.8% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended September 30, 2014. Non-credit related decline in fair value on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at September 30, 2014. This non-credit related decline in fair value was recognized in other comprehensive income (“OCI”) at September 30, 2014.

The methodology and significant inputs used to measure the amount related to credit loss consisted of the following:

•	Default rates were developed based on the financial condition of the trust preferred issuers in the pool and the payment or deferral status. Conditional default rates were estimated based on the payment characteristics of the security and the financial condition of the issuers in the pool. Near term and future defaults are estimated using third party industry data in addition to a review of key financial ratios and other pertinent data on the financial stability of the underlying issuer;
•	Loss severity is forecasted based on the type of impairment using research performed by third parties;
•	The security contains one level of subordination below the senior tranche, with the senior tranche receiving the spread from the subordinate bonds;
•	Credit ratings of the underlying issuers are reviewed in conjunction with the development of the default rates applied to determine the credit amounts related to the credit loss; and
•	Potential prepayments are estimated based on terms and rates of the underlying trust preferred securities to determine the impact of excess spread on the credit enhancement, the removal of the strongest institutions from the underlying pool and any impact that prepayments might have on diversity and concentration.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through September 30, 2014	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$140,716	$-	$3,757	$3,757
Mortgage-backed	26	140,189	341	4,076	4,417
Trust preferred	1	1,177	-	172	172
Total	41	$282,082	$341	$8,005	$8,346

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	15	$139,466	$8,222	$-	$8,222
State and municipal	12	11,680	156	-	156
Mortgage-backed	30	169,377	6,865	127	6,992
Trust preferred	1	1,413	-	288	288
Total	58	$321,936	$15,243	$415	$15,658

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

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,000	$2,002	$2,080	$2,085
Due after one year through five years	43,148	44,500	12,766	13,285
Due after five years through ten years	341,678	348,934	392,389	392,339
Due after ten years	293,176	295,948	342,732	342,852
Total debt securities available for sale	$680,002	$691,384	$749,967	$750,561

At September 30, 2014 and December 31, 2013, investments available-for-sale with a book value of $200.2 million and $186.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2014 and December 31, 2013.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	September 30, 2014				December 31, 2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,510	$-	$(1,984)	$62,526	$64,505	$-	$(4,827)	$59,678
State and municipal	156,971	4,121	(724)	160,368	159,889	1,920	(5,753)	156,056
Mortgage-backed	209	27	-	236	244	29	-	273
Total investments held-to-maturity	$221,690	$4,148	$(2,708)	$223,130	$224,638	$1,949	$(10,580)	$216,007

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,526	$-	$1,984	$1,984
State and municipal	57	52,941	55	669	724
Total	65	$115,467	$55	$2,653	$2,708

	December 31, 2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$59,678	$4,827	$-	$4,827
State and municipal	113	94,243	5,366	387	5,753
Total	121	$153,921	$10,193	$387	$10,580

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value, and considers the unrealized losses in the held-to-maturity portfolio temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$3,099	$3,112	$1,720	$1,725
Due after one year through five years	4,563	4,618	3,249	3,269
Due after five years through ten years	154,865	163,345	139,033	135,074
Due after ten years	59,163	52,055	80,636	75,939
Total debt securities held-to-maturity	$221,690	$223,130	$224,638	$216,007

At September 30, 2014 and December 31, 2013, investments held-to-maturity with a book value of $206.6 million and $165.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2014 and December 31, 2013.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2014	December 31, 2013
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	28,803	32,418
Total equity securities	$37,072	$40,687

Note 3 – Loans and Leases

Outstanding loan balances at September 30, 2014 and December 31, 2013 are net of unearned income including net deferred loan costs of $0.1 million and $0.7 million, respectively. The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2014	December 31, 2013
Residential real estate:
Residential mortgage	$698,925	$618,381
Residential construction	141,883	129,177
Commercial real estate:
Commercial owner occupied real estate	584,964	592,823
Commercial investor real estate	575,984	552,178
Commercial acquisition, development and construction	194,666	160,696
Commercial Business	368,611	356,651
Leases	156	703
Consumer	410,723	373,657
Total loans and leases	$2,975,912	$2,784,266

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Balance at beginning of year	$38,766	$42,957
Provision (credit) for loan and lease losses	(1,016)	(1,670)
Loan and lease charge-offs	(1,541)	(9,639)
Loan and lease recoveries	1,365	7,774
Net charge-offs	(176)	(1,865)
Balance at period end	$37,574	$39,422

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,119)	799	(681)	630	(6)	41	(355)	(325)	(1,016)
Charge-offs	(225)	-	(4)	(265)	-	(720)	(324)	(3)	(1,541)
Recoveries	1,023	-	34	-	-	134	105	69	1,365
Net recoveries (charge-offs)	798	-	30	(265)	-	(586)	(219)	66	(176)
Balance at end of period	$5,987	$4,553	$8,612	$6,673	$10	$3,597	$7,245	$897	$37,574

Total loans and leases	$368,611	$194,666	$575,984	$584,964	$156	$410,723	$698,925	$141,883	$2,975,912
Allowance for loans and leases to total loans and leases ratio	1.62%	2.34%	1.50%	1.14%	6.42%	0.88%	1.04%	0.63%	1.26%

Balance of loans specifically evaluated for impairment	$5,943	$3,792	$10,352	$10,742	na.	$27	$6,039	$1,689	$38,584
Allowance for loans specifically evaluated for impairment	$1,406	$1,188	$399	$794	na.	na.	$557	$-	$4,344
Specific allowance to specific loans ratio	23.66%	31.33%	3.85%	7.39%	na.	na.	9.22%	na.	11.26%

Balance of loans collectively evaluated	$362,668	$190,874	$565,632	$574,222	$156	$410,696	$692,886	$140,194	$2,937,328
Allowance for loans collectively evaluated	$4,581	$3,365	$8,213	$5,879	$10	$3,597	$6,688	$897	$33,230
Collective allowance to collective loans ratio	1.26%	1.76%	1.45%	1.02%	6.42%	0.88%	0.97%	0.64%	1.13%

	For the Year Ended December 31, 2013
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997		$332		$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,910	(3,978)	1,100	(874)		(326)		1,951	329	(1,196)	(1,084)
Charge-offs	(2,915)	(85)	(4,774)	(240)		-		(1,853)	(1,194)	(104)	(11,165)
Recoveries	818	3,080	3,354	425		10		198	162	11	8,058
Net recoveries (charge-offs )	(2,097)	2,995	(1,420)	185		10		(1,655)	(1,032)	(93)	(3,107)
Balance at end of period	$6,308	$3,754	$9,263	$6,308		$16		$4,142	$7,819	$1,156	$38,766

Total loans and leases	$356,651	$160,696	$552,178	$592,823		$703		$373,657	$618,381	$129,177	$2,784,266
Allowance for loans and leases to total loans and leases ratio	1.77%	2.34%	1.68%	1.06%		2.28%		1.11%	1.26%	0.89%	1.39%

Balance of loans specifically evaluated for impairment	$5,608	$4,128	$7,654	$7,111	$	na.		$29	$6,141	$1,852	$32,523
Allowance for loans specifically evaluated for impairment	$849	$1,031	$126	$426	$	na.	$	na.	$626	$-	$3,058
Specific allowance to specific loans ratio	15.14%	24.98%	1.65%	5.99%	$	na.		na.	10.19%	na.	9.40%

Balance of loans collectively evaluated	$351,043	$156,568	$544,524	$585,712		$703		$373,628	$612,240	$127,325	$2,751,743
Allowance for loans collectively evaluated	$5,459	$2,723	$9,137	$5,882		$16		$4,142	$7,193	$1,156	$35,708
Collective allowance to collective loans ratio	1.56%	1.74%	1.68%	1.00%		2.28%		1.11%	1.17%	0.91%	1.30%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2014	December 31, 2013
Impaired loans with a specific allowance	$15,608	$12,217
Impaired loans without a specific allowance	22,976	20,306
Total impaired loans	$38,584	$32,523

Allowance for loan and lease losses related to impaired loans	$4,344	$3,058
Allowance for loan and lease losses related to loans collectively evaluated	33,230	35,708
Total allowance for loan and lease losses	$37,574	$38,766

Average impaired loans for the period	$35,559	$38,379
Contractual interest income due on impaired loans during the period	$2,217	$2,612
Interest income on impaired loans recognized on a cash basis	$665	$1,374
Interest income on impaired loans recognized on an accrual basis	$281	$473

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,182	$1,437	$2,044	$5,051	$947	$10,661
Restructured accruing	793	-	-	-	779	1,572
Restructured non-accruing	230	1,211	78	1,245	611	3,375
Balance	$2,205	$2,648	$2,122	$6,296	$2,337	$15,608

Allowance	$1,406	$1,188	$399	$794	$557	$4,344

Impaired loans without a specific allowance
Non-accruing	$1,745	$-	$6,088	$1,808	$784	$10,425
Restructured accruing	999	-	2,142	-	2,669	5,810
Restructured non-accruing	994	1,144	-	2,638	1,965	6,741
Balance	$3,738	$1,144	$8,230	$4,446	$5,418	$22,976

Total impaired loans
Non-accruing	$2,927	$1,437	$8,132	$6,859	$1,731	$21,086
Restructured accruing	1,792	-	2,142	-	3,448	7,382
Restructured non-accruing	1,224	2,355	78	3,883	2,576	10,116
Balance	$5,943	$3,792	$10,352	$10,742	$7,755	$38,584

Unpaid principal balance in total impaired loans	$7,752	$13,245	$14,998	$12,725	$7,908	$56,628

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,662	$3,948	$9,089	$8,968	$7,892	$35,559
Contractual interest income due on impaired loans during the period	$319	$512	$553	$694	$139
Interest income on impaired loans recognized on a cash basis	$232	$68	$76	$250	$39
Interest income on impaired loans recognized on an accrual basis	$98	$-	$83	$-	$100

	December 31, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$374	$1,360	$749	$2,022	$-	$4,505
Restructured accruing	790	-	-	1,174	2,365	4,329
Restructured non-accruing	349	1,122	-	1,274	638	3,383
Balance	$1,513	$2,482	$749	$4,470	$3,003	$12,217

Allowance	$849	$1,031	$126	$426	$626	$3,058

Impaired loans without a specific allowance
Non-accruing	$1,532	$382	$5,440	$646	$-	$8,000
Restructured accruing	1,417	-	852	-	2,861	5,130
Restructured non-accruing	1,146	1,264	613	1,995	2,158	7,176
Balance	$4,095	$1,646	$6,905	$2,641	$5,019	$20,306

Total impaired loans
Non-accruing	$1,906	$1,742	$6,189	$2,668	$-	$12,505
Restructured accruing	2,207	-	852	1,174	5,226	9,459
Restructured non-accruing	1,495	2,386	613	3,269	2,796	10,559
Balance	$5,608	$4,128	$7,654	$7,111	$8,022	$32,523

Unpaid principal balance in total impaired loans	$7,943	$10,318	$12,351	$8,684	$8,650	$47,946

	December 31, 2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,153	$5,451	$10,605	$8,386	$6,784	$38,379
Contractual interest income due on impaired loans during the period	$452	$654	$587	$692	$227
Interest income on impaired loans recognized on a cash basis	$238	$253	$75	$725	$83
Interest income on impaired loans recognized on an accrual basis	$133	$-	$30	$77	$233

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,151	$3,792	$8,210	$10,742	$-	$1,830	$4,417	$2,497	$35,639
Loans and leases 90 days past due	-	-	-	649	-	6	-	-	655
Restructured loans and leases	1,792	-	2,142	-	-	-	3,448	-	7,382
Total non-performing loans and leases	5,943	3,792	10,352	11,391	-	1,836	7,865	2,497	43,676
Other real estate owned	39	365	-	-	-	-	1,358	-	1,762
Total non-performing assets	$5,982	$4,157	$10,352	$11,391	$-	$1,836	$9,223	$2,497	$45,438

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,400	$4,127	$6,802	$5,936	$-	$2,259	$5,735	$2,315	$30,574
Loans and leases 90 days past due	-	-	-	-	-	1	-	-	1
Restructured loans and leases	2,207	-	852	1,174	-	29	5,197	-	9,459
Total non-performing loans and leases	5,607	4,127	7,654	7,110	-	2,289	10,932	2,315	40,034
Other real estate owned	54	365	-	-	-	-	919	-	1,338
Total non-performing assets	$5,661	$4,492	$7,654	$7,110	$-	$2,289	$11,851	$2,315	$41,372

	September 30, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$564	$948	$169	$839	$-	$732	$4,014	$-	$7,266
61-90 days	403	-	2,009	-	-	20	162	-	2,594
> 90 days	-	-	-	649	-	6	-	-	655
Total past due	967	948	2,178	1,488	-	758	4,176	-	10,515
Non-accrual loans and leases	4,151	3,792	8,210	10,742	-	1,830	4,417	2,497	35,639
Loans aquired with deteriorated credit quality	1,267	-	53	1,814	-	-	-	-	3,134
Current loans	362,226	189,926	565,543	570,920	156	408,135	690,332	139,386	2,926,624
Total loans and leases	$368,611	$194,666	$575,984	$584,964	$156	$410,723	$698,925	$141,883	$2,975,912

	December 31, 2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$382	$-	$5,826	$876	$4	$716	$4,119	$-	$11,923
61-90 days	1,142	-	-	2,540	-	176	208	-	4,066
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,524	-	5,826	3,416	4	893	4,327	-	15,990
Non-accrual loans and leases	3,400	4,127	6,802	5,936	-	2,259	5,735	2,315	30,574
Loans aquired with deteriorated credit quality	1,363	-	571	2,366	-	-	-	-	4,300
Current loans	350,364	156,569	538,979	581,105	699	370,505	608,319	126,862	2,733,402
Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$344,076	$189,604	$557,036	$553,795	$1,644,511
Special Mention	14,752	-	3,882	9,799	28,433
Substandard	9,783	5,062	15,066	21,370	51,281
Doubtful	-	-	-	-	-
Total	$368,611	$194,666	$575,984	$584,964	$1,724,225

	December 31, 2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$324,941	$154,869	$523,901	$553,604	$1,557,315
Special Mention	16,166	-	2,944	15,702	34,812
Substandard	15,274	5,827	25,333	23,517	69,951
Doubtful	270	-	-	-	270
Total	$356,651	$160,696	$552,178	$592,823	$1,662,348

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$156	$408,887	$691,060	$139,386	$1,239,489
Non-performing:
90 days past due	-	6	-	-	6
Non-accruing	-	1,830	4,417	2,497	8,744
Restructured loans and leases	-	-	3,448	-	3,448
Total	$156	$410,723	$698,925	$141,883	$1,251,687

	December 31, 2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$703	$371,368	$607,449	$126,862	$1,106,382
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,259	5,735	2,315	10,309
Restructured loans and leases	-	29	5,197	-	5,226
Total	$703	$373,657	$618,381	$129,177	$1,121,918

During the nine months ended September 30, 2014, the Company restructured $1.7 million in loans that were designated as troubled debt restructurings. Modifications consisted principally of interest rate concessions. No modifications resulted in the reduction of the recorded principal in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded principal in the restructured loan. Loans restructured during 2014 did not require significant specific reserves at September 30, 2014. For the year ended December 31, 2013, the Company restructured $3.4 million in loans. Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded principal in the associated loan balances. Loans restructured during 2013 had specific reserves of $0.1 million at December 31, 2013. Commitments to lend additional funds on loans that have been restructured at September 30, 2014 and December 31, 2013 amounted to $5.4 million and $5.5 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$185	$-	$1,290	$-	$-	$1,475
Restructured non-accruing	-	192	-	-	-	192
Balance	$185	$192	$1,290	$-	$-	$1,667

Specific allowance	$-	$-	$-	$-	$-	$-

Restructured and subsequently defaulted	$-	$-	$-	$720	$-	$720

	For the Year Ended December 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$87	$-	$852	$-	$2,064	$3,003
Restructured non-accruing	425	-	-	-	-	425
Balance	$512	$-	$852	$-	$2,064	$3,428

Specific allowance	$141	$-	$-	$-	$-	$141

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $1.8 million and $1.3 million at September 30, 2014 and December 31, 2013.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2014			Weighted	December 31, 2013			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,716)	$-	-	$9,716	$(9,352)	$364	0.3 years
Other identifiable intangibles	8,623	(8,001)	622	1.4 years	8,623	(7,657)	966	2.1 years
Total amortizing intangible assets	$18,339	$(17,717)	$622		$18,339	$(17,009)	$1,330

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2014	112
2015	372
2016	94
2017	16
Thereafter	28
Total amortizing intangible assets	$622

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2014	December 31, 2013
Noninterest-bearing deposits	$986,549	$836,198
Interest-bearing deposits:
Demand	485,112	460,824
Money market savings	846,625	870,653
Regular savings	259,848	243,813
Time deposits of less than $100,000	244,085	263,636
Time deposits of $100,000 or more	206,569	202,101
Total interest-bearing deposits	2,042,239	2,041,027
Total deposits	$3,028,788	$2,877,225

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. No shares were repurchased during the first nine months of 2014.

Note 8 – Share Based Compensation

At September 30, 2014, the Company had two share based compensation plans in existence, the 1999 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2005 Omnibus Stock Plan, which is described below.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board. The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,015,421 are available for issuance at September 30, 2014, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors. Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant. The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both. The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options. Options granted under the expired 1999 Stock Option Plan remain outstanding until exercised or they expire. The Company generally issues authorized but previously unissued shares to satisfy option exercises.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, related to the awards of stock options and restricted stock grants. Compensation expense of $1.3 million and $1.2 million was recognized for the nine months ended September 30, 2014 and 2013, respectively. Stock options exercised were 13,834 and 10,964 for the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value for the stock options exercised amounted to $0.1 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of September 30, 2014. That cost is expected to be recognized over a weighted average period of approximately 2.0 years. The total of unrecognized compensation cost related to restricted stock was approximately $4.0 million as of September 30, 2014. That cost is expected to be recognized over a weighted average period of approximately 3.3 years. The fair value of the options vested during the nine months ended September 30, 2014 and 2013, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2014, 21,251 stock options were granted, subject to a three year vesting schedule with one third of the options vesting each year on the anniversary date of the grant. Additionally, 79,416 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting each year on the grant date anniversary. No shares were granted during the second or third quarter of 2014.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2014	307,800	$25.23		$1,768
Granted	21,251	$24.75
Exercised	(13,834)	$13.72		$147
Forfeited or expired	(2,500)	28.59
Balance at September 30, 2014	312,717	$25.68	2.0	$848

Exercisable at September 30, 2014	271,580	$26.18	1.4	$787

Weighted average fair value of options
granted during the year		$8.05

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2014	227,064	$18.61
Granted	79,416	$24.75
Vested	(76,037)	$17.53
Forfieted	(2,885)	$21.95
Restricted stock at September 30, 2014	227,558	$21.07

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest cost on projected benefit obligation	$403	$390	$1,197	$1,163
Expected return on plan assets	(493)	(425)	(1,480)	(1,259)
Recognized net actuarial loss	67	249	183	1,176
Net periodic benefit cost	$(23)	$214	$(100)	$1,080

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2014	2013	2014	2013
Net income	$11,142	$12,089	$29,052	$34,809
Basic:
Basic weighted average EPS shares	25,074	24,979	25,045	24,952

Basic net income per share	$0.44	$0.48	$1.16	$1.40
Diluted:
Basic weighted average EPS shares	25,074	24,979	25,045	24,952
Dilutive common stock equivalents	78	92	90	97
Dilutive EPS shares	25,152	25,071	25,135	25,049

Diluted net income per share	$0.44	$0.48	$1.16	$1.39

Anti-dilutive shares	64	146	59	195

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

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	6,495	-	6,495
Reclassifications from accumulated other comprehensive income, net of tax	5	102	107
Current period change in other comprehensive income, net of tax	6,500	102	6,602
Balance at September 30, 2014	$6,858	$(3,226)	$3,632

(In thousands)	Unrealized Gains (Losses) on Investments Available-for-Sale	Defined Benefit Pension Plan	Total
Balance at January 1, 2013	$20,258	$(8,946)	$11,312
Other comprehensive income before reclassification, net of tax	(14,990)	-	(14,990)
Reclassifications from accumulated other comprehensive income, net of tax	71	715	786
Current period change in other comprehensive income, net of tax	(14,919)	715	(14,204)
Balance at September 30, 2013	$5,339	$(8,231)	$(2,892)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$8	$118
Income before taxes	8	118
Tax expense	3	47
Net income	$5	$71

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss 1	$183	$1,176
Income before taxes	183	1,176
Tax expense	81	461
Net income	$102	$715

1  This amount is included in the computation of net periodic pension cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The notional value of commercial loan swaps outstanding was $21.1 million with a fair value of $1.4 million as of September 30, 2014 compared to $46.4 million with a fair value of $1.6 million as of December 31, 2013. The offsetting nature of the swaps results in a neutral effect on the Company’s operations. Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition. The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – LITIGATION

For the nine months ended September 30, 2014, the Company accrued $6.4 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012. The Company is currently in the process of appealing the decision.

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

Changes to interest rates may result in changes in the cash flows due to prepayments or extinguishments, which could result in higher or lower measurements of the fair values.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$6,656	$-	$6,656
Investments available-for-sale:
U.S. government agencies	-	140,716	-	140,716
State and municipal	-	167,585	-	167,585
Mortgage-backed	-	379,904	-	379,904
Corporate debt	-	2,002	-	2,002
Trust preferred	-	-	1,177	1,177
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,446	-	1,446

Liabilities
Interest rate swap agreements	$-	$(1,446)	$-	$(1,446)

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$8,365	$-	$8,365
Investments available-for-sale:
U.S. government agencies	-	139,466	-	139,466
State and municipal	-	165,428	-	165,428
Mortgage-backed	-	442,250	-	442,250
Corporate debt	-	2,004	-	2,004
Trust preferred	-	-	1,413	1,413
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,608	-	1,608

Liabilities
Interest rate swap agreements	$-	$(1,608)	$-	$(1,608)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant Unobservable Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2014	$1,413
Total OTTI included in earnings	-
Principal redemption	(352)
Total unrealized losses included in other comprehensive income (loss)	116
Balance at September 30, 2014	$1,177

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$11,220	$11,220	$21,384
Other real estate owned	-	-	1,762	1,762	(227)
Total	$-	$-	$12,982	$12,982	$21,157

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$11,011	$11,011	$17,655
Other real estate owned	-	-	1,338	1,338	(309)
Total	$-	$-	$12,349	$12,349	$17,346

At September 30, 2014, impaired loans totaling $38.6 million were written down to fair value of $34.3 million as a result of specific loan loss allowances of $4.3 million associated with the impaired loans which was included in the allowance for loan losses. Impaired loans totaling $32.5 million were written down to fair value of $29.5 million at December 31, 2013 as a result of specific loan loss allowances of $3.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$258,762	$260,202	$-	$260,202	$-
Loans, net of allowance	2,938,338	2,882,093	-	-	2,882,093
Other assets	88,031	88,031	-	88,031	-

Financial Liabilities
Time Deposits	$450,654	$450,323	$-	$450,323	$-
Securities sold under retail repurchase agreements and federal funds purchased	71,384	71,384	-	71,384	-
Advances from FHLB	558,000	580,738	-	580,738	-
Subordinated debentures	35,000	12,652	-	-	12,652

			Fair Value Measurements
	December 31, 2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$265,325	$256,694	$-	$256,694	$-
Loans, net of allowance	2,784,266	2,692,877	-	-	2,692,877
Other assets	86,213	86,213	-	86,213	-

Financial Liabilities
Time Deposits	$465,737	$465,392	$-	$465,392	$-
Securities sold under retail repurchase agreements and federal funds purchased	53,842	53,842	-	53,842	-
Advances from FHLB	615,000	641,901	-	641,901	-
Subordinated debentures	35,000	11,376	-	-	11,376

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Investments held-to-maturity and other equity securities: The fair value of marketable securities is based on quoted market prices, prices quoted for similar instruments, and prices obtained from independent pricing services.

Loans: For certain categories of loans, such as mortgage, installment and commercial loans, the fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Expected cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. These amounts are presented net of the allowance for loan losses.

Other assets: The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2014 and December 31, 2013 as determined by the each insurance carrier.

Time Deposits: The fair value of time deposits is estimated by discounting their cash flows based on their future maturities.

Securities sold under agreements to repurchase and federal funds purchased: The fair value and the carrying value are the same due to the short maturities of those instruments.

Advances from FHLB: The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The Company's credit risk is not material to calculation of fair value because the FHLB borrowings are collateralized. The Company classifies advances from the Federal Home Loan Bank of Atlanta within Level 2 of the fair value hierarchy since the fair value of such borrowings is based on rates currently available for borrowings with similar terms and remaining maturities.

Subordinated debentures: The fair value is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The subordinated debentures are classified as Level 3 in the fair value hierarchy due to the lack of market activity of such instruments.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses. Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts. Expenses include personnel, occupancy, marketing, equipment and other expenses. Amortization of intangibles related to the acquired entities was not significant for the three months ended September 30, 2014 was not significant. Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.3 million for the three months ended September 30, 2013. These non-cash charges amounted to $0.4 million and $1.1 million for the nine months ended September 30, 2014 and 2013.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts. Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland. Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2014 and 2013, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank. This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning. West Financial currently has approximately $1.0 billion in assets under management. Major revenue sources include non-interest income earned on the above services. Expenses include personnel and support charges. Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2014 and 2013, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,150	$1	$1	$(2)	$37,150
Interest expense	4,732	-	-	(2)	4,730
Provision for loan and lease losses	(192)	-	-	-	(192)
Noninterest income	9,545	1,498	1,722	(175)	12,590
Noninterest expenses	26,632	1,226	949	(175)	28,632
Income before income taxes	15,523	273	774	-	16,570
Income tax expense	5,014	110	304	-	5,428
Net income	$10,509	$163	$470	$-	$11,142

Assets	$4,250,103	$6,053	$11,409	$(18,834)	$4,248,731

	Three Months Ended September 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$40,180	$1	$4	$(5)	$40,180
Interest expense	4,879	-	-	(5)	4,874
Provision (credit) for loan and lease losses	1,128	-	-	-	1,128
Noninterest income	8,453	1,271	1,573	(74)	11,223
Noninterest expenses	24,939	1,135	893	(74)	26,893
Income before income taxes	17,687	137	684	-	18,508
Income tax expense	6,094	55	270	-	6,419
Net income	$11,593	$82	$414	$-	$12,089

Assets	$4,088,617	$13,907	$18,350	$(67,905)	$4,052,969

	Nine Months Ended September 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$110,391	$6	$10	$(16)	$110,391
Interest expense	14,086	-	-	(16)	14,070
Provision (credit) for loan and lease losses	(1,016)	-	-	-	(1,016)
Noninterest income	29,669	4,273	5,117	(3,526)	35,533
Noninterest expenses	87,550	3,542	2,756	(3,526)	90,322
Income before income taxes	39,440	737	2,371	-	42,548
Income tax expense	12,272	298	926	-	13,496
Net income	$27,168	$439	$1,445	$-	$29,052

Assets	$4,250,103	$6,053	$11,409	$(18,834)	$4,248,731

	Nine Months Ended September 30, 2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$112,238	$6	$11	$(17)	$112,238
Interest expense	14,691	-	-	(17)	14,674
Provision (credit) for loan and lease losses	(1,670)	-	-	-	(1,670)
Noninterest income	27,748	3,968	4,622	(481)	35,857
Noninterest expenses	76,893	3,270	2,542	(481)	82,224
Income before income taxes	50,072	704	2,091	-	52,867
Income tax expense	16,955	285	818	-	18,058
Net income	$33,117	$419	$1,273	$-	$34,809

Assets	$4,088,617	$13,907	$18,350	$(67,905)	$4,052,969

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

Overview

Net income for the Company for the third quarter of 2014 totaled $11.1 million ($0.44 per diluted share) as compared to net income of $12.1 million ($0.48 per diluted share) for the third quarter of 2013. For the first nine months of 2014, net income totaled $29.1 million ($1.16 per diluted share), compared to net income of $34.8 million ($1.39 per diluted share) for the first nine months of 2013. During the third quarter of 2013, the Company recognized interest income of $3.7 million, non-interest income of $0.4 million and a credit to non-interest expenses of $0.5 million due to the resolution of two previously non-performing commercial real estate loans. These results reflect the following events:

•	Average total loans for the third quarter of 2014 increased 12% compared to the third quarter of 2013 due primarily to organic growth in the residential mortgage, commercial investor real estate and consumer loan portfolios.

•	The provision for loan and lease losses was a credit of $0.2 million for the third quarter of 2014 compared to a charge of $1.1 million for the third quarter of 2013 and a charge of $0.2 million for the second quarter of 2014. The decrease in the provision for the third quarter of 2014 compared to the prior year quarter was due primarily to a decrease in historical losses which offset the growth in the loan portfolio.

•	The net interest margin was 3.42% for the third quarter of 2014, compared to 3.88% for the third quarter of 2013 and 3.48% for the second quarter of 2014. The decline from the prior year was the result of lower loan yields, primarily in the commercial loan portfolio, combined with the impact of interest recoveries in 2013 on two non-performing commercial real estate loans. Excluding the effect of the loan recoveries, the net interest margin was 3.49% for the third quarter of 2013.

•	Non-interest income increased $1.4 million or 12% for the third quarter of 2014 compared to the third quarter of 2013 due primarily to increases in income from wealth management, insurance agency commissions and mortgage banking activities.

•	For the year-to-date, the Company recorded litigation-related expenses in 2014 of $6.4 million before taxes for damages resulting from claims against the Company based on the actions of a former employee of CommerceFirst Bank, which was acquired by the Company in 2012.

In the first nine months of 2014, the Mid-Atlantic region continued to experience moderate economic improvement. Concerns over the growth of the national economy and consumer and business uncertainty continued to impede both the regional and national economic outlook. A declining unemployment rate has been somewhat offset by uneven trends in housing and consumer spending and concerns over the current status of the job market together with the possibility of higher interest rates in the coming year. The effect of geopolitical events in Europe and the Middle East and slower growth abroad, particularly in China, also continue to provide underlying volatility. These factors have caused uncertainty, particularly among both individual consumers and small and large businesses and have continued to suppress confidence and thus constrain the pace of economic growth and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity, capital and credit quality.

During 2014, lower rates on average interest-earning assets and a slowing decline in funding costs served to offset the effect of loan growth. Average loans increased 12% for the third quarter of 2014 compared to the prior year quarter, while average total deposits increased 5% for the quarter compared to 2013.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

Non-performing assets increased to $45.4 million at September 30, 2014 from $39.9 million at September 30, 2013. This increase was due primarily to several loans in the owner-occupied commercial real estate portfolio that were placed on non-accrual status. Non-performing assets represented 1.07% of total assets at September 30, 2014 compared to 0.98% at September 30, 2013. The ratio of net charge-offs to average loans and leases was 0.03% for the third quarter of 2014 compared to 0.11% for the prior year quarter.

Non-interest income increased 12% in the third quarter of 2014 compared to the third quarter of 2013. This increase was driven by an 10% increase in wealth management income due primarily to growth in assets under management. In addition, insurance agency commissions increased 18% for the quarter due to an increase in commissions on physicians’ liability lines while mortgage banking income increased over the prior year quarter due to higher accrued gains on loans held for sale and related interest rate lock commitments.

Non-interest expenses increased 6% in the third quarter of 2014 compared to the third quarter of 2013 due primarily to higher salaries and benefits, professional fees and other non-interest expenses. Excluding the credits to non-interest expense from the loan recoveries mentioned above, non-interest expenses increased 4% over the prior year quarter.

Total assets at September 30, 2014 increased 3% compared to December 31, 2013 primarily due to organic loan growth which was funded by a 5% increase in deposits. Loan balances increased 7% compared to the prior year end due primarily to increases of 12% in residential mortgage and construction loans, 10% in consumer loans and 21% in commercial ADC loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 5% compared to balances at December 31, 2013. The increase in customer funding sources was driven primarily by a combined increase of 13% in interest-bearing and noninterest-bearing checking accounts and an increase of 7% in regular savings accounts. The Company continued to manage its net interest margin, primarily by managing rates on certificates of deposit and by utilizing short-term FHLB borrowings during this extended period of historically low interest rates. During the same period, stockholders’ equity increased $23 million due to net income in the first nine months of 2014.

Consolidated Average Balances, Yields and Rates

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES - UNAUDITED

	Nine Months Ended September 30
	2014			2013
(Dollars in thousands and tax-equivalent)	Average Balances	(1) Interest	Annualized Average Yield/Rate	Average Balances	(1) Interest	Annualized Average Yield/Rate
Assets
Residential mortgage loans (2)	$660,828	17,085	3.45%	$583,105	16,001	3.66%
Residential construction loans	142,709	3,988	3.74	120,053	3,142	3.50
Commercial ADC loans	170,365	6,450	5.06	155,965	7,540	6.46
Commercial investor real estate loans	570,176	20,881	4.90	486,624	20,927	5.75
Commercial owner occupied real estate loans	583,044	21,304	5.05	565,108	22,464	5.45
Commercial business loans	355,242	12,268	4.62	338,869	13,288	5.10
Leasing	374	16	5.54	1,764	88	6.67
Consumer loans	390,749	9,689	3.34	361,624	9,325	3.47
Total loans and leases (3)	2,873,487	91,681	4.30	2,613,112	92,775	4.77
Taxable securities	687,359	12,786	2.48	765,054	13,536	2.36
Tax-exempt securities (4)	302,148	9,767	4.31	300,826	9,829	4.36
Interest-bearing deposits with banks	35,004	66	0.25	34,379	65	0.25
Federal funds sold	474	-	0.22	475	-	0.22
Total interest-earning assets	3,898,472	114,300	3.94	3,713,846	116,205	4.19

Less: allowance for loan and lease losses	(38,645)			(42,223)
Cash and due from banks	45,380			45,932
Premises and equipment, net	45,845			47,479
Other assets	210,325			216,958
Total assets	$4,161,377			$3,981,992

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$475,459	306	0.09%	$436,236	280	0.09%
Regular savings deposits	258,224	131	0.07	238,627	159	0.09
Money market savings deposits	871,399	839	0.13	880,794	1,131	0.17
Time deposits	460,548	2,309	0.67	497,136	2,639	0.71
Total interest-bearing deposits	2,065,630	3,585	0.23	2,052,793	4,209	0.27
Other borrowings	68,301	117	0.23	59,734	126	0.28
Advances from FHLB	556,663	9,709	2.33	482,679	9,667	2.68
Subordinated debentures	35,000	659	2.51	35,000	672	2.56
Total interest-bearing liabilities	2,725,594	14,070	0.69	2,630,206	14,674	0.75

Noninterest-bearing demand deposits	894,508			833,059
Other liabilities	30,184			33,230
Stockholders' equity	511,091			485,497
Total liabilities and stockholders' equity	$4,161,377			$3,981,992
Net interest income and spread		$100,230	3.25%		$101,531	3.44%
Less: tax-equivalent adjustment		3,909			3,967
Net interest income		$96,321			$97,564

Interest income/earning assets			3.94%			4.19%
Interest expense/earning assets			0.48			0.53
Net interest margin			3.46%			3.66%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2014 and 2013. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.9 million and $4.0 million in 2014 and 2013, respectively .

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

(3)	Non-accrual loans are included in the average balances.

(4)	Includes only investments that are exempt from federal taxes.

Results of Operations

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net income for the Company for the first nine months of 2014 totaled $29.1 million ($1.16 per diluted share) compared to net income of $34.8 million ($1.39 per diluted share) for the first nine months of 2013. Excluding the effect of the loan recoveries mentioned previously, net income for the first nine months of 2013 was $32.1 million ($1.28 per diluted share).

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

Net interest income for the first nine months of 2014 was $96.3 million compared to $97.6 million for the first nine months of 2013. On a tax-equivalent basis, net interest income for the nine months ended September 30, 2014 was $100.2 million compared to $101.5 million for the nine months ended September 30, 2013, a decrease of 1%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.46% for the first nine months of 2014 compared to 3.66% for the first nine months of 2013. Excluding interest recoveries of $3.7 million on non-performing commercial real estate loans, the net interest margin was 3.53% for the first nine months of 2013. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 4% in the first nine months of 2014. Average noninterest-bearing deposits increased 7% in the first nine months of 2014 while the percentage of average noninterest-bearing deposits to total deposits increased to 30% for the first nine months of 2014 compared to 29% for the first nine months of 2013.The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2014 vs. 2013			2013 vs. 2012
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$(1,094)	$8,718	$(9,812)	$6,024	$8,054	$(2,030)
Securities	(812)	(1,706)	894	(1,508)	160	(1,668)
Other earning assets	1	1	-	(19)	(14)	(5)
Total interest income	(1,905)	7,013	(8,918)	4,497	8,200	(3,703)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	26	35	(9)	24	28	(4)
Regular savings deposits	(28)	13	(41)	4	21	(17)
Money market savings deposits	(292)	(12)	(280)	(340)	20	(360)
Time deposits	(330)	(188)	(142)	(1,186)	(472)	(714)
Total borrowings	20	1,401	(1,381)	(1,197)	1,353	(2,550)
Total interest expense	(604)	1,249	(1,853)	(2,695)	950	(3,645)
Net interest income	$(1,301)	$5,764	$(7,065)	$7,192	$7,250	$(58)

*	Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income for the first nine months of 2014 decreased 2% compared to the prior year period. The previous table shows that, in 2014, the increase in average loans and leases was offset by a continued decline in earning asset yields with respect to the loan portfolio.

In the first nine months of 2014, the average balance of the loan portfolio increased 10% compared to the prior year period. This growth was primarily in the commercial investor real estate, residential mortgage and consumer loan portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 47 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 15 basis points in the yield in the combined residential mortgage portfolio, a decrease of 66 basis points in the commercial loan portfolio and a decrease of 13 basis points in the yield on the overall consumer loan portfolio. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio. Excluding the interest recoveries mentioned previously, the yield on the commercial loan portfolio declined 35 basis points. This decrease was due to the continuing low interest rate environment and competition for quality loans.

The average yield on total investment securities increased 12 basis points while the average balance of the portfolio declined 7% for the first nine months of 2014 compared to the first nine months of 2013. The increase in the yield on investments was due primarily to lower amortization of mortgage-backed securities. The decrease in the average balance of the portfolio was necessary to fund loan growth during the period.

Interest Expense

Interest expense decreased by $0.6 million or 4% in the first nine months of 2014 compared to the first nine months of 2013, primarily as a result of a 6 basis point decrease in the average rate paid on interest-bearing liabilities. Average deposits increased 3% during the first nine months of 2014 compared to the first nine months of 2013. Average noninterest -bearing and interest-bearing checking accounts increased $101 million or 8% and regular savings accounts increased $20 million or 8% as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $37 million or 7% in the first nine months of 2014 compared to the prior year period. This decrease was primarily due to the Company’s management of rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. Average balances of money market accounts decreased $9 million or 1% in the first nine months of 2014 compared to the first nine months of 2013. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 35 basis points for the first nine months of 2014 compared to the first nine months of 2013 due to an increase in short-term advances to take advantage of current low interest rates and the restructuring of $50 million of such advances into longer term, lower rate instruments during the first six months of 2013.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30, 2014		2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Securities gains	$8	$118	$(110)	(93.2)%
Service charges on deposit accounts	6,287	6,390	(103)	(1.6)
M ortgage banking activities	1,482	2,738	(1,256)	(45.9)
Wealth management income	14,181	13,077	1,104	8.4
Insurance agency commissions	4,011	3,578	433	12.1
Income from bank owned life insurance	1,817	1,864	(47)	(2.5)
Visa check fees	3,295	3,113	182	5.8
Other income	4,452	4,979	(527)	(10.6)
Total non-interest income	$35,533	$35,857	$(324)	(0.9)

Total non-interest income was $35.5 million for the first nine months of 2014 compared to $35.9 million for the first nine months of 2013. The primary drivers of non-interest income for the first nine months of 2014 were declines in mortgage banking income and other non-interest income which were somewhat offset by increases in wealth management income and income from insurance agency commissions. Further detail by type of non-interest income follows:

•	Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 15% compared to the prior year period, due to an increase in assets under management. Investment management fees in West Financial Services increased 11% for the first nine months of 2014 compared to the first nine months of 2013, also due to higher assets under management. Fees on sales of investment products and services decreased 9% for the first half of 2014, due to one-time sales of insurance policies in 2013 and lower sales of securities products in the third quarter of 2014. Overall total assets under management increased to $2.7 billion at September 30, 2014 compared to $2.5 billion at September 30, 2013 as a result of positive market movements and additions from new clients.

•	Insurance agency commissions increased in 2014 compared to 2013 due primarily to higher annual contingency commissions in the first quarter based on annual policy performance and an increase in commissions from physicians’ liability lines.

•	Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to significantly reduced loan origination volumes from refinancing activity.

•	Other non-interest income decreased during the first nine months of 2014 compared to the prior year period due mainly to gains on sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the first quarter of 2013.

•	Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees.

•	Income from bank owned life insurance decreased in the first nine months of 2014 compared to the first nine months of 2013 due to the decline in the interest rates paid on these policies. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans. Investments totaled $88.0 million at September 30, 2014 and $85.6 million at September 30, 2013 and were well diversified by carrier in accordance with defined policies and practices. The average tax-equivalent yield on these insurance contract assets was 4.62% for the first nine months of 2014 compared to 4.90% for the prior year period.

•	No net OTTI losses were recognized in earnings in either the first nine months of 2014 or 2013.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Nine Months Ended September 30, 2014		2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$49,594	$48,891	703	1.4%
Occupancy expense of premises	9,778	9,327	451	4.8
Equipment expenses	3,855	3,676	179	4.9
M arketing	2,088	1,983	105	5.3
Outside data services	3,663	3,418	245	7.2
FDIC insurance	1,687	1,855	(168)	(9.1)
Amortization of intangible assets	709	1,384	(675)	(48.8)
Litigation settlement and associated costs	6,364	-	6,364	-
Professional fees	3,298	3,093	205	6.6
Other real estate owned	49	(394)	443	(112.4)
Other expenses	9,237	8,991	246	2.7
Total non-interest expense	$90,322	$82,224	8,098	9.8

Non-interest expenses totaled $90.3 million in 2014 compared to $82.2 million in 2013. This increase in expenses was driven primarily by nonrecurring litigation expenses mentioned previously. Excluding the litigation expenses, non-interest expenses remained virtually level with the prior year period.

Further detail by category of non-interest expense follows:

•	Salaries and employee benefits, the largest component of non-interest expenses, remained virtually level compared to the prior year period. Salaries increased 4% compared to the prior year period due to a larger staff and merit increases which were offset by decreases in commission and incentive compensation due largely to lower mortgage origination volumes. Benefits expense decreased 7% in 2014 compared to 2013 due primarily to a decrease in pension expense resulting from a higher discount rate assumption and higher projected returns on plan assets. This decrease was partially offset by an increase in health insurance expenses due to higher claims. The average number of full-time equivalent employees was 718 in the first nine months of 2014 compared to 712 in the first nine months of 2013.

•	Occupancy expenses increased in 2014 compared to 2013 due primarily to a significant increase in weather-related expenses in the first nine months of 2014. Equipment expenses increased due to higher software costs.

•	Marketing expenses increased in 2014 compared to 2013 due to higher advertising and public relations expenses.

•	The growth in outside data services expenses was due to contractual increases by providers and higher bankcard account activity.

•	FDIC insurance expense decreased in 2014 compared to 2013 as the Company’s growth in assets was more than offset by a lower assessment rate due to improved financial ratios.

•	Intangibles amortization decreased in 2014 due to the costs of prior acquisitions that were fully amortized during the period.

•	Professional fees increased due to the recovery of $0.5 million in legal fees in 2013 associated with two commercial loan workouts mentioned previously.

•	Other real estate owned expenses increased compared to the prior year period due to a gain on the sale of one property in the third quarter of 2013.

•	Other non-interest expenses increased 3% in 2014 compared to 2013 due mainly to accrued expenses on performance letters of credit and losses from fraudulent bankcard charges.

Income Taxes

The Company had income tax expense of $13.5 million in the first nine months of 2014, compared to expense of $18.1 million in the first nine months of 2013. The resulting effective rate was 32% for the first nine months of 2014 and 34% for the first nine months of 2013. The effective rate decreased in 2014 compared to 2013 due to tax exempt income comprising a greater proportion of income before taxes.

Results of Operations

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net income for the Company for the third quarter of 2014 totaled $11.1 million ($0.44 per diluted share) compared to net income of $12.1 million ($0.48 per diluted share) for the third quarter of 2013.

Consolidated Average Balances, Yields and Rates

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES - UNAUDITED

	Three Months Ended September 30
	2014			2013
(Dollars in thousands and tax equivalent)	Average Balances	(1) Interest	Annualized Average Yield/Rate	Average Balances	(1) Interest	Annualized Average Yield/Rate
Assets
Residential mortgage loans (2)	$689,531	$5,894	3.42%	$593,335	$5,315	3.57%
Residential construction loans	147,750	1,376	3.69	120,676	1,106	3.63
Commercial ADC loans	180,293	2,196	4.83	158,557	3,438	8.60
Commercial investor real estate loans	577,851	7,009	4.81	499,896	8,608	6.83
Commercial owner occupied real estate loans	585,014	7,091	4.98	566,366	7,361	5.30
Commercial business loans	367,203	4,177	4.53	331,374	4,246	4.94
Leasing	206	4	6.91	1,152	20	7.11
Consumer loans	404,062	3,364	3.32	366,562	3,161	3.45
Total loans and leases (3)	2,951,910	31,111	4.22	2,637,918	33,255	5.03
Taxable securities	663,550	4,071	2.43	794,344	4,942	2.49
Tax-exempt securities (4)	301,656	3,240	4.26	303,299	3,305	4.36
Interest-bearing deposits with banks	37,268	24	0.25	34,819	22	0.25
Federal funds sold	474	-	0.22	475	-	0.22
Total interest-earning assets	3,954,858	38,446	3.89	3,770,855	41,524	4.39

Less: allowance for loan and lease losses	(38,213)			(41,385)
Cash and due from banks	45,600			45,322
Premises and equipment, net	45,959			46,784
Other assets	211,880			217,493
Total assets	$4,220,084			$4,039,069
Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$488,800	112	0.09%	$442,210	97	0.09%
Regular savings deposits	263,255	34	0.05	240,910	53	0.09
Money market savings deposits	871,271	293	0.13	874,946	342	0.16
Time deposits	456,530	769	0.67	483,814	866	0.71
Total interest-bearing deposits	2,079,856	1,208	0.23	2,041,880	1,358	0.26
Other borrowings	73,046	42	0.23	56,983	39	0.27
Advances from FHLB	523,304	3,258	2.47	525,543	3,255	2.46
Subordinated debentures	35,000	222	2.54	35,000	222	2.55
Total interest-bearing liabilities	2,711,206	4,730	0.69	2,659,406	4,874	0.73

Noninterest-bearing demand deposits	956,830			862,046
Other liabilities	34,514			33,806
Stockholders' equity	517,534			483,811
Total liabilities and stockholders' equity	$4,220,084			$4,039,069
Net interest income and spread		$33,716	3.20%		$36,650	3.66%
Less: tax-equivalent adjustment		1,296			1,344
Net interest income		$32,420			$35,306

Interest income/earning assets			3.89%			4.39%
Interest expense/earning assets			0.47%			0.51 $
Net interest margin			3.42%			3.88%

(1)	Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2014 and 2013. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.3 million in 2014 and 2013, respectively .

(2)	Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.

(3)	Non-accrual loans are included in the average balances.

(4)	Includes only investments that are exempt from federal taxes.

Net Interest Income

Net interest income for the third quarter of 2014 was $32.4 million compared to $35.3 million for the third quarter of 2013. On a tax-equivalent basis, net interest income for the third quarter of 2014 was $33.7 million compared to $36.7 million for the third quarter of 2013, a decrease of 8%. The preceding table provides an analysis of net interest income that reflects a net interest margin that decreased to 3.42% for the third quarter of 2014 compared to 3.88% for the third quarter of 2013. Excluding interest recoveries of $3.7 million on non-performing commercial real estate loans, the net interest margin was 3.49% for the third quarter of 2013. Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 2% in the third quarter of 2014. Average noninterest-bearing deposits increased 11% in the third quarter of 2014 while the percentage of average noninterest-bearing deposits to total deposits increased to 32% for the third quarter of 2014 compared to 30% for the third quarter of 2013. The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings.

Interest Income

The Company's tax-equivalent interest income for the third quarter of 2014 totaled $38.4 million compared to $41.5 million for the third quarter of 2013, a decrease of 7%. Excluding interest recoveries on previously non-performing commercial real estate loans in the third quarter of 2013, total tax-equivalent interest income would have increased 2% over the prior year quarter. In the third quarter of 2014, the average balance of the loan portfolio increased 12% compared to the prior year period. This growth was primarily in the commercial investor real estate, residential mortgage and construction and consumer loan portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 81 basis points compared to the prior year quarter. Excluding the interest recoveries mentioned above, the yield on average loans and leases decreased 25 basis points for the quarter as compared to the prior year quarter. The decline in the portfolio yield was driven primarily by a decrease of 13 basis points in the yield in the combined residential mortgage portfolio and a decrease of 12 basis points in the yield on the overall consumer loan portfolio. The yield on the commercial loan portfolio decreased 124 basis points compared to the prior year quarter. Excluding the interest recoveries the yield declined 31basis points. The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio, while the decline in the yield on the commercial and consumer loan portfolios was due to the continuing low interest rate environment and competition for quality loans.

The average yield on total investment securities remained relatively even while the average balance of the portfolio decreased 12% for the third quarter of 2014 compared to the third quarter of 2013. The increase in the yield on investments was due primarily to amortization of mortgage-backed securities. The decrease in the portfolio was due to calls and maturities, the proceeds of which were used to fund loan growth.

Interest Expense

Interest expense decreased by $0.1 million or 3% in the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of a 4 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during the third quarter was driven primarily by growth in regular savings and demand deposit accounts. Average noninterest-bearing and interest-bearing checking accounts increased $141 million or 11% and regular savings accounts increased $22 million or 9% as clients kept funds in short-term instruments to preserve liquidity. This growth was partially offset by a decrease in average certificates of deposit of $27 million or 6% in the third quarter of 2014 compared to the prior year period. This decrease was primarily due to the Company’s management of rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. Average balances of money market accounts remained relatively level in the third quarter of 2014 compared to the third quarter of 2013. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta also remained comparatively level for the third quarter of 2014 compared to the third quarter of 2013 as the Company continued to take advantage of comparatively low interest rates on short-term advances.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September 30,		2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Securities gains	$8	$-	$8	-%
Service charges on deposit accounts	2,226	2,171	55	2.5
Mortgage banking activities	596	(26)	622	-
Wealth management income	4,974	4,503	471	10.5
Insurance agency commissions	1,410	1,193	217	18.2
Income from bank owned life insurance	611	629	(18)	(2.9)
Bank card fees	1,148	1,077	71	6.6
Other income	1,617	1,676	(59)	(3.5)
Total non-interest income	$12,590	$11,223	$1,367	12.2

Total non-interest income was $12.6 million for the third quarter of 2014 compared to $11.2 million for the third quarter of 2013. The primary drivers of non-interest income for the third quarter of 2014 were increases in wealth management income, insurance agency commissions and income from mortgage banking activities. Further detail by type of non-interest income follows:

•	Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 17% compared to the prior year period, due to one-time fees and an increase in assets under management. Investment management fees in West Financial Services increased 10% for the third quarter of 2014 compared to the third quarter of 2013, also due to higher assets under management. Overall total assets under management increased to $2.7 billion at September 30, 2014 compared to $2.5 billion at September 30, 2013 as a result of positive market movements and additions from new clients.

•	Insurance agency commissions increased in 2014 compared to 2013 due primarily to an increase in sales of physicians’ liability insurance.

•	Income from mortgage banking activities increased in 2014 compared to 2013 due to higher accrued gains on loans held for sale and related interest rate lock commitments.

•	Service charges on deposits increased in 2014 compared to 2013 due primarily to a decline in overdraft fees.

•	Income from bank owned life insurance decreased in the third quarter of 2014 compared to the third quarter of 2013 due to the decline in the interest rates paid on these policies.

•	Other non-interest income decreased during the third quarter of 2014 compared to the prior year period due mainly to gains on sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the third quarter of 2013.

•	No net OTTI losses were recognized in earnings in either the third quarter of 2014 or 2013.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the periods indicated:

	Three Months Ended September		2014/2013
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$16,765	$16,382	$383	2.3%
Occupancy expense of premises	3,032	3,149	(117)	(3.7)
Equipment expenses	1,337	1,200	137	11.4
Marketing	744	713	31	4.3
Outside data services	1,231	1,152	79	6.9
FDIC insurance	594	678	(84)	(12.4)
Amortization of intangible assets	115	462	(347)	(75.1)
Litigation settlement and associated costs	236	-	236	-
Professional fees	1,092	511	581	113.7
Other real estate owned	40	(150)	190	126.7
Other expenses	3,446	2,796	650	23.2
Total non-interest expense	$28,632	$26,893	$1,739	6.5

Non-interest expenses totaled $28.6 million in 2014 compared to $26.9 million in 2013. This increase in expenses was driven primarily by increases in professional fees, salaries and benefits and other noninterest expenses. Further detail by category of non-interest expense follows:

•	Salaries and benefits increased compared to the prior year quarter due to merit increases which were somewhat offset by decreases in commission and incentive compensation. Benefits expenses increased 5% due primarily to higher health insurance expense due to increased claims. This was somewhat offset by a decrease in pension expense resulting from a higher discount rate assumption and higher projected returns on plan assets. The average number of full-time equivalent employees was 712 in the third quarter of 2014 compared to 722 in the third quarter of 2013.

•	Occupancy expenses decreased in 2014 compared to 2013 due primarily to lower maintenance and utilities costs in the quarter. Equipment increased during the quarter due to higher amortization of software costs.

•	Marketing expenses remained level in the third quarter of 2014 compared to the prior year quarter.

•	Outside data services expenses increased compared to the prior year quarter due to growth in electronic transactions.

•	FDIC insurance expense decreased for the third quarter of 2014 compared to the third quarter of 2013 due to a lower assessment rate from improved financial ratios.

•	Intangibles amortization decreased in 2014 due to the costs of prior year acquisitions which were fully amortized during the period.

•	Professional fees increased in the third quarter of 2014 compared to the prior year quarter due to recovery of $0.5 million in legal fees in the third quarter of 2013 related to previously non-performing commercial loans.

•	Other real estate owned expenses increased compared to the prior year period due to a gain on the sale of one property in the third quarter of 2013.

•	Other non-interest expenses increased in 2014 compared to the prior year quarter due to accrued expense related to performance letters of credit and losses incurred due to fraudulent bankcard charges.

Income Taxes

The Company had income tax expense of $5.4 million in the third quarter of 2014, compared to expense of $6.4 million in the third quarter of 2013. The resulting effective rate was 33% for the third quarter of 2014 compared to 35% for the third quarter of 2013. The effective rate decreased in 2014 compared to 2013 due to tax exempt income comprising a greater proportion of income before taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses. Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP efficiency ratio, which also is presented in this report. The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both ratios increased during the third quarter of 2014 compared to the prior year quarter and during the first nine months of 2014 compared to the prior year period. The GAAP efficiency ratio increased for the year-to-date compared to the prior year period due primarily to the litigation expenses mentioned previously. This ratio increased for the third quarter of 2014 compared to the third quarter of 2013 due to the commercial loan recoveries in the third quarter of 2013. The non-GAAP efficiency ratio increased for both the quarter and year-to-date compared to the respective prior year periods due primarily to the loan recoveries mentioned above.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric decreased in the third quarter of 2014 compared to the prior year period due primarily to recoveries of interest, late fees and legal fees, totaling $4.5 million in the third quarter of 2013, related to previously non-performing commercial loans.

GAAP and Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Pre-tax pre-provision income:
Net income	$11,142	$12,089	$29,052	$34,809
Plus non-GAAP adjustment:
Litigation expenses	236	-	6,364	-
Income taxes	5,428	6,419	13,496	18,058
Provision (credit) for loan and lease losses	(192)	1,128	(1,016)	(1,670)
Pre-tax pre-provision income	$16,614	$19,636	$47,896	$51,197

Efficiency ratio - GAAP basis:
Non-interest expenses	$28,632	$26,893	$90,322	$82,224

Net interest income plus non-interest income	$45,010	$46,529	$131,854	$133,421
Efficiency ratio - GAAP basis	63.61%	57.80%	68.50%	61.63%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$28,632	$26,893	$90,322	$82,224
Less non-GAAP adjustment:
Amortization of intangible assets	115	462	709	1,384
Litigation expenses	236	-	6,364	-
Non-interest expenses - as adjusted	$28,281	$26,431	$83,249	$80,840

Net interest income plus non-interest income	$45,010	$46,529	$131,854	$133,421
Plus non-GAAP adjustment:
Tax-equivalent income	1,296	1,344	3,909	3,967
Less non-GAAP adjustments:
Securities gains	8	-	8	118
Net interest income plus non-interest income - as adjusted	$46,298	$47,873	$135,755	$137,270

Efficiency ratio - Non-GAAP basis	61.09%	55.21%	61.32%	58.89%

FINANCIAL CONDITION

The Company's total assets were $4.2 billion at September 30, 2014, an increase of $143 million or 3% compared to $4.1 billion at December 31, 2013. Interest-earning assets increased $140 million to $4.0 billion at September 30, 2014 compared to December 31, 2013. The increase in interest-earning assets was primarily due to organic growth in the loan portfolio which was funded by deposit growth.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$698,925	23.5%	$618,381	22.2%	$80,544	13.0%
Residential construction	141,883	4.8	129,177	4.7	12,706	9.8
Commercial real estate:
Commercial owner occupied real estate	584,964	19.6	592,823	21.3	(7,859)	(1.3)
Commercial investor real estate	575,984	19.4	552,178	19.8	23,806	4.3
Commercial acquisition, development and construction	194,666	6.5	160,696	5.8	33,970	21.1
Commercial Business	368,611	12.4	356,651	12.8	11,960	3.4
Leases	156	-	703	-	(547)	(77.8)
Consumer	410,723	13.8	373,657	13.4	37,066	9.9
Total loans and leases	$2,975,912	100.0%	$2,784,266	100.0%	$191,646	6.9

Total loans and leases, excluding loans held for sale, increased $192 million or 7% at September 30, 2014 compared to December 31, 2013. The commercial loan portfolio increased $62 million or 4% at September 30, 2014 compared to the prior year end largely due to increases in investor real estate and ADC loans. These trends reflect both an improving economy and increased competition in the Company’s marketplace for quality commercial loans.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 12% increase at September 30, 2014 compared to December 31, 2013. Permanent residential mortgages, most of which are 1-4 family, increased 13% due to higher loan origination volumes of adjustable rate and non-saleable mortgage loans which the Company elected to retain in its portfolio. The Company generally retains adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market whenever possible. Residential construction loans increased 10% at September 30, 2014 compared to the balance at December 31, 2013 due to increased construction activity as a result of a slowly improving economy.

The consumer loan portfolio increased 10% at September 30, 2014 compared to December 31, 2013 due to growth in home equity lines of credit as the Company continued to aggressively promote this product line.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

	September 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
U.S. government agencies and corporations	$140,716	14.8%	$139,466	13.7%	$1,250	0.9%
State and municipal	167,585	17.6	165,428	16.3	2,157	1.3
Mortgage-backed	379,904	40.1	442,250	43.5	(62,346)	(14.1)
Corporate debt	2,002	0.2	2,004	0.2	(2)	(0.1)
Trust preferred	1,177	0.1	1,413	0.1	(236)	(16.7)
Marketable equity securities	723	-	723	-	-	-
Total available-for-sale	692,107	72.8	751,284	73.8	(59,177)	(7.9)
Held-to-Maturity and Other Equity
U.S. government agencies and corporations	64,510	6.8	64,505	6.4	5	-
State and municipal	156,971	16.5	159,889	15.8	(2,918)	(1.8)
Mortgage-backed	209	-	244	-	(35)	(14.3)
Other equity securities	37,072	3.9	40,687	4.0	(3,615)	(8.9)
Total held-to-maturity and other equity	258,762	27.2	265,325	26.2	(6,563)	(2.5)
Total securities	$950,869	100.0%	$1,016,609	100.0%	$(65,740)	(6.5)

Available-for-sale securities decreased 8% at September 30, 2014 compared to December 31, 2013 due to amortization of mortgage-backed securities and maturities of other investments, while held-to-maturity securities remained virtually level compared to the prior year-end.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.5 years at September 30, 2014 and 3.9 years at December 31, 2013. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At September 30, 2014, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.3 million, with a fair value of $1.2 million. The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace. The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended September 30, 2014. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through September 30, 2014. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at September 30, 2014. This non-credit related

OTTI was recognized in accumulated other comprehensive income (“OCI”) at September 30, 2014.

Other Earning Assets

Residential mortgage loans held for sale at September 30, 2014 totaled $7 million compared to $8 million at December 31, 2013. The aggregate of federal funds sold and interest-bearing deposits with banks increased $16 million to $43 million at September 30, 2014 compared to December 31, 2013.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2014		December 31, 2013		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$986,549	32.6%	$836,198	29.1%	$150,351	18.0%
Interest-bearing deposits:
Demand	485,112	16.0	460,824	16.0	24,288	5.3
Money market savings	846,625	28.0	870,653	30.2	(24,028)	(2.8)
Regular savings	259,848	8.5	243,813	8.5	16,035	6.6
Time deposits of less than $100,000	244,085	8.0	263,636	9.2	(19,551)	(7.4)
Time deposits of $100,000 or more	206,569	6.9	202,101	7.0	4,468	2.2
Total interest-bearing deposits	2,042,239	67.4	2,041,027	70.9	1,212	0.1
Total deposits	$3,028,788	100.0%	$2,877,225	100.0%	$151,563	5.3

Total deposits increased $152 million or 5% at September 30, 2014 compared to December 31, 2013. This increase was due primarily to increases in combined noninterest-bearing and interest-bearing checking accounts together with regular savings. These increases were somewhat offset by a decline in certificates of deposit, as the Company managed its deposit mix. From a funding perspective, the overall increase in deposits enabled the Company to fund loan growth and decrease borrowings at September 30, 2014 compared to December 31, 2013.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the third quarter of 2014, total stockholders' equity increased $23 million to $522 million at September 30, 2014, from $499 million at December 31, 2013. This increase was due primarily to net income during the year. The ratio of average equity to average assets was 12.28% for the first nine months of 2014, as compared to 12.19% for the first nine months of 2013.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2014	December 31, 2013	Requirements
Total Capital to risk-weighted assets	15.68%	15.65%	8.00%
Tier 1 Capital to risk-weighted assets	14.52%	14.42%	4.00%
Tier 1 Leverage	11.36%	11.32%	3.00%

Tier 1 capital of $470 million and total qualifying capital of $508 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio. As of September 30, 2014, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Tangible common equity ratio:
Total stockholders' equity	$522,404	$499,363
Accumulated other comprehensive income (loss)	(3,632)	2,970
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(622)	(1,330)
Tangible common equity	$433,979	$416,832

Total assets	$4,248,731	$4,106,100
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(622)	(1,330)
Tangible assets	$4,163,938	$4,020,599

Tangible common equity ratio	10.42%	10.37%

Tangible book value per share	$17.31	$16.68
	25,076,794	24,990,021

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

Current economic data has shown that the Mid-Atlantic region remains one of the stronger markets in the nation. While the Company deals with the effects of a very slow and uneven economic recovery and its resulting effects on its borrowers, it continues to seek relationship opportunities, particularly in the real estate sector. Total non-performing loans increased 9% to $44 million at September 30, 2014 compared to the balance at December 31, 2013 due to several owner-occupied commercial real estate loans that moved to non-accrual status during the period. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the economic activity being experienced in various business sectors on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a credit of $1.0 million for the first nine months of 2014 compared to a credit of $1.7 million for the first nine months of 2013. Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The timing of confirmed losses compared to that of the related historical period was the primary driver of the change in the provision for the first nine months of 2014 compared to the prior year period.

Substantially all of the fixed-rate residential mortgage loans originated by the Company are sold in the secondary mortgage market. Concurrent with such sales, the Company is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The related sale agreements grant the purchasers recourse back to the Company, which could require the Company to repurchase loans or to share in any losses incurred by the purchasers. This recourse exposure typically extends for a period of three to nine months after the sale of the loan although the time frame for repurchase requests can extend for an indefinite period. Such transactions could be due to a number of causes including borrower fraud or early payment default. The Company has seen a very limited number of repurchase and indemnity demands from purchasers for such events and routinely monitors its exposure in this regard. The Company maintains a liability of $0.5 million for probable losses due to repurchases. The Company believes that this reserve is adequate.

Allowance for Loan and Lease Losses

During the third quarter of 2014, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers. No portion of the allowance was unallocated at September 30, 2014 or December 31, 2013.

At September 30, 2014, total non-performing loans and leases were $43.7 million, or 1.47% of total loans and leases, compared to $40.0 million, or 1.44% of total loans and leases, at December 31, 2013. This increase was due to several owner-occupied commercial real estate loans that moved to non-accrual status during the period. Timely recognition and aggressive management of problem credits has enabled the Company to limit the migration of problem loans into non-accrual status. The allowance represented 86% of non-performing loans and leases at September 30, 2014 as compared to 97% at December 31, 2013. The decrease in this ratio was due primarily to the increase in non-performing loans and leases mentioned previously. The allowance for loan and lease losses as a percent of total loans and leases was 1.26% at September 30, 2014 as compared to 1.39% at December 31, 2013. This decrease was due to a combination of loan growth and the impact of the decline in historical losses on the allowance calculation at September 30, 2014 compared to the prior year end.

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

The balance of impaired loans was $38.6 million, with specific allowances of $4.3 million against those loans at September 30, 2014, as compared to $32.5 million with allowances of $3.1 million, at December 31, 2013.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C. Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at September 30, 2014 and at December 31, 2013. Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans. The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2014	December 31, 2013
Analysis of Allowance for Loan Losses:
Balance, January 1	$38,766	$42,957
Provision (credit) for loan and lease losses	(1,016)	(1,084)
Charge-offs:
Commercial business	(225)	(2,915)
Commercial real estate:
Commercial acquisition, development and construction	-	(85)
Commercial investor real estate	(4)	(4,774)
Commercial owner occupied real estate	(265)	(240)
Leasing	-	-
Consumer	(720)	(1,853)
Residential real estate:
Residential mortgage	(324)	(1,194)
Residential construction	(3)	(104)
Total charge-offs	(1,541)	(11,165)
Recoveries:
Commercial business	1,023	818
Commercial real estate:
Commercial acquisition, development and construction	-	3,080
Commercial investor real estate	34	3,354
Commercial owner occupied real estate	-	425
Leasing	-	10
Consumer	134	198
Residential real estate:
Residential mortgage	105	162
Residential construction	69	11
Total recoveries	1,365	8,058
Net charge-offs	(176)	(3,107)
Balance at end of period	$37,574	$38,766
Allowance for loan losses to loans	1.26%	1.39%
Annualized net charge-offs to average loans and leases	0.01%	0.12%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Non-Performing Assets:
Loans and leases 90 days past due:
Commercial business	$-	$-
Commercial real estate:
Commercial AD&C	-	-
Commercial investor real estate	-	-
Commercial owner occupied real estate	649	-
Leasing	-	-
Consumer	6	1
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Total loans and leases 90 days past due	655	1
Non-accrual loans and leases:
Commercial business	4,151	3,400
Commercial real estate:
Commercial AD&C	3,792	4,127
Commercial investor real estate	8,210	6,802
Commercial owner occupied real estate	10,742	5,936
Leasing	-	-
Consumer	1,830	2,259
Residential real estate:
Residential mortgage	4,417	5,735
Residential construction	2,497	2,315
Total non-accrual loans and lease	35,639	30,574
Total restructured loans - accruing	7,382	9,459
Total non-performing loans and leases	43,676	40,034
Other assets and real estate owned (OREO)	1,762	1,338
Total non-performing assets	$45,438	$41,372

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

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2014	(3.67)%	(1.53)%	(0.07)%	(0.15)%	N/A	N/A	N/A	N/A
December 31, 2013	(7.20)%	(4.14)%	(1.63)%	(0.88)%	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2013 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2013 to September 30, 2014 was the result of an increase in interest-bearing deposits with banks, which will reprice immediately should rates rise in the future. Contributing to the decreased risk position is the decline in short-term FHLB borrowings which reduces the Company’s exposure to increases in interest rates, in addition to an increase in short-term loans, which is beneficial in a rising interest rate environment.

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

Estimated Changes in Economic Value of Equity (EVE)

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2014	(10.73)%	(7.42)%	(4.47)%	(2.01)%	N/A	N/A	N/A	N/A
December 31, 2013	(15.27)%	(10.86)%	(6.21)%	(2.15)%	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2013 to September 30, 2014 in all rising shock scenarios. The significant positive impact in EVE was driven by higher core deposit balances in noninterest-bearing and interest-bearing checking accounts and regular savings accounts resulting in increased premiums should rates increase. Shorter durations in the investment portfolio are also a contributing factor to the reduced risk in EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2014. Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at September 30, 2014. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities. Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates. Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Resulting projections as of September 30, 2014, show short-term investments exceeding short-term borrowings by $25 million over the subsequent 360 days. This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required. The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.3 billion, of which $1.0 billion was available for borrowing based on pledged collateral, with $558 million borrowed against it as of September 30, 2014. The line of credit at the Federal Reserve totaled $333 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2014. Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at September 30, 2014, against which there were no outstanding borrowings. In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2014. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2014.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2014, the Bank could have declared a dividend of $68 million to Bancorp. At September 30, 2014, Bancorp had liquid assets of $13 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Commercial	$194,388	$184,083

Real estate-development and construction	102,176	100,826

Real estate-residential mortgage	14,778	13,908

Lines of credit, principally home equity and business lines	793,135	710,202

Standby letters of credit	58,877	59,745

Total Commitments to extend credit and available credit lines	$1,163,354	$1,068,764

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares. Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. There were no repurchase transactions executed during the nine months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer

Exhibit 31(b)	Certification of Chief Financial Officer

Exhibit 32 (a)	Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

Exhibit 32 (b)	Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

Exhibit 101	The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.
(Registrant)

By:	/s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Date: November 6, 2014

By:	/s/ Philip J. Mantua
Philip J. Mantua
Executive Vice President and Chief Financial Officer

Date: November 6, 2014

