Form 10-K
period 2014-12-31
SANDY SPRING BANCORP INC
filed 2015-03-06
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

                                                                                                                                                                        [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                                                                                                                        [  ]  Yes  [X]  No*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]   Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    [X]  Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  [  ]   Accelerated filer   [X]    Non-accelerated filer  [  ]    Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  Yes  [X]  No

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter was approximately $610 million, based on the closing sales price of $24.91 per share of the registrant's Common Stock on that date.

The number of outstanding shares of common stock outstanding as of March 5, 2015.

Common stock, $1.00 par value – 24,894,506 shares

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 2015 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

SANDY SPRING BANCORP, INC.
Table of Contents
Forward-Looking Statements.......................................................................................................................................................................................	3
PART I.
Item 1. Business...	4
Item 1A. Risk Factors....................................................................................................................................................................................................	17
Item 1B. Unresolved Staff Comments.......................................................................................................................................................................	24
Item 2. Properties...	24
Item 3. Legal Proceedings.............................................................................................................................................................................................	25
Item 4. Mine Safety Disclosures..................................................................................................................................................................................	25

PART II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.............	25
Item 6. Selected Financial Data...................................................................................................................................................................................	29
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.............................................................	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................................................................................	58
Item 8. Financial Statements and Supplementary Data.........................................................................................................................................	59
Reports of Independent Registered Public Accounting Firm....................................................................................................................	60
Consolidated Financial Statements..............................................................................................................................................................	63
Notes to the Consolidated Financial Statements........................................................................................................................................	68
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................................................	118
Item 9A. Controls and Procedures...............................................................................................................................................................................	118
Item 9B. Other Information.........................................................................................................................................................................................	119

PART III.
Item 10. Directors, Executive Officers and Corporate Governance......................................................................................................................	119
Item 11. Executive Compensation..............................................................................................................................................................................	119
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................................	119
Item 13. Certain Relationships and Related Transactions and Director Independence...................................................................................	119
Item 14. Principal Accounting Fees and Services.....................................................................................................................................................	119

PART IV.
Item 15. Exhibits, Financial Statement Schedules...................................................................................................................................................	119
Signatures……………………………………………………………………………………………………………………..........................	123

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

PART I

Item 1.  BUSINESS

General

Sandy Spring Bancorp, Inc. (the “Company") is the one-bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. Sandy Spring Bank traces its origin to 1868, making it among the oldest banking institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 44 community offices located in Central Maryland and Northern Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.4 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank offers a comprehensive menu of insurance and investment management services.

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

Market and Economic Overview

Sandy Spring Bank is headquartered in Montgomery County, Maryland and conducts business primarily in Central Maryland and Northern Virginia.  The Bank’s business footprint serves Greater Washington, which includes the District of Columbia proper, Northern Virginia and suburban Maryland, one of the country’s most economically successful regions. The region’s economic strength is due not only to the region’s significant federal presence, but also to strong growth in the business and professional services sector. The creation of the United States Cyber Command in Ft. Meade, Maryland together with a strategic location between two of the country’s leading ports - the Port of Baltimore and the Port of Virginia -  has created new opportunities for growth in a variety of areas, including logistics and transportation.

Over the last several years, the unemployment rate in the region has remained below the national average and, with the end of the recent recession, this difference has continued. Much of this success is due to the region’s highly trained and educated workforce. According to the U.S. Census Bureau, the region is home to six of the top ten most highly educated counties in the nation and six of the top ten most affluent counties, as measured by household income. The Company’s geographical location provides access to key neighboring markets such as Philadelphia, New York City, Pittsburgh and the Richmond/Norfolk, Virginia corridor.

While the local economy continues to slowly recover from the impact of the recent recession, management believes the regional economy has turned around and will continue to experience further recovery and expansion, which will present growth opportunities for the Company.

Loan and Lease Products

The Company currently offers a complete menu of loan products primarily in our identified market footprint that are discussed in detail below and on the following pages.  These following sections should be read in conjunction with the section “Credit Risk” on page 48 of this report.

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

Included in commercial loans are credits directly originated by the Company and, to a lesser extent, syndicated transactions or loan participations that are originated by other lenders. The Company's commercial lending policy requires each loan, regardless of whether it is directly originated or is purchased, to have viable repayment sources. The risks associated with syndicated loans or purchased participations are similar to those of directly originated commercial loans, although additional risk may arise from the limited ability to control actions of the primary lender.  Shared National Credits (SNC), as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20.0 million in the aggregate. As of December 31, 2014, the Company had $13.2 million in SNC purchases outstanding and no SNC sold outstanding. During 2014, the Company’s primary regulator completed its annual SNC examination. As a result of this review no action was required on the Company’s SNC participations.

The Company also sells participations in loans it originates to other financial institutions in order to build long-term customer relationships or limit loan concentration. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2014, other financial institutions had $29.0 million in outstanding commercial and commercial real estate loan participations sold by the Company, and the Company had $23.7 million in outstanding commercial and commercial real estate loan participations purchased from other lenders, excluding SNC participations.

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

Consumer installment loans are generally offered for terms of up to five years at fixed interest rates.  Automobile loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Company also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. The majority of unsecured loans usually do not exceed $50 thousand and have a term of no longer than 36 months.

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

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, the Company invests primarily in U.S. Treasury and Agency securities, U.S Agency mortgage-backed securities (“MBS”), U.S. Agency Collateralized Mortgage Obligations (“CMO”), municipal bonds and, to a minimal extent, trust preferred securities and corporate bonds. Treasury strategies and activities are overseen by the Risk Committee of the board of directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s board of directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average duration of 3.4 years of the investment portfolio together with the types of investments (99% of the portfolio is rated AA or above) is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve, and to a lesser extent, bank lines of credit.

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

Employees

The Company and its subsidiaries employed 727 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others at December 31, 2014. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Regulation, Supervision, and Governmental Policy

The following is a brief summary of certain statutes and regulations that significantly affect the Company and the Bank. A number of other statutes and regulations may affect the Company and the Bank but are not discussed in the following paragraphs.

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

The Federal Reserve has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See “Note 11 –Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2014 and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2014, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Management” of this report, and “Note 10-Subordinated Debentures,” and "Note 22–Regulatory Matters" of the Notes to the Consolidated Financial Statements of this report.

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

Executive Officers

The following listing sets forth the name, age (as of February 28, 2015), principal position and recent business experience of each executive officer:

R. Louis Caceres, 52, Executive Vice President of the Bank. Mr. Caceres was made Executive Vice President of the Bank in 2002.  Prior to that, Mr. Caceres was a Senior Vice President of the Bank.

Ronald E. Kuykendall, 62, became Executive Vice President, General Counsel and Secretary of the Company and the Bank in 2002.  Prior to that, Mr. Kuykendall was General Counsel and Secretary of the Company and Senior Vice President of the Bank.

Philip J. Mantua, CPA, 56, became Executive Vice President and Chief Financial Officer of the Company and the Bank in 2004.  Prior to that, Mr. Mantua was Senior Vice President of Managerial Accounting.

Ronda McDowell, 50, became an Executive Vice President and Chief Credit Officer of the Bank in 2013. Prior to that, Ms. McDowell served as a Senior Vice President, Loan Administration and Retail Senior Credit Officer of the Bank.

Joseph J. O'Brien, Jr., 51, became Executive Vice President for Commercial and Retail Banking on January 1, 2011.  Mr. O’Brien joined the Bank in July 2007 as Executive Vice President for Commercial Banking. Additionally, on January 1, 2008, he became president of the Northern Virginia Market. Prior to joining the Bank, Mr. O'Brien was an Executive Vice President and senior lender for a local banking institution.

John D. Sadowski, 51, became Executive Vice President and Chief Information Officer of the Bank on February 1, 2011. Prior to that, Mr. Sadowski served as a Senior Vice President of the Bank.

Daniel J. Schrider, 50, became President of the Company and the Bank effective March 26, 2008 and Chief Executive Officer effective January 1, 2009.  Prior to that, Mr. Schrider served as an Executive Vice President and Chief Revenue Officer of the Bank.

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

The Company’s business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular.  The national economy recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved and real estate prices have rebounded, the economy remains in a slow-growth mode in many respects, although consumer confidence has improved.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

At December 31, 2014, non-performing assets, which are comprised of non-accrual loans, 90 days past due loans and other real estate owned, totaled $37.2 million, or 0.85%, of total assets, compared to non-performing assets of $41.4 million, or 1.01% of total assets at December 31, 2013. Non-performing assets adversely affect net income in various ways. Interest income is not recorded on non-accrual loans or other real estate owned. The Company must record a reserve for probable losses on loans and leases, which is established through a current period charge to the provision for loan and lease losses, and from time to time must write-down the value of properties in the Company’s other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if the estimate for the recorded allowance for loan and lease losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, Company earnings would be adversely affected.  A further downturn in the Company’s market areas could increase credit risk associated with the loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans.  There can be no assurance that non-performing loans will not experience an increase in the future, or that the Company’s non-performing assets will not result in further losses in the future.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in world financial markets. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2014, the Company’s interest rate sensitivity simulation model projected that net interest income would decrease by 0.89% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage interest rate risk.

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

At December 31, 2014, goodwill totaled $84.2 million.  Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in the Company’s business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, it was determined that the fair value of the Company’s reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2014.

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

The market price for the Company’s common stock has fluctuated, ranging between $22.16 and $27.42 per share during the 12 months ended December 31, 2014. The overall market and the price of the Company’s common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

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

The Dodd-Frank Act imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on the Company’s business are: changes to regulatory capital requirements; exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital; creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products); potential limitations on federal preemption; changes to deposit insurance assessments; regulation of debit interchange fees; changes in retail banking regulations, including potential limitations on certain fees the Company may charge; and changes in regulation of consumer mortgage loan origination and risk retention.  Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until further implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how to record and report the Company’s financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to Sandy Spring Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

Our reliance on third party vendors could expose our company to additional cyber risk and liability.

The operation of our business involves outsourcing of certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential, and proprietary information to and by such vendors.  Although we require third-party providers to maintain certain levels of information security, such providers remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information possessed by our company.  Although we contract to limit our liability in connection with attacks against third-party providers, the company remains exposed to risk of loss associated with such vendors.

We outsource certain aspects of our data processing to certain third-party providers which may expose us to additional risk.

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If our third-party providers encounter difficulties, including those which result from their failure to provide services for any reason or their poor performance of services, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

The Company’s headquarters is located in Olney, Maryland. As of December 31, 2014, Sandy Spring Bank owned 13 of its 44 full-service community banking centers and leased the remaining banking centers. See Note 6–Premises and Equipment to the Notes to the Consolidated Financial Statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Common shares of Sandy Spring Bancorp, Inc. are listed on the NASDAQ Global Select Market under the symbol “SASR”.  At February 25, 2015 there were approximately 2,400 holders of record of the Company’s common stock.

Transfer Agent and Registrar

Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170

Dividends

The dividend amount is established by the board of directors each quarter. In making its decision on dividends, the board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common dividends totaling $19.2 million in 2014, $16.1 million in 2013 and $11.9 million in 2012. Dividends have increased from 2012 through 2014 due to the Company’s improved operating results.

Share Transactions with Employees

Shares issued under the employee stock purchase plan, which was authorized on July 1, 2011, totaled 24,519 in 2014 and 24,849 in 2013, while issuances pursuant to exercises of stock options and grants of restricted stock were 68,369 and 59,780 in the respective years.  No shares were issued under the director stock purchase plan in either 2014 or in 2013.

Quarterly Stock Information

The following table provides stock price activity and dividend payment information for the periods indicated:

	2014			2013
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	$22.16	$27.42	$0.18	$18.66	$20.63	$0.14
2nd	$22.47	$25.26	0.18	$18.72	$22.50	0.16
3rd	$22.31	$25.14	0.20	$21.57	$26.82	0.16
4th	$22.49	$26.14	0.20	$22.91	$29.45	0.18
Total			$0.76			$0.64

Issuer Purchases of Equity Securities

The Company re-approved the stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors. The Company repurchased 38,032 shares of common stock at an average price of $23.94 per share during the year ended December 31, 2014. The Company did not repurchase any shares of its common stock in the year ended December 31, 2013 under the re-approved or previously existing programs.

Shares repurchased pursuant to the stock repurchase program during the fourth quarter of 2014 were as follows:

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
October 1, 2014 through
October 31, 2014	38,032	$23.96	38,032	1,221,968
November 1, 2014 through
November 30, 2014	-	N/A	-	1,221,968
December 1, 2014 through
December 31, 2014	-	N/A	-	1,221,968

Total Return Comparison

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Standard and Poor’s 500 Index or “S&P 500”), and a narrower index of Mid-Atlantic bank holding company peers with assets of $2 billion to $7 billion.  The cumulative total return on the stock or the index equals the total increase in value since December 31, 2009, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2009, in the common stock and the securities included in the indexes.

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Sandy Spring Bancorp, Inc.	100.00	207.81	201.83	229.18	342.28	326.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SASR Peer Group Index	100.00	123.10	96.14	116.79	156.23	165.11

*The Peer Group Index includes twenty publicly traded bank holding companies, other than the Company, headquartered in the Mid-Atlantic region and with assets of $2 billion to $7 billion.  The companies included in this index are:  Bancorp, Inc. (DE); BNC Bancorp (NC); Bryn Mawr Bank Corporation (PA); Burke & Herbert Bank & Trust Company (VA); Cardinal Financial Corporation (VA); Carter Bank & Trust (VA); City Holding Company (WV); CNB Financial Corporation (PA); CommunityOne Bancorp (NC); ConnectOne Bancorp, Inc. (NJ); Customers Bancorp, Inc. (PA);  Eagle Bancorp, Inc. (MD); First Bancorp (NC); First Commonwealth Financial Corp. (PA), First Community Bancshares, Inc. (VA); Hampton Roads Bankshares, Inc (VA); HomeTrust Bancshares, Inc. (NC); Lakeland Bancorp, Inc. (NJ); Metro Bancorp, Inc. (PA); NewBridge Bancorp (NC); Park Sterling Corporaion (NC); Peapack-Gladstone Financial Corporation (NJ); Peoples Bancorp Inc. (OH); S&T Bancorp, Inc. (PA); Southern Bancshares, Inc. (NC); Square 1 Financial, Inc. (NC); Sun Bancorp, Inc. (NJ); Towne Bank (VA); TriState Capital Holdings, Inc. (PA); Univest Company of Pennsylvania (PA);  WesBanco, Inc. (WV) and Yadkin Financial Corp. (NC).  Returns are weighted according to the issuer’s stock market capitalization at the beginning of each year shown.

Equity Compensation Plans

The following table presents the number of shares available for issuance under the Company’s equity compensation plans at December 31, 2014.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans	224,381	$20.88	1,017,366
approved by security holders
Equity compensation plans not	-	-	-
approved by security holders
Total	224,381	$20.88	1,017,366

Item 6. SELECTED FINANCIAL DATA
Consolidated Summary of Financial Results
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Results of Operations:
Tax-equivalent interest income	$153,558	$154,639	$149,244	$145,072	$153,185
Interest expense	18,818	19,433	22,651	26,524	32,742
Tax-equivalent net interest income	134,740	135,206	126,593	118,548	120,443
Tax-equivalent adjustment	5,192	5,292	5,374	5,602	4,836
Provision (credit) for loan and lease losses	(163)	(1,084)	3,649	1,428	25,908
Net interest income after provision (credit) for loan and lease losses	129,711	130,998	117,570	111,518	89,699
Non-interest income	46,871	47,511	46,956	43,500	43,782
Non-interest expenses	120,800	111,524	109,927	105,071	100,912
Income before taxes	55,782	66,985	54,599	49,947	32,569
Income tax expense	17,582	22,563	18,045	15,845	9,049
Net income	38,200	44,422	36,554	34,102	23,520
Net income available to common stockholders	38,200	44,422	36,554	34,102	17,371

Per Share Data:
Net income - basic per share	$1.53	$1.78	$1.49	$1.42	$1.05
Net income - basic per common share	1.53	1.78	1.49	1.42	0.78
Net income - diluted per share	1.52	1.77	1.48	1.41	1.05
Net income - diluted per common share	1.52	1.77	1.48	1.41	0.78
Dividends declared per common share	0.76	0.64	0.48	0.34	0.04
Book value per common share	20.83	19.98	19.41	18.52	16.95
Dividends declared to diluted net income per common share	50.00%	36.16%	32.43%	24.11%	5.13%

Period End Balances:
Assets	$4,397,132	$4,106,100	$3,955,206	$3,711,370	$3,519,388
Investment securities	933,619	1,016,609	1,075,032	1,164,699	1,042,943
Loans and leases	3,127,392	2,784,266	2,531,128	2,239,692	2,156,232
Deposits	3,066,509	2,877,225	2,913,034	2,656,520	2,549,872
Borrowings	764,432	703,842	526,987	584,021	537,001
Stockholders’ equity	521,751	499,363	483,512	446,109	407,569

Average Balances:
Assets	$4,194,206	$4,007,411	$3,780,084	$3,581,566	$3,612,988
Investment securities	977,730	1,063,247	1,062,377	1,129,981	1,039,126
Loans and leases	2,917,514	2,642,872	2,415,459	2,161,759	2,236,885
Deposits	2,986,213	2,889,875	2,777,098	2,614,220	2,611,009
Borrowings	662,111	595,842	510,704	518,784	534,629
Stockholders’ equity	514,207	487,836	465,719	422,681	441,195

Performance Ratios:
Return on average assets	0.91%	1.11%	0.97%	0.95%	0.48%
Return on average common equity	7.43	9.11	7.85	8.07	4.56
Yield on average interest-earning assets	3.93	4.15	4.24	4.37	4.58
Rate on average interest-bearing liabilities	0.69	0.74	0.89	1.06	1.27
Net interest spread	3.24	3.41	3.35	3.31	3.31
Net interest margin	3.45	3.63	3.60	3.57	3.60
Efficiency ratio – GAAP (1)	68.47	62.86	65.36	67.16	63.31
Efficiency ratio – Non-GAAP (1)	62.48	60.06	60.94	63.75	60.36

Capital Ratios:
Tier 1 leverage	11.26%	11.32%	10.98%	10.84%	10.30%
Tier 1 capital to risk-weighted assets	13.95	14.42	14.15	14.57	14.11
Total regulatory capital to risk-weighted assets	15.06	15.65	15.40	15.83	15.37
Tangible common equity to tangible assets - Non-GAAP (2)	10.15	10.37	9.94	9.68	9.51
Average equity to average assets	12.26	12.17	12.32	11.80	12.21

Credit Quality Ratios:
Allowance for loan losses to loans and leases	1.21%	1.39%	1.70%	2.21%	2.88%
Non-performing loans to total loans	1.09	1.44	2.29	3.53	4.08
Non-performing assets to total assets	0.85	1.01	1.61	2.25	2.78
Net charge-offs to average loans and leases	0.03	0.12	0.42	0.66	1.27

(1)       See the discussion of the efficiency ratio in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Operating Expense Performance.”

(2)       See the discussion of tangible common equity in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Tangible Common Equity.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of               Operations

Overview

Net income for Sandy Spring Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2014 totaled  $38.2  million ($1.52 per diluted share), compared to net income of $44.4 million ($1.77 per diluted share) for the prior year. These results reflect the following events:

•         Total loans at December 31, 2014 increased 12% compared to the balance at December 31, 2013 and increases exceeded 10% in each of the three major portfolio segments. Overall the entire portfolio grew $343 million over the prior year.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 18% to $1.5 billion at December 31, 2014 as compared to $1.3 billion at December 31, 2013.

•         The provision for loan and lease losses was a credit of $0.2 million for 2014 compared to a credit of $1.1 million for 2013.  The credits in the provision for each year were driven by problem loan resolutions and recoveries and a decline in historical losses. The reduced credit in the provision for 2014 compared to 2013 was due to loan growth during the year.

•         The net interest margin decreased to 3.45% in 2014 compared to 3.63% in 2013. The prior year’s margin was positively impacted by loan recoveries on commercial loans. Exclusive of those recoveries the net interest margin for 2013 would have been 3.53%.

•         Non-interest income decreased 1% for 2014 compared to 2013 due largely to a decline in other non-interest income. This decrease was somewhat offset by a 9% increase in income from wealth management activities.

•         Non-interest expenses increased 8% for 2014 compared to the prior year due primarily to the impact of $6.5 million in litigation expenses. Excluding the litigation expenses, related to an adverse jury verdict, non-interest expenses for the year ended December 31, 2014 increased 3%.

In 2014, the Mid-Atlantic region in which the Company operates continued to show slow but steady economic improvement. While the national economy improved throughout the year, international economic concerns together with rapidly declining oil prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over the possible effect of  the Affordable Care Act and a lack of wage growth which has caused uncertainty on the part of both large and small businesses and has thus limited economic expansion. Slowing economic growth in China combined with growing recessionary conditions in Europe continue to be underlying volatility factors. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

The net interest margin decreased to 3.45% in 2014 compared to 3.63% for 2013. Excluding the interest recoveries mentioned above, the net interest margin was 3.53% for 2013. Average loans increased 10%, compared to the prior year, while average total deposits increased 3% compared to 2013.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s credit quality continued to improve as non-performing assets decreased to $37.2 million at December 31, 2014 from $41.4 million at December 31, 2013. This decrease was due primarily to a combination of loan pay-offs and a reduction in restructured loans as such loans have performed to allow them to no longer be classified as non-performing. Non-performing assets represented 0.85% of total assets at December 31, 2014 compared to 1.01% at December 31, 2013.  The ratio of net charge-offs to average loans and leases was 0.03% for 2014, compared to 0.12% for the prior year.

At December 31, 2014, the Bank remained above all “well-capitalized” regulatory requirement levels. In addition, tangible book value per common share increased 5% to $17.48 from $16.68 at December 31, 2013.

Total assets at December 31, 2014 increased 7% compared to December 31, 2013. Loan balances increased 12% compared to the prior year end due to increases of 14% in residential mortgage and construction loans, 11% in commercial loans and 14% in consumer loans. The growth in commercial loans was primarily due to growth of 21% in commercial investor real estate loans while the growth in consumer loans was due to an increase of 16% in home equity lines of credit. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 7% compared to balances at December 31, 2013. The increase in customer funding sources was driven primarily by increases of 18% in noninterest-bearing and interest-bearing transaction accounts and 9% in regular savings accounts. These increases were somewhat offset by decreases of 5% in certificates of deposit and money market accounts.   The Company continued to manage its net interest margin, primarily by adjusting rates on certificates of deposit and by utilizing short-term FHLB borrowings during this extended period of historically low interest rates.  During the same period, stockholders’ equity increased to $522 million due to net income in 2014.

Net interest income remained virtually even compared to the prior year. The effects of a 5 basis point decrease in the cost of interest-bearing liabilities, growth of 9% in average noninterest-bearing deposits, 5% growth in average interest-earning assets and a 10% decrease in non-performing assets  offset a decline of 22 basis points in the yield on average interest-earning assets. Excluding the effect of interest recoveries on commercial loans in 2013, net interest income would have increased 3% in 2014 reflecting a decline in the yield on average interest-earning assets of 12 basis points.

Non-interest income decreased 1% in 2014 compared to 2013. This decrease was driven primarily by the decrease in other non-interest income due to sales and dispositions of loans and fixed assets and a non-recurring legal settlement, all of which occurred in the prior year. Income from mortgage banking activities also decreased as loan origination volumes declined. The impact of these decreases was somewhat mitigated by an increase in wealth management income of 9% due to higher assets under management.

Non-interest expenses increased 8% in 2014 compared to the prior year due primarily to litigation expenses related to an adverse jury verdict. Excluding these litigation expenses, non-interest expenses increased 3% over 2013.This increase was driven primarily by higher bankcard losses and an adjustment to uncollectible insurance receivables.

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

•        Accounting for income taxes;

•        Fair value measurements;

•        Defined benefit pension plan.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the probable losses that are inherent in the loan and lease portfolio at the balance sheet date.  The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

The Company’s allowance for loan and lease losses has two basic components: a general allowance (ASC 450 reserves) reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances (ASC 310 reserves) for individually identified loans.  Each of these components, and the allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report.  The amount of the allowance is reviewed monthly by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

The general allowance comprised 92% of the total allowance at December 31, 2014 and 92% at December 31, 2013. The general allowance is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  Allowances on loans considered to be “criticized” and “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Company to monitor the allowance applicable to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of the allowance for loan and lease losses.

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

At December 31, 2014, the specific allowance accounted for 8% of the total allowance as compared to 8% at December 31, 2013.  The estimated losses on impaired loans can differ substantially from actual losses.

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

Under current accounting guidance, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described on the previous page, of the two-step process must be performed. The Company has elected this accounting guidance with respect to its Community Banking, Investment Management and Insurance segments. At September 30, 2014 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

The above accounting policies with respect to fair value are discussed in further detail in “Note 20-Fair Value” to the Consolidated Financial Statements.

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

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Year Ended December 31,
		2014			2013			2012
			Annualized			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$675,155	$23,171	3.43%	$591,068	$21,385	3.62%	$503,963	$21,281	4.22%
Residential construction loans	142,503	5,316	3.73	121,488	4,331	3.57	125,295	4,581	3.66
Commercial ADC loans	178,092	8,814	4.95	156,115	9,596	6.15	147,881	7,721	5.22
Commercial investor real estate loans	579,471	28,201	4.87	495,562	27,901	5.63	421,505	23,167	5.50
Commercial owner occupied real estate loans	585,965	28,586	5.04	569,065	29,696	5.36	554,397	30,236	5.45
Commercial business loans	358,425	16,400	4.59	343,554	17,807	5.07	299,462	16,511	5.51
Leasing	308	17	5.64	1,525	102	6.70	5,117	326	6.36
Consumer loans	397,595	13,176	3.34	364,495	12,491	3.45	357,839	12,592	3.52
Total loans and leases (3)	2,917,514	123,681	4.27	2,642,872	123,309	4.69	2,415,459	116,415	4.82
Taxable securities	676,237	16,817	2.49	761,713	18,133	2.38	774,030	19,254	2.49
Tax-exempt securities (4)	301,493	12,974	4.30	301,534	13,112	4.35	288,347	13,463	4.67
Interest-bearing deposits with banks	33,902	85	0.25	33,261	84	0.25	42,668	111	0.26
Federal funds sold	474	1	0.22	475	1	0.22	724	1	0.18
Total interest-earning assets	3,929,620	153,558	3.93	3,739,855	154,639	4.15	3,521,228	149,244	4.24

Less: allowance for loan and lease losses	(38,556)			(41,606)			(46,260)
Cash and due from banks	46,224			45,836			46,588
Premises and equipment, net	46,275			47,244			48,875
Other assets	210,643			216,082			209,653
Total assets	4,194,206			4,007,411			3,780,084

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$484,171	425	0.09%	$438,183	373	0.09%	$385,004	344	0.09%
Regular savings deposits	259,066	165	0.06	238,818	204	0.09	212,659	199	0.09
Money market savings deposits	864,029	1,116	0.13	879,588	1,414	0.16	877,546	1,943	0.22
Time deposits	457,778	3,085	0.67	490,278	3,448	0.70	566,658	4,871	0.86
Total interest-bearing deposits	2,065,044	4,791	0.23	2,046,867	5,439	0.27	2,041,867	7,357	0.36
Other borrowings	70,933	164	0.23	60,249	163	0.27	70,477	204	0.29
Advances from FHLB	556,178	12,982	2.33	500,593	12,936	2.58	405,227	14,131	3.49
Subordinated debentures	35,000	881	2.52	35,000	895	2.56	35,000	959	2.74
Total interest-bearing liabilities	2,727,155	18,818	0.69	2,642,709	19,433	0.74	2,552,571	22,651	0.89
Noninterest-bearing demand deposits	921,169			843,008			735,231
Other liabilities	31,675			33,858			26,563
Stockholders' equity	514,207			487,836			465,719
Total liabilities and stockholders' equity	$4,194,206			$4,007,411			$3,780,084

Net interest income and spread		$134,740	3.24%		$135,206	3.41%		$126,593	3.35%
Less: tax-equivalent adjustment		5,192			5,292			5,374
Net interest income		$129,548			$129,914			$121,219

Interest income/earning assets			3.93%			4.15%			4.24%
Interest expense/earning assets			0.48			0.52			0.64
Net interest margin			3.45%			3.63%			3.60%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2014, 2013 and 2012. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $5.2 million, $5.3 million and $5.4 million in 2014, 2013 and 2012, respectively.
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

2014 vs. 2013

Net interest income for 2014 was $129.5 million compared to $129.9 million for 2013. On a tax-equivalent basis, net interest income for 2014 was $134.7 million compared to $135.2 million for 2013. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.45% for 2014 compared to 3.63% for 2013.  Average interest-earning assets increased by 5% while average interest-bearing liabilities increased 3% in 2014.  Average noninterest-bearing deposits increased 9% in 2014 while the percentage of average noninterest-bearing deposits to total deposits also increased to 31% for 2014 compared to 29% for 2013.

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

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2014 vs. 2013			2013 vs. 2012
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$372	$12,072	$(11,700)	$6,894	$10,191	$(3,297)
Securities	(1,454)	(2,576)	1,122	(1,472)	27	(1,499)
Other earning assets	1	1	-	(27)	(24)	(3)
Total interest income	(1,081)	9,497	(10,578)	5,395	10,194	(4,799)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	52	58	(6)	29	48	(19)
Regular savings deposits	(39)	19	(58)	5	17	(12)
Money market savings deposits	(298)	(25)	(273)	(529)	4	(533)
Time deposits	(363)	(232)	(131)	(1,423)	(605)	(818)
Total borrowings	33	1,463	(1,430)	(1,300)	2,316	(3,616)
Total interest expense	(615)	1,283	(1,898)	(3,218)	1,780	(4,998)
Net interest income	$(466)	$8,214	$(8,680)	$8,613	$8,414	$199

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

2014 vs. 2013

The Company's total tax-equivalent interest income decreased 1% for 2014 compared to the prior year. During 2013, the Company experienced interest recoveries of $3.7 million from the resolution of two commercial real estate loans. Excluding such interest recoveries, total tax-equivalent interest income increased 2% for 2014 compared to the prior year. Adjusted for such recoveries, the previous table shows that the increase in average loans and leases more than offset a continued slowing decline in earning asset yields with respect to the loan portfolio which would have resulted in an increase in total tax-equivalent interest income.

In 2014, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 10% compared to the prior year. This growth was primarily in the commercial investor real estate, consumer and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 42 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 13 basis points in the yield in the residential mortgage portfolio together with a decrease of 11 basis points in the yield on the overall consumer loan portfolio, while the yield on the commercial loan portfolio decreased 58 basis points.  The decrease in the yield on the commercial portfolio was due primarily to the interest recoveries in 2013. Excluding such recoveries the yield on the commercial portfolio would have decreased 35 basis points.

The average yield on total investment securities increased 11 basis points while the average balance of the portfolio decreased 8% in 2014 compared to 2013. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio and an increase in the relative size of the state and municipal portfolio as the size of the overall portfolio decreased to fund loan growth.

2013 vs. 2012

The Company's total tax-equivalent interest income increased 4% for 2013 compared to the prior year. The previous table shows that, in 2013, the increase in average loans and leases more than offset a continued decline in earning asset yields with respect to the loan portfolio which resulted in an increase in total tax-equivalent interest income. During 2013, the Company experienced interest recoveries of $3.7 million from the resolution of two commercial real estate loans. Excluding such interest recoveries, total tax-equivalent interest income increased 1% for 2013 compared to the prior year.

In 2013, the average balance of the loan portfolio, including residential mortgage loans held for sale, increased 9% compared to the prior year. This growth was primarily in the investor real estate, commercial business and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy slowly improved. The yield on average loans and leases decreased by 13 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a combined decrease of 50 basis points in the yield in the residential mortgage portfolio together with a decrease of 7 basis points in the yield in the overall consumer loan portfolio, while the yield on the commercial loan portfolio remained level.  The decrease in the yield on the mortgage loan portfolio was due to declining rates on both new and existing adjustable rate mortgage loans, which the Company does not sell but maintains in the portfolio.

The average yield on total investment securities decreased 14 basis points while the average balance of the portfolio remained virtually level in 2013 compared to 2012. The decrease in the yield on investments was due primarily to calls of securities that were replaced by lower yielding investments as a result of lower overall market rates.

Interest Expense

2014 vs. 2013

Interest expense decreased by $0.6 million or 3% in 2014 compared to 2013, primarily as a result of a 5 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during 2014 continued to be driven by clients’ emphasis on safety and liquidity as average total deposits increased 3% for the year compared to the prior year.  This increase was primarily due to increases of $124 million or 10% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $20 million or 8% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $33 million or 7% in 2014 compared to 2013. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 25 basis points for 2014 compared to 2013 due to the restructuring of $50 million of such advances into longer term, lower rate instruments during the first half of 2013 and due to an increase in short-term advances to take advantage of current low interest rates. Average balances of money market accounts decreased 2% in 2014 compared to 2013 as clients generally maintained liquidity as mentioned on the previous page.

2013 vs. 2012

Interest expense decreased by $3.2 million or 14% in 2013 compared to 2012, primarily as a result of a 15 basis point decrease in the average rate paid on interest-bearing liabilities. Deposit activity during 2013 continued to be driven by clients’ emphasis on safety and liquidity as average total deposits increased 4% for the year compared to the prior year.  This increase was primarily due to increases of $161 million or 14% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $26 million or 12% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $76 million or 13% in 2013 compared to 2012. This decrease was primarily due to a decline in the rates offered on certificates in an effort to preserve the Company’s net interest margin during this extended period of historically low interest rates. In addition, the average rate paid on advances from the Federal Home Loan Bank of Atlanta decreased 91 basis points for 2013 compared to 2012 due to the restructuring of $170 million of such advances into longer term, lower rate instruments during the fourth quarter of 2012 and the first half of 2013 and due to an increase in short-term advances to take advantage of current low interest rates. Average balances of money market accounts remained essentially level in 2013 compared 2012 as clients maintained liquidity as mentioned on the previous page.

Interest Rate Performance

2014 vs. 2013

The Company’s net interest margin decreased to 3.45% for 2014 compared to 3.63% for 2013 while the net interest spread decreased to 3.24% in 2014 compared to 3.41% in 2013. The decrease in both the net interest margin and net interest spread was due in part, to the interest recoveries in 2013 on previously non-performing loans previously mentioned. Excluding these recoveries, the net interest margin and net interest spread for 2013 were 3.53% and 3.31%, respectively.  Excluding the interest recoveries, the decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets which more than offset the loan growth during the year.

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

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

					2014/2013	2014/2013	2013/2012	2013/2012
(Dollars in thousands)		2014	2013	2012	$ Change	% Change	$ Change	% Change
	Securities gains	$5	$115	$459	$(110)	(95.7)%	$(344)	(74.9)%
	Total other-than-temporary impairment ("OTTI") losses	-	-	(109)	-	-	109	(100.0)
	Service charges on deposit accounts	8,422	8,533	8,910	(111)	(1.3)	(377.0)	(4.2)
	Mortgage banking activities	1,994	3,094	6,032	(1,100)	(35.6)	(2,938)	(48.7)
Service charges on deposit accounts	Wealth management income	19,086	17,585	15,949	1,501	8.5	1,636	10.3
Mortgage banking activities	Insurance agency commissions	4,996	4,821	4,490	175	3.6	331	7.4
	Income from bank owned life insurance	2,444	2,499	2,616	(55)	(2.2)	(117)	(4.5)
	Visa check fees	4,439	4,165	3,887	274	6.6	278	7.2
	Letter of credit fees	706	881	992	(175)	(19.9)	(111)	(11.2)
	Extension fees	560	558	590	2	0.4	(32)	(5.4)
	Other income	4,219	5,260	3,140	(1,041)	(19.8)	2,120	67.5
	Total non-interest income	46,871	47,511	46,956	(640)	(1.3)	555	1.2

2014 vs. 2013

Total non-interest income was $46.9 million for 2014 compared to $47.5 million for 2013. The primary drivers of non-interest income for 2014 were decreases in income from mortgage banking activities and other non-interest income, which were largely offset by an increase in wealth management income.

Income from mortgage banking activities decreased in 2014 compared to 2013 due primarily to reduced loan origination volumes from refinancing activity. Other non-interest income also decreased during the current year compared to the prior year due mainly to gains on sales and dispositions of loans and fixed assets, a non-recurring legal settlement and recovery of fees on non-performing loans mentioned previously, all of which occurred in the prior year.

Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 16% compared to the prior year, due to an increase in assets under management.  Investment management fees in West Financial Services increased 8% for 2014 compared to 2013, also due to higher assets under management.  Fees on sales of investment products and services decreased 5% for the year due to a decrease in income from sales of insurance policies in the current year.  Overall total assets under management increased to $2.8 billion at December 31, 2014 compared to $2.5 billion at December 31, 2013 as a result of positive market movements and additions from new and existing clients.

Insurance agency commissions increased in 2014 compared to 2013 due primarily to higher contingency revenue based on policy performance.

Service charges on deposits decreased in 2014 compared to 2013 due primarily to a decline in overdraft fees.

Income from bank owned life insurance decreased in 2014 compared to the prior year due to the decline in the interest rates paid on these policies. The Company invests in bank owned life insurance products in order to manage the cost of employee benefit plans.  Investments totaled $88.7 million at December 31, 2014 and $86.2 million at December 31, 2013 and were well diversified by carrier in accordance with defined policies and practices.  The average tax-equivalent yield on these insurance contract assets was 4.63% for 2014 compared to 4.90% for the prior year.

No net OTTI losses were recognized in earnings in 2014 and 2013.  The Company recognized net securities gains, which resulted primarily from securities calls during the period.

2013 vs. 2012

Total non-interest income was $47.5 million for 2013 compared to $47.0 million for 2012. As shown on the table previous table, the primary drivers of non-interest income for 2013 were increases in wealth management income, income from insurance agency commissions and other non-interest income, which were largely offset by a substantial decline in mortgage banking income. During 2013, wealth management income increased 10% compared to the prior year due to increased assets under management resulting from market activity and the addition of new clients. Insurance agency commissions increased in 2013 due primarily to higher revenues on commercial and physicians’ liability lines. Income from bankcard fees increased for 2013 compared to the prior year due to a higher volume of electronic transactions. Other non-interest income increased during 2013 compared to 2012 due mainly to gains on sales and dispositions of loans and fixed assets, a non-recurring legal settlement and recovery of fees on non-performing loans. These increases were somewhat offset by decreases in income from mortgage banking activities due to significantly reduced loan origination volumes from refinancing activity and a reduction in service charges on deposits due primarily to a decline in overdraft fees.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

				2014/2013	2014/2013	2013/2012	2013/2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$66,387	$65,598	$62,509	$789	1.2%	$3,089	4.9%
Occupancy expense of premises	13,692	13,171	12,010	521	4.0	1,161	9.7
Equipment expenses	5,188	4,940	4,871	248	5.0	69	1.4
Marketing	2,926	2,880	2,651	46	1.6	229	8.6
Outside data services	4,947	4,580	5,019	367	8.0	(439)	(8.7)
FDIC insurance	2,302	2,300	2,573	2	0.1	(273)	(10.6)
Amortization of intangible assets	821	1,845	1,881	(1,024)	(55.5)	(36)	(1.9)
Litigation expenses	6,519	-	-	6,519	-	-	-
Professional fees	4,544	4,479	6,309	65	1.5	(1,830)	(29.0)
Other real estate owned	100	(303)	905	403	(133.0)	(1,208)	(133.5)
Postage and delivery	1,286	1,299	1,255	(13)	(1.0)	44	3.5
Communications	1,507	1,606	1,596	(99)	(6.2)	10	0.6
Other expenses	10,581	9,129	8,348	1,452	15.9	781	9.4
Total non-interest expense	$120,800	$111,524	$109,927	$9,276	8.3	$1,597	1.5

2014 vs. 2013

Non-interest expenses totaled $120.8 million in 2014 compared to $111.5 million in 2013. This increase in expenses was driven primarily by the impact of $6.5 million in litigation expenses related to an adverse jury verdict in a particular legal action in 2014.

Salaries and employee benefits, the largest component of non-interest expenses, increased in 2014 due primarily to higher compensation expenses as a result of a larger staff and merit increases. The increase in compensation expense was largely offset by a decline in pension expense due to a change in interest rate assumptions. The average number of full-time equivalent employees was 719 in 2014 compared to 714 for 2013.

Occupancy expenses increased in 2014 compared to 2013 due to higher rental expense resulting from expenses incurred for the relocation of the Company’s Columbia operations center.  In addition, grounds maintenance expenses increased in 2014 compared to 2013 due to weather related expenses. Equipment expenses increased in 2014 compared to 2013 due to higher software amortization expense.

Outside data services expenses increased in 2014 compared to the prior year due primarily to implementation of new systems in 2014.

Other real estate owned expenses decreased compared to the prior year due to the decline in the number of real estate owned properties and gains on the sales of several properties.

Other non-interest expenses increased in 2014 compared to the prior year due mainly to an increase in fraudulent bankcard transaction activity.

Marketing expenses, professional fees and FDIC expenses remained essentially level for 2014 compared to the prior year.

2013 vs. 2012

Non-interest expenses increased in 2013 compared to 2012 due primarily to increases in salaries and benefits expenses due to compensation expenses for a larger staff, due in part to the CommerceFirst acquisition in 2012, merit increases and higher sales incentive compensation. Occupancy expenses increased in 2013 due to a larger branch network as a result of the CommerceFirst acquisition in 2012 and the recognition of $0.8 million in expenses for the planned 2014 closing of three branches. In addition, grounds maintenance expenses increased in 2013 due to weather related expenses. These increases were somewhat offset by decreases in other real estate expenses and professional fees in 2013 compared to the prior year due primarily to merger expenses incurred in 2012 and due to the recovery of legal and other expenses incurred with respect to loan recoveries in 2013.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios improved in 2014 compared to the prior year due primarily to an increase in net interest income, and to a lesser extent, an increase in non-interest income.

In addition, the Company uses pre-tax, pre-provision, pre-merger expense income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, the provision for income taxes and merger expenses back to net income. This metric increased in 2014 compared to the prior year due primarily to higher net interest income.

GAAP and Non-GAAP Efficiency Ratios

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Pre-tax pre-provision pre-merger expense income:
Net income (loss)	$38,200	$44,422	$36,554	$34,102	$23,520
Plus non-GAAP adjustment:
Litigation expenses	6,519	-	-	-	-
Merger expenses	-	-	2,500	-	-
Income taxes	17,582	22,563	18,045	15,845	9,049
Provision for loan and lease losses	(163)	(1,084)	3,649	1,428	25,908
Pre-tax pre-provision pre-merger expense income	$62,138	$65,901	$60,748	$51,375	$58,477

GAAP efficiency ratio:
Non-interest expenses	$120,800	$111,524	$109,927	$105,071	$100,912

Net interest income plus non-interest income	$176,419	$177,425	$168,175	$156,446	$159,389

GAAP efficiency ratio	68.47%	62.86%	65.36%	67.16%	63.31%

Non-GAAP efficiency ratio:
Non-interest expenses	$120,800	$111,524	$109,927	$105,071	$100,912
Less non-GAAP adjustment:
Amortization of intangible assets	821	1,845	1,881	1,845	1,959
Litigation expenses	6,519	-	-	-	-
Merger expenses	-	-	2,500	-	-
Non-interest expenses - as adjusted	$113,460	$109,679	$105,546	$103,226	$98,953

Net interest income plus non-interest income	$176,419	$177,425	$168,175	$156,446	$159,389
Plus non-GAAP adjustment:
Tax-equivalent income	5,192	5,292	5,374	5,602	4,836
Less non-GAAP adjustments:
Securities gains	5	115	459	292	796
OTTI recognized in earnings	-	-	(109)	(160)	(512)
Net interest income plus non-interest income - as adjusted	$181,606	$182,602	$173,199	$161,916	$163,941

Non-GAAP efficiency ratio	62.48%	60.06%	60.94%	63.75%	60.36%

Income Taxes

The Company had income tax expense of $17.6 million in 2014, compared to expense of $22.6 million in 2013 and $18.0 million in 2012. The resulting effective rates were 32% for 2014, 34% for 2013 and 33% for 2012. The effective rate decreased in 2014 compared to 2013 due to tax exempt income comprising a greater proportion of income before taxes in 2014. The increase in the effective rate in 2013 compared to 2012 was due to tax exempt comprising a lower proportion of income before taxes in 2013 compared to 2012.

FINANCIAL CONDITION

The Company's total assets were $4.4 billion at December 31, 2014, increasing $291 million or 7% compared to $4.1 billion at December 31, 2013. Interest-earning assets increased $278 million to $4.1 billion at December 31, 2014 compared to December 31, 2013. The increase in interest-earning assets was primarily due to organic loan growth during 2014.

Loans and Leases

A comparison of loan portfolio for the years indicated is presented in the following table:

	December 31,
	2014		2013		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$717,886	22.9%	$618,381	22.2%	$99,505	16.1%
Residential construction	136,741	4.4	129,177	4.7	7,564	5.9
Commercial real estate:
Commercial owner occupied real estate	611,061	19.5	592,823	21.3	18,238	3.1
Commercial investor real estate	640,193	20.5	552,178	19.8	88,015	15.9
Commercial acquisition, development and construction	205,124	6.6	160,696	5.8	44,428	27.6
Commercial Business	390,781	12.5	356,651	12.8	34,130	9.6
Leases	54	-	703	-	(649)	(92.3)
Consumer	425,552	13.6	373,657	13.4	51,895	13.9
Total loans and leases	$3,127,392	100.0%	$2,784,266	100.0%	$343,126	12.3

Total loans and leases, excluding loans held for sale, increased $343 million or 12% at December 31, 2014 compared to December 31, 2013. The commercial loan portfolio increased by $184 million to $1.8 billion at December 31, 2014 compared to the prior year end largely due to a 16% increase in commercial investor real estate loans and a 28% increase in ADC loans. In addition, commercial business loans increased 10% at December 31, 2014 compared to December 31, 2013. These increases reflect an improving economy and the Company’s increased emphasis on growth in its commercial portfolio.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, reflected a 14% increase at December 31, 2014 compared to December 31, 2013. Permanent residential mortgages, most of which are 1-4 family, increased 16% due primarily to higher loan origination volumes of adjustable rate mortgage loans. The Company generally retains such adjustable rate mortgages in its portfolio and sells the fixed rate mortgages that it originates in the secondary mortgage market. Residential construction loans increased 6% at December 31, 2014 compared to the balance at December 31, 2013 due to increased construction activity as a result of mild weather conditions and a slowly improving economy.

The consumer loan portfolio increased by $52 million to $426 million at December 31, 2014 compared to December 31, 2013 due to growth in home equity lines of credit as the Company continued to actively promote this product line during the past year.

Analysis of Loans and Leases

The trends in the composition of the loan and lease portfolio over the previous five years are presented in following table:

	December 31,
(Dollars in thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Residential real estate:
Residential mortgage	$717,886	22.9%	$618,381	22.2%	$523,364	20.7%	$448,662	20.0%	$436,534	20.2%
Residential construction	136,741	4.4	129,177	4.7	120,314	4.8	108,699	4.9	91,273	4.2
Commercial owner occupied	611,061	19.5	592,823	21.3	571,510	22.6	522,076	23.3	503,286	23.4
Commercial investor	640,193	20.5	552,178	19.8	456,888	18.0	371,948	16.6	327,782	15.2
Commercial AD&C	205,124	6.6	160,696	5.8	151,933	6.0	160,946	7.2	151,061	7.0
Commercial business	390,781	12.5	356,651	12.8	346,708	13.7	260,327	11.6	250,255	11.6
Leases	54	-	703	-	3,421	0.1	6,954	0.3	15,551	0.7
Consumer	425,552	13.6	373,657	13.4	356,990	14.1	360,080	16.1	380,490	17.7
Total loans and leases	$3,127,392	100.0%	$2,784,266	100.0%	$2,531,128	100.0%	$2,239,692	100.0%	$2,156,232	100.0%

Loan Maturities and Interest Rate Sensitivity

Loan maturities and interest rate characteristics for specific lending portfolios is presented in the following table:

	At December 31, 2014
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or less	Over 1-5	Over 5	Total
Residential construction loans	$118,390	$16,732	$1,619	$136,741
Commercial AD&C loans	139,935	40,664	24,525	205,124
Commercial business loans (1)	245,916	114,380	30,485	390,781
Total	$504,241	$171,776	$56,629	$732,646

Rate Terms:
Fixed	$59,903	$120,993	$39,354	$220,250
Variable or adjustable	444,338	50,783	17,275	512,396
Total	$504,241	$171,776	$56,629	$732,646

(1) Loans not secured by real estate

Investment Securities

The investment portfolio, consisting of available-for-sale, held-to-maturity and other equity securities, decreased 8% or $83 million to $934 million at December 31, 2014, from $1.0 billion at December 31, 2013.

Composition of Investment Securities

The composition of investment securities for the periods indicated is presented in the following table:

		December 31,
(Dollars in thousands)		2014	%	2013	%	2012	%
Available-for-Sale: (1)
U.S. government agencies and corporations	U.S. government agencies and corporations	$141,679	15.2%	$139,466	13.7%	$156,428	14.6%
State and municipal	State and municipal	167,052	17.9	165,428	16.3	174,491	16.3
Mortgage-backed	Mortgage-backed (2)	361,519	38.7	442,250	43.5	490,479	45.6
Corporate debt	Corporate debt	-	-	2,004	0.2	1,996	0.2
Trust preferred	Trust preferred	1,236	0.1	1,413	0.1	1,465	0.1
Marketable equity securities	Marketable equity securities	723	0.1	723	-	723	-
	Total available-for-sale securities(3)	672,209	72.0	751,284	73.8	825,582	76.8

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	U.S. government agencies and corporations	64,512	6.9%	64,505	6.4%	64,498	6.0
State and municipal	State and municipal	155,261	16.6	159,889	15.8	150,995	14.1
Mortgage-backed	Mortgage-backed (2)	200	-	244	-	321	-
Other equity securities	Other equity securities	41,437	4.5	40,687	4.0	33,636	3.1
	Total held-to-maturity and other equity	261,410	28.0	265,325	26.3	249,450	23.2
Total Securities(3)		$933,619	100.0%	$1,016,609	100.0%	$1,075,032	100.0%

(1)         At estimated fair value.

(2)         Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)         The outstanding balance of no single issuer, except for U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2014, 2013 or 2012.

Available-for-sale securities decreased 11% due to amortization of mortgage-backed securities and calls and maturities of other investments, while held-to-maturity and other equity securities decreased 2% due to calls and maturities. The overall investment portfolio decreased as the Company funded loan growth together with deposit growth and increased short-term borrowings at historically low rates to maintain the net interest margin.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.4 years at December 31, 2014 and 3.9 years at December 31, 2013. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At December 31, 2014, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.3 million, with a fair value of $1.2 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 3 – Investments in the Notes to the Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the twelve months ended December 31, 2014. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through December 31, 2014. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at December 31, 2014.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at December 31, 2014.

Maturities and weighted average yields for investment securities available-for-sale and held-to-maturity at December 31, 2014are presented in the following table.  Amounts appear in the table at amortized cost, without market value adjustments, by stated maturity.

Maturity of Investment Securities

	Years to Maturity at December 31, 2014
	Within		After One Year		After Five Years
	One Year or Less		Through Five years		Through Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available-for-Sale (1)
U. S. government agencies
and corporations	$-	-%	$9,994	1.61%	$134,503	1.85%	$-	-%	$144,497	1.83%
State and municipal (2)	691	5.83	32,850	4.33	120,943	4.73	3,119	6.40	157,603	4.68
Mortgage-backed	-	-	5,056	4.00	77,395	2.79	272,180	2.49	354,631	2.58
Trust preferred	-	-	-	-	-	-	1,348	9.25	1,348	9.25
Total	$691	5.83	$47,900	3.73	$332,841	3.12	$276,647	2.57	$658,079	2.94

Held-to-Maturity (1)
U. S. government agencies
and corporations	$-	-%	$-	-%	$64,512	2.06%	$-	-%	$64,512	2.06%
State and municipal	1,690	6.26	6,756	4.02	98,731	4.12	48,084	3.71	155,261	4.01
Mortgage-backed	-	-	7	5.96	9	5.96	184	5.60	200	5.63
Total	$1,690	6.26	$6,763	4.02	$163,252	3.31	$48,268	3.72	$219,973	3.44

(1) At cost, adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2) Yields on state and municipal securities have been calculated on a tax-equivalent basis using the applicable federal income tax rate of 35%.

Other Earning Assets

Residential mortgage loans held for sale increased $2 million to $10 million as of December 31, 2014 from $8 million as of December 31, 2013 due to continued low market interest rates.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $16 million to $43 million in 2014.

Deposits

The composition of deposits for the periods indicated is presented in the following table:

	December 31,
	2014		2013		Year-to-Year Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$993,737	32.4%	$836,198	29.1%	$157,539	18.8%
Interest-bearing deposits:
Demand	534,605	17.4	460,824	16.0	73,781	16.0
Money market savings	828,494	27.0	870,653	30.2	(42,159)	(4.8)
Regular savings	264,751	8.6	243,813	8.5	20,938	8.6
Time deposits of less than $100,000	239,857	7.8	263,636	9.2	(23,779)	(9.0)
Time deposits of $100,000 or more	205,065	6.8	202,101	7.0	2,964	1.5
Total interest-bearing deposits	2,072,772	67.6	2,041,027	70.9	31,745	1.6
Total deposits	$3,066,509	100.0%	$2,877,225	100.0%	$189,284	6.6

Deposits and Borrowings

Total deposits increased $189 million or 7% at December 31, 2014 compared to December 31, 2013. This increase was due primarily to an increase of 18% in combined noninterest-bearing and interest-bearing checking accounts compared to the prior year. In addition, regular savings accounts increased 9 % compared to the prior year. These increases were somewhat offset by decreases in money market accounts and certificates of deposit, as the Company managed its deposit mix to improve its net interest margin.  The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Total borrowings increased 9% at December 31, 2014 compared to December 31, 2013. This increase was due primarily to growth in retail repurchase agreements and the Company’s decision to take advantage of extraordinarily low short-term interest rates to fund loan originations with short-term FHLB advances.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on- and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2014, total stockholders' equity increased $23 million to $522 million at December 31, 2014, from $499 million at December 31, 2013. This increase was due primarily to net income during the year. The ratio of average equity to average assets was 12.26% for 2014, as compared to 12.17% for 2013.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at December 31,		Regulatory
	2014	2013	Requirements
Total Capital to risk-weighted assets	15.06%	15.65%	8.00%

Tier 1 Capital to risk-weighted assets	13.95%	14.42%	4.00%

Tier 1 Leverage	11.26%	11.32%	3.00%

Tier 1 capital of $474.0 million and total qualifying capital of $511.8 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of December 31, 2014, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

The Basel III capital rules became effective on January 1, 2015. The Company’s estimates of its Basel III capital and capital ratios reflect management’s current understanding of the U.S. Basel III rules based on the current published rules. The actual impact on the Company’s capital ratios as of the effective date of the rules may differ from the Company’s current estimates, depending on further implementation guidance from regulators and changes the Company may make to its business or assets.

The following table presents the estimated Basel III capital and capital ratios for the Company and the Bank, along with regulatory minimum ratios, at December 31, 2014.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total Capital to risk-weighted assets
Company	$512,830	15.41%	$266,159	8.00%	N/A	N/A
Sandy Spring Bank	$498,817	15.01%	$265,911	8.00%	$332,389	10.00%
Tier 1 Capital to risk-weighted assets
Company	$475,028	14.28%	$199,619	6.00%	N/A	N/A
Sandy Spring Bank	$426,015	12.82%	$199,433	6.00%	$265,911	8.00%
Tier 1 Leverage
Company	$475,028	11.28%	$168,388	4.00%	N/A	N/A
Sandy Spring Bank	$426,015	10.13%	$168,242	4.00%	$210,303	5.00%
Common Equity Tier 1 Capital
to risk-weighted assets
Company	$475,028	14.28%	$149,714	4.50%	N/A	N/A
Sandy Spring Bank	$426,015	12.82%	$149,575	4.50%	$216,053	6.50%

The regulatory capital ratios in the above table were calculated assuming that the Company makes the election to opt out of including AOCI in Common Equity
Tier 1 capital.

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

Tangible Common Equity Ratio – Non-GAAP

	December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Tangible common equity ratio:
Total stockholders' equity	$521,751	$499,363	$483,512	$446,109	$407,569
Accumulated other comprehensive income (loss)	823	2,970	(11,312)	(13,248)	2,620
Goodwill	(84,171)	(84,171)	(84,808)	(76,816)	(76,816)
Other intangible assets, net	(510)	(1,330)	(3,163)	(4,734)	(6,578)
Tangible common equity	$437,893	$416,832	$384,229	$351,311	$326,795

Total assets	$4,397,132	$4,106,100	$3,955,206	$3,711,370	$3,519,388
Goodwill	(84,171)	(84,171)	(84,808)	(76,816)	(76,816)
Other intangible assets, net	(510)	(1,330)	(3,163)	(4,734)	(6,578)
Tangible assets	$4,312,451	$4,020,599	$3,867,235	$3,629,820	$3,435,994

Tangible common equity ratio	10.15%	10.37%	9.94%	9.68%	9.51%
Tangible book value per share	$17.48	$16.68	$15.43	$14.58	$13.59

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

Current economic data has shown that while the Mid-Atlantic region is one of the stronger markets in the nation, the Company is continuing to deal with the impact of a slowly recovering economy and its resulting effects on the Company’s borrowers, particularly in the real estate sector. Total non-performing loans decreased 15% to $34 million at December 31, 2014 compared to the balance at December 31, 2013. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various sectors of the economy on both a regional and national level.

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

The allowance represents an estimation of the probable losses that are inherent in the loan and lease portfolio.  The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate allowance for loan losses.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.  Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period operating expense.

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions, to a borrower experiencing financial difficulty are considered troubled debt restructured loans (TDR’s). All restructurings that constitute concessions to a borrower experiencing financial difficulties are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from disclosure as an impaired loan if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a credit of $0.2 million in 2014 compared to a credit of $1.1 million in 2013 and a charge of $3.6 million in 2012.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology. The credits to the provision in 2014 and 2013 were driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

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

	December 31,
(Iin thousands)	2014	2013	2012	2011	2010
Residential real estate: Residential real estate:
Residential mortgage	$6,232	$7,819	$8,522	$10,583	$10,396
Residential construction	923	1,156	2,445	4,206	2,760
Total residential real estate	7,155	8,975	10,967	14,789	13,156
Commercial real estate:
Commercial investor	9,784	9,263	9,583	8,249	4,793
Commercial owner occupied	7,143	6,308	6,997	7,329	8,177
Commercial AD&C	4,267	3,754	4,737	6,663	18,241
Total commercial real estate	21,194	19,325	21,317	22,241	31,211

Commercial Business	5,852	6,308	6,495	6,727	12,870
Leases	9	16	332	796	667
Consumer	3,592	4,142	3,846	4,873	4,231
Total allowance	$37,802	$38,766	$42,957	$49,426	$62,135

During 2014, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the adequacy of the allowance as a result of the credit performance of borrowers.  No portion of the allowance was unallocated at December 31, 2014 or December 31, 2013.

At December 31, 2014, total non-performing loans and leases were $34.0 million, or 1.09% of total loans and leases, compared to $40.0 million, or 1.44% of total loans and leases, at December 31, 2013. Timely recognition and aggressive management of problem credits has resulted in the significant reduction of the migration of these loans into non-accrual status during this period.  The allowance represented 111% of non-performing loans and leases at December 31, 2014 as compared to 97% at December 31, 2013. The increase in this ratio was due primarily to the decline in non-performing loans and leases mentioned on the previous page. The allowance for loan and lease losses as a percent of total loans and leases was 1.21% at December 31, 2014 as compared to 1.39% at December 31, 2013.

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

The balance of impaired loans was $29.4 million, with specific allowances of $2.9 million against those loans at December 31, 2014, as compared to $32.5 million with specific allowances of $3.1 million, at December 31, 2013.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at December 31, 2014 and at December 31, 2013.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance, January 1	$38,766	$42,957	$49,426	$62,135	$64,559
Provision for loan and lease losses	(163)	(1,084)	3,649	1,428	25,908
Loan charge-offs:
Residential real estate:
Residential mortgage	(323)	(1,194)	(2,107)	(5,178)	(5,724)
Residential construction	(4)	(104)	(224)	(1,815)	(677)
Commercial real estate:
Commercial investor	(3)	(4,774)	(3,690)	(868)	(232)
Commercial owner occupied	(265)	(240)	(1,174)	(487)	(1,692)
Commercial AD&C	(529)	(85)	(3,281)	(1,780)	(13,545)
Commercial business	(729)	(2,915)	(1,022)	(2,565)	(7,144)
Leases	-	-	(8)	(1,072)	(109)
Consumer	(834)	(1,853)	(1,298)	(2,740)	(3,493)
Total charge-offs	(2,687)	(11,165)	(12,804)	(16,505)	(32,616)
Loan recoveries:
Residential real estate:
Residential mortgage	121	162	213	221	32
Residential construction	79	11	12	5	1
Commercial real estate:
Commercial investor	38	3,354	97	3	2
Commercial owner occupied	6	425	38	-	5
Commercial AD&C	-	3,080	528	1,238	1,062
Commercial business	1,477	818	1,548	674	2,954
Leases	-	10	23	18	6
Consumer	165	198	227	209	222
Total recoveries	1,886	8,058	2,686	2,368	4,284
Net charge-offs	(801)	(3,107)	(10,118)	(14,137)	(28,332)
Balance, period end	$37,802	$38,766	$42,957	$49,426	$62,135

Net charge-offs to average loans and leases	0.03%	0.12%	0.42%	0.66%	1.27%
Allowance to total loans and leases	1.21%	1.39%	1.70%	2.21%	2.88%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans and leases
Residential real estate
Residential mortgage	$3,012	$5,735	$4,681	$5,722	$3,946
Residential construction	1,105	2,315	3,125	5,719	5,305
Commercial real estate:
Commercial investor	8,156	6,802	11,843	16,963	1,753
Commercial owner occupied	8,941	5,936	13,681	14,709	11,781
Commercial AD&C	2,464	4,127	6,332	18,702	30,417
Commercial business	3,184	3,400	4,611	7,226	7,938
Leases	-	-	865	853	1,887
Consumer	1,668	2,259	2,410	1,786	300
Total non-accrual loans and leases (1)	28,530	30,574	47,548	71,680	63,327

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-	-	167	9,871
Residential construction	-	-	-	243	3,675
Commercial real estate:
Commercial investor	-	-	-	-	-
Commercial owner occupied	-	-	209	-	-
Commercial AD&C	-	-	-	-	-
Commercial business	-	-	24	-	19
Leases	-	-	-	2	407
Consumer	-	1	14	165	182
Total 90 days past due loans and leases	-	1	247	577	14,154

Restructured loans and leases (accruing)	5,497	9,459	10,110	6,881	10,571
Total non-performing loans and leases (2)	34,027	40,034	57,905	79,138	88,052
Other real estate owned, net	3,195	1,338	5,926	4,431	9,493
Other assets owned	-	-	-	-	200
Total non-performing assets	$37,222	$41,372	$63,831	$83,569	$97,745

Non-performing loans to total loans and leases	1.09%	1.44%	2.29%	3.53%	4.08%
Non-performing assets to total assets	0.85%	1.01%	1.61%	2.25%	2.78%
Allowance for loan and leases to
non-performing loans and leases	111.09%	96.83%	74.18%	62.46%	70.57%

(1)     Gross interest income that would have been recorded in 2014 if non-accrual loans and leases shown above had been current and in accordance with their original terms was $2.3 million. No interest was recorded on these loans during the year. Please see Note 1 of the Notes to Consolidated Financial Statements for a description of the Company’s policy for placing loans on non-accrual status.

(2)     Performing loans considered potential problem loans, as defined and identified by management, amounted to $32.2 million at December 31, 2014. Although these are loans where known information about the borrowers' possible credit problems causes management to have concerns as to the borrowers' ability to comply with the loan repayment terms, most are current as to payment terms,  well collateralized and are not believed to present significant risk of loss.  Loans classified for regulatory purposes not included in either non-performing or potential problem loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources, or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
December 31, 2014	(5.12%)	(2.62%)	(0.89%)	(0.52%)	N/A	N/A	N/A	N/A
December 31, 2013	(7.20%)	(4.14%)	(1.63%)	(0.88%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2013 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2013 to December 31, 2014 was the result of an increase in interest-bearing deposits with banks together with a decrease in money market accounts, both of which will reprice immediately should rates rise in the future, together with shorter durations on securities. These factors were somewhat offset by increases in fixed rate loans and in short-term FHLB borrowings.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
December 31, 2014	(9.97%)	(6.75%)	(4.17%)	(1.97%)	N/A	N/A	N/A	N/A
December 31, 2013	(15.27%)	(10.86%)	(6.21%)	(2.15%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2013 in all rising shock scenarios. The significant positive impact in EVE was driven by higher core deposit balances in noninterest-bearing and interest-bearing checking accounts and regular savings accounts resulting in increased premiums should rates increase. Shorter durations in the investment portfolio are also a contributing factor to the reduced risk in EVE.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at December 31, 2014.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at December 31, 2014. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of December 31, 2014, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.3 billion, of which $1.0 billion was available for borrowing based on pledged collateral, with $655 million borrowed against it as of December 31, 2014. The line of credit at the Federal Reserve totaled $337 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of December 31, 2014.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at December 31, 2014, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of December 31, 2014. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at December 31, 2014.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of December 31, 2014, the Bank could have declared a dividend of $73 million to Bancorp. At December 31, 2014, Bancorp had liquid assets of $12 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

The Company has various contractual obligations that affect its cash flows and liquidity.  For information regarding material contractual obligations, please see “Market Risk Management” previously discussed, “Contractual Obligations” below, and “Note 6-Premises and Equipment,” “Note 9-Borrowings,” “Note 13-Pension, Profit Sharing and Other Employee Benefit Plans,” “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives,” and “Note 20-Fair Value” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its trust preferred securities, irrevocable letters of credit, and loan commitments, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  The trust preferred securities were issued by Sandy Spring Capital Trust II (the “Trust”), a subsidiary of the Company created for the purpose of issuing the trust preferred securities and purchasing the Company’s junior subordinated debentures, which are its sole assets.  These junior subordinated debentures bear a maturity date of October 7, 2034, which may be shortened, subject to conditions, to a date no earlier than October 7, 2009. The Company owns all of the Trust’s outstanding common securities.  The Company and the Trust believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the issuance of the trust preferred securities and the debentures, in the aggregate constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations.  For additional information on off-balance sheet arrangements, please see “Note 18-Financial Instruments with Off-balance Sheet Risk and Derivatives” and “Note 9-Borrowings” of the Notes to the Consolidated Financial Statements, and “Capital Management” and “Securities”.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances, operating leases related to branch and administrative facilities and a long-term contract with a data processing provider.  Payments required under these obligations, are set forth in the table following as of December 31, 2014.

	Projected Maturity Date or Payment Period(1)
		Less than			After
(In thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Retail repurchase agreements	$74,432	$74,432	$-	$-	$-
Advances from FHLB	655,000	250,000	75,000	240,000	90,000
Certificates of deposit	444,922	258,864	128,202	57,856	-
Operating lease obligations	44,318	4,268	11,198	8,260	20,592
Purchase obligations (2)	2,643	2,643	-	-	-
Total	$1,221,315	$590,207	$214,400	$306,116	$110,592

(1)  Assumed a seven year term for purposes of this table.

(2) Represents payments required under contract, based on average monthly charges for 2014 with the Company’s current data processing service  provider that expires in September 2015.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item is incorporated by reference to Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Internal Control Over Financial Reporting

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The attestation reports by the Company’s independent registered public accounting firm, Ernst & Young LLP, on the Company’s internal control over financial reporting begins on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandy Spring Bancorp, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sandy Spring Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2015 expressed an unqualified opinion thereon.

March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sandy Spring Bancorp, Inc.

We have audited Sandy Spring Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Sandy Spring Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sandy Spring Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of condition of Sandy Spring Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2014 and our report dated March 5, 2015 expressed an unqualified opinion thereon.

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sandy Spring Bancorp, Inc.

We have audited the consolidated balance sheet of Sandy Spring Bancorp, Inc. (a Maryland corporation) and subsidiaries (collectively, the Company) as of December 31, 2012 (not presented herein), and the related  consolidated statements of income, other comprehensive income, cash flows and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandy Spring Bancorp, Inc. and subsidiaries and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania

March 18, 2013

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and due from banks	$52,804	$46,755
Federal funds sold	473	475
Interest-bearing deposits with banks	42,940	27,197
Cash and cash equivalents	96,217	74,427
Residential mortgage loans held for sale (at fair value)	10,512	8,365
Investments available-for-sale (at fair value)	672,209	751,284
Investments held-to-maturity -- fair value of $222,260 and $216,007 at December 31, 2014 and 2013, respectively	219,973	224,638
Other equity securities	41,437	40,687
Total loans and leases	3,127,392	2,784,266
Less: allowance for loan and lease losses	(37,802)	(38,766)
Net loans and leases	3,089,590	2,745,500
Premises and equipment, net	49,402	45,916
Other real estate owned	3,195	1,338
Accrued interest receivable	12,634	12,532
Goodwill	84,171	84,171
Other intangible assets, net	510	1,330
Other assets	117,282	115,912
Total assets	$4,397,132	$4,106,100

Liabilities
Noninterest-bearing deposits	$993,737	$836,198
Interest-bearing deposits	2,072,772	2,041,027
Total deposits	3,066,509	2,877,225
Securities sold under retail repurchase agreements and federal funds purchased	74,432	53,842
Advances from FHLB	655,000	615,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	44,440	25,670
Total liabilities	3,875,381	3,606,737

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 25,044,877 and
24,990,021 at December 31, 2014 and 2013, respectively	25,045	24,990
Additional paid in capital	194,647	193,445
Retained earnings	302,882	283,898
Accumulated other comprehensive loss	(823)	(2,970)
Total stockholders' equity	521,751	499,363
Total liabilities and stockholders' equity	$4,397,132	$4,106,100

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Interest Income:
Interest and fees on loans and leases	$123,369	$122,380	$115,574
Interest on loans held for sale	312	929	841
Interest on deposits with banks	85	84	111
Interest and dividends on investment securities:
Taxable	15,377	16,635	17,951
Exempt from federal income taxes	9,222	9,318	9,392
Interest on federal funds sold	1	1	1
Total interest income	148,366	149,347	143,870
Interest Expense:
Interest on deposits	4,791	5,439	7,357
Interest on retail repurchase agreements and federal funds purchased	164	163	204
Interest on advances from FHLB	12,982	12,936	14,131
Interest on subordinated debt	881	895	959
Total interest expense	18,818	19,433	22,651
Net interest income	129,548	129,914	121,219
Provision (credit) for loan and lease losses	(163)	(1,084)	3,649
Net interest income after provision (credit) for loan and lease losses	129,711	130,998	117,570
Non-interest Income:
Investment securities gains	5	115	459
Total other-than-temporary impairment ("OTTI") losses	-	-	(109)
Portion of OTTI losses recognized in other comprehensive income, before taxes	-	-	-
Net OTTI recognized in earnings	-	-	(109)
Service charges on deposit accounts	8,422	8,533	8,910
Mortgage banking activities	1,994	3,094	6,032
Wealth management income	19,086	17,585	15,949
Insurance agency commissions	4,996	4,821	4,490
Income from bank owned life insurance	2,444	2,499	2,616
Bank card fees	4,439	4,165	3,887
Other income	5,485	6,699	4,722
Total non-interest income	46,871	47,511	46,956
Non-interest Expenses:
Salaries and employee benefits	66,387	65,598	62,509
Occupancy expense of premises	13,692	13,171	12,010
Equipment expenses	5,188	4,940	4,871
Marketing	2,926	2,880	2,651
Outside data services	4,947	4,580	5,019
FDIC insurance	2,302	2,300	2,573
Amortization of intangible assets	821	1,845	1,881
Litigation expenses	6,519	-	-
Other expenses	18,018	16,210	18,413
Total non-interest expenses	120,800	111,524	109,927
Income before income taxes	55,782	66,985	54,599
Income tax expense	17,582	22,563	18,045
Net income	$38,200	$44,422	$36,554

Net Income Per Share Amounts:
Basic net income per share	$1.53	$1.78	$1.49
Diluted net income per share	$1.52	$1.77	$1.48
Dividends declared per share	$0.76	$0.64	$0.48

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income	$38,200	$44,422	$36,554
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	12,807	(33,214)	(40)
Related income tax (expense) benefit	(5,090)	13,245	16
Net investment gains reclassified into earnings	5	115	459
Related income tax expense	(2)	(46)	(183)
Net effect on other comprehensive income (loss)	7,720	(19,900)	252

Defined benefit pension plan:
Recognition of unrealized gain (loss)	(9,235)	9,340	(3,639)
Related income tax (expense) benefit	3,662	(3,722)	1,451
Net effect on other comprehensive income (loss)	(5,573)	5,618	(2,188)
Total other comprehensive income (loss)	2,147	(14,282)	(1,936)
Comprehensive income	$40,347	$30,140	$34,618

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$38,200	$44,422	$36,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	8,021	7,847
Net OTTI recognized in earnings	-	-	109
Provision (credit) for loan and lease losses	(163)	(1,084)	3,649
Share based compensation expense	1,452	1,688	1,451
Deferred income tax expense	808	3,348	3,933
Origination of loans held for sale	(137,339)	(251,878)	(310,860)
Proceeds from sales of loans held for sale	137,131	284,291	305,013
Gains on sales of loans held for sale	(1,939)	(4,629)	(4,961)
Loss on sales of other real estate owned	161	1,064	1,595
Investment securities gains	(5)	(115)	(459)
Gains (loss) on sales of premises and equipment	-	20	(74)
Net (increase) decrease in accrued interest receivable	(102)	(140)	521
Net (increase) decrease in other assets	(6,866)	4,053	(2,421)
Net increase (decrease) in accrued expenses and other liabilities	20,166	(5,965)	6,939
Other – net	(4,997)	13,046	3,954
Net cash provided by operating activities	53,664	96,142	52,790
Investing activities:
Purchases of other equity securities	(750)	(7,051)	(6,780)
Purchases of investments held-to-maturity	-	(20,666)	(146,290)
Purchases of investments available-for-sale	-	(161,379)	(264,993)
Net proceeds from redemption of Federal Home Loan Bank of Atlanta stock	-	-	8,002
Proceeds from sales of investment available-for-sale	-	-	28,519
Proceeds from maturities, calls and principal payments of investments held-to-maturity	3,786	11,090	108,612
Proceeds from maturities, calls and principal payments of investments available-for-sale	89,076	198,410	357,144
Net increase in loans and leases	(346,373)	(259,008)	(140,483)
Proceeds from the sales of other real estate owned	488	7,780	4,934
Acquisition of business activity, net of cash acquired	-	-	(849)
Expenditures for premises and equipment	(8,564)	(2,366)	(4,381)
Net cash used in investing activities	(262,337)	(233,190)	(56,565)
Financing activities:
Net increase (decrease) in deposits	189,284	(35,809)	86,593
Net increase (decrease) in retail repurchase agreements and federal funds purchased	20,590	(33,087)	(56,685)
Proceeds from advances from FHLB	1,805,000	1,075,000	-
Repayment of advances from FHLB	(1,765,000)	(865,058)	(350)
Proceeds from issuance of common stock	394	153	98
Tax benefits associated with shared based compensation	321	-	102
Repurchase of Common Stock	(910)	-	-
Dividends paid	(19,216)	(16,130)	(11,891)
Net cash provided by financing activities	230,463	125,069	17,867
Net increase (decrease) in cash and cash equivalents	21,790	(11,979)	14,092
Cash and cash equivalents at beginning of period	74,427	86,406	72,314
Cash and cash equivalents at end of period	$96,217	$74,427	$86,406

Supplemental Disclosures:
Interest payments	$18,833	$19,610	$22,464
Income tax payments	15,154	20,010	13,266
Transfers from loans to other real estate owned	2,446	2,764	4,810

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2012	$24,091	$177,828	$230,942	$13,248	$446,109
Net income	-	-	36,554	-	36,554
Other comprehensive income, net of tax	-	-	-	(1,936)	(1,936)
Common stock dividends - $0.46 per share	-	-	(11,890)	-	(11,890)
Stock compensation expense	-	1,451	-	-	1,451
Common stock issued pursuant to:
Acquisition of CommerceFirst Bancorp, Inc. - 732,054 shares	732	12,291	-	-	13,023
Stock option plan - 3,906 shares	4	47	-	-	51
Employee stock purchase plan - 30,795 shares	31	447	-	-	478
Director stock purchase plan - 1,083 shares	1	18	-	-	19
Restricted stock - 46,512 shares	46	(393)	-	-	(347)
Balances at December 31, 2012	24,905	191,689	255,606	11,312	483,512
Net income	-	-	44,422	-	44,422
Other comprehensive income, net of tax	-	-	-	(14,282)	(14,282)
Common stock dividends - $0.64 per share	-	-	(16,130)	-	(16,130)
Stock compensation expense	-	1,688	-	-	1,688
Common stock issued pursuant to:
Stock option plan - 10,964 shares	11	128	-	-	139
Employee stock purchase plan - 24,849 shares	25	436	-	-	461
Restricted stock - 48,816 shares	49	(496)	-	-	(447)
Balances at December 31, 2013	24,990	193,445	283,898	(2,970)	499,363
Net income	-	-	38,200	-	38,200
Other comprehensive income, net of tax	-	-	-	2,147	2,147
Common stock dividends - $0.76 per share	-	-	(19,216)	-	(19,216)
Stock compensation expense	-	1,773	-	-	1,773
Common stock issued pursuant to:
Stock option plan - 13,834 shares	14	176	-	-	190
Employee stock purchase plan - 24,519 shares	25	484	-	-	509
Restricted stock - 54,535 shares	54	(359)	-	-	(305)
Purchase of treasury shares - 38,032 shares	(38)	(872)	-	-	(910)
Balances at December 31, 2014	$25,045	$194,647	$302,882	$(823)	$521,751

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

Loans Acquired with Deteriorated Credit Quality

Acquired loans with evidence of credit deterioration since their origination as of the date of the acquisition are recorded at their initial fair value.  Credit deterioration is determined based on the probability of collection of all contractually required principal and interest payments.  The historical allowance for loan and lease losses related to the acquired loans is not carried over to the Company.  The determination of credit quality deterioration as of the purchase date may include parameters such as past due and non-accrual status, commercial risk ratings, cash flow projections, type of loan and collateral, collateral value and recent loan-to-value ratios or appraised values.  For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Company determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield).  The present value of any decreases in expected cash flows after the purchase date is recognized as an impairment through a charge to the provision for loan losses. Increases in the present value of the expected cash flows after the purchase date are recognized as an adjustment to the accretable yield.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan and lease losses (“ALLL”) are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

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

•         deterioration of related collateral.

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

Loans considered to be troubled debt restructurings (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms.  Loans may be removed from the restructured category if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and they meet certain performance criteria.

Management uses relevant information available to make the determination on whether loans are impaired in accordance with GAAP. However, the determination of whether loans are impaired and the measurement of the impairment requires significant judgment, and estimates of losses inherent in the loan portfolio can vary significantly from the amounts actually observed.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance” or “ALLL”) represents an amount which, in management's judgment, is adequate to absorb the probable estimate of losses that may be sustained on outstanding loans and leases at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio.  The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision or credit for loan and lease losses, which is recorded as a current period operating expense.  The allowance is based on the basic principle that a loss be accrued when it is probable that the loss has occurred and the amount of the loss can be reasonably estimated.

Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates.  The reasonableness of the allowance is reviewed monthly by the Risk Committee of the board of directors and formally approved quarterly by that same committee of the board.

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

Current accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of these qualitative factors, if it is determined that the fair value of a reporting unit is not less than the carrying value, then performing the two-step impairment process, previously required, is unnecessary. However, if it is determined that the carrying value exceeds the fair value the first step, described above, of the two-step process must be performed. The Company adopted this guidance in performing its annual impairment testing for 2014 and 2013 with respect to its community banking and investment management reporting units and for 2014 for its insurance reporting unit. For 2013, with respect to its insurance reporting unit, the Company elected to engage a third-party valuation firm to determine the fair value of this reporting unit to utilize in the “step one” test for potential goodwill impairment. The company and the valuation firm determined that a combination of the income approach and the market approach were most appropriate in valuing the fair value of this unit and determined that the “step two test” for impairment was not necessary. At December 31, 2014 and 2013 there was no evidence of impairment of goodwill or intangibles in any of the Company’s reporting units.

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

Other Real Estate Owned (“OREO”)

OREO is comprised of properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less estimated costs of disposal, on the date acquired or on the date that the Company acquires effective control over the property. Gains or losses arising at the time of acquisition of such properties are charged against the allowance for loan and lease losses. During the holding period OREO continues to be measured at lower of cost or fair value less estimated costs of disposal, and any subsequent declines in value are expensed as incurred. Gains and losses realized from the sale of OREO, as well as valuation adjustments and expenses of operation are included in non-interest expense.

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

Interest Rate Swap Agreements

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans.  These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party.  The swaps are reported at fair value in other assets or other liabilities. The Company's swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.  Further discussion of the Company's financial derivatives is set forth in Note 18 to the Consolidated Financial Statements.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right or from providing more than a trivial benefit to the transferor) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through any agreement to repurchase or redeem them before their maturity or likely cause a holder to return those assets whether through unilateral ability or a price so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. A participating interest must be in an entire financial asset and cannot represent an interest in a group of financial assets.  Except for compensation paid for services performed, all cash flows from the asset are allocated to the participating interest holders in proportion to their share of ownership. Financial assets obtained or liabilities incurred in a sale are recognized and initially measured at fair value.

Insurance Commissions and Fees

Commission revenue is recognized over the term of the coverage period.  The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received.

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

The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns by the Internal Revenue Service, as well as all of the states where it conducts business, for the years ending after December 31, 2009.  There are currently no examinations in process as of December 31, 2014.

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

Note 2 – Cash and Due from Banks

The Federal Reserve Act requires that banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. The average balance maintained in 2014 was $33.5 million and in 2013 was $33.2 million.

Note 3 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31 are presented in the following table:

	2014				2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$144,497	$-	$(2,818)	$141,679	$147,688	$-	$(8,222)	$139,466
State and municipal	157,603	9,453	(4)	167,052	159,524	6,060	(156)	165,428
Mortgage-backed	354,631	9,824	(2,936)	361,519	439,054	10,188	(6,992)	442,250
Corporate debt	-	-	-	-	2,000	4	-	2,004
Trust preferred	1,348	-	(112)	1,236	1,701	-	(288)	1,413
Total debt securities	658,079	19,277	(5,870)	671,486	749,967	16,252	(15,658)	750,561
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$658,802	$19,277	$(5,870)	$672,209	$750,690	$16,252	$(15,658)	$751,284

Any unrealized losses in the U.S. government agencies, state and municipal or mortgage-backed securities at December 31, 2014 are the result of changes in interest rates.  These declines are considered temporary in nature and will decline over time and recover as these securities approach maturity.

The mortgage-backed portfolio at December 31, 2014 is composed entirely of either the most senior tranches of GNMA collateralized mortgage obligations ($167.7 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($193.9 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At December 31, 2014, the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security is backed by debt issued by banks and thrifts, which totals $1.3 million, with a fair value of $1.2 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

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

•         Overall default (.53%), recovery and prepayment (2%) amortization probabilities by issuers in the pool;

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

•         Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and

•         A discount rate of 11.64% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the year ended December 31, 2014.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at December 31, 2014.  This non-credit related OTTI was recognized in other accumulated comprehensive income (“OCI”) at December 31, 2014.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2013	531
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2014	$531

Gross unrealized losses and fair values by length of time that the individual available-for-sale securities have been in an unrealized loss position at December 31 are presented in the following table:

	2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,679	$60	$2,758	$2,818
State and municipal	2	1,409	4	-	4
Mortgage-backed	20	108,902	58	2,878	2,936
Trust preferred	1	1,236	-	112	112
Total	37	$253,226	$122	$5,748	$5,870

	2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	15	$139,466	$8,222	$-	$8,222
State and municipal	12	11,680	156	-	156
Mortgage-backed	30	169,377	6,865	127	6,992
Trust preferred	1	1,413	-	288	288
Total	58	$321,936	$15,243	$415	$15,658

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

	2014		2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$691	$714	$2,080	$2,085
Due after one year through five years	47,900	49,385	12,766	13,285
Due after five years through ten years	332,841	340,852	392,389	392,339
Due after ten years	276,647	280,535	342,732	342,852
Total debt securities available-for-sale	$658,079	$671,486	$749,967	$750,561

At December 31, 2014 and 2013, investments available-for-sale with a book value of $212.9 million and $186.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at December 31, 2014 and 2013.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at December 31 are presented in the following table:

	2014				2013
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,512	$-	$(1,734)	$62,778	$64,505	$-	$(4,827)	$59,678
State and municipal	155,261	4,321	(325)	159,257	159,889	1,920	(5,753)	156,056
Mortgage-backed	200	25	-	225	244	29	-	273
Total investments held-to-maturity	$219,973	$4,346	$(2,059)	$222,260	$224,638	$1,949	$(10,580)	$216,007

Gross unrealized losses and fair values by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31 are presented in the following tables:

	2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,778	$-	$1,734	$1,734
State and municipal	41	32,027	18	307	325
Total	49	$94,805	$18	$2,041	$2,059

	2013
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$59,678	$4,827	$-	$4,827
State and municipal	113	94,243	5,366	387	5,753
Total	121	$153,921	$10,193	$387	$10,580

The Company does not intend to sell these securities and has sufficient liquidity to hold these securities to maturity, to allow for any anticipated recovery in fair value, and substantiates that the unrealized losses in the held-to-maturity portfolio are considered temporary in nature.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at December 31 are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	2014		2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,690	$1,694	$1,720	$1,725
Due after one year through five years	6,763	6,938	3,249	3,269
Due after five years through ten years	163,252	164,787	139,033	135,074
Due after ten years	48,268	48,841	80,636	75,939
Total debt securities held-to-maturity	$219,973	$222,260	$224,638	$216,007

At December 31, 2014 and  2013, investments held-to-maturity with a book value of $202.4 million and $165.8 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at December 31, 2014 and 2013.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	2014	2013
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	33,168	32,418
Total equity securities	$41,437	$40,687

Securities gains

Gross realized gains and losses on all investments for the years ended December 31 are presented in the following table:

(In thousands)	2014	2013	2012
Gross realized gains from sales of investments available-for-sale	$-	$-	$56
Gross realized losses from sales of investments available-for-sale	-	(3)	-
Net gains or (losses) from calls of investments available-for-sale	2	44	294
Net gains or (losses) from calls of investments held-to-maturity	3	74	109
Net securities gains	$5	$115	$459

Note 4 – Loans and Leases

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

Outstanding loan balances at December 31, 2014 and 2013 are net of unearned income including net deferred loan costs of $0.5 million and $0.7 million, respectively.

The loan portfolio segment balances at December 31 are presented in the following table:

(In thousands)	2014	2013
Residential real estate:
Residential mortgage	$717,886	$618,381
Residential construction	136,741	129,177
Commercial real estate:
Commercial owner occupied real estate	611,061	592,823
Commercial investor real estate	640,193	552,178
Commercial acquisition, development and construction	205,124	160,696
Commercial Business	390,781	356,651
Leases	54	703
Consumer	425,552	373,657
Total loans and leases	$3,127,392	$2,784,266

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

(In thousands)	2014	2013
Balance at January 1	$18,921	$20,494
Additions	7,060	886
Repayments	(4,225)	(2,459)
Balance at December 31	$21,756	$18,921

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

Summary information on the allowance for loan and lease loss activity for the years ended December 31 is provided in the following table:

(In thousands)	2014	2013	2012
Balance at beginning of year	$38,766	$42,957	$49,426
Provision (credit) for loan and lease losses	(163)	(1,084)	3,649
Loan and lease charge-offs	(2,687)	(11,165)	(12,804)
Loan and lease recoveries	1,886	8,058	2,686
Net charge-offs	(801)	(3,107)	(10,118)
Balance at period end	$37,802	$38,766	$42,957

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the years ended December 31:

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,204)	1,042	486	1,094	(7)	119	(1,385)	(308)	(163)
Charge-offs	(729)	(529)	(3)	(265)	-	(834)	(323)	(4)	(2,687)
Recoveries	1,477	-	38	6	-	165	121	79	1,886
Net charge-offs	748	(529)	35	(259)	-	(669)	(202)	75	(801)
Balance at end of period	$5,852	$4,267	$9,784	$7,143	$9	$3,592	$6,232	$923	$37,802
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392
Allowance for loans and leases to total loans and leases ratio	1.50%	2.08%	1.53%	1.17%	16.80%	0.84%	0.87%	0.67%	1.21%

Balance of loans specifically evaluated for impairment	$3,894	$2,464	$10,279	$8,941	na.	na.	$3,535	$306	$29,419
Allowance for loans specifically evaluated for impairment	$788	$741	$541	$824	na.	na.	$-	$-	$2,894
Specific allowance to specific loans ratio	20.24%	30.07%	5.26%	9.22%	na.	na.	na.	na.	9.84%

Balance of loans collectively evaluated	$386,887	$202,660	$629,914	$602,120	$54	$425,552	$714,351	$136,435	$3,097,973
Allowance for loans collectively evaluated	$5,064	$3,526	$9,243	$6,319	$9	$3,592	$6,232	$923	$34,908
Collective allowance to collective loans ratio	1.31%	1.74%	1.47%	1.05%	16.80%	0.84%	0.87%	0.68%	1.13%

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner			Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Balance at beginning of year	$6,495	$4,737	$9,583	$6,997	$332	$3,846	$8,522	$2,445	$42,957
Provision (credit)	1,910	(3,978)	1,100	(874)	(326)	1,951	329	(1,196)	(1,084)
Charge-offs	(2,915)	(85)	(4,774)	(240)	-	(1,853)	(1,194)	(104)	(11,165)
Recoveries	818	3,080	3,354	425	10	198	162	11	8,058
Net charge-offs	(2,097)	2,995	(1,420)	185	10	(1,655)	(1,032)	(93)	(3,107)
Balance at end of period	$6,308	$3,754	$9,263	$6,308	$16	$4,142	$7,819	$1,156	$38,766

Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266
Allowance for loans and leases to total loans and leases ratio	1.77%	2.34%	1.68%	1.06%	2.28%	1.11%	1.26%	0.89%	1.39%

Balance of loans specifically evaluated for impairment	$5,608	$4,128	$7,654	$7,111	na.	$29	$6,141	$1,852	$32,523
Allowance for loans specifically evaluated for impairment	$849	$1,031	$126	$426	na.	na.	$626	$-	$3,058
Specific allowance to specific loans ratio	15.14%	24.98%	1.65%	5.99%	na.	na.	10.19%	na.	9.40%

Balance of loans collectively evaluated	$351,043	$156,568	$544,524	$585,712	$703	$373,628	$612,240	$127,325	$2,751,743
Allowance for loans collectively evaluated	$5,459	$2,723	$9,137	$5,882	$16	$4,142	$7,193	$1,156	$35,708
Collective allowance to collective loans ratio	1.56%	1.74%	1.68%	1.00%	2.28%	1.11%	1.17%	0.91%	1.30%

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

Loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief or other concessions to a borrower experiencing financial difficulty are considered trouble debt restructured loans. All restructurings that constitute concessions to a troubled borrower are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loans terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk.  At December 31, 2014, restructured loans totaled $11.6 million, of which $5.5 million were accruing and $6.1 million were non-accruing.  The Company has commitments to lend $0.1 million in additional funds on loans that have been restructured at December 31, 2014. Restructured loans at December 31, 2013 totaled $20.0 million, of which $9.5 million were accruing and $10.5 million were non-accruing.  Commitments to lend additional funds on loans that have been restructured at December 31, 2013 amounted to $5.5 million.

The following table provides summary information regarding impaired loans at December 31 and for the years then ended:

(In thousands)	2014	2013	2012
Impaired loans with a specific allowance	$11,411	$12,217	$27,526
Impaired loans without a specific allowance	18,008	20,306	21,247
Total impaired loans	$29,419	$32,523	$48,773

Allowance for loan and lease losses related to impaired loans	$2,894	$3,058	$5,149
Allowance for loan and lease losses related to loans collectively evaluated	34,908	35,708	37,808
Total allowance for loan and lease losses	$37,802	$38,766	$42,957

Average impaired loans for the period	$34,331	$38,379	$57,438
Contractual interest income due on impaired loans during the period	$2,339	$2,612	$4,433
Interest income on impaired loans recognized on a cash basis	$773	$1,374	$1,121
Interest income on impaired loans recognized on an accrual basis	$280	$473	$560

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at December 31 for the years indicated:

	2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$473	$1,330	$2,288	$5,013	$-	$9,104
Restructured accruing	687	-	-	-	-	687
Restructured non-accruing	308	-	76	1,236	-	1,620
Balance	$1,468	$1,330	$2,364	$6,249	$-	$11,411

Allowance	$788	$741	$541	$824	$-	$2,894

Impaired loans without a specific allowance
Non-accruing	$1,115	$-	$5,792	$1,769	$-	$8,676
Restructured accruing	23	-	2,123	-	2,664	4,810
Restructured non-accruing	1,288	1,134	-	923	1,177	4,522
Balance	$2,426	$1,134	$7,915	$2,692	$3,841	$18,008

Total impaired loans
Non-accruing	$1,588	$1,330	$8,080	$6,782	$-	$17,780
Restructured accruing	710	-	2,123	-	2,664	5,497
Restructured non-accruing	1,596	1,134	76	2,159	1,177	6,142
Balance	$3,894	$2,464	$10,279	$8,941	$3,841	$29,419

Unpaid principal balance in total impaired loans	$5,360	$7,044	$14,926	$10,729	$4,126	$42,185

	2014

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,308	$3,651	$9,327	$8,963	$7,082	$34,331
Contractual interest income due on impaired loans during the period	$311	$352	$730	$859	$87
Interest income on impaired loans recognized on a cash basis	$252	$39	$78	$344	$60
Interest income on impaired loans recognized on an accrual basis	$63	$-	$111	$-	$106

	2013
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$374	$1,360	$749	$2,022	$-	$4,505
Restructured accruing	790	-	-	1,174	2,365	4,329
Restructured non-accruing	349	1,122	-	1,274	638	3,383
Balance	$1,513	$2,482	$749	$4,470	$3,003	$12,217

Allowance	$849	$1,031	$126	$426	$626	$3,058

Impaired loans without a specific allowance
Non-accruing	$1,532	$382	$5,440	$646	$-	$8,000
Restructured accruing	1,417	-	852	-	2,861	5,130
Restructured non-accruing	1,146	1,264	613	1,995	2,158	7,176
Balance	$4,095	$1,646	$6,905	$2,641	$5,019	$20,306

Total impaired loans
Non-accruing	$1,906	$1,742	$6,189	$2,668	$-	$12,505
Restructured accruing	2,207	-	852	1,174	5,226	9,459
Restructured non-accruing	1,495	2,386	613	3,269	2,796	10,559
Balance	$5,608	$4,128	$7,654	$7,111	$8,022	$32,523

Unpaid principal balance in total impaired loans	$7,943	$10,318	$12,351	$8,684	$8,650	$47,946

	2013

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$7,153	$5,451	$10,605	$8,386	$6,784	$38,379
Contractual interest income due on impaired loans during the period	$452	$654	$587	$692	$227
Interest income on impaired loans recognized on a cash basis	$238	$253	$75	$725	$83
Interest income on impaired loans recognized on an accrual basis	$133	$-	$30	$77	$233

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at December 31 for the years indicated:

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,184	$2,464	$8,156	$8,941	$-	$1,668	$3,012	$1,105	$28,530
Restructured loans and leases	710	-	2,123	-	-	-	2,664	-	5,497
Total non-performing loans and leases	3,894	2,464	10,279	8,941	-	1,668	5,676	1,105	34,027
Other real estate owned	39	365	-	-	-	-	1,408	1,383	3,195
Total non-performing assets	$3,933	$2,829	$10,279	$8,941	$-	$1,668	$7,084	$2,488	$37,222

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,400	$4,127	$6,802	$5,936	$-	$2,259	$5,735	$2,315	$30,574
Loans and leases 90 days past due	-	-	-	-	-	1	-	-	1
Restructured loans and leases	2,207	-	852	1,174	-	29	5,197	-	9,459
Total non-performing loans and leases	5,607	4,127	7,654	7,110	-	2,289	10,932	2,315	40,034
Other real estate owned	54	365	-	-	-	-	919	-	1,338
Total non-performing assets	$5,661	$4,492	$7,654	$7,110	$-	$2,289	$11,851	$2,315	$41,372

	2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$759	$-	$2,374	$2,658	$11	$797	$3,064	$-	$9,663
61-90 days	995	320	1,493	156	-	179	836	-	3,979
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	1,754	320	3,867	2,814	11	976	3,900	-	13,642
Non-accrual loans and leases	3,184	2,464	8,156	8,941	-	1,668	3,012	1,105	28,530
Loans aquired with deteriorated credit quality	1,238	-	-	1,773	-	-	-	-	3,011
Current loans	384,605	202,340	628,170	597,533	43	422,908	710,974	135,636	3,082,209
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392

	2013
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$382	$-	$5,826	$876	$4	$716	$4,119	$-	$11,923
61-90 days	1,142	-	-	2,540	-	176	208	-	4,066
> 90 days	-	-	-	-	-	1	-	-	1
Total past due	1,524	-	5,826	3,416	4	893	4,327	-	15,990
Non-accrual loans and leases	3,400	4,127	6,802	5,936	-	2,259	5,735	2,315	30,574
Loans aquired with deteriorated credit quality	1,363	-	571	2,366	-	-	-	-	4,300
Current loans	350,364	156,569	538,979	581,105	699	370,505	608,319	126,862	2,733,402
Total loans and leases	$356,651	$160,696	$552,178	$592,823	$703	$373,657	$618,381	$129,177	$2,784,266

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

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at December 31 for the years indicated:

	2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$366,367	$201,642	$621,511	$581,575	$1,771,095
Special Mention	8,835	698	3,931	7,669	21,133
Substandard	15,579	2,784	14,751	21,817	54,931
Doubtful	-	-	-	-	-
Total	$390,781	$205,124	$640,193	$611,061	$1,847,159
	2013
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$324,941	$154,869	$523,901	$553,604	$1,557,315
Special Mention	16,166	-	2,944	15,702	34,812
Substandard	15,274	5,827	25,333	23,517	69,951
Doubtful	270	-	-	-	270
Total	$356,651	$160,696	$552,178	$592,823	$1,662,348

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at December 31 for the years indicated:

	2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$54	$423,884	$712,210	$135,636	$1,271,784
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,668	3,012	1,105	5,785
Restructured loans and leases	-	-	2,664	-	2,664
Total	$54	$425,552	$717,886	$136,741	$1,280,233

	2013
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$703	$371,368	$607,449	$126,862	$1,106,382
Non-performing:
90 days past due	-	1	-	-	1
Non-accruing	-	2,259	5,735	2,315	10,309
Restructured loans and leases	-	29	5,197	-	5,226
Total	$703	$373,657	$618,381	$129,177	$1,121,918

During the year ended December 31, 2014, the Company restructured $1.6 million in loans that were designated as troubled debt restructurings.  Modifications consisted principally of interest rate concessions.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2014 have specific reserves of $0.1 million at December 31, 2014.  For the year ended December 31, 2013, the Company restructured $3.4 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2013 had specific reserves of $0.3 million thousand at December 31, 2013.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Year Ended December 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$75	$-	$1,284	$-	$-	$1,359
Restructured non-accruing	92	192	-	-	-	284
Balance	$167	$192	$1,284	$-	$-	$1,643

Specific allowance	$99	$-	$-	$-	$-	$99

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2013
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$87	$-	$852	$-	$2,064	$3,003
Restructured non-accruing	425	-	-	-	-	425
Balance	$512	$-	$852	$-	$2,064	$3,428

Specific allowance	$141	$-	$-	$-	$-	$141

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $3.2 million and $1.3 million at December 31, 2014 and 2013, respectively.  At December 31, 2014, $2.8 million of the other real estate owned was comprised of  consumer mortgage loans.  Consumer mortgage loans collateralized by real estate property that are in the process of foreclosure according to the requirements of the associated local jurisdiction amounted to $0.9 million at December 31, 2014.

Note 6 – Premises and Equipment

Presented in the following table are the components of premises and equipment at December 31:

(In thousands)	2014	2013
Land	$9,954	$9,954
Buildings and leasehold improvements	63,219	60,939
Equipment	37,758	39,756
Total premises and equipment	110,931	110,649
Less: accumulated depreciation and amortization	(61,529)	(64,733)
Net premises and equipment	$49,402	$45,916

Depreciation and amortization expense for premises and equipment amounted to $4.6 million, $4.6 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total rental expense of premises and equipment, net of rental income, for the years ended December 31, 2014, 2013 and 2012 was $7.6 million, $7.4 million and $6.6 million, respectively. Lease commitments entered into by the Company bear initial terms varying from 3 to 15 years, or they are 20-year ground leases, and are associated with premises.

Future minimum lease payments, including any additional rents due to escalation clauses, for all non-cancelable operating leases within the years ending December 31 are presented in the table below:

Operating
(In thousands)	Leases
2015	$4,268
2016	6,028
2017	5,170
2018	4,201
2019	4,059
Thereafter	20,592
Total minimum lease payments	$44,318

Note 7 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31 in the following table:

	2014			Weighted	2013			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Core deposit intangibles	$9,716	$(9,716)	$-	-	$9,716	$(9,352)	$364	0.3 years
Other identifiable intangibles	8,623	(8,113)	510	1.7 years	8,623	(7,657)	966	2.4 years
Total amortizing intangible assets	$18,339	$(17,829)	$510		$18,339	$(17,009)	$1,330

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the net carrying amount of goodwill by segment for the periods indicated:

	Community		Investment
(In thousands)	Banking	Insurance	Management	Total
Balance December 31, 2012	$70,628	$5,191	$8,989	$84,808
Acquisition fair value adjustment	(637)	-	-	(637)
Balance December 31, 2013	69,991	5,191	8,989	84,171
No Activity	-	-	-	-
Balance December 31, 2014	$69,991	$5,191	$8,989	$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2015	$372
2016	94
2017	16
2018	16
Thereafter	12
Total amortizing intangible assets	$510

Note 8  – Deposits

The following table presents the composition of deposits at December 31 for the years indicated:

(In thousands)	2014	2013
Noninterest-bearing deposits	$993,737	$836,198
Interest-bearing deposits:
Demand	534,605	460,824
Money market savings	828,494	870,653
Regular savings	264,751	243,813
Time deposits of less than $100,000	239,857	263,636
Time deposits of $100,000 or more	205,065	202,101
Total interest-bearing deposits	2,072,772	2,041,027
Total deposits	$3,066,509	$2,877,225

Demand deposit overdrafts reclassified as loan balances were $2.2 million and $1.3 million at December 31, 2014 and 2013, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(In thousands)	Amount
2015	$258,864
2016	93,858
2017	34,344
2018	19,336
Thereafter	38,520
Total time deposits	$444,922

The Company's time deposits of $100,000 or more represented 6.7% of total deposits at December 31, 2014 and are presented by maturity in the following table:

	Months to Maturity
	3 or	Over 3	Over 6	Over
(In thousands)	Less	to 6	to 12	12	Total
Time deposits--$100 thousand or more	$37,506	$26,752	$50,814	$89,993	$205,065

Interest expense on time deposits of $100,000 or more amounted to $1.5 million, $1.7 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 9 – Borrowings

Information relating to retail repurchase agreements and other short-term borrowings is presented in the following table at and for the years ending December 31:

	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Retail repurchase agreements	$74,432	0.24%	$53,842	0.20%	$51,929	0.20%
Average for the Year:
Retail repurchase agreements	$70,097	0.23%	$55,769	0.26%	$63,864	0.28%
Maximum Month-end Balance:
Retail repurchase agreements	$82,702		$59,410		$73,130

The Company pledges U.S. Agencies and Corporate securities, based upon their market values, as collateral for 102.5% of the principal and accrued interest of its retail repurchase agreements.

At December 31, 2014, the Company has an available line of credit for $1.3 billion with the Federal Home Loan Bank of Atlanta (the "FHLB") under which its borrowings are limited to $1.0 billion based on pledged collateral at prevailing market interest rates with $655.0 million borrowed against it at December 31, 2014.  At December 31, 2013, lines of credit totaled $1.2 billion under which $847.2 million was available based on pledged collateral with $615.0 million borrowed against it as of December 31, 2013.  Under a blanket lien, the Company has pledged qualifying residential mortgage loans amounting to $601.7 million, commercial loans amounting to $757.4 million, home equity lines of credit (“HELOC”) amounting to $331.7 million and multifamily loans amounting to $8.0 million at December 31, 2014 as collateral under the borrowing agreement with the FHLB.  At December 31, 2013 the Company had pledged collateral of qualifying mortgage loans of $500.1 million, commercial loans of $653.6 million, HELOC loans of $309.2 million and multifamily loans of $9.3 million under the FHLB borrowing agreement.  The Company also had lines of credit available from the Federal Reserve and correspondent banks of $356.9 million and $401.7 million at December 31, 2014 and 2013, respectively, collateralized by loans and state and municipal securities. In addition, the Company had unsecured lines of credit with correspondent banks of $55.0 million and $55.0 million at December 31, 2014 and 2013, respectively.  At December 31, 2014 there were no outstanding borrowings against these lines of credit.

Advances from FHLB and the respective maturity schedule at December 31 for the years indicated consisted of the following:

	2014		2013
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amounts	Rate	Amounts	Rate
Maturity:
One year	$250,000	0.20%	$210,000	0.18%
Two years	-	-	-	-
Three years	75,000	3.48	-	-
Four years	160,000	2.45	75,000	3.48
Five years	80,000	3.50	160,000	2.45
After five years	90,000	3.53	170,000	3.52
Total advances from FHLB	$655,000	1.99	$615,000	2.09

Note 10 – SUBORDINATED DEBENTURES

The Company formed Sandy Spring Capital Trust II (“Capital Trust”) to facilitate the pooled placement issuance of $35.0 million of trust preferred securities on August 10, 2004. In conjunction with this issuance, the Company issued subordinated debt to the Capital Trust.  The subordinated debt converted from a fixed rate interest of 6.35% at July 7, 2009 to a variable rate, adjusted quarterly, equal to 225 basis points over the three month Libor.  At December 31, 2014, the rate on the subordinated debt was 2.48%.  The obligations of the Company under the debt are subordinated to all other debt except other trust preferred securities, which may have equal subordination.  The debt has a maturity date of October 7, 2034, but may be called by the Company at any time subsequent to October 7, 2009 on each respective quarterly distribution date.

Note 11 – Stockholders’ Equity

The Company’s Articles of Incorporation authorize 50,000,000 shares of capital stock (par value $1.00 per share).  Issued shares have been classified as common stock.  The Articles of Incorporation provide that remaining unissued shares may later be designated as either common or preferred stock.

The Company has a director stock purchase plan (the “Director Plan”) which commenced on May 1, 2004.  Under the Director Plan, members of the board of directors may elect to use a portion (minimum 50%) of their annual retainer fee to purchase shares of Company stock.  The Company has reserved 45,000 authorized but unissued shares of common stock for purchase under the plan.  Purchases are made at the fair market value of the stock on the purchase date.  At December 31, 2014, there were 26,386 shares available for issuance under the plan.

The Company has an employee stock purchase plan (the “Purchase Plan”) which was authorized on July 1, 2011.  The Company has reserved 300,000 authorized but unissued shares of common stock for purchase under the current version of the plan.  Shares are purchased at 85% of the fair market value on the exercise date through monthly payroll deductions of not less than 1% or more than 10% of cash compensation paid in the month.  The Purchase Plan is administered by a committee of at least three directors appointed by the board of directors.  At December 31, 2014, there were 203,523 shares available for issuance under this plan.

The Company re-approved the stock repurchase program in August 2013.  The current program permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During 2014, 38,032 shares were repurchased for a total cost of $0.9 million.  The stock repurchase program in effect prior to August 2013 permitted the repurchase of up to 3% of the Company’s outstanding shares of common stock or approximately 730,000 shares.  No shares were repurchased during 2013 or 2012.

The Company has a dividend reinvestment plan that is sponsored and administered by Computershare Shareholder Services as independent agent, which enables current shareholders as well as first-time buyers to purchase and sell common stock of Sandy Spring Bancorp, Inc. directly through Computershare at low commissions.  Participants may reinvest cash dividends and make periodic supplemental cash payments to purchase additional shares.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2014, the Bank could have paid additional dividends of $72.6 million to its parent company without regulatory approval.  In conjunction with the Company’s long-term borrowing from Capital Trust, the Bank issued a note to Bancorp for $35.0 million which was outstanding at December 31, 2014. There were no other loans outstanding between the Bank and the Company at December 31, 2014 and 2013, respectively.

Note 12 – Share Based Compensation

At December 31, 2014, the Company had one share based compensation plan in existence, the 2005 Omnibus Stock Plan (“Omnibus Plan”).  The Omnibus Plan provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board of directors.  The plan authorizes the issuance of up to 1,800,000 shares of common stock of which 1,017,366 are available for issuance at December 31, 2014.  The plan has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.    The Company generally issues authorized but previously unissued shares to satisfy option exercises.  During 2014, all the previously outstanding and exercisable options associated with the 1999 Stock Option Plan expired.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the years ended December 31 are presented in the following table:

	2014	2013	2012
Dividend yield	3.04%	2.80%	2.17%
Weighted average expected volatility	46.78%	53.87%	50.90%
Weighted average risk-free interest rate	1.56%	0.83%	1.14%
Weighted average expected lives (in years)	5.08	5.34	5.35
Weighted average grant-date fair value	$8.05	$7.99	$7.85

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. Compensation expense of $1.7 million, $1.5 million and $1.6 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value for the stock options exercised in the years ended December 31, 2014, 2013 and 2012, respectively, was not significant. The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of December 31, 2014.  That cost is expected to be recognized over a weighted average period of approximately 1.8 years.  The total of unrecognized compensation cost related to restricted stock was approximately $3.6 million as of December 31, 2014.  That cost is expected to be recognized over a weighted average period of approximately 3.2 years.  The fair value of the options vested during the years ended December 31, 2014, 2013 and 2012, was $0.2 million, $0.2 million and $0.2 million, respectively.

In the first quarter of 2014, 21,251 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  Additionally, 79,416 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year.  There were no additional stock options or shares of restricted stock granted during the remainder of 2014.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2014	307,800	$25.23		$1,768
Granted	21,251	$24.75		$-
Exercised	(13,834)	$13.72		$147
Forfeited or expired	(90,836)	$37.62		$-
Balance at December 31, 2014	224,381	$20.88	2.4	$1,300
Exercisable at December 31, 2014	183,227	$20.54	1.7	$1,148

Weighted average fair value of options
granted during the year		$8.05

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2014	227,064	$18.61
Granted	79,416	$24.75
Vested	(76,037)	$17.53
Forfeited	(3,572)	$21.75
Restricted stock at December 31, 2014	226,871	$21.07

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

The Plan’s funded status at December 31 is as follows:

(In thousands)	2014	2013
Reconciliation of Projected Benefit Obligation:
Projected obligation at January 1	$33,559	$38,839
Interest cost	1,600	1,550
Actuarial loss	367	(827)
Benefit payments	(1,406)	(524)
Payments due to settlements	-	(1,380)
Increase (decrease) related to discount rate change	8,509	(4,099)
Projected obligation at December 31	42,629	33,559
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	33,244	30,590
Actual return on plan assets	1,362	4,812
Benefit payments	(1,406)	(2,158)
Fair value of plan assets at December 31	33,200	33,244

Funded status at December 31	$(9,429)	$(315)

Accumulated benefit obligation at December 31	$42,629	$33,559

Unrecognized net actuarial loss	$14,774	$5,539
Net periodic pension cost not yet recognized	$14,774	$5,539

Weighted-average assumptions used to determine benefit obligations at December 31 are presented in the following table:

	2014	2013	2012
Discount rate	3.91%	4.77%	4.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic benefit cost for the years ended December 31 are presented in the following table:

(In thousands)	2014	2013	2012
Interest cost on projected benefit obligation	$1,600	$1,550	$1,534
Expected return on plan assets	(1,971)	(1,668)	(1,165)
Recognized net actuarial loss	251	1,255	1,194
Adjustment due to settlement accounting for termination liability	-	269	-
Net periodic benefit cost	$(120)	$1,406	$1,563

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are presented in the following table:

	2014	2013	2012
Discount rate	4.77%	4.00%	4.75%
Expected return on plan assets	6.00%	5.50%	4.00%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return on assets of 6.00% reflects the Plan’s predominant investment of assets in equity securities and an analysis of the average rate of return of the S&P 500 index and 10 year U. S. Treasury bonds over the past 10 years.

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

Unrecognized
Net
(In thousands)	Gain/(Loss)
Included in accumulated other comprehensive income (loss) at January 1, 2012	$11,239
Additions during the year	(649)
Reclassifications due to recognition as net periodic pension cost	(1,194)
Increase related to change in assumptions	5,483
Included in accumulated other comprehensive income (loss) as of December 31, 2012	14,879
Additions during the year	(3,969)
Reclassifications due to recognition as net periodic pension cost	(1,255)
Decrease related to change in assumptions	(4,099)
Excess if distributions over reduction in projected benefit obligations	254
Loss recognized due to settlement	(271)
Included in accumulated other comprehensive income (loss) as of December 31, 2013	5,539
Additions during the year	977
Reclassifications due to recognition as net periodic pension cost	(251)
Increase related to change in assumptions	8,509
Included in accumulated other comprehensive income (loss) as of December 31, 2014	14,774
Applicable tax effect	(5,873)
Included in accumulated other comprehensive income (loss) net of tax effect at December 31, 2014	$8,901

Amount expected to be recognized as part of net periodic pension cost in the next fiscal year	$1,168

There are no plan assets expected to be returned to the employer in the next twelve months.

The following items have not yet been recognized as a component of net periodic benefit cost at December 31:

(In thousands)	2014	2013	2012
Net actuarial loss	$(14,774)	$(5,539)	$(14,879)
Net periodic benefit cost not yet recognized	$(14,774)	$(5,539)	$(14,879)

Pension Plan Assets

The Company’s pension plan weighted average allocations at December 31 are presented in the following table:

	2014	2013
Asset Category:
Cash and certificates of deposit	4.6%	10.9%
Equity Securities:	69.4	67.1
Debt Securities	26.0	22.0
Total pension plan sssets	100.0%	100.0%

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

The Company has constituted the Retirement Plans Investment Committee (“RPIC”) in part to monitor the investments of the Plan as well as to recommend to executive management changes in the Investment Policy Statement which governs the Plan’s investment operations. These recommendations include asset allocation changes based on a number of factors including the investment horizon for the Plan. The Company’s Trust Division is the investment manager of the Plan and also serves as an advisor to RPIC on the Plan’s investment matters.

Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and the Company’s financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for plan assets are 50-70% for equity securities, 30-40% for fixed income securities and 0-10% for cash equivalents. This asset allocation has been set after taking into consideration the Plan’s current frozen status and the possibility of partial plan terminations over the intermediate term.

Market volatility risk is controlled by limiting the asset allocation of the most volatile asset class, equities, to no more than 70% of the portfolio and by ensuring that there is sufficient liquidity to meet distribution requirements from the portfolio without disrupting long-term assets.  Diversification of the equity portion of the portfolio is controlled by limiting the value of any initial acquisition so that it does not exceed 5% of the market value of the portfolio when purchased.  The policy requires the sale of any portion of an equity position when its value exceeds 10% of the portfolio.  Fixed income market volatility risk is managed by limiting the term of fixed income investments to five years.  Fixed income investments must carry an “A” or better rating by a recognized credit rating agency.  Corporate debt of a single issuer may not exceed 10% of the market value of the portfolio.  The investment in derivative instruments such as “naked” call options, futures, commodities, and short selling is prohibited.  Investment in equity index funds and the writing of “covered” call options (a conservative strategy to increase portfolio income) are permitted.  Foreign currency-denominated debt instruments are not permitted. At December 31, 2014, management is of the opinion that there are no significant concentrations of risk in the assets of the plan with respect to any single entity, industry, country, commodity or investment fund that are not otherwise mitigated by FDIC insurance available to the participants of the plan and collateral pledged for any such amount that may not be covered by FDIC insurance.  Investment performance is measured against industry accepted benchmarks.  The risk tolerance and asset allocation limitations imposed by the policy are consistent with attaining the rate of return assumptions used in the actuarial funding calculations. The RPIC committee meets quarterly to review the activities of the investment managers to ensure adherence with the Investment Policy Statement.

Fair Values

The fair values of the Company’s pension plan assets by asset category at December 31 are presented in the following tables:

	2014
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$1,381	$-	$-	$1,381
Equity Securities:
Industrials	2,853	-	-	2,853
Financials	1,881	-	-	1,881
Telecommunication services	1,279	-	-	1,279
Consumer	3,769	-	-	3,769
Health care	3,047	-	-	3,047
Information technology	4,378	-	-	4,378
Energy	2,301	-	-	2,301
Materials	1,190	-	-	1,190
Other	2,355	-	-	2,355
Total equity securities	23,053	-	-	23,053
Fixed income securities:
Corporate bonds	-	8,623	-	8,623
Other	143	-	-	143
Total pension plan sssets	$24,577	$8,623	$-	$33,200

	2013
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset Category:
Cash and certificates of deposit	$3,486	$-	$-	$3,486
Equity Securities:
Industrials	3,916	-	-	3,916
Financials	1,765	-	-	1,765
Telecommunication services	1,401	-	-	1,401
Consumer	3,867	-	-	3,867
Health care	2,705	-	-	2,705
Information technology	3,705	-	-	3,705
Energy	2,496	-	-	2,496
Materials	1,383	-	-	1,383
Other	1,073	-	-	1,073
Total equity securities	22,311	-	-	22,311
Fixed income securities:
Corporate bonds	-	7,310	-	7,310
Other	137	-	-	137
Total pension plan sssets	$25,934	$7,310	$-	$33,244

Contributions

The decision as to whether or not to make a plan contribution and the amount of any such contribution is dependent on a number of factors. Such factors include the investment performance of the plan assets in the current economy and, since the plan is currently frozen, the remaining investment horizon of the plan.  Given these uncertainties, management continues to monitor the funding level of the pension plan and may make contributions as necessary during 2015.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, that are expected to be paid for the years ending December 31 are presented in the following table:

Pension
(In thousands)	Benefits
2015	$1,287
2016	1,566
2017	1,444
2018	1,478
2019	1,816
2020 - 2024	10,483

Cash and Deferred Profit Sharing Plan

The Sandy Spring Bank 401(k) Plan includes a 401(k) provision with a Company match. The 401(k) provision is voluntary and covers all eligible employees after ninety days of service.  Employees contributing to the 401(k) provision receive a matching contribution of 100% of the first 3% of compensation and 50% of the next 2% of compensation subject to employee contribution limitations.  The Company matching contribution vests immediately.  The Plan permits employees to purchase shares of Sandy Spring Bancorp, Inc. common stock with their 401(k) contributions, Company match, and other contributions under the Plan.  The Company’s matching contribution to the 401(k) Plan that are included in non-interest expenses totaled $1.8 million, $1.7 million and $ 1.5 million in 2014, 2013 and 2012, respectively.

Executive Incentive Retirement Plan

The Executive Incentive Retirement Plan is a non-qualified deferred compensation defined contribution plan that provides for contributions to be made to the participants’ plan accounts based on the attainment of a level of financial performance compared to a selected group of peer banks. This level of performance is determined annually by the board of directors.  Benefit costs related to the Plan included in non-interest expense for 2014, 2013 and 2012 were $0.4 million, $0.3 million, and $0.2 million, respectively.

Note 14 – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Selected components of other non-interest income and other non-interest expense for the years ended December 31 are presented in the following table:

(In thousands)	2014	2013	2012
Letter of credit fees	$706	$881	$992
Extension fees	560	558	590
Other income	4,219	5,260	3,140
Total other non-interest income	$5,485	$6,699	$4,722
*CS

(In thousands)	2014	2013	2012
Professional fees	$4,544	$4,479	$6,309
Other real estate owned	100	(303)	905
Postage and delivery	1,286	1,299	1,255
Communications	1,507	1,606	1,596
Other expenses	10,581	9,129	8,348
Total other non-interest expense	$18,018	$16,210	$18,413

Note 15 – Income Taxes

The following table provides the components of income tax expense for the years ended December 31:

(In thousands)	2014	2013	2012
Current income taxes:
Federal	$13,671	$15,391	$11,199
State	3,103	3,824	2,913
Total current	16,774	19,215	14,112
Deferred income taxes:
Federal	554	2,743	3,116
State	254	605	817
Total deferred	808	3,348	3,933
Total income tax expense	$17,582	$22,563	$18,045

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

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented in the following table at December 31 for the years indicated:

(In thousands)	2014	2013
Deferred Tax Assets:
Allowance for loan and lease losses	$15,022	$15,479
Employee benefits	1,779	1,606
Pension plan OCI	5,873	2,211
Deferred loan fees and costs	212	281
Non-qualified stock option expense	503	446
Losses on other real estate owned	98	123
Other than temporary impairment	322	323
Loan and deposit premium/discount	476	882
Reserve for recourse loans	199	200
Loss carryforward	273	132
Other	6	79
Gross deferred tax assets	24,763	21,762
Valuation allowance	(287)	(132)
Net deferred tax assets	24,476	21,630

Deferred Tax Liabilities:
Unrealized gains on investments available-for-sale	(5,327)	(237)
Pension plan costs	(2,124)	(2,086)
Depreciation	(55)	(547)
Intangible assets	(1,276)	(785)
Bond accretion	(174)	(105)
Other	(16)	(16)
Gross deferred tax liabilities	(8,972)	(3,776)
Net deferred tax asset	$15,504	$17,854

The reconcilements between the statutory federal income tax rate and the effective rate for the years ended December 31 are presented in the following table:

(Dollars in thousands)	2014		2013		2012
		Percentage of		Percentage of		Percentage of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$19,523	35.0%	$23,445	35.0%	$19,110	35.0%
Increase (decrease) resulting from:
Tax exempt income, net	(3,468)	(6.2)	(3,185)	(4.7)	(2,927)	(5.4)
Bank-owned life insurance	(855)	(1.5)	(875)	(1.3)	(916)	(1.7)
State income taxes, net of federal income tax benefits	2,182	3.9	2,879	4.3	2,424	4.4
Other, net	200	0.4	299	0.4	354	0.7
Total income tax expense and rate	$17,582	31.6%	$22,563	33.7%	$18,045	33.0%

The variability in the effective tax rate over the three year period was due primarily to the proportion of tax exempt income compared to income before taxes for each year.

Note 16 – Net Income per Common Share

The calculation of net income per common share for the years ended December 31 is presented in the following table:

(Dollars and amounts in thousands, except per share data)	2014	2013	2012
Net income	$38,200	$44,422	$36,554

Basic:
Basic weighted average EPS shares	25,047	24,961	24,573

Basic net income per share	$1.53	$1.78	$1.49

Diluted:
Basic weighted average EPS shares	25,047	24,961	24,573
Dilutive common stock equivalents	92	114	84
Dilutive EPS shares	25,139	25,075	24,657

Diluted net income per share	$1.52	$1.77	$1.48

Anti-dilutive shares	56	164	421

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2012	$20,006	$(6,758)	$13,248
Period change, net of tax	252	(2,188)	(1,936)
Balance at December 31, 2012	20,258	(8,946)	11,312
Period change, net of tax	(19,900)	5,618	(14,282)
Balance at December 31, 2013	358	(3,328)	(2,970)
Period change, net of tax	7,720	(5,573)	2,147
Balance at December 31, 2014	$8,078	$(8,901)	$(823)

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$5	$115	$459
Income before taxes	5	115	459
Tax expense	2	46	183
Net income	$3	$69	$276

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$(9,235)	$9,340	$(3,639)
Income before taxes	(9,235)	9,340	(3,639)
Tax expense	(3,662)	3,722	(1,451)
Net income	$(5,573)	$5,618	$(2,188)
(1)	This amount is included in the computation of net periodic benefit cost, see Note 13

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

A summary of the financial instruments with off-balance sheet credit risk is as follows at December 31 for the years indicated:

(In thousands)	2014	2013
Commercial	$212,628	$184,083
Real estate-development and construction	100,264	100,826
Real estate-residential mortgage	12,667	13,908
Lines of credit, principally home equity and business lines	810,552	710,202
Standby letters of credit	58,144	59,745
Total Commitments to extend credit and available credit lines	$1,194,255	$1,068,764

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Any amounts due to the Company will be expected to be collected from the borrower.   Management reviews this credit exposure on a monthly basis.  At December 31, 2014 and 2013, all loans associated with the swap agreements were determined to be “pass” rated credits as provided by regulatory guidance and therefore no component of credit loss was factored into the valuation of the swaps.  A summary of the Company’s interest rate swaps at December 31 for the years indicated is included in the following table:

	2014
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$10,425	$(1,501)	8.5	2.53%	5.31%
Pay Variable/Receive Fixed Swaps	10,425	1,501	8.5	5.31%	2.53%
Total Swaps	$20,850	$-	8.5	3.92%	3.92%

	2013
	Notional	Estimated	Years to	Receive	Pay
(Dollars in thousands)	Amount	Fair Value	Maturity	Rate	Rate
Interest Rate Swap Agreements:
Pay Fixed/Receive Variable Swaps	$23,200	$(1,608)	4.6	3.30%	5.03%
Pay Variable/Receive Fixed Swaps	23,200	1,608	4.6	5.03%	3.30%
Total Swaps	$46,400	$-	4.6	4.17%	4.17%

The estimated fair value of the swaps at December 31 for the periods indicated in the table above were recorded in other assets and other liabilities.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 19 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  During 2014, the Company accrued $6.5 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter of 2014 associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012.  The Company is currently in the process of appealing the decision.

After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of  any other legal matters will have a material adverse effect on the Company's financial condition, operating results or liquidity.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the December 31 for the years indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2014
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$10,512	$-	$10,512
Investments available-for-sale:
U.S. government agencies	-	141,679	-	141,679
State and municipal	-	167,052	-	167,052
Mortgage-backed	-	361,519	-	361,519
Trust preferred	-	-	1,236	1,236
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,501	-	1,501

Liabilities
Interest rate swap agreements	$-	$(1,501)	$-	$(1,501)

	2013
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Residential mortgage loans held for sale	$-	$8,365	$-	$8,365
Investments available-for-sale:
U.S. government agencies	-	139,466	-	139,466
State and municipal	-	165,428	-	165,428
Mortgage-backed	-	442,250	-	442,250
Corporate debt	-	2,004	-	2,004
Trust preferred	-	-	1,413	1,413
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,608	-	1,608

Liabilities
Interest rate swap agreements	$-	$(1,608)	$-	$(1,608)

The following table provides unrealized losses included in assets measured in the Consolidated Statements of Condition at fair value on a recurring basis for the periods indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2014	$1,413
Principal redemption	(352)
Total unrealized losses included in other comprehensive income (loss)	175
Balance at December 31, 2014	$1,236

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31 for the year indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	2014
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$7,819	$7,819	$13,893
Other real estate owned	-	-	3,195	3,195	(247)
Total	$-	$-	$11,014	$11,014	$13,646

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices
(Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

	2013
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans (1)	$-	$-	$11,011	$11,011	$17,655
Other real estate owned	-	-	1,338	1,338	(309)
Total	$-	$-	$12,349	$12,349	$17,346

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices
(Level 2), independent third party valuations and borrower records, discounted as appropriate (Level 3).

At December 31, 2014, impaired loans totaling $29.4 million were written down to fair value of $26.5 million as a result of specific loan loss allowances of $2.9 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $32.5 million were written down to fair value of $29.5 million at December 31, 2013 as a result of specific loan loss allowances of $3.0 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 for the year indicated are presented in the following table:

			Fair Value Measurements
	2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,410	$263,697	$-	$263,697	$-
Loans, net of allowance	3,089,590	3,118,635	-	-	3,118,635
Other assets	88,657	88,657	-	88,657	-

Financial Liabilities
Time Deposits	$444,922	$444,729	$-	$444,729	$-
Securities sold under retail repurchase agreements and
federal funds purchased	74,432	74,432	-	74,432	-
Advances from FHLB	655,000	679,163	-	679,163	-
Subordinated debentures	35,000	13,276	-	-	13,276

			Fair Value Measurements
	2013		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$265,325	$256,694	$-	$256,694	$-
Loans, net of allowance	2,745,500	2,692,877	-	-	2,692,877
Other assets	86,213	86,213	-	86,213	-

Financial Liabilities
Time Deposits	$465,737	$465,392	$-	$465,392	$-
Securities sold under retail repurchase agreements and
federal funds purchased	53,842	53,842	-	53,842	-
Advances from FHLB	615,000	641,901	-	641,901	-
Subordinated debentures	35,000	11,376	-	-	11,376

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at December 31, 2014 and 2013, respectively, as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

Note 21 – Parent Company Financial Information

Financial statements for Sandy Spring Bancorp, Inc. (Parent Only) for the periods indicated are presented in the following tables:

Statement of Condition
	December 31,
(In thousands)	2014	2013
Assets
Cash and cash equivalents	$12,088	$11,551
Investments available for sale (at fair value)	723	723
Investment in subsidiary	508,821	487,231
Loan to subsidiary	35,000	35,000
Other assets	342	335
Total assets	$556,974	$534,840

Liabilities
Subordinated debentures	$35,000	$35,000
Accrued expenses and other liabilities	223	477
Total liabilities	35,223	35,477
Stockholders’ Equity
Common stock	25,045	24,990
Additional paid in capital	194,647	193,445
Retained earnings	302,882	283,898
Accumulated other comprehensive income	(823)	(2,970)
Total stockholders’ equity	521,751	499,363
Total liabilities and stockholders’ equity	$556,974	$534,840

Statements of Income
	Year Ended December 31,
(In thousands)	2014	2013	2012
Income:
Cash dividends from subsidiary	$19,530	$16,585	$12,028
Other income	902	931	982
Total income	20,432	17,516	13,010
Expenses:
Interest	881	895	959
Other expenses	1,060	1,044	1,003
Total expenses	1,941	1,939	1,962
Income before income taxes and equity in undistributed income of subsidiary	18,491	15,577	11,048
Income tax benefit	(266)	(271)	(221)
Income before equity in undistributed income of subsidiary	18,757	15,848	11,269
Equity in undistributed income of subsidiary	19,443	28,574	25,285
Net income	$38,200	$44,422	$36,554

Statements of Cash Flows
	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$38,200	$44,422	$36,554
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income-subsidiary	(19,443)	(28,574)	(25,285)
Dividends receivable from subsidiary bank
Share based compensation expense	1,452	1,688	1,451
Net change in other liabilities	(185)	(44)	(158)
Decrease in dividends receivable	-	-	13,000
Other-net	(76)	1	(10,804)
Net cash provided by operating activities	19,948	17,493	14,758
Cash Flows from Investing Activities:
Purchase of investment available-for-sale	-	-	(511)
Acquistion of business activity, net of cash acquired	-	-	(849)
Net cash used by investing activities	-	-	(1,360)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	394	153	99
Tax benefit from stock options exercised	321	-	102
Repurchase of common stock	(910)	-	-
Dividends paid	(19,216)	(16,130)	(11,890)
Net cash provided (used) by financing activities	(19,411)	(15,977)	(11,689)
Net increase (decrease) in cash and cash equivalents	537	1,516	1,709
Cash and cash equivalents at beginning of year	11,551	10,035	8,326
Cash and cash equivalents at end of year	$12,088	$11,551	$10,035

Note 22 – Regulatory Matters

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

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2014 and 2013, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

As of December 31, 2014, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31 for the years indicated are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total Capital to risk-weighted assets
Company	$511,845	15.06%	$271,925	8.00%	N/A	N/A
Sandy Spring Bank	$497,832	14.66%	$271,676	8.00%	$339,595	10.00%
Tier 1 Capital to risk-weighted assets
Company	$474,042	13.95%	$135,962	4.00%	N/A	N/A
Sandy Spring Bank	$425,029	12.52%	$135,838	4.00%	$203,757	6.00%
Tier 1 Leverage
Company	$474,042	11.26%	$126,261	3.00%	N/A	N/A
Sandy Spring Bank	$425,029	10.11%	$126,152	3.00%	$210,254	5.00%

As of December 31, 2013:
Total Capital to risk-weighted assets
Company	$491,239	15.65%	$251,060	8.00%	N/A	N/A
Sandy Spring Bank	$478,023	15.25%	$250,817	8.00%	$313,521	10.00%
Tier 1 Capital to risk-weighted assets
Company	$452,473	14.42%	$125,530	4.00%	N/A	N/A
Sandy Spring Bank	$404,258	12.89%	$125,408	4.00%	$188,112	6.00%
Tier 1 Leverage
Company	$452,473	11.32%	$119,939	3.00%	N/A	N/A
Sandy Spring Bank	$404,258	10.12%	$119,866	3.00%	$199,777	5.00%

Note 23 - Segment Reporting

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities for the years ended December 31, 2014, 2013 and 2012, amounted to $0.4 million, $1.4 million and $1.4 million, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2014, 2013 and 2012, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.0 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the years ended December 31, 2014, 2013 and 2012, respectively.

Information for the operating segments and reconciliation of the information to the consolidated financial statements for the years ended December 31 is presented in the following tables:

	2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$148,366	$6	$11	$(17)	$148,366
Interest expense	18,835	-	-	(17)	18,818
Provision (credit) for loan and lease losses	(163)	-	-	-	(163)
Non-interest income	38,388	5,386	6,798	(3,701)	46,871
Non-interest expenses	115,577	5,290	3,634	(3,701)	120,800
Income before income taxes	52,505	102	3,175	-	55,782
Income tax expense	16,300	43	1,239	-	17,582
Net income	$36,205	$59	$1,936	$-	$38,200

Assets	$4,399,133	$5,842	$11,913	$(19,756)	$4,397,132

	2013
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$149,347	$9	$16	$(25)	$149,347
Interest expense	19,458	-	-	(25)	19,433
Provision (credit) for loan and lease losses	(1,084)	-	-	-	(1,084)
Non-interest income	36,588	5,280	6,284	(641)	47,511
Non-interest expenses	104,392	4,392	3,381	(641)	111,524
Income before income taxes	63,169	897	2,919	-	66,985
Income tax expense	21,060	363	1,140	-	22,563
Net income	$42,109	$534	$1,779	$-	$44,422

Assets	$4,143,368	$13,990	$18,132	$(69,390)	$4,106,100

	2012
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$143,870	$8	$12	$(20)	$143,870
Interest expense	22,671	-	-	(20)	22,651
Provision (credit) for loan and lease losses	3,649	-	-	-	3,649
Non-interest income	42,312	4,837	5,620	(5,813)	46,956
Non-interest expenses	108,421	4,190	3,129	(5,813)	109,927
Income before income taxes	51,441	655	2,503	-	54,599
Income tax expense	16,807	266	972	-	18,045
Net income	$34,634	$389	$1,531	$-	$36,554

Assets	$3,964,926	$13,452	$16,341	$(39,513)	$3,955,206

Note 24 – Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for the years ended December 31 is provided in the following tables:

	2014
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$36,250	$36,991	$37,150	$37,975
Interest expense	4,658	4,682	4,730	4,748
Net interest income	31,592	32,309	32,420	33,227
Provision (credit) for loan and lease losses	(982)	158	(192)	853
Non-interest income	11,249	11,694	12,590	11,338
Non-interest expense	27,549	34,141	28,632	30,478
Income before income taxes	16,274	9,704	16,570	13,234
Income tax expense	5,346	2,722	5,428	4,086
Net income	$10,928	$6,982	$11,142	$9,148

Basic net income per share	$0.44	$0.28	$0.44	$0.37
Diluted net income per share	$0.43	$0.28	$0.44	$0.36

	2013
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$36,279	$35,779	$40,180	$37,109
Interest expense	4,953	4,847	4,874	4,759
Net interest income	31,326	30,932	35,306	32,350
Provision (credit) for loan and lease losses	78	(2,876)	1,128	586
Non-interest income	12,419	12,215	11,223	11,654
Non-interest expense	27,823	27,508	26,893	29,300
Income before income taxes	15,844	18,515	18,508	14,118
Income tax expense	5,286	6,353	6,419	4,505
Net income	$10,558	$12,162	$12,089	$9,613

Basic net income per share	$0.42	$0.49	$0.48	$0.38
Diluted net income per share	$0.42	$0.49	$0.48	$0.38

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Fourth Quarter 2014 Changes In Internal Controls Over Financial Reporting

No change occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2014.  The Company’s chief executive officer and chief financial officer participated in the evaluation.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s annual report on internal control over financial reporting is located on page 59 of this report.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The material labeled “Information as to Nominees and Incumbent Directors,” “Corporate Governance,” “Code of Business Conduct,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Shareholder Proposals and Communications,” and  “Report of the Audit Committee” in the Proxy Statement is incorporated in this Report by reference. Information regarding executive officers is included under the caption “Executive Officers” on page 16 of this Report.

Item 11. Executive Compensation

The material labeled "Corporate Governance and Other Matters," "Executive Compensation," and "Compensation Committee Report" in the Proxy Statement is incorporated in this Report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

The material labeled “Owners of More than 5% of Bancorp’s Common Stock” and, "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated in this Report by reference. Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from “Equity Compensation Plans” on page 28.

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

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report:

   Consolidated Statements of Condition at December 31, 2014 and 2013

   Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

   Consolidates Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

   Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

   Notes to the Consolidated Financial Statements

   Reports of Registered Public Accounting Firm

All financial statement schedules have been omitted, as the required information is either not applicable or included in the Consolidated Financial Statements or related Notes.

Exhibit No.	Description	Incorporated by Reference to:
3(a)	Articles of Incorporation of Sandy Spring Bancorp, Inc., as amended	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1996, SEC File No. 0-19065.
3(b)	Articles of Amendment to the Articles of Incorporation of Sandy Spring Bancorp, Inc.	Exhibit 3(b) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
3(c)	Bylaws of Sandy Spring Bancorp, Inc.	Exhibit 3(c) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065
4(a)

No long-term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the SEC copies of all long-term debt instruments and related agreements upon request.

10(a)*	Sandy Spring Bancorp, Inc. 2005 Omnibus Stock Plan	Exhibit 10.1 to Form 8-K dated June 27, 2005, SEC File No. 0-19065.
10(b)*	Form of Director Fee Deferral Agreement, August 26, 1997, as amended	Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, SEC File No. 0-19065.
10(c)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Philip J. Mantua	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.
10(d)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Daniel J. Schrider	Exhibit 10(h) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(e)*	Form of Sandy Spring National Bank of Maryland Officer Group Term Replacement Plan	Exhibit 10(r) to Form 10-K for the year ended December 31, 2001, SEC File No. 0-19065.
10(f)*	Sandy Spring Bancorp, Inc. Directors’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8, File No. 333-166808.
10(g)*	Sandy Spring Bank Executive Incentive Retirement Plan	Exhibit 10(v) to Form 10-K for the year ended December 31, 2007, SEC File No. 0-19065.
10(h)*	Form of Amendment to Directors’ Fee Deferral Agreement	Exhibit 10(o) to Form 10-K for the year ended December 31, 2008, SEC File No. 0-19065.
10(i)*	Sandy Spring Bancorp, Inc. 2011 Employee Stock Purchase Plan	Appendix A of the Definitive Proxy Statement filed on March 28, 2011, SEC File No. 0-19065.
10(j)*	Change in Control Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and R. Louis Caceres	Exhibit 10(m) to Form 10-K for the year ended December 31, 2011, SEC File No. 0-19065
10(k)*	Employment Agreement by and among Sandy Spring Bancorp, Inc., Sandy Spring Bank, and Joseph J. O’Brien, Jr.	Exhibit 10.2 to Form 8-K filed on January 17, 2012, SEC File No. 0-19065.
10(l)*	Executive Team Incentive Plan	Exhibit 10.1 to Form 8-K filed on March 31, 2011, SEC File No. 0-19065
10(m)*	Second Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Daniel J. Schrider dated January 1, 2009	Exhibit 10.1 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.
10(n)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Philip J. Mantua dated January 13, 2012	Exhibit 10.2 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.
10(o)*	Amendment to Employment Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Joseph J. O’Brien, Jr. dated January 13, 2012	Exhibit 10.3 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.
10(p)*	Amendment to Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and R. Louis Caceres dated March 9, 2012	Exhibit 10.4 to Form 8-K dated March 7, 2013, SEC File No. 0-19065.
10(q)*	Change in Control Agreement Between Sandy Spring Bancorp, Inc., Sandy Spring Bank and Ronald E. Kuykendall dated March 7, 2013	Exhibit 10(t) to Form 10-K for the year ended December 31, 2013, SEC File No. 0-19065
21	Subsidiaries
23(a)	Consent of Ernst and Young LLP
23(b)	Consent of Grant Thornton LLP
31(a)	Rule 13a-14(a)/15d-14(a) Certification
31(b)	Rule 13a-14(a)/15d-14(a) Certification
32(a)	18 U.S.C. Section 1350 Certification
32(b)	18 U.S.C. Section 1350 Certification
101

The following materials from the Sandy Spring Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) related notes.

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

SANDY SPRING BANCORP, INC.
(Registrant)

By:/	s/ Daniel J. Schrider
Daniel J. Schrider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2015.

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