Form 10-Q
period 2015-03-31
SANDY SPRING BANCORP INC
filed 2015-05-08
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer         Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No   X

The number of outstanding shares of common stock outstanding as of May 4, 2015

Common stock, $1.00 par value – 24,671,932 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
March 31, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Income - Unaudited for the Three Months
Ended March 31, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three Months Ended March 31, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Three
Months Ended March 31, 2015 and 2014	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Three Months Ended March 31, 2015 and 2014	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	52

Item 4. CONTROLS AND PROCEDURES	52

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	52

Item 1A. RISK FACTORS	52

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52

Item 3. DEFAULTS UPON SENIOR SECURITIES	53

Item 4. MINE SAFETY DISCLOSURES	53

Item 5. OTHER INFORMATION	53

Item 6. EXHIBITS	53

SIGNATURES	54

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risk and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2014 Annual Report on Form 10-K, Item 1A of Part II of this report and the following:

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and due from banks	$46,771	$52,804
Federal funds sold	473	473
Interest-bearing deposits with banks	33,906	42,940
Cash and cash equivalents	81,150	96,217
Residential mortgage loans held for sale (at fair value)	13,899	10,512
Investments available-for-sale (at fair value)	657,709	672,209
Investments held-to-maturity -- fair value of $221,687 and $222,260 at March 31, 2015
and December 31, 2014, respectively	217,557	219,973
Other equity securities	37,299	41,437
Total loans and leases	3,164,706	3,127,392
Less: allowance for loan and lease losses	(37,475)	(37,802)
Net loans and leases	3,127,231	3,089,590
Premises and equipment, net	51,299	49,402
Other real estate owned	3,227	3,195
Accrued interest receivable	12,505	12,634
Goodwill	84,171	84,171
Other intangible assets, net	403	510
Other assets	114,930	117,282
Total assets	$4,401,380	$4,397,132

Liabilities
Noninterest-bearing deposits	$1,017,566	$993,737
Interest-bearing deposits	2,092,326	2,072,772
Total deposits	3,109,892	3,066,509
Securities sold under retail repurchase agreements and federal funds purchased	101,640	74,432
Advances from FHLB	590,000	655,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	43,080	44,440
Total liabilities	3,879,612	3,875,381

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,733,868 and 25,044,877 at March 31, 2015 and
December 31, 2014, respectively	24,734	25,045
Additional paid in capital	186,342	194,647
Retained earnings	308,546	302,882
Accumulated other comprehensive income (loss)	2,146	(823)
Total stockholders' equity	521,768	521,751
Total liabilities and stockholders' equity	$4,401,380	$4,397,132

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest Income:
Interest and fees on loans and leases	$32,139	$29,734
Interest on loans held for sale	76	59
Interest on deposits with banks	22	20
Interest and dividends on investment securities:
Taxable	3,577	4,116
Exempt from federal income taxes	2,258	2,321
Total interest income	38,072	36,250
Interest Expense:
Interest on deposits	1,194	1,184
Interest on retail repurchase agreements and federal funds purchased	50	38
Interest on advances from FHLB	3,236	3,218
Interest on subordinated debt	219	218
Total interest expense	4,699	4,658
Net interest income	33,373	31,592
Provision (credit) for loan and lease losses	597	(982)
Net interest income after provision (credit) for loan and lease losses	32,776	32,574
Non-interest Income:
Investment securities gains	-	-
Service charges on deposit accounts	1,882	1,972
Mortgage banking activities	1,178	316
Wealth management income	4,916	4,466
Insurance agency commissions	1,618	1,640
Income from bank owned life insurance	713	598
Visa check fees	1,057	978
Other income	1,795	1,279
Total non-interest income	13,159	11,249
Non-interest Expenses:
Salaries and employee benefits	17,299	16,355
Occupancy expense of premises	3,489	3,472
Equipment expenses	1,373	1,256
Marketing	531	542
Outside data services	1,261	1,216
FDIC insurance	631	520
Amortization of intangible assets	107	370
Litigation expenses	200	-
Other expenses	4,353	3,818
Total non-interest expenses	29,244	27,549
Income before income taxes	16,691	16,274
Income tax expense	5,466	5,346
Net income	$11,225	$10,928

Net Income Per Share Amounts:
Basic net income per share	$0.45	$0.44
Diluted net income per share	$0.45	$0.43
Dividends declared per common share	$0.22	$0.18

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months ended March 31,
(In thousands)	2015	2014
Net income	$11,225	$10,928
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains on investments available-for-sale	4,634	7,132
Related income tax expense	(1,841)	(2,823)
Net investment gains reclassified into earnings	-	-
Related income tax expense	-	-
Net effect on other comprehensive income for the period	2,793	4,309

Defined benefit pension plan:
Recognition of unrealized gain	292	48
Related income tax expense	(116)	(37)
Net effect on other comprehensive income for the period	176	11
Total other comprehensive income	2,969	4,320
Comprehensive income	$14,194	$15,248

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$11,225	$10,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,683	1,915
Provision (credit) for loan and lease losses	597	(982)
Share based compensation expense	422	395
Deferred income tax expense	669	740
Origination of loans held for sale	(44,128)	(23,379)
Proceeds from sales of loans held for sale	41,336	29,062
Gains on sales of loans held for sale	(595)	(397)
Net decrease in accrued interest receivable	129	244
Net increase in other assets	(1,763)	(5,994)
Net increase (decrease) in accrued expenses and other liabilities	(334)	7,906
Other – net	1,054	1,318
Net cash provided by operating activities	10,295	21,756
Investing activities:
Purchases of other equity securities	4,138	3,120
Proceeds from maturities, calls and principal payments of investments held-to-maturity	2,195	671
Proceeds from maturities, calls and principal payments of investments available-for-sale	18,628	21,118
Net increase in loans and leases	(38,270)	(48,587)
Expenditures for premises and equipment	(3,045)	(856)
Net cash used in investing activities	(16,354)	(24,534)
Financing activities:
Net increase in deposits	43,383	81,970
Net increase in retail repurchase agreements and federal funds purchased	27,208	13,196
Proceeds from advances from FHLB	569,000	530,000
Repayment of advances from FHLB	(634,000)	(576,000)
Proceeds from issuance of common stock	(146)	(79)
Tax benefits associated with share based compensation	146	-
Repurchase of common stock	(9,038)	-
Dividends paid	(5,561)	(4,541)
Net cash (used) provided by financing activities	(9,008)	44,546
Net increase (decrease) in cash and cash equivalents	(15,067)	41,768
Cash and cash equivalents at beginning of period	96,217	74,427
Cash and cash equivalents at end of period	$81,150	$116,195

Supplemental Disclosures:
Interest payments	$4,746	$4,712
Income tax payments	4,360	10
Transfers from loans to other real estate owned	32	281

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	11,225	-	11,225
Other comprehensive income, net of tax	-	-	-	2,969	2,969
Common stock dividends - $0.22 per share	-	-	(5,561)	-	(5,561)
Stock compensation expense	-	422	-	-	422
Common stock issued pursuant to:
Stock option plan - 5,752 shares	6	68	-	-	74
Employee stock purchase plan - 6,663 shares	6	163	-	-	169
Restricted stock - 27,945 shares	28	(271)	-	-	(243)
Purchase of treasury shares - 351,369 shares	(351)	(8,687)	-	-	(9,038)
Balances at March 31, 2015	$24,734	$186,342	$308,546	$2,146	$521,768

Balance at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income	-	-	10,928	-	10,928
Other comprehensive income, net of tax	-	-	-	4,320	4,320
Common stock dividends - $0.18 per share	-	-	(4,541)	-	(4,541)
Stock compensation expense	-	395	-	-	395
Common stock issued pursuant to:
Stock option plan - 6,671 shares	7	83	-	-	90
Employee stock purchase plan - 5,650 shares	5	116	-	-	121
Restricted stock - 41,140 shares	41	(331)	-	-	(290)
Balances at March 31, 2014	$25,043	$193,708	$290,285	$1,350	$510,386

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”), which conducts a full-service commercial banking, mortgage banking and trust business. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit, general insurance, personal trust, and investment and wealth management services. The Company operates in the  Maryland counties of Anne Arundel, Carroll, Frederick, Howard, Montgomery, and Prince George's, and in Arlington, Fairfax and Loudoun counties in Virginia. The Company offers investment and wealth management services through the Bank’s subsidiary, West Financial Services.  Insurance products are available to clients through Sandy Spring Insurance, and Neff & Associates, which are agencies of Sandy Spring Insurance Corporation.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report on Form 10-K.

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

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	March 31, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$144,519	$253	$(877)	$143,895	$144,497	$-	$(2,818)	$141,679
State and municipal	155,964	9,822	-	165,786	157,603	9,453	(4)	167,052
Mortgage-backed	337,351	10,481	(1,529)	346,303	354,631	9,824	(2,936)	361,519
Trust preferred	1,111	-	(109)	1,002	1,348	-	(112)	1,236
Total debt securities	638,945	20,556	(2,515)	656,986	658,079	19,277	(5,870)	671,486
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$639,668	$20,556	$(2,515)	$657,709	$658,802	$19,277	$(5,870)	$672,209

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at March 31, 2015 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at March 31, 2015 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($160.8 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($185.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At March 31, 2015 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

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

•         Overall default (.62%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;

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

•         Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and

•         A discount rate of 11.9% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended March 31, 2015.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at March 31, 2015.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at March 31, 2015.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2014	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities, through March 31, 2015	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	March 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	9	$94,083	$244	$633	$877
Mortgage-backed	17	99,760	96	1,433	1,529
Trust preferred	1	1,002	-	109	109
Total	27	$194,845	$340	$2,175	$2,515

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,679	$60	$2,758	$2,818
State and municipal	2	1,409	4	-	4
Mortgage-backed	20	108,902	58	2,878	2,936
Trust preferred	1	1,236	-	112	112
Total	37	$253,226	$122	$5,748	$5,870

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

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$691	$708	$691	$714
Due after one year through five years	73,069	75,408	47,900	49,385
Due after five years through ten years	304,330	314,650	332,841	340,852
Due after ten years	260,855	266,220	276,647	280,535
Total debt securities available for sale	$638,945	$656,986	$658,079	$671,486

At March 31, 2015 and December 31, 2014, investments available-for-sale with a book value of $217.2 million and $212.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at March 31, 2015 and December 31, 2014.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	March 31, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,514	$13	$(697)	$63,830	$64,512	$-	$(1,734)	$62,778
State and municipal	152,849	4,968	(184)	157,633	155,261	4,321	(325)	159,257
Mortgage-backed	194	30	-	224	200	25	-	225
Total investments held-to-maturity	$217,557	$5,011	$(881)	$221,687	$219,973	$4,346	$(2,059)	$222,260

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	5	$45,766	$178	$519	$697
State and municipal	20	18,242	26	158	184
Total	25	$64,008	$204	$677	$881

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,778	$-	$1,734	$1,734
State and municipal	41	32,027	18	307	325
Total	49	$94,805	$18	$2,041	$2,059

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$1,690	$1,694
Due after one year through five years	6,980	7,161	6,763	6,938
Due after five years through ten years	164,343	167,489	163,252	164,787
Due after ten years	46,234	47,037	48,268	48,841
Total debt securities held-to-maturity	$217,557	$221,687	$219,973	$222,260

At March 31, 2015 and December 31, 2014, investments held-to-maturity with a book value of $188.7 million and $202.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at March 31, 2015 and December 31, 2014.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	March 31, 2015	December 31, 2014
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	29,030	33,168
Total equity securities	$37,299	$41,437

Note 3 – Loans and Leases

Outstanding loan balances at March 31, 2015 and December 31, 2014 are net of unearned income including net deferred loan costs of $0.6 million and $0.5 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	March 31, 2015	December 31, 2014
Residential real estate:
Residential mortgage	$728,858	$717,886
Residential construction	130,321	136,741
Commercial real estate:
Commercial owner occupied real estate	618,846	611,061
Commercial investor real estate	668,931	640,193
Commercial acquisition, development and construction	203,731	205,124
Commercial Business	385,452	390,781
Leases	36	54
Consumer	428,531	425,552
Total loans and leases	$3,164,706	$3,127,392

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of year	$37,802	$38,766
Provision for loan and lease losses	597	(982)
Loan and lease charge-offs	(1,114)	(717)
Loan and lease recoveries	190	959
Net charge-offs	(924)	242
Balance at period end	$37,475	$38,026

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended March 31, 2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction		Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232		$923	$37,802
Provision (credit)	(312)	(112)	261	328		-		318	143		(29)	597
Charge-offs	(19)	(706)	-	(213)		-		(99)	(77)		-	(1,114)
Recoveries	108	-	5	1		-		56	12		8	190
Net charge-offs	89	(706)	5	(212)		-		(43)	(65)		8	(924)
Balance at end of period	$5,629	$3,449	$10,050	$7,259		$9		$3,867	$6,310		$902	$37,475

Total loans and leases	$385,452	$203,731	$668,931	$618,846		$36		$428,531	$728,858		$130,321	$3,164,706
Allowance for loans and leases to total loans and leases ratio	1.46%	1.69%	1.50%	1.17%		25.02%		0.90%	0.87%		0.69%	1.18%

Balance of loans specifically evaluated for impairment	$4,860	$1,363	$12,194	$8,974	$	na.	$	na.	$3,813	$	na.	$31,204
Allowance for loans specifically evaluated for impairment	$1,058	$48	$545	$999	$	na.	$	na.	$-	$	na.	$2,650
Specific allowance to specific loans ratio	21.77%	3.52%	4.47%	11.13%		na.		na.	na.		na.	8.49%

Balance of loans collectively evaluated	$380,592	$202,368	$656,737	$609,872		$36		$428,531	$725,045		$130,321	$3,133,502
Allowance for loans collectively evaluated	$4,571	$3,401	$9,505	$6,260		$9		$3,867	$6,310		$902	$34,825
Collective allowance to collective loans ratio	1.20%	1.68%	1.45%	1.03%		25.02%		0.90%	0.87%		0.00%	1.11%

	For the Year Ended December 31,2014
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308		$16		$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,204)	1,042	486	1,094		(7)		119	(1,385)	(308)	(163)
Charge-offs	(729)	(529)	(3)	(265)		-		(834)	(323)	(4)	(2,687)
Recoveries	1,477	-	38	6		-		165	121	79	1,886
Net charge-offs	748	(529)	35	(259)		-		(669)	(202)	75	(801)
Balance at end of period	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802

Total loans and leases	$390,781	$205,124	$640,193	$611,061		$54		$425,552	$717,886	$136,741	$3,127,392
Allowance for loans and leases to total loans and leases ratio	1.50%	2.08%	1.53%	1.17%		16.80%		0.84%	0.87%	0.67%	1.21%

Balance of loans specifically evaluated for impairment	$3,894	$2,464	$10,279	$8,941	$	na.	$	na.	$3,535	$306	$29,419
Allowance for loans specifically evaluated for impairment	$788	$741	$541	$824	$	na.	$	na.	$-	$-	$2,894
Specific allowance to specific loans ratio	20.24%	30.07%	5.26%	9.22%		na.		na.	na.	na.	9.84%

Balance of loans collectively evaluated	$386,887	$202,660	$629,914	$602,120		$54		$425,552	$714,351	$136,435	$3,097,973
Allowance for loans collectively evaluated	$5,064	$3,526	$9,243	$6,319		$9		$3,592	$6,232	$923	$34,908
Collective allowance to collective loans ratio	1.31%	1.74%	1.47%	1.05%		16.80%		0.84%	0.87%	0.68%	1.13%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	March 31, 2015	December 31, 2014
Impaired loans with a specific allowance	$10,587	$11,411
Impaired loans without a specific allowance	20,617	18,008
Total impaired loans	$31,204	$29,419

Allowance for loan and lease losses related to impaired loans	$2,650	$2,894
Allowance for loan and lease losses related to loans collectively evaluated	34,825	34,908
Total allowance for loan and lease losses	$37,475	$37,802

Average impaired loans for the period	$30,312	$34,331
Contractual interest income due on impaired loans during the period	$698	$2,339
Interest income on impaired loans recognized on a cash basis	$190	$773
Interest income on impaired loans recognized on an accrual basis	$66	$280

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	March 31, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,459	$48	$2,328	$5,138	$-	$8,973
Restructured accruing	675	-	-	-	-	675
Restructured non-accruing	224	-	73	642	-	939
Balance	$2,358	$48	$2,401	$5,780	$-	$10,587

Allowance	$1,058	$48	$545	$999	$-	$2,650

Impaired loans without a specific allowance
Non-accruing	$1,126	$563	$7,682	$1,731	$-	$11,102
Restructured accruing	19	-	2,111	-	2,641	4,771
Restructured non-accruing	1,357	752	-	1,463	1,172	4,744
Balance	$2,502	$1,315	$9,793	$3,194	$3,813	$20,617

Total impaired loans
Non-accruing	$2,585	$611	$10,010	$6,869	$-	$20,075
Restructured accruing	694	-	2,111	-	2,641	5,446
Restructured non-accruing	1,581	752	73	2,105	1,172	5,683
Balance	$4,860	$1,363	$12,194	$8,974	$3,813	$31,204

Unpaid principal balance in total impaired loans	$6,354	$6,662	$16,851	$10,808	$4,117	$44,792

	March 31, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,377	$1,914	$11,237	$8,958	$3,827	$30,312
Contractual interest income due on impaired loans during the period	$135	$87	$220	$199	$57
Interest income on impaired loans recognized on a cash basis	$54	$-	$11	$103	$22
Interest income on impaired loans recognized on an accrual basis	$14	$-	$27	$-	$25

	December 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$473	$1,330	$2,288	$5,013	$-	$9,104
Restructured accruing	687	-	-	-	-	687
Restructured non-accruing	308	-	76	1,236	-	1,620
Balance	$1,468	$1,330	$2,364	$6,249	$-	$11,411

Allowance	$788	$741	$541	$824	$-	$2,894

Impaired loans without a specific allowance
Non-accruing	$1,115	$-	$5,792	$1,769	$-	$8,676
Restructured accruing	23	-	2,123	-	2,664	4,810
Restructured non-accruing	1,288	1,134	-	923	1,177	4,522
Balance	$2,426	$1,134	$7,915	$2,692	$3,841	$18,008

Total impaired loans
Non-accruing	$1,588	$1,330	$8,080	$6,782	$-	$17,780
Restructured accruing	710	-	2,123	-	2,664	5,497
Restructured non-accruing	1,596	1,134	76	2,159	1,177	6,142
Balance	$3,894	$2,464	$10,279	$8,941	$3,841	$29,419

Unpaid principal balance in total impaired loans	$5,360	$7,044	$14,926	$10,729	$4,126	$42,185

	December 31, 2014

		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,308	$3,651	$9,327	$8,963	$7,082	$34,331
Contractual interest income due on impaired loans during the period	$311	$352	$730	$859	$87
Interest income on impaired loans recognized on a cash basis	$252	$39	$78	$344	$60
Interest income on impaired loans recognized on an accrual basis	$63	$-	$111	$-	$106

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	March 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$4,166	$1,363	$10,083	$8,974	$-	$1,962	$3,235	$788	$30,571
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	694	-	2,111	-	-	-	2,641	-	5,446
Total non-performing loans and leases	4,860	1,363	12,194	8,974	-	1,962	5,876	788	36,017
Other real estate owned	39	365	-	-	-	-	1,440	1,383	3,227
Total non-performing assets	$4,899	$1,728	$12,194	$8,974	$-	$1,962	$7,316	$2,171	$39,244

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,184	$2,464	$8,156	$8,941	$-	$1,668	$3,012	$1,105	$28,530
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	710	-	2,123	-	-	-	2,664	-	5,497
Total non-performing loans and leases	3,894	2,464	10,279	8,941	-	1,668	5,676	1,105	34,027
Other real estate owned	39	365	-	-	-	-	1,408	1,383	3,195
Total non-performing assets	$3,933	$2,829	$10,279	$8,941	$-	$1,668	$7,084	$2,488	$37,222

	March 31, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$435	$711	$1,352	$1,373	$3	$605	$4,604	$-	$9,083
61-90 days	-	-	-	207	2	266	3,402	-	3,877
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	435	711	1,352	1,580	5	871	8,006	-	12,960
Non-accrual loans and leases	4,166	1,363	10,083	8,974	-	1,962	3,235	788	30,571
Loans acquired with deteriorated credit quality	1,213	-	-	1,712	-	-	-	-	2,925
Current loans	379,638	201,657	657,496	606,580	31	425,698	717,617	129,533	3,118,250
Total loans and leases	$385,452	$203,731	$668,931	$618,846	$36	$428,531	$728,858	$130,321	$3,164,706

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$759	$-	$2,374	$2,658	$11	$797	$3,064	$-	$9,663
61-90 days	995	320	1,493	156	-	179	836	-	3,979
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	1,754	320	3,867	2,814	11	976	3,900	-	13,642
Non-accrual loans and leases	3,184	2,464	8,156	8,941	-	1,668	3,012	1,105	28,530
Loans acquired with deteriorated credit quality	1,238	-	-	1,773	-	-	-	-	3,011
Current loans	384,605	202,340	628,170	597,533	43	422,908	710,974	135,636	3,082,209
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	March 31, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$360,219	$201,375	$654,005	$591,308	$1,806,907
Special Mention	8,212	698	1,857	6,431	17,198
Substandard	17,021	1,658	13,069	21,107	52,855
Doubtful	-	-	-	-	-
Total	$385,452	$203,731	$668,931	$618,846	$1,876,960

	Decemeber 31, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$366,367	$201,642	$621,511	$581,575	$1,771,095
Special Mention	8,835	698	3,931	7,669	21,133
Substandard	15,579	2,784	14,751	21,817	54,931
Doubtful	-	-	-	-	-
Total	$390,781	$205,124	$640,193	$611,061	$1,847,159

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	March 31, 2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$36	$426,569	$722,982	$129,533	$1,279,120
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,962	3,235	788	5,985
Restructured loans and leases	-	-	2,641	-	2,641
Total	$36	$428,531	$728,858	$130,321	$1,287,746

	December 31, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$54	$423,884	$712,210	$135,636	$1,271,784
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,668	3,012	1,105	5,785
Restructured loans and leases	-	-	2,664	-	2,664
Total	$54	$425,552	$717,886	$136,741	$1,280,233

During the three months ended March 31, 2015, the Company restructured a $0.6 million loan.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2015 have specific reserves of $0.2 million at March 31, 2015.  For the year ended December 31, 2014, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2014 had specific reserves of $0.1 million at December 31, 2014.  Commitments to lend additional funds on loans that have been restructured at March 31, 2015 and December 31, 2014 amounted to $0.1 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Three Months Ended March 31, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$-	$-	$-	$-	$-	$-
Restructured non-accruing	-	-	-	642	-	642
Balance	$-	$-	$-	$642	$-	$642

Specific allowance	$-	$-	$-	$152	$-	$152

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$75	$-	$1,284	$-	$-	$1,359
Restructured non-accruing	92	192	-	-	-	284
Balance	$167	$192	$1,284	$-	$-	$1,643

Specific allowance	$99	$-	$-	$-	$-	$99

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $3.2 million and $3.2 million at March 31, 2015 and December 31, 2014, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	March 31, 2015			Weighted	December 31, 2014			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$8,623	$(8,220)	$403	1.6 years	$8,623	$(8,113)	$510	1.7 years
Total amortizing intangible assets	$8,623	$(8,220)	$403		$8,623	$(8,113)	$510

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2015	$265
2016	94
2017	16
2018	16
Thereafter	12
Total amortizing intangible assets	$403

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Noninterest-bearing deposits	$1,017,566	$993,737
Interest-bearing deposits:
Demand	527,801	534,605
Money market savings	836,548	828,494
Regular savings	277,230	264,751
Time deposits of less than $100,000	241,084	239,857
Time deposits of $100,000 or more	209,663	205,065
Total interest-bearing deposits	2,092,326	2,072,772
Total deposits	$3,109,892	$3,066,509

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first quarter of 2015, the Company repurchased 351,369 shares at an average cost of $25.72 per share or a total of $9.0 million.

Note 8 – Share Based Compensation

At March 31, 2015, the Company had one share based compensation plans in existence, the 2005 Omnibus Stock Plan, which is described in the following paragraph.

The Company’s 2005 Omnibus Stock Plan (“Omnibus Plan”) provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights and restricted stock grants to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Plan authorizes the issuance of up to 1,800,000 shares of common stock of which 988,673 are available for issuance at March 31, 2015, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within seven to ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.    The Company generally issues authorized but previously unissued shares to satisfy option exercises.

The fair values of all of the options granted for the periods indicated have been estimated using a binomial option-pricing model with the weighted-average assumptions for the periods shown are presented in the following table:

	Three Months Ended March 31,
	2015	2014
Dividend yield	3.40%	3.04%
Weighted average expected volatility	42.98%	46.78%
Weighted average risk-free interest rate	1.42%	1.56%
Weighted average expected lives (in years)	5.42	5.08
Weighted average grant-date fair value	$7.63	$8.05

The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to the awards of stock options and restricted stock grants.  The intrinsic value of stock options exercised in the three months ended March 31, 2015 and 2014 was $0.1 million and $0.1 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of March 31, 2015.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.  The total of unrecognized compensation cost related to restricted stock was approximately $5.3 million as of March 31, 2015.  That cost is expected to be recognized over a weighted average period of approximately 3.7 years.  The fair value of the options vested during the three months ended March 31, 2015 and 2014, was $0.1 million and $0.1 million, respectively.

In the first quarter of 2015, 21,245 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  Additionally, 79,860 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year.

A summary of share option activity for the period indicated is reflected in the following table:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2015	224,381	$20.88		$1,300
Granted	21,245	$26.20
Exercised	(5,752)	$12.81		$76
Forfeited or expired	(71,721)	$27.86
Balance at March 31, 2015	168,153	$18.85	3.7	$1,241

Exercisable at March 31, 2015	113,747	$16.26	2.5	$1,134

Weighted average fair value of options
granted during the year		$7.63

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2015	226,871	$21.07
Granted	79,860	$26.20
Vested	(42,815)	$17.63
Forfeited	(691)	$20.88
Restricted stock at March 31, 2015	263,225	$23.19

Note 9 – Pension, Profit Sharing, and Other Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a qualified, noncontributory, defined benefit pension plan (the “Plan”) covering substantially all employees. Benefits after January 1, 2005, are based on the benefit earned as of December 31, 2004, plus benefits earned in future years of service based on the employee’s compensation during each such year. All benefit accruals for employees were frozen as of December 31, 2007 based on past service and thus salary increases and additional years of service after such date  no longer affect the defined benefit provided by the plan although additional vesting may continue to occur.

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended March 31,
(In thousands)	2015	2014
Interest cost on projected benefit obligation	$410	$391
Expected return on plan assets	(406)	(494)
Recognized net actuarial loss	292	48
Net periodic benefit cost	$296	$(55)

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended March 31,
(Dollars and amounts in thousands, except per share data)	2015	2014
Net income	$11,225	$10,928

Basic:
Basic weighted average EPS shares	24,928	24,999

Basic net income per share	$0.45	$0.44

Diluted:
Basic weighted average EPS shares	24,928	24,999
Dilutive common stock equivalents	121	125
Dilutive EPS shares	25,049	25,124

Diluted net income per share	$0.45	$0.43

Anti-dilutive shares	9	47

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	2,793	-	2,793
Reclassifications from accumulated other comprehensive income, net of tax	-	176	176
Current period change in other comprehensive income, net of tax	2,793	176	2,969
Balance at March 31, 2015	$10,871	$(8,725)	$2,146

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	4,309	-	4,309
Reclassifications from accumulated other comprehensive income, net of tax	-	11	11
Current period change in other comprehensive income, net of tax	4,309	11	4,320
Balance at March 31, 2014	$4,667	$(3,317)	$1,350

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2015	2014
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$-	$-
Income before taxes	-	-
Tax expense	-	-
Net income	$-	$-

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$292	$48
Income before taxes	292	48
Tax expense	116	37
Net income	$176	$11
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $20.6 million with a fair value of $1.6 million as of March 31, 2015 compared to $20.9 million with a fair value of $1.5 million as of December 31, 2014.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  During 2014, the Company accrued $6.5 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter of 2014 associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012.  The Company is currently in the process of appealing the decision.  As a result of the appeal process, an additional $0.2 million in legal expenses have been accrued in the first quarter of 2015.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$13,899	$-	$13,899
Investments available-for-sale:
U.S. government agencies	-	143,895	-	143,895
State and municipal	-	165,786	-	165,786
Mortgage-backed	-	346,303	-	346,303
Trust preferred	-	-	1,002	1,002
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,561	-	1,561

Liabilities
Interest rate swap agreements	$-	$(1,561)	$-	$(1,561)

	December 31, 2014
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$10,512	$-	$10,512
Investments available-for-sale:
U.S. government agencies	-	141,679	-	141,679
State and municipal	-	167,052	-	167,052
Mortgage-backed	-	361,519	-	361,519
Trust preferred	-	-	1,236	1,236
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,501	-	1,501

Liabilities
Interest rate swap agreements	$-	$(1,501)	$-	$(1,501)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2015	$1,236
Principal redemption	(234)
Balance at March 31, 2015	$1,002

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$8,005	$8,005	$15,606
Other real estate owned	-	-	3,227	3,227	(247)
Total	$-	$-	$11,232	$11,232	$15,359

	December 31, 2014
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$7,819	$7,819	$13,893
Other real estate owned	-	-	3,195	3,195	(247)
Total	$-	$-	$11,014	$11,014	$13,646

At March 31, 2015, impaired loans totaling $31.2 million were written down to fair value of $28.5 million as a result of specific loan loss allowances of $2.7 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $29.4 million were written down to fair value of $26.5 million at December 31, 2014 as a result of specific loan loss allowances of $2.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	March 31, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$254,856	$258,986	$-	$258,986	$-
Loans, net of allowance	3,127,231	3,155,845	-	-	3,155,845
Other assets	89,011	89,011	-	89,011	-

Financial Liabilities
Time Deposits	$450,747	$451,591	$-	$451,591	$-
Securities sold under retail repurchase agreements and
federal funds purchased	101,640	101,640	-	101,640	-
Advances from FHLB	590,000	616,141	-	616,141	-
Subordinated debentures	35,000	13,721	-	-	13,721

			Fair Value Measurements
	December 31, 2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,410	$263,697	$-	$263,697	$-
Loans, net of allowance	3,089,590	3,118,635	-	-	3,118,635
Other assets	88,657	88,657	-	88,657	-

Financial Liabilities
Time Deposits	$444,922	$444,729	$-	$444,729	$-
Securities sold under retail repurchase agreements and
federal funds purchased	74,432	74,432	-	74,432	-
Advances from FHLB	655,000	679,163	-	679,163	-
Subordinated debentures	35,000	13,276	-	-	13,276

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at March 31, 2015 and December 31, 2014 as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities amounted to $0.1 million and $0.3 million in for the three months ended March 31, 2015 and 2014, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2015 and 2014, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three ended March 31, 2015 and 2014, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended March 31, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$38,071	$1	$1	$(1)	$38,072
Interest expense	4,700	-	-	(1)	4,699
Provision for loan and lease losses	597	-	-	-	597
Noninterest income	9,836	1,694	1,810	(181)	13,159
Noninterest expenses	27,017	1,383	1,025	(181)	29,244
Income before income taxes	15,593	312	786	-	16,691
Income tax expense	5,034	126	306	-	5,466
Net income	$10,559	$186	$480	$-	$11,225

Assets	$4,403,060	$5,948	$13,763	$(21,391)	$4,401,380

	Three Months Ended March 31, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,250	$2	$4	$(6)	$36,250
Interest expense	4,664	-	-	(6)	4,658
Provision (credit) for loan and lease losses	(982)	-	-	-	(982)
Non-interest income	8,015	1,731	1,678	(175)	11,249
Non-interest expenses	25,612	1,192	920	(175)	27,549
Income before income taxes	14,971	541	762	-	16,274
Income tax expense	4,831	218	297	-	5,346
Net income	$10,140	$323	$465	$-	$10,928

Assets	$4,206,353	$14,461	$19,928	$(71,744)	$4,168,998

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company began operating in 1988. The Bank traces its origin to 1868, making it among the oldest institutions in the region. The Bank is independent, community oriented, and conducts a full-service commercial banking business through 44 community offices located in Central Maryland and Northern Virginia. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers.

With $4.4 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank  offers a comprehensive menu of insurance and investment management services.

Overview

Net income for the Company for the first quarter of 2015 totaled $11.2 million ($0.45 per diluted share) as compared to net income of $10.9 million ($0.43 per diluted share) for the first quarter of 2014.

These results reflect the following events:

•         Average total loans for the first quarter of 2015 increased 12% compared to the first quarter of 2014 due primarily to organic growth which was 10% or better in each of the three major portfolio segments. Overall, the entire portfolio grew $334 million over the prior year period.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 13% to $1.5 billion at March 31, 2015 as compared to $1.4 billion at March 31,2014.

•         The provision for loan and lease losses was a charge of $0.6 million for the first quarter of 2015 as compared to a credit of $1.0 million for the first quarter of 2014 and a charge of $0.9 million for the fourth quarter of 2014. The increase in the provision for the first quarter of 2015 compared to the first quarter of 2014 was driven primarily by loan growth over the last twelve months together with an increase in non-performing loans and loan charge-offs during the quarter.

•         The net interest margin was 3.44% in the first quarter of 2015, compared to 3.47% for the first quarter of 2014 and 3.44% for the fourth quarter of 2014. The decrease compared to the prior year’s quarter was the result of declining loan yields, primarily in the commercial loan portfolio.

•         Non-interest income increased $1.9 million or 17% for the first quarter of 2015 compared to the first quarter of 2014 due largely to increases in wealth management income and income from mortgage banking activities.

•         During the first quarter of 2015, the Company repurchased 351,369 shares at an average price of $25.72 per share as part of its existing share repurchase program.

In the first quarter of 2015, the Mid-Atlantic region in which the Company operates continued to show limited economic improvement. While the national economy improved throughout the year, international economic concerns together with rapidly declining oil prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus restricted economic expansion. Slowing economic growth in China combined with growing recessionary conditions in Europe continue to be underlying volatility factors. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion and lending. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $39.2 million at March 31, 2015 from $40.3 million at March 31, 2014. This decrease was due primarily to loan pay-offs and a reduction in restructured loans as such loans have performed sufficiently to allow them to no longer be classified as non-performing. Non-performing assets represented 0.89% of total assets at March 31, 2015 compared to 0.97% at March 31, 2014.  The ratio of net charge-offs to average loans and leases was 0.12% for the first quarter of 2015, compared to (0.04%) for the prior year quarter.

Non-interest income increased 17% in the first quarter of 2015 compared to the first quarter of 2014. This increase was driven by a 10% increase in wealth management income due primarily to higher assets under management. Income from mortgage banking activities increased for the quarter due primarily to higher volumes of loan originations.

Non-interest expenses increased 6% in the first quarter of 2015 compared to the first quarter of 2014 due mainly to higher salaries and benefits, professional fees and other non-interest expenses.

Total assets at March 31, 2015 remained virtually level compared to December 31, 2014. Loan balances increased 1% compared to the prior year end due to growth in commercial loans while consumer and residential mortgage loans remained even with the prior year end. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 2% compared to balances at December 31, 2014. The increase in customer funding sources was driven primarily by increases of 1% in noninterest-bearing and interest-bearing transaction accounts and 5% in regular savings accounts. Retail repurchase agreements also increased 37% as the Company increased its emphasis on the sale of such cash management services. Certificates of deposit and money market accounts remained relatively level compared to the balances at December 31, 2014.  The Company continued to manage its net interest margin, primarily by utilizing short-term FHLB borrowings during this extended period of historically low interest rates.  During the same period, stockholders’ equity remained level at $522 million as the effect of net income during the quarter was offset by the payment of dividends and repurchase of stock under the Company’s share repurchase program.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended March 31,
		2015			2014
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans (2)	$731,301	$6,200	3.39%	$633,160	$5,506	3.48%
Residential construction loans	132,456	1,221	3.74	134,261	1,254	3.79
Commercial ADC loans	206,105	2,337	4.60	162,544	2,073	5.17
Commercial investor real estate loans	645,163	7,579	4.76	557,168	6,733	4.90
Commercial owner occupied real estate loans	611,722	7,165	4.99	584,155	7,067	5.08
Commercial business loans	383,111	4,212	4.38	349,734	4,037	4.64
Leasing	44	1	5.19	567	6	4.53
Consumer loans	425,434	3,500	3.36	377,822	3,117	3.37
Total loans and leases (3)	3,135,336	32,215	4.19	2,799,411	29,793	4.34
Taxable securities	629,266	3,936	2.54	710,246	4,452	2.51
Tax-exempt securities (4)	296,417	3,170	4.34	302,455	3,267	4.32
Interest-bearing deposits with banks	36,155	22	0.25	32,925	20	0.25
Federal funds sold	474	-	0.22	476	-	0.22
Total interest-earning assets	4,097,648	39,343	3.90	3,845,513	37,532	3.96

Less: allowance for loan and lease losses	(37,444)			(39,393)
Cash and due from banks	46,430			45,553
Premises and equipment, net	50,658			45,879
Other assets	215,696			207,662
Total assets	$4,372,988			$4,105,214

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$524,059	106	0.08%	$460,245	92	0.08%
Regular savings deposits	270,198	34	0.05	249,185	48	0.08
Money market savings deposits	831,707	273	0.13	877,864	273	0.13
Time deposits	443,534	781	0.71	463,379	771	0.67
Total interest-bearing deposits	2,069,498	1,194	0.23	2,050,673	1,184	0.23
Other borrowings	90,188	50	0.22	62,864	38	0.24
Advances from FHLB	622,889	3,236	2.11	600,922	3,218	2.17
Subordinated debentures	35,000	219	2.50	35,000	218	2.49
Total interest-bearing liabilities	2,817,575	4,699	0.68	2,749,459	4,658	0.69

Noninterest-bearing demand deposits	986,688			825,968
Other liabilities	47,379			25,936
Stockholders' equity	521,346			503,851
Total liabilities and stockholders' equity	$4,372,988			$4,105,214

Net interest income and spread		$34,644	3.22%		$32,874	3.27%
Less: tax-equivalent adjustment		1,271			1,282
Net interest income		$33,373			$31,592

Interest income/earning assets			3.90%			3.96%
Interest expense/earning assets			0.46			0.49
Net interest margin			3.44%			3.47%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.3 million and $1.3 million in 2015 and 2014, respectively.
(2) Includes residential mortgage loans held for sale. Home equity loans and lines are classified as consumer loans.
(3) Non-accrual loans are included in the average balances.
(4) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net income for the Company for the first three months of 2015 totaled $11.2 million ($0.45 per diluted share) compared to net income of $10.9 million ($0.43 per diluted share) for the first three months of 2014.

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

Net interest income for the first three months of 2015 was $33.4 million compared to $31.6 million for the first three months of 2014. On a tax-equivalent basis, net interest income for the first quarter of 2015 was $34.6 million compared to $32.9 million for the first quarter of 2014, an increase of 5%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.44% for the first three months of 2015 compared to 3.47% for the first three months of 2014.  Average interest-earning assets increased by 7% while average interest-bearing liabilities increased 2% in the first quarter of 2015 compared to the first quarter of 2014.  Average noninterest-bearing deposits increased 19% in the first three months of 2015 while the percentage of average noninterest-bearing deposits to total deposits increased to 32% for the first three months of 2015 compared to 29% for the first three months of 2014.The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings and the increase in noninterest-bearing deposits.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2015 vs. 2014			2014 vs. 2013
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$2,422	$3,469	$(1,047)	$(206)	$2,300	$(2,506)
Securities	(613)	(747)	134	147	(283)	430
Other earning assets	2	2	-	1	1	-
Total interest income	1,811	2,724	(913)	(58)	2,018	(2,076)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	14	12	2	-	8	(8)
Regular savings deposits	(14)	4	(18)	-	3	(3)
Money market savings deposits	-	(9)	9	(138)	(7)	(131)
Time deposits	10	(36)	46	(133)	(84)	(49)
Total borrowings	31	235	(204)	(24)	717	(741)
Total interest expense	41	206	(165)	(295)	637	(932)
Net interest income	$1,770	$2,518	$(748)	$237	$1,381	$(1,144)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income increased 5% for the first three months of 2015 compared to the prior year quarter. The previous table shows that, in 2015, the increase in average loans and leases more than offset  the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio, including residential mortgage loans held for sale, increased 12% for the first quarter of 2015 compared to the prior year period. This growth was primarily in the commercial investor real estate, commercial business, consumer and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 15 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 20 basis points in the yield on the commercial loan portfolio together with a decrease of 9 basis points in the yield in the residential mortgage portfolio.

The average yield on total investment securities increased 1 basis point while the average balance of the portfolio decreased 9% for the first three months of 2015 compared to the first three months of 2014. The increase in the yield on investments was due primarily to a decline in the relative size of the lower-yielding mortgage-backed securities portfolio and an increase in the relative size of the state and municipal portfolio as the size of the overall portfolio decreased to fund loan growth.

Interest Expense

Interest expense remained level in the first three months of 2015 compared to the first three months of 2014. The cost of interest-bearing deposits remained the same as the both the average balances and average rates paid were essentially unchanged while an increase in the average balances of Federal Home Loan Bank advances was largely offset by a 6 basis point decrease in the average rates paid. Average deposits increased 6% in the first three months of 2015 compared to the first three months of 2014. This increase was primarily due to increases of $225 million or 17% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $21 million or 8% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $20 million or 4% in the first three months of 2015 compared to the prior year quarter. This decrease was primarily due to lower rates offered on maturing certificates compared to previously existing rates. Average balances of money market accounts decreased 5% in the first three months of 2015 compared to the first three months of 2014 as clients generally maintained liquidity.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Three Months Ended March 31,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,882	$1,972	$(90)	(4.6)%
Mortgage banking activities	1,178	316	862	272.8
Wealth management income	4,916	4,466	450	10.1
Insurance agency commissions	1,618	1,640	(22)	(1.3)
Income from bank owned life insurance	713	598	115	19.2
Bank card fees	1,057	978	79	8.1
Other income	1,795	1,279	516	40.3
Total non-interest income	$13,159	$11,249	$1,910	17.0

Total non-interest income was $13.2 million for the first quarter of 2015 compared to $11.2 million for the first quarter of 2014. The primary drivers of non-interest income for the first quarter of 2015 were increases in wealth management income and income from mortgage banking activities. Further detail by type of non-interest income follows:

•         Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 16% for the first quarter compared to the prior year period due to an increase in assets under management and one-time estate fees.  Investment management fees in West Financial Services increased 8% for the first quarter of 2015 compared to the first quarter of 2014, also due to higher assets under management.  Fees on sales of investment products remained even for the first quarter compared to the prior year quarter. Overall total assets under management increased to $2.9 billion at March 31, 2015 compared to $2.6 billion at March 31, 2014 as a result of positive market movements and additions from new and existing clients.

•         Income from mortgage banking activities increased in the first three months of 2015 compared to the first three months of 2014 due primarily to higher loan origination volumes from refinancing activity as mortgage rates declined.

•         Other non-interest income increased during the first quarter of 2015 compared to the first quarter of 2014 due mainly to increases in loan prepayment fees and gains on sales of SBA loans.

•         Income from bank owned life insurance increased in the first three months of 2015 compared to the first three months of 2014 due primarily to policy proceeds recognized during the quarter.

•         Income from service charges on deposits, insurance agency commissions and Bank card fees remained level for the first quarter of  2015 compared to the first quarter of 2014.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

			2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$17,299	$16,355	$944	5.8%
Occupancy expense of premises	3,489	3,472	17	0.5
Equipment expenses	1,373	1,256	117	9.3
Marketing	531	542	(11)	(2.0)
Outside data services	1,261	1,216	45	3.7
FDIC insurance	631	520	111	21.3
Amortization of intangible assets	107	370	(263)	(71.1)
Litigation Expenses	200	-	200	-
Professional fees	1,209	914	295	32.3
Other real estate owned	10	-	10	-
Other expenses	3,134	2,904	230	7.9
Total non-interest expense	$29,244	$27,549	$1,695	6.2

Non-interest expenses totaled $29.2 million in the first quarter of 2015 compared to $27.5 million in the first quarter of 2014, an increase of 6%. This increase in expenses was driven primarily by higher salaries and benefits, professional fees and other non-interest expenses, which were partially offset by a decrease in intangibles amortization.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first quarter of 2015 due primarily to higher compensation expenses as a result of merit increases and increased health insurance expenses. In addition, pension expense increased over the first quarter of 2014 due to a change in actuarial assumptions.  The average number of full-time equivalent employees was 715 in the first quarter of 2015 compared to 720 in the first quarter of 2014.

•         Equipment expenses increased in 2015 compared to 2014 due to higher software amortization expense.

•         Outside data services expenses increased in 2015 compared to the prior year quarter due primarily to implementation of new systems.

•         FDIC expenses increased in 2015 compared to 2014 due to growth in assets.

•         Intangibles amortization decreased in 2015 due to the costs of prior year acquisitions being fully amortized during the period.

•         Litigation expense increased over the prior year quarter due to expenses relating to an adverse jury verdict rendered in the second quarter of 2014.

•         Other non-interest expenses increased in 2015 compared to the prior year quarter due mainly to an increase in fraudulent bankcard activity.

•         Expenses for marketing, occupancy and outside data services remained essentially level for 2015 compared to the prior year quarter.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios improved in the first quarter of 2015 compared to the first quarter of 2014 due to increases in both net interest income and non-interest income.

In addition, the Company uses pre-tax, pre-provision income as a measure of the level of recurring income before taxes. Management believes this provides financial statement users with a useful metric of the run-rate of revenues and expenses which is readily comparable to other financial institutions. This measure is calculated by adding (subtracting) the provision (credit) for loan and lease losses, and the provision for income taxes back to net income. This metric increased in the first quarter of 2015 compared to the first quarter of 2014 due primarily to higher net interest income and non-interest income.

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Pre-tax pre-provision income:
Net income	$11,225	$10,928
Plus non-GAAP adjustment:
Litigation expenses	200	-
Income taxes	5,466	5,346
Provision (credit) for loan and lease losses	597	(982)
Pre-tax pre-provision income	$17,488	$15,292

Efficiency ratio - GAAP basis:
Non-interest expenses	$29,244	$27,549

Net interest income plus non-interest income	$46,532	$42,841

Efficiency ratio - GAAP basis:	62.85%	64.31%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$29,244	$27,549
Less non-GAAP adjustment:
Amortization of intangible assets	107	370
Litigation expenses	200	-
Non-interest expenses - as adjusted	$28,937	$27,179

Net interest income plus non-interest income	$46,532	$42,841
Plus non-GAAP adjustment:
Tax-equivalent income	1,271	1,282
Less non-GAAP adjustments:
Securities gains	-	-
Net interest income plus non-interest income - as adjusted	$47,803	$44,123

Non-GAAP efficiency ratio	60.53%	61.60%

Income Taxes

The Company had income tax expense of $5.5 million in the first quarter of 2015, compared to income tax expense of $5.3 million in the first quarter of 2014. The resulting effective tax rates were 33% for the first quarter of both 2015 and 2014.

FINANCIAL CONDITION

The Company's total assets were $4.4 billion at March 31, 2015 and December 31, 2014. Total loans increased 1% compared to the fourth quarter of 2014. This increase was offset by a decrease in the investment portfolio.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	March 31, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$728,858	23.0%	$717,886	22.9%	$10,972	1.5%
Residential construction	130,321	4.1	136,741	4.4	(6,420)	(4.7)
Commercial real estate:
Commercial owner occupied real estate	618,846	19.6	611,061	19.5	7,785	1.3
Commercial investor real estate	668,931	21.1	640,193	20.5	28,738	4.5
Commercial acquisition, development and construction	203,731	6.4	205,124	6.6	(1,393)	(0.7)
Commercial Business	385,452	12.2	390,781	12.5	(5,329)	(1.4)
Leases	36	-	54	-	(18)	(33.3)
Consumer	428,531	13.6	425,552	13.6	2,979	0.7
Total loans and leases	$3,164,706	100.0%	$3,127,392	100.0%	$37,314	1.2

Total loans and leases, excluding loans held for sale, increased 1% at March 31, 2015 compared to December 31, 2014. The commercial loan portfolio increased 2% at March 31, 2015 compared to the prior year end. Investor real estate loans reflected a 4% increase, which was somewhat offset by declines in ADC and commercial business loans

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, remained relatively level at March 31, 2015 compared to December 31, 2014. Permanent residential mortgages, most of which are 1-4 family, reflected a small increase that was largely offset by a decrease in residential construction loans due to severe weather conditions and increased competition in the Company’s market area during the first quarter.

The consumer loan portfolio also remained virtually level at March 31, 2015 compared to December 31, 2014.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

		March 31, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)		Amount	%	Amount	%	$Change	%
Available-for-Sale:
U.S. government agencies and corporations	U.S. government agencies and corporations	$143,895	15.8%	$141,679	15.2%	$2,216	1.6%
State and municipal	State and municipal	165,786	18.2	167,052	17.9	(1,266)	(0.8)
Mortgage-backed	Mortgage-backed	346,303	37.9	361,519	38.7	(15,216)	(4.2)
Trust preferred	Trust preferred	1,002	0.1	1,236	0.1	(234)	(18.9)
Marketable equity securities	Marketable equity securities	723	0.1	723	0.1	-	-
	Total available-for-sale securities	657,709	72.1	672,209	72.0	(14,500)	(2.2)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	U.S. government agencies and corporations	64,514	7.1	64,512	6.9	2	-
State and municipal	State and municipal	152,849	16.7	155,261	16.6	(2,412)	(1.6)
Mortgage-backed	Mortgage-backed	194	-	200	-	(6)	(3.0)
Other equity securities	Other equity securities	37,299	4.1	41,437	4.5	(4,138)	(10.0)
	Total held-to-maturity and other equity	254,856	27.9	261,410	28.0	(6,554)	(2.5)
Total Securities		$912,565	100.0%	$933,619	100.0%	$(21,054)	(2.3)

Available-for-sale securities decreased 2% at March 31, 2015 compared to December 31, 2014 due to amortization of mortgage-backed securities and calls, while held-to-maturity and other equity securities decreased 3% due to calls and maturities and the redemption of FHLB stock.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.0 years at March 31, 2015 and 3.4 years at December 31, 2014. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At March 31, 2015, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.1 million, with a fair value of $1.0 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended March 31, 2015. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through March 31, 2015. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.2 million at March 31, 2015.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at March 31, 2015.

Other Earning Assets

Residential mortgage loans held for sale increased $3 million to $14 million as of March 31, 2015 from $11 million as of December 31, 2014 due to higher mortgage loan origination volumes resulting from low market interest rates.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased $9 million to $34 million at March 31, 2015 compared to December 31, 2014.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	March 31, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,017,566	32.7%	$993,737	32.4%	$23,829	2.4%
Interest-bearing deposits:
Demand	527,801	17.0	534,605	17.4	(6,804)	(1.3)
Money market savings	836,548	26.9	828,494	27.0	8,054	1.0
Regular savings	277,230	8.9	264,751	8.6	12,479	4.7
Time deposits of less than $100,000	241,084	7.8	239,857	7.8	1,227	0.5
Time deposits of $100,000 or more	209,663	6.7	205,065	6.8	4,598	2.2
Total interest-bearing deposits	2,092,326	67.3	2,072,772	67.6	19,554	0.9
Total deposits	$3,109,892	100.0%	$3,066,509	100.0%	$43,383	1.4

Deposits and Borrowings

Total deposits increased $43 million or 1% at March 31, 2015 compared to December 31, 2014. This increase was due primarily to an increase in noninterest-bearing checking accounts compared to the prior year end. In addition, regular savings accounts increased 5% compared to December 31, 2014. Money market accounts and certificates of deposit also reflected increases of 1%. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates and the volatility of alternative investments. Total borrowings decreased 5% at March 31, 2015 compared to December 31, 2014.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first quarter of 2015, total stockholders' equity was $522 million at both March 31, 2015 and December 31, 2014 as net income during the first quarter was offset by the payment of dividends and stock repurchases.  The ratio of average equity to average assets was 11.92% for the first quarter of 2015, as compared to 12.21% for the first quarter of 2014.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	March 31, 2015	December 31, 2014	Requirements
Total Capital to risk-weighted assets	15.14%	15.06%	8.00%

Tier 1 Capital to risk-weighted assets	14.03%	13.95%	6.00%

Common Equity Tier 1 Capital	12.99%	n.a.	4.50%

Tier 1 Leverage	11.00%	11.26%	4.00%

Tier 1 capital of $472 million and total qualifying capital of $509 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of March 31, 2015, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

 In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such action. The Basel III capital rules became effective on January 1, 2015.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Tangible common equity ratio:
Total stockholders' equity	$521,768	$521,751
Accumulated other comprehensive income (loss)	(2,146)	823
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(403)	(510)
Tangible common equity	$435,048	$437,893

Total assets	$4,401,380	$4,397,132
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(403)	(510)
Tangible assets	$4,316,806	$4,312,451

Tangible common equity ratio	10.08%	10.15%

Tangible book value per share	$17.59	$17.48

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

Current economic data has shown that while the Mid-Atlantic region remains one of the stronger markets in the nation, the Company is continuing to deal with the lingering impact of a slowly recovering economy and its resulting effects on its borrowers, particularly in the real estate sector. Total non-performing loans increased 6% to $36 million at March 31, 2015 compared to the balance at December 31, 2014. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis.  This methodology is further described in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The amount of the allowance is reviewed monthly and approved quarterly by the Risk Committee of the board of directors.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $0.6 million in the first quarter of 2015 compared to a credit of $1.0 million in the first quarter of 2014.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  The charge to the provision in the first quarter of 2015 was driven by the increase in non-performing loans, higher net charge-offs and growth in the loan portfolio. The credit to the provision in the first quarter of 2014 was driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

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

Allowance for Loan and Lease Losses

During the first quarter of 2015, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.  No portion of the allowance was unallocated at March 31, 2015 or December 31, 2014.

At March 31, 2015, total non-performing loans and leases were $36.0 million, or 1.14% of total loans and leases, compared to $34.0 million, or 1.09% of total loans and leases, at December 31, 2014.  The allowance represented 104% of non-performing loans and leases at March 31, 2015 as compared to 111% at December 31, 2014. The decrease in this ratio was due primarily to the increase in non-performing loans and leases mentioned previously, higher loan charge-offs and growth in the loan portfolio. The allowance for loan and lease losses as a percent of total loans and leases was 1.18% at March 31, 2015 as compared to 1.21% at December 31, 2014.

Continued analysis of the actual loss history on the problem credits in 2014 and 2015 provided an indication that the coverage of the inherent losses on the problem credits was adequate. The Company continues to monitor the impact of the economic conditions on our commercial customers, the reduced inflow of non-accruals and criticized loans in addition to the significant decline in early stage delinquencies.  The improvement in these credit metrics supports management’s outlook for continued improved credit quality performance.

The balance of impaired loans was $31.2 million, with specific allowances of $2.7 million against those loans at March 31, 2015, as compared to $29.4 million with allowances of $2.9 million, at December 31, 2014.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 77% of total loans and leases at March 31, 2015 as compared to 76% at December 31, 2014.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2015	December 31, 2014
Balance, January 1	$37,802	$38,766
Provision for loan and lease losses	597	(163)
Loan charge-offs:
Residential real estate:
Residential mortgage	(77)	(323)
Residential construction	-	(4)
Commercial real estate:
Commercial investor	-	(3)
Commercial owner occupied	(213)	(265)
Commercial AD&C	(706)	(529)
Commercial business	(19)	(729)
Leases	-	-
Consumer	(99)	(834)
Total charge-offs	(1,114)	(2,687)
Loan recoveries:
Residential real estate:
Residential mortgage	12	121
Residential construction	8	79
Commercial real estate:
Commercial investor	5	38
Commercial owner occupied	1	6
Commercial AD&C	-	-
Commercial business	108	1,477
Leases	-	-
Consumer	56	165
Total recoveries	190	1,886
Net charge-offs	(924)	(801)
Balance, period end	$37,475	$37,802

Net charge-offs to average loans and leases	0.12%	0.03%
Allowance for loan losses to loans	1.18%	1.21%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans and leases:
Residential real estate:
Residential mortgage	$3,235	$3,012
Residential construction	788	1,105
Commercial real estate:
Commercial investor	10,083	8,156
Commercial owner occupied	8,974	8,941
Commercial AD&C	1,363	2,464
Commercial business	4,166	3,184
Leases	-	-
Consumer	1,962	1,668
Total non-accrual loans and leases	30,571	28,530

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Leases	-	-
Consumer	-	-
Total 90 days past due loans and leases	-	-

Restructured loans and leases (accruing)	5,446	5,497
Total non-performing loansand leases	36,017	34,027
Other real estate owned, net	3,227	3,195
Total non-performing assets	$39,244	$37,222

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
March 31, 2015	(4.40%)	(2.24%)	(0.50%)	(0.46%)	N/A	N/A	N/A	N/A
December 31, 2014	(5.12%)	(2.62%)	(0.89%)	(0.52%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2014 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2014 to March 31, 2015 was the result of a decline in short-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates.  The decline in short-term borrowings was partially offset by a modest increase in repurchase agreements.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
March 31, 2015	(7.22%)	(4.79%)	(2.37%)	(1.19%)	N/A	N/A	N/A	N/A
December 31, 2014	(9.97%)	(6.75%)	(4.17%)	(1.97%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2014 to March 31, 2015 in all rising shock scenarios. The positive impact in EVE was driven by longer durations on several deposit categories, especially noninterest-bearing checking accounts, resulting in increased market value premiums should rates increase.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at March 31, 2015.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at March 31, 2015. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of March 31, 2015, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.3 billion, of which $1.1 billion was available for borrowing based on pledged collateral, with $590 million borrowed against it as of March 31, 2015. The line of credit at the Federal Reserve totaled $337 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of March 31, 2015.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at March 31, 2015, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of March 31, 2015. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at March 31, 2015.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of March 31, 2015, the Bank could have declared a dividend of $54 million to Bancorp. At March 31, 2015, Bancorp had liquid assets of $4 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Commercial	$226,074	$212,628
Real estate-development and construction	86,347	100,264
Real estate-residential mortgage	41,604	12,667
Lines of credit, principally home equity and business lines	838,371	810,552
Standby letters of credit	56,858	58,144
Total Commitments to extend credit and available credit lines	$1,249,254	$1,194,255

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as discussed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended March 31, 2015.

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
January 1, 2015 through
January 31, 2015	56,686	$25.14	56,686	1,154,267
February 1, 2015 through
February 28, 2015	98,452	$25.61	98,452	1,055,815
March 1, 2015 through
March 31, 2015	196,231	$25.94	196,231	859,584

Item 3. Defaults Upon Senior Securities – None

Item 4.  Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: May 8, 2015

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: May 8, 2015