Form 10-Q
period 2015-06-30
SANDY SPRING BANCORP INC
filed 2015-08-06
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes [X]      No [  ]

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

Yes [  ]      No [X]

The number of outstanding shares of common stock outstanding as of August 3, 2015

Common stock, $1.00 par value – 24,566,838 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
June 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months
Ended June 30, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Six Months Ended June 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Six
Months Ended June 30, 2015 and 2014	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Six Months Ended June 30, 2015 and 2014	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	59

Item 4. CONTROLS AND PROCEDURES	59

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	59

Item 1A. RISK FACTORS	59

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

Item 3. DEFAULTS UPON SENIOR SECURITIES	60

Item 4. MINE SAFETY DISCLOSURES	60

Item 5. OTHER INFORMATION	60

Item 6. EXHIBITS	60

SIGNATURES	61

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and due from banks	$53,569	$52,804
Federal funds sold	472	473
Interest-bearing deposits with banks	35,601	42,940
Cash and cash equivalents	89,642	96,217
Residential mortgage loans held for sale (at fair value)	19,445	10,512
Investments available-for-sale (at fair value)	625,819	672,209
Investments held-to-maturity -- fair value of $217,880 and $222,260 at June 30, 2015
and December 31, 2014, respectively	216,866	219,973
Other equity securities	35,599	41,437
Total loans and leases	3,288,865	3,127,392
Less: allowance for loan and lease losses	(38,713)	(37,802)
Net loans and leases	3,250,152	3,089,590
Premises and equipment, net	51,609	49,402
Other real estate owned	4,514	3,195
Accrued interest receivable	13,144	12,634
Goodwill	84,171	84,171
Other intangible assets, net	296	510
Other assets	116,110	117,282
Total assets	$4,507,367	$4,397,132

Liabilities
Noninterest-bearing deposits	$1,092,413	$993,737
Interest-bearing deposits	2,154,933	2,072,772
Total deposits	3,247,346	3,066,509
Securities sold under retail repurchase agreements and federal funds purchased	111,817	74,432
Advances from FHLB	550,000	655,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	44,331	44,440
Total liabilities	3,988,494	3,875,381

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,562,471 and 25,044,877 at June 30, 2015 and
December 31, 2014, respectively	24,562	25,045
Additional paid in capital	181,504	194,647
Retained earnings	313,399	302,882
Accumulated other comprehensive loss	(592)	(823)
Total stockholders' equity	518,873	521,751
Total liabilities and stockholders' equity	$4,507,367	$4,397,132

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$33,031	$30,706	$65,170	$60,440
Interest on loans held for sale	132	71	208	130
Interest on deposits with banks	22	22	44	42
Interest and dividends on investment securities:
Taxable	3,850	3,876	7,427	7,992
Exempt from federal income taxes	1,814	2,316	4,072	4,637
Total interest income	38,849	36,991	76,921	73,241
Interest Expense:
Interest on deposits	1,367	1,193	2,561	2,377
Interest on retail repurchase agreements and federal funds purchased	60	37	110	75
Interest on advances from FHLB	3,266	3,233	6,502	6,451
Interest on subordinated debt	223	219	442	437
Total interest expense	4,916	4,682	9,615	9,340
Net interest income	33,933	32,309	67,306	63,901
Provision (credit) for loan and lease losses	1,218	158	1,815	(824)
Net interest income after provision (credit) for loan and lease losses	32,715	32,151	65,491	64,725
Non-interest Income:
Investment securities gains	19	-	19	-
Service charges on deposit accounts	1,839	2,089	3,721	4,061
Mortgage banking activities	822	570	2,000	886
Wealth management income	5,161	4,741	10,077	9,207
Insurance agency commissions	881	961	2,499	2,601
Income from bank owned life insurance	606	608	1,319	1,206
Visa check fees	1,220	1,169	2,277	2,147
Other income	1,561	1,556	3,356	2,835
Total non-interest income	12,109	11,694	25,268	22,943
Non-interest Expenses:
Salaries and employee benefits	17,534	16,474	34,833	32,829
Occupancy expense of premises	3,173	3,274	6,662	6,746
Equipment expenses	1,490	1,262	2,863	2,518
Marketing	942	802	1,473	1,344
Outside data services	1,102	1,216	2,363	2,432
FDIC insurance	654	573	1,285	1,093
Amortization of intangible assets	106	224	213	594
Litigation expenses	162	6,128	362	6,128
Other expenses	4,314	4,188	8,667	8,006
Total non-interest expenses	29,477	34,141	58,721	61,690
Income before income taxes	15,347	9,704	32,038	25,978
Income tax expense	5,014	2,722	10,480	8,068
Net income	$10,333	$6,982	$21,558	$17,910

Net Income Per Share Amounts:
Basic net income per share	$0.42	$0.28	$0.87	$0.72
Diluted net income per share	$0.42	$0.28	$0.87	$0.71
Dividends declared per share	$0.22	$0.18	$0.44	$0.36

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$10,333	$6,982	$21,558	$17,910
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments available-for-sale	(4,819)	6,361	(185)	13,493
Related income tax (expense) benefit	1,915	(2,522)	74	(5,345)
Net investment gains reclassified into earnings	19	-	19	-
Related income tax expense	(8)	-	(8)	-
Net effect on other comprehensive income (loss) for the period	(2,893)	3,839	(100)	8,148

Defined benefit pension plan:
Recognition of unrealized gain	259	68	551	116
Related income tax expense	(104)	(24)	(220)	(61)
Net effect on other comprehensive income for the period	155	44	331	55
Total other comprehensive income (loss)	(2,738)	3,883	231	8,203
Comprehensive income	$7,595	$10,865	$21,789	$26,113

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$21,558	$17,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,504	3,673
Provision (credit) for loan and lease losses	1,815	(824)
Share based compensation expense	941	853
Deferred income tax expense	116	1,029
Origination of loans held for sale	(109,045)	(59,566)
Proceeds from sales of loans held for sale	101,688	59,704
Gains on sales of loans held for sale	(1,576)	(815)
Loss on sales of other real estate owned	-	(2)
Investment securities gains	(19)	-
Net (increase) decrease in accrued interest receivable	(510)	261
Net increase in other assets	(65)	(4,580)
Net increase (decrease) in accrued expenses and other liabilities	(162)	4,472
Other – net	2,069	2,427
Net cash provided by operating activities	20,314	24,542
Investing activities:
Purchases of investments held-to-maturity	(2,100)	-
Net proceeds from other equity securities	5,838	4,560
Proceeds from maturities, calls and principal payments of investments held-to-maturity	4,786	680
Proceeds from maturities, calls and principal payments of investments available-for-sale	45,249	42,228
Net increase in loans and leases	(163,717)	(127,333)
Proceeds from the sales of other real estate owned	-	32
Expenditures for premises and equipment	(4,559)	(1,795)
Net cash used in investing activities	(114,503)	(81,628)
Financing activities:
Net increase in deposits	180,837	161,445
Net increase in retail repurchase agreements and federal funds purchased	37,385	19,075
Proceeds from advances from FHLB	1,174,000	980,000
Repayment of advances from FHLB	(1,279,000)	(1,058,000)
Proceeds from issuance of common stock	13	34
Tax benefits associated with share based compensation	335	-
Repurchase of common stock	(14,915)	-
Dividends paid	(11,041)	(9,094)
Net cash (used) provided by financing activities	87,614	93,460
Net increase (decrease) in cash and cash equivalents	(6,575)	36,374
Cash and cash equivalents at beginning of period	96,217	74,427
Cash and cash equivalents at end of period	$89,642	$110,801

Supplemental Disclosures:
Interest payments	$9,619	$9,358
Income tax payments	9,876	10,151
Transfers from loans to other real estate owned	1,340	671

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	21,558	-	21,558
Other comprehensive income, net of tax	-	-	-	231	231
Common stock dividends - $0.44 per share	-	-	(11,041)	-	(11,041)
Stock compensation expense	-	941	-	-	941
Common stock issued pursuant to:
Stock option plan - 26,695 shares	26	365	-	-	391
Directors stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 12,613 shares	12	264	-	-	276
Restricted stock - 52,921 shares	53	(394)	-	-	(341)
Purchase of treasury shares - 575,472 shares	(575)	(14,340)	-	-	(14,915)
Balances at June 30, 2015	$24,562	$181,504	$313,399	$(592)	$518,873

Balance at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income	-	-	17,910	-	17,910
Other comprehensive income, net of tax	-	-	-	8,203	8,203
Common stock dividends - $0.36 per share	-	-	(9,094)	-	(9,094)
Stock compensation expense	-	853	-	-	853
Common stock issued pursuant to:
Stock option plan - 13,721 shares	14	174	-	-	188
Employee stock purchase plan - 11,423 shares	11	229	-	-	240
Restricted stock - 54,535 shares	55	(449)	-	-	(394)
Balances at June 30, 2014	$25,070	$194,252	$292,714	$5,233	$517,269

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Pending Accounting Pronouncements

The FASB issued a standard in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2017.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	June 30, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$139,542	$122	$(1,684)	$137,980	$144,497	$-	$(2,818)	$141,679
State and municipal	153,769	8,185	(1)	161,953	157,603	9,453	(4)	167,052
Mortgage-backed	317,433	8,794	(2,082)	324,145	354,631	9,824	(2,936)	361,519
Trust preferred	1,111	-	(93)	1,018	1,348	-	(112)	1,236
Total debt securities	611,855	17,101	(3,860)	625,096	658,079	19,277	(5,870)	671,486
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$612,578	$17,101	$(3,860)	$625,819	$658,802	$19,277	$(5,870)	$672,209

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at June 30, 2015 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at June 30, 2015 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($150.6 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($173.5 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At June 30, 2015 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

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

•         Overall default (.61%), recovery and prepayment (2%)/amortization probabilities by issuers in the pool;

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

•         Evaluation of the length of time and the extent to which the fair value has been less than the amortized cost; and

•         A discount rate of 11.5% was established using credit adjusted financial institution spreads for comparably rated institutions and a liquidity adjustment that considered the previously noted characteristics.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended June 30, 2015.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at June 30, 2015.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at June 30, 2015.

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

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2014	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities, through June 30, 2015	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	June 30, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	10	$108,274	$605	$1,079	$1,684
State and municipal	2	1,410	1	-	1
Mortgage-backed	22	111,424	250	1,832	2,082
Trust preferred	1	1,111	-	93	93
Total	35	$222,219	$856	$3,004	$3,860

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,679	$60	$2,758	$2,818
State and municipal	2	1,409	4	-	4
Mortgage-backed	20	108,902	58	2,878	2,936
Trust preferred	1	1,236	-	112	112
Total	37	$253,226	$122	$5,748	$5,870

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

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$690	$701	$691	$714
Due after one year through five years	116,702	118,680	47,900	49,385
Due after five years through ten years	247,330	254,687	332,841	340,852
Due after ten years	247,133	251,028	276,647	280,535
Total debt securities available for sale	$611,855	$625,096	$658,079	$671,486

At June 30, 2015 and December 31, 2014, investments available-for-sale with a book value of $229.0 million and $212.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at June 30, 2015 and December 31, 2014.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	June 30, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,515	$-	$(1,340)	$63,175	$64,512	$-	$(1,734)	$62,778
State and municipal	150,069	3,454	(1,126)	152,397	155,261	4,321	(325)	159,257
Mortgage-backed	182	26	-	208	200	25	-	225
Corporate debt	2,100	-	-	2,100	-	-	-	-
Total investments held-to-maturity	$216,866	$3,480	$(2,466)	$217,880	$219,973	$4,346	$(2,059)	$222,260

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$63,175	$533	$807	$1,340
State and municipal	63	55,987	874	252	1,126
Total	71	$119,162	$1,407	$1,059	$2,466

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,778	$-	$1,734	$1,734
State and municipal	41	32,027	18	307	325
Total	49	$94,805	$18	$2,041	$2,059

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$846	$865	$1,690	$1,694
Due after one year through five years	10,656	11,013	6,763	6,938
Due after five years through ten years	169,756	170,879	163,252	164,787
Due after ten years	35,608	35,123	48,268	48,841
Total debt securities held-to-maturity	$216,866	$217,880	$219,973	$222,260

At June 30, 2015 and December 31, 2014, investments held-to-maturity with a book value of $193.3 million and $202.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at June 30, 2015 and December 31, 2014.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	June 30, 2015	December 31, 2014
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	27,330	33,168
Total equity securities	$35,599	$41,437

Note 3 – Loans and Leases

Outstanding loan balances at June 30, 2015 and December 31, 2014 are net of unearned income including net deferred loan costs of $0.7 million and $0.5 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	June 30, 2015	December 31, 2014
Residential real estate:
Residential mortgage	$744,195	$717,886
Residential construction	137,134	136,741
Commercial real estate:
Commercial owner occupied real estate	643,973	611,061
Commercial investor real estate	694,179	640,193
Commercial acquisition, development and construction	223,103	205,124
Commercial Business	409,795	390,781
Leases	21	54
Consumer	436,465	425,552
Total loans and leases	$3,288,865	$3,127,392

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Six Months Ended June 30,
(In thousands)	2015	2014
Balance at beginning of year	$37,802	$38,766
Provision for loan and lease losses	1,815	(824)
Loan and lease charge-offs	(1,837)	(1,176)
Loan and lease recoveries	933	1,193
Net (charge-offs) recoveries	(904)	17
Balance at period end	$38,713	$37,959

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Six Months Ended June 30, 2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction		Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232		$923	$37,802
Provision (credit)	13	(336)	947	584		-		234	318		55	1,815
Charge-offs	(181)	(739)	(90)	(212)		-		(537)	(78)		-	(1,837)
Recoveries	197	580	10	1		-		99	31		15	933
Net charge-offs	16	(159)	(80)	(211)		-		(438)	(47)		15	(904)
Balance at end of period	$5,881	$3,772	$10,651	$7,516		$9		$3,388	$6,503		$993	$38,713

Total loans and leases	$409,795	$223,103	$694,179	$643,973		$21		$436,465	$744,195		$137,134	$3,288,865
Allowance for loans and leases to total loans and leases ratio	1.44%	1.69%	1.53%	1.17%		42.86%		0.78%	0.87%		0.72%	1.18%

Balance of loans specifically evaluated for impairment	$4,181	$194	$12,126	$8,423	$	na.	$	na.	$3,770	$	na.	$28,694
Allowance for loans specifically evaluated for impairment	$1,047	$58	$715	$1,066	$	na.	$	na.	$-	$	na.	$2,886
Specific allowance to specific loans ratio	25.04%	29.90%	5.90%	12.66%		na.		na.	na.		na.	10.06%

Balance of loans collectively evaluated	$405,614	$222,909	$682,053	$635,550		$21		$436,465	$740,425		$137,134	$3,260,171
Allowance for loans collectively evaluated	$4,834	$3,714	$9,936	$6,450		$9		$3,388	$6,503		$993	$35,827
Collective allowance to collective loans ratio	1.19%	1.67%	1.46%	1.01%		42.86%		0.78%	0.88%		0.72%	1.10%

	For the Year Ended December 31, 2014
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308		$16		$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,204)	1,042	486	1,094		(7)		119	(1,385)	(308)	(163)
Charge-offs	(729)	(529)	(3)	(265)		-		(834)	(323)	(4)	(2,687)
Recoveries	1,477	-	38	6		-		165	121	79	1,886
Net charge-offs	748	(529)	35	(259)		-		(669)	(202)	75	(801)
Balance at end of period	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802

Total loans and leases	$390,781	$205,124	$640,193	$611,061		$54		$425,552	$717,886	$136,741	$3,127,392
Allowance for loans and leases to total loans and leases ratio	1.50%	2.08%	1.53%	1.17%		16.80%		0.84%	0.87%	0.67%	1.21%

Balance of loans specifically evaluated for impairment	$3,894	$2,464	$10,279	$8,941	$	na.	$	na.	$3,535	$306	$29,419
Allowance for loans specifically evaluated for impairment	$788	$741	$541	$824	$	na.	$	na.	$-	$-	$2,894
Specific allowance to specific loans ratio	20.24%	30.07%	5.26%	9.22%		na.		na.	na.	na.	9.84%

Balance of loans collectively evaluated	$386,887	$202,660	$629,914	$602,120		$54		$425,552	$714,351	$136,435	$3,097,973
Allowance for loans collectively evaluated	$5,064	$3,526	$9,243	$6,319		$9		$3,592	$6,232	$923	$34,908
Collective allowance to collective loans ratio	1.31%	1.74%	1.47%	1.05%		16.80%		0.84%	0.87%	0.68%	1.13%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	June 30, 2015	December 31, 2014
Impaired loans with a specific allowance	$9,661	$11,411
Impaired loans without a specific allowance	19,033	18,008
Total impaired loans	$28,694	$29,419

Allowance for loan and lease losses related to impaired loans	$2,886	$2,894
Allowance for loan and lease losses related to loans collectively evaluated	35,827	34,908
Total allowance for loan and lease losses	$38,713	$37,802

Average impaired loans for the period	$28,769	$34,331
Contractual interest income due on impaired loans during the period	$1,326	$2,339
Interest income on impaired loans recognized on a cash basis	$324	$773
Interest income on impaired loans recognized on an accrual basis	$122	$280

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	June 30, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$659	$57	$2,589	$4,561	$-	$7,866
Restructured accruing	881	-	-	-	-	881
Restructured non-accruing	203	-	72	639	-	914
Balance	$1,743	$57	$2,661	$5,200	$-	$9,661

Allowance	$1,047	$58	$715	$1,066	$-	$2,886

Impaired loans without a specific allowance
Non-accruing	$1,013	$-	$7,362	$1,785	$-	$10,160
Restructured accruing	15	-	2,103	-	2,621	4,739
Restructured non-accruing	1,410	137	-	1,438	1,149	4,134
Balance	$2,438	$137	$9,465	$3,223	$3,770	$19,033

Total impaired loans
Non-accruing	$1,672	$57	$9,951	$6,346	$-	$18,026
Restructured accruing	896	-	2,103	-	2,621	5,620
Restructured non-accruing	1,613	137	72	2,077	1,149	5,048
Balance	$4,181	$194	$12,126	$8,423	$3,770	$28,694

Unpaid principal balance in total impaired loans	$5,646	$4,456	$16,878	$10,271	$4,086	$41,337

	June 30, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,013	$1,340	$10,829	$8,779	$3,808	$28,769
Contractual interest income due on impaired loans during the period	$207	$188	$469	$366	$96
Interest income on impaired loans recognized on a cash basis	$93	$11	$15	$185	$20
Interest income on impaired loans recognized on an accrual basis	$29	$-	$54	$-	$39

	December 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$473	$1,330	$2,288	$5,013	$-	$9,104
Restructured accruing	687	-	-	-	-	687
Restructured non-accruing	308	-	76	1,236	-	1,620
Balance	$1,468	$1,330	$2,364	$6,249	$-	$11,411

Allowance	$788	$741	$541	$824	$-	$2,894

Impaired loans without a specific allowance
Non-accruing	$1,115	$-	$5,792	$1,769	$-	$8,676
Restructured accruing	23	-	2,123	-	2,664	4,810
Restructured non-accruing	1,288	1,134	-	923	1,177	4,522
Balance	$2,426	$1,134	$7,915	$2,692	$3,841	$18,008

Total impaired loans
Non-accruing	$1,588	$1,330	$8,080	$6,782	$-	$17,780
Restructured accruing	710	-	2,123	-	2,664	5,497
Restructured non-accruing	1,596	1,134	76	2,159	1,177	6,142
Balance	$3,894	$2,464	$10,279	$8,941	$3,841	$29,419

Unpaid principal balance in total impaired loans	$5,360	$7,044	$14,926	$10,729	$4,126	$42,185

	December 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,308	$3,651	$9,327	$8,963	$7,082	$34,331
Contractual interest income due on impaired loans during the period	$311	$352	$730	$859	$87
Interest income on impaired loans recognized on a cash basis	$252	$39	$78	$344	$60
Interest income on impaired loans recognized on an accrual basis	$63	$-	$111	$-	$106

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	June 30, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,285	$194	$10,023	$8,423	$-	$1,214	$7,780	$780	$31,699
Loans and leases 90 days past due	-	-	-	-	2	7	-	-	9
Restructured loans and leases	896	-	2,103	-	-	-	2,621	-	5,620
Total non-performing loans and leases	4,181	194	12,126	8,423	2	1,221	10,401	780	37,328
Other real estate owned	39	789	-	-	-	690	1,613	1,383	4,514
Total non-performing assets	$4,220	$983	$12,126	$8,423	$2	$1,911	$12,014	$2,163	$41,842

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,184	$2,464	$8,156	$8,941	$-	$1,668	$3,012	$1,105	$28,530
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	710	-	2,123	-	-	-	2,664	-	5,497
Total non-performing loans and leases	3,894	2,464	10,279	8,941	-	1,668	5,676	1,105	34,027
Other real estate owned	39	365	-	-	-	-	1,408	1,383	3,195
Total non-performing assets	$3,933	$2,829	$10,279	$8,941	$-	$1,668	$7,084	$2,488	$37,222

	June 30, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$61	$-	$85	$609	$-	$1,307	$3,772	$-	$5,834
61-90 days	-	-	1,440	458	-	643	1,244	-	3,785
> 90 days	-	-	-	-	2	7	-	-	9
Total past due	61	-	1,525	1,067	2	1,957	5,016	-	9,628
Non-accrual loans and leases	3,285	194	10,023	8,423	-	1,214	7,780	780	31,699
Loans acquired with deteriorated credit quality	1,198	-	-	1,053	-	-	-	-	2,251
Current loans	405,251	222,909	682,631	633,430	19	433,294	731,399	136,354	3,245,287
Total loans and leases	$409,795	$223,103	$694,179	$643,973	$21	$436,465	$744,195	$137,134	$3,288,865

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$759	$-	$2,374	$2,658	$11	$797	$3,064	$-	$9,663
61-90 days	995	320	1,493	156	-	179	836	-	3,979
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	1,754	320	3,867	2,814	11	976	3,900	-	13,642
Non-accrual loans and leases	3,184	2,464	8,156	8,941	-	1,668	3,012	1,105	28,530
Loans acquired with deteriorated credit quality	1,238	-	-	1,773	-	-	-	-	3,011
Current loans	384,605	202,340	628,170	597,533	43	422,908	710,974	135,636	3,082,209
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	June 30, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$384,562	$220,747	$679,253	$616,435	$1,900,997
Special Mention	8,212	698	1,857	6,431	17,198
Substandard	17,021	1,658	13,069	21,107	52,855
Doubtful	-	-	-	-	-
Total	$409,795	$223,103	$694,179	$643,973	$1,971,050

	Decemeber 31, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$366,367	$201,642	$621,511	$581,575	$1,771,095
Special Mention	8,835	698	3,931	7,669	21,133
Substandard	15,579	2,784	14,751	21,817	54,931
Doubtful	-	-	-	-	-
Total	$390,781	$205,124	$640,193	$611,061	$1,847,159

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	June 30, 2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$19	$435,244	$733,794	$136,354	$1,305,411
Non-performing:
90 days past due	2	7	-	-	9
Non-accruing	-	1,214	7,780	780	9,774
Restructured loans and leases	-	-	2,621	-	2,621
Total	$21	$436,465	$744,195	$137,134	$1,317,815

	December 31, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$54	$423,884	$712,210	$135,636	$1,271,784
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,668	3,012	1,105	5,785
Restructured loans and leases	-	-	2,664	-	2,664
Total	$54	$425,552	$717,886	$136,741	$1,280,233

During the six months ended June 30, 2015, the Company restructured $0.9 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2015 have specific reserves of $0.4 million at June 30, 2015.  For the year ended December 31, 2014, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2014 had specific reserves of $0.1 million at December 31, 2014.  Commitments to lend additional funds on loans that have been restructured at June 30, 2015 and December 31, 2014 amounted to $0.3 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans at the date of restructuring for specific segments of the loan portfolio during the period indicated:

	For the Six Months Ended June 30, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$275	$-	$-	$-	$-	$275
Restructured non-accruing	-	-	-	639	-	639
Balance	$275	$-	$-	$639	$-	$914

Specific allowance	$275	$-	$-	$149	$-	$424

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$75	$-	$1,284	$-	$-	$1,359
Restructured non-accruing	92	192	-	-	-	284
Balance	$167	$192	$1,284	$-	$-	$1,643

Specific allowance	$99	$-	$-	$-	$-	$99

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $4.5 million and $3.2 million at June 30, 2015 and December 31, 2014, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	June 30, 2015			Weighted	December 31, 2014			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$8,623	$(8,327)	$296	1.6 years	$8,623	$(8,113)	$510	1.7 years
Total amortizing intangible assets	$8,623	$(8,327)	$296		$8,623	$(8,113)	$510

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2015	$158
2016	94
2017	16
2018	16
Thereafter	12
Total amortizing intangible assets	$296

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Noninterest-bearing deposits	$1,092,413	$993,737
Interest-bearing deposits:
Demand	525,584	534,605
Money market savings	860,315	828,494
Regular savings	280,143	264,751
Time deposits of less than $100,000	245,347	239,857
Time deposits of $100,000 or more	243,544	205,065
Total interest-bearing deposits	2,154,933	2,072,772
Total deposits	$3,247,346	$3,066,509

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock at the date the plan was approved or approximately 1.3 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first six months of 2015, the Company repurchased 575,472 shares at an average cost of $25.92 per share or a total of $14.9 million.

Note 8 – Share Based Compensation

At June 30, 2015, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, RSU’s and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, all of which are available for issuance at June 30, 2015, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.  At June 30, 2015, no stock options or awards had been granted from this plan.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $0.9 million and $0.8 million was recognized for the six months ended June 30, 2015 and 2014, respectively.  The intrinsic value of stock options exercised in the six months ended June 30, 2015 and 2014 was $0.3 million and $0.1 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.3 million as of June 30, 2015.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.8 million as of June 30, 2015.  That cost is expected to be recognized over a weighted average period of approximately 3.5 years.  The fair value of the options vested during the six months ended June 30, 2015 and 2014, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2015, 21,245 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  Additionally, 79,860 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year.

A summary of share option activity for the period indicated is reflected in the following table:

	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life(Years)	(in thousands)
Balance at January 1, 2015	224,381	$20.88		$1,300
Granted	21,245	$26.20
Exercised	(26,695)	$14.68		$308
Forfeited or expired	(71,708)	$27.96
Balance at June 30, 2015	147,223	$19.37	3.7	$1,268

Exercisable at June 30, 2015	105,984	$17.26	2.7	$1,137

Weighted average fair value of options
granted during the year		$7.63

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2015	226,871	$21.07
Granted	79,860	$26.20
Vested	(78,565)	$19.79
Forfeited	(3,317)	$22.80
Restricted stock at June 30, 2015	224,849	$23.31

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest cost on projected benefit obligation	$407	$403	$817	$794
Expected return on plan assets	(406)	(493)	(812)	(987)
Recognized net actuarial loss	259	68	551	116
Net periodic benefit cost	$260	$(22)	$556	$(77)

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and amounts in thousands, except per share data)	2015	2014	2015	2014
Net income	$10,333	$6,982	$21,558	$17,910

Basic:
Basic weighted average EPS shares	24,626	25,062	24,776	25,031

Basic net income per share	$0.42	$0.28	$0.87	$0.72

Diluted:
Basic weighted average EPS shares	24,626	25,062	24,776	25,031
Dilutive common stock equivalents	64	65	92	95
Dilutive EPS shares	24,690	25,127	24,868	25,126

Diluted net income per share	$0.42	$0.28	$0.87	$0.71

Anti-dilutive shares	8	65	8	56

NOTE 11 – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity.  For condensed financial statements presented for the Company, non-owner changes are comprised of unrealized gains or losses on available-for-sale debt securities and any minimum pension liability adjustments.  These do not have an impact on the Company’s net income.  The following table presents the activity in net accumulated other comprehensive income (loss) and the components of the activity for the periods indicated:

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	(100)	-	(100)
Reclassifications from accumulated other comprehensive income, net of tax	-	331	331
Current period change in other comprehensive income, net of tax	(100)	331	231
Balance at June 30, 2015	$7,978	$(8,570)	$(592)

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	8,148	-	8,148
Reclassifications from accumulated other comprehensive income, net of tax	-	55	55
Current period change in other comprehensive income, net of tax	8,148	55	8,203
Balance at June 30, 2014	$8,506	$(3,273)	$5,233

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2015	2014
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$19	$-
Income before taxes	19	-
Tax expense	8	-
Net income	$11	$-

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$551	$116
Income before taxes	551	116
Tax expense	220	61
Net income	$331	$55
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $20.4 million with a fair value of $1.4 million as of June 30, 2015 compared to $20.9 million with a fair value of $1.5 million as of December 31, 2014.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  During 2014, the Company accrued $6.5 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter of 2014 associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012.  The Company is currently in the process of appealing the decision.  As a result of the appeal process, an additional $0.4 million in legal expenses have been accrued in the first six months of 2015.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$19,445	$-	$19,445
Investments available-for-sale:
U.S. government agencies	-	137,980	-	137,980
State and municipal	-	161,953	-	161,953
Mortgage-backed	-	324,145	-	324,145
Trust preferred	-	-	1,018	1,018
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,390	-	1,390

Liabilities
Interest rate swap agreements	$-	$(1,390)	$-	$(1,390)

	December 31, 2014
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$10,512	$-	$10,512
Investments available-for-sale:
U.S. government agencies	-	141,679	-	141,679
State and municipal	-	167,052	-	167,052
Mortgage-backed	-	361,519	-	361,519
Trust preferred	-	-	1,236	1,236
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,501	-	1,501

Liabilities
Interest rate swap agreements	$-	$(1,501)	$-	$(1,501)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2015	$1,236
Principal redemption	(218)
Balance at June 30, 2015	$1,018

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$6,913	$6,913	$10,304
Other real estate owned	-	-	4,514	4,514	(268)
Total	$-	$-	$11,427	$11,427	$10,036

	December 31, 2014
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$7,819	$7,819	$13,893
Other real estate owned	-	-	3,195	3,195	(247)
Total	$-	$-	$11,014	$11,014	$13,646

At June 30, 2015, impaired loans totaling $28.7 million were written down to fair value of $25.8 million as a result of specific loan loss allowances of $2.9 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $29.4 million were written down to fair value of $26.5 million at December 31, 2014 as a result of specific loan loss allowances of $2.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	June 30, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$252,465	$253,479	$-	$253,479	$-
Loans, net of allowance	3,250,152	3,279,656	-	-	3,279,656
Other assets	89,617	89,617	-	89,617	-

Financial Liabilities
Time Deposits	$488,891	$489,419	$-	$489,419	$-
Securities sold under retail repurchase agreements and
federal funds purchased	111,817	111,817	-	111,817	-
Advances from FHLB	550,000	572,615	-	572,615	-
Subordinated debentures	35,000	13,108	-	-	13,108

			Fair Value Measurements
	December 31, 2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,410	$263,697	$-	$263,697	$-
Loans, net of allowance	3,089,590	3,118,635	-	-	3,118,635
Other assets	88,657	88,657	-	88,657	-

Financial Liabilities
Time Deposits	$444,921	$444,729	$-	$444,729	$-
Securities sold under retail repurchase agreements and
federal funds purchased	74,432	74,432	-	74,432	-
Advances from FHLB	655,000	679,163	-	679,163	-
Subordinated debentures	35,000	13,276	-	-	13,276

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at June 30, 2015 and December 31, 2014 as determined by the each insurance carrier.  The carrying value of accrued interest receivable approximates fair values due to the short-term duration.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six ended June 30, 2015 and 2014, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six ended June 30, 2015 and 2014, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.1 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and six ended June 30, 2015 and 2014, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended June 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$38,849	$-	$2	$(2)	$38,849
Interest expense	4,918	-	-	(2)	4,916
Provision for loan and lease losses	1,218	-	-	-	1,218
Noninterest income	24,945	984	1,754	(15,574)	12,109
Noninterest expenses	42,958	1,169	924	(15,574)	29,477
Income before income taxes	14,700	(185)	832	-	15,347
Income tax expense	4,763	(74)	325	-	5,014
Net income	$9,937	$(111)	$507	$-	$10,333

Assets	$4,508,858	$5,647	$10,672	$(17,810)	$4,507,367

	Three Months Ended June 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$36,991	$3	$5	$(8)	$36,991
Interest expense	4,690	-	-	(8)	4,682
Provision for loan and lease losses	158	-	-	-	158
Non-interest income	12,108	1,045	1,717	(3,176)	11,694
Non-interest expenses	35,305	1,125	887	(3,176)	34,141
Income before income taxes	8,946	(77)	835	-	9,704
Income tax expense	2,427	(30)	325	-	2,722
Net income	$6,519	$(47)	$510	$-	$6,982

Assets	$4,257,129	$6,025	$10,927	$(39,739)	$4,234,342

	Six Months Ended June 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$76,920	$1	$3	$(3)	$76,921
Interest expense	9,618	-	-	(3)	9,615
Provision for loan and lease losses	1,815	-	-	-	1,815
Noninterest income	34,781	2,678	3,564	(15,755)	25,268
Noninterest expenses	69,975	2,552	1,949	(15,755)	58,721
Income before income taxes	30,293	127	1,618	-	32,038
Income tax expense	9,797	52	631	-	10,480
Net income	$20,496	$75	$987	$-	$21,558

Assets	$4,508,858	$5,647	$10,672	$(17,810)	$4,507,367

	Six Months Ended June 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$73,241	$5	$9	$(14)	$73,241
Interest expense	9,354	-	-	(14)	9,340
Provision (credit) for loan and lease losses	(824)	-	-	-	(824)
Non-interest income	20,123	2,776	3,395	(3,351)	22,943
Non-interest expenses	60,917	2,317	1,807	(3,351)	61,690
Income before income taxes	23,917	464	1,597	-	25,978
Income tax expense	7,258	188	622	-	8,068
Net income	$16,659	$276	$975	$-	$17,910

Assets	$4,257,129	$6,025	$10,927	$(39,739)	$4,234,342

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

With $4.5 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., Sandy Spring Bank  offers a comprehensive menu of insurance and investment management services.

Overview

Net income for the Company for the second quarter of 2015 totaled $10.3 million ($0.42 per diluted share) as compared to net income of $7.0 million ($0.28 per diluted share) for the second quarter of 2014. For the first six months of 2015, net income totaled $21.6 million ($0.87 per diluted share), compared to net income of $17.9 million ($0.71 per diluted share), for the first six months of 2014. During the second quarter of 2014, the Company recognized accrued litigation expenses of $6.1 million due to an adverse jury verdict. These results reflect the following events:

•         Average total loans for the second quarter of 2015 increased 12% compared to the second quarter of 2014 due to organic growth in each of the three major portfolio segments.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 11% to $1.6 billion at June 30, 2015 as compared to $1.5 billion at June 30,2014.

•         The provision for loan and lease losses was a charge of $1.2 million for the second quarter of 2015 as compared to a charge of $0.2 million for the second quarter of 2014 and a charge of $0.6 million for the first quarter of 2015. The increase in the provision for the second quarter of 2015 was driven primarily by loan growth over the prior year period.

•         The net interest margin was 3.42% in the second quarter of 2015, compared to 3.48% for the second quarter of 2014 and 3.44% for the first quarter of 2015. The decrease compared to the prior year’s quarter was the result of declining loan yields, primarily in the commercial loan portfolio.

•         Non-interest income increased $0.4 million or 4% for the second quarter of 2015 compared to the second quarter of 2014 due largely to increases in wealth management income and income from mortgage banking activities.

•         During the first six months of 2015, the Company repurchased 575,472 shares of its common stock at an average price of $25.92 per share as part of its existing share repurchase program.

In the first six months of 2015, the Mid-Atlantic region in which the Company operates continued to show economic improvement. While the national economy improved during the first half of the year, international economic concerns together with volatile oil prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus restricted economic expansion. Slowing economic growth and stock market declines in China together with continuing default concerns in Greece and Puerto Rico have served as underlying volatility factors in financial markets. Together with state and municipal budget challenges across the country, these factors have caused enough economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $41.8 million at June 30, 2015 from $43.7 million at June 30, 2014. This decrease was due primarily to problem loan pay-offs and a reduction in restructured loans. Non-performing assets represented 0.93% of total assets at June 30, 2015 compared to 1.03% at June 30, 2014.  The ratio of net charge-offs to average loans and leases was insignificant for the second quarter of 2015, compared to 0.03% for the prior year quarter.

Non-interest income increased 4% in the second quarter of 2015 compared to the second quarter of 2014. This increase was driven by a 9% increase in wealth management income due primarily to higher assets under management. Income from mortgage banking activities increased 44% for the quarter due primarily to higher volumes of loan originations.

Non-interest expenses decreased 14% in the second quarter of 2015 compared to the prior year quarter due mainly to litigation expenses incurred in the second quarter of 2014. Excluding such expenses, non-interest expenses increased 5% due to higher salaries and benefits and other non-interest expenses.

Total assets at June 30, 2015 increased 3% compared to December 31, 2014. Loan balances increased 5% compared to the prior year end due to growth of 7% in commercial loans while both consumer and residential mortgage loans increased 3% compared to the prior year end. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 7% compared to balances at December 31, 2014. The increase in customer funding sources was driven primarily by increases of 10% in certificates of deposit, 6% in noninterest-bearing and interest-bearing transaction accounts and 6% in regular savings accounts. Retail repurchase agreements also increased 50% as the Company increased its emphasis on the sale of cash management services.  The Company continued to manage its net interest margin, primarily by utilizing short-term FHLB borrowings, deposit growth and retail repurchase agreements to fund loans during this extended period of historically low interest rates.  During the same period, stockholders’ equity decreased $3 million to $519 million as the payment of dividends and repurchases of stock under the Company’s share repurchase program exceeded net income during the period.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Six Months Ended June 30,
		2015			2014
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$729,343	$12,279	3.37%	$640,155	$11,061	3.46%
Residential construction loans	134,849	2,489	3.72	140,147	2,612	3.76
Commercial ADC loans	212,257	4,862	4.62	165,319	4,253	5.19
Commercial investor real estate loans	657,088	15,350	4.71	566,275	13,872	4.94
Commercial owner occupied real estate loans	618,100	15,200	4.96	582,042	14,213	5.08
Commercial business loans	390,853	8,507	4.39	349,162	8,091	4.67
Leasing	36	1	3.76	459	12	5.22
Consumer loans	429,746	7,106	3.35	383,983	6,326	3.34
Total loans and leases (2)	3,172,272	65,794	4.18	2,827,542	60,440	4.34
Loans held for sale	10,583	208	3.94	6,083	130	4.28
Taxable securities	617,861	7,722	2.50	699,460	8,715	2.49
Tax-exempt securities (3)	294,024	6,305	4.29	302,398	6,527	4.32
Interest-bearing deposits with banks	35,273	44	0.25	33,853	42	0.25
Federal funds sold	473	1	0.22	475	-	0.22
Total interest-earning assets	4,130,486	80,074	3.90	3,869,811	75,854	3.96

Less: allowance for loan and lease losses	(37,833)			(38,864)
Cash and due from banks	46,663			45,268
Premises and equipment, net	51,127			45,787
Other assets	215,567			209,535
Total assets	$4,406,010			$4,131,537

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$525,692	207	0.08%	$468,677	194	0.08%
Regular savings deposits	274,220	71	0.05	255,667	97	0.08
Money market savings deposits	832,549	590	0.14	871,464	546	0.13
Time deposits	455,147	1,693	0.75	462,591	1,540	0.67
Total interest-bearing deposits	2,087,608	2,561	0.25	2,058,399	2,377	0.23
Other borrowings	98,228	110	0.23	65,889	75	0.23
Advances from FHLB	614,254	6,502	2.13	573,619	6,451	2.27
Subordinated debentures	35,000	442	2.53	35,000	437	2.50
Total interest-bearing liabilities	2,835,090	9,615	0.68	2,732,907	9,340	0.69

Noninterest-bearing demand deposits	1,004,965			862,830
Other liabilities	46,824			27,984
Stockholders' equity	519,131			507,816
Total liabilities and stockholders' equity	$4,406,010			$4,131,537

Net interest income and spread		$70,459	3.22%		$66,514	3.27%
Less: tax-equivalent adjustment		3,153			2,613
Net interest income		$67,306			$63,901

Interest income/earning assets			3.90%			3.96%
Interest expense/earning assets			0.47			0.48
Net interest margin			3.43%			3.48%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $3.2 million and $2.6 million in 2015 and 2014, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net income for the Company for the first six months of 2015 totaled $21.6 million ($0.87 per diluted share) compared to net income of $17.9 million ($0.71 per diluted share) for the first six months of 2014.

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

Net interest income for the first six months of 2015 was $67.3 million compared to $63.9 million for the first six months of 2014. On a tax-equivalent basis, net interest income for the first six months of 2015 was $70.5 million compared to $66.5 million for the first six months of 2014, an increase of 6%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.43% for the first six months of 2015 compared to 3.48% for the prior year period.  Year-to-date 2015 average interest-earning assets increased by 7% while average interest-bearing liabilities increased 4% compared to the year ago period.  Average noninterest-bearing deposits increased 16% in the first six months of 2015 while the percentage of average noninterest-bearing deposits to total deposits increased to 32% for the first six months of 2015 compared to 30% for the first six months of 2014.The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings and the increase in noninterest-bearing deposits.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2015 vs. 2014			2014 vs. 2013
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$5,354	$7,598	$(2,244)	$1,582	$5,680	$(4,098)
Loans held for sale	78	89	(11)	(532)	(681)	149
Securities	(1,215)	(1,382)	167	124	(700)	824
Other earning assets	3	3	-	(1)	(1)	-
Total interest income	4,220	6,308	(2,088)	1,173	4,298	(3,125)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	13	15	(2)	11	21	(10)
Regular savings deposits	(26)	8	(34)	(9)	8	(17)
Money market savings deposits	44	(21)	65	(243)	(11)	(232)
Time deposits	153	(26)	179	(233)	(140)	(93)
Total borrowings	91	721	(630)	14	1,333	(1,319)
Total interest expense	275	697	(422)	(460)	1,211	(1,671)
Net interest income	$3,945	$5,611	$(1,666)	$1,633	$3,087	$(1,454)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income for the first six months of 2015 increased 6% compared to the first six months of 2014. The previous table shows that, in 2015, the increase in average loans and leases more than offset the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 12% for the first six months of 2015 compared to the prior year period. This growth was primarily in the commercial investor real estate and residential mortgage portfolios. These increases were driven by organic loan growth as the regional economy improved. The yield on average loans and leases decreased by 16 basis points due to the pay-off of higher rate loans and the origination of new loans at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 24 basis points in the yield on the commercial loan portfolio together with a decrease of 9 basis points in the yield in the residential mortgage portfolio.

The average yield on total investment securities increased 4 basis points while the average balance of the portfolio decreased 9% for the first six months of 2015 compared to the first six months of 2014. The increase in the yield on investments was due primarily to a change in the mix of the overall portfolio as principal amortization reduced the relative size of the lower-yielding mortgage-backed securities while the balance of tax-exempt securities remained essentially unchanged.

Interest Expense

Interest expense increased 3% in the first six months of 2015 compared to the first half of 2014. The increase in the expense was due to the cost of interest-bearing deposits increasing primarily due to growth in the average balances at relatively the same rates, while the increase in the average balances of Federal Home Loan Bank advances was largely offset by a 14 basis point decrease in the average rates paid. Average deposits increased 6% in the first six months of 2015 compared to the prior year period. This increase was primarily due to increases of $199 million or 15% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $19 million or 7% in regular savings accounts as clients kept funds in short-term instruments to preserve liquidity.  This growth was partially offset by a decrease in average certificates of deposit of $7 million or 2% in the first six months of 2015 compared to the prior year-to-date. Average balances of money market accounts decreased 4% in the first six months of 2015 compared to the first six months of 2014 as clients generally maintained liquidity.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Six Months Ended June 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Securities gains	$19	$-	$19	-
Service charges on deposit accounts	3,721	4,061	(340)	(8.4)%
Mortgage banking activities	2,000	886	1,114	125.7
Wealth management income	10,077	9,207	870	9.4
Insurance agency commissions	2,499	2,601	(102)	(3.9)
Income from bank owned life insurance	1,319	1,206	113	9.4
Bank card fees	2,277	2,147	130	6.1
Other income	3,356	2,835	521	18.4
Total non-interest income	$25,268	$22,943	$2,325	10.1

Total non-interest income was $25.3 million for the first six months of 2015 compared to $22.9 million for the first six months of 2014. The primary drivers of non-interest income for the first six months of 2015 were increases in wealth management income, income from mortgage banking activities and other non-interest income. Further detail by type of non-interest income follows:

•         Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 15% for the first six months of 2015 compared to the prior year period due to an increase in assets under management and one-time estate fees.  Investment management fees in West Financial Services increased 5% in 2015 compared to the first six months of 2014, also due to higher assets under management.  Fees on sales of investment products increased 5% for the first six months of 2015 compared to the prior year period, due to higher assets under management. Overall total assets under management increased to $2.9 billion at June 30, 2015 compared to $2.7 billion at June 30, 2014 as a result of positive market movements and additions from new and existing clients.

•         Income from mortgage banking activities increased in 2015 compared to 2014 due primarily to higher loan origination volumes from refinancing activity as mortgage rates remained at historic lows.

•         Other non-interest income increased during 2015 compared to 2014 due mainly to increases in loan prepayment fees and gains on sales of SBA loans.

•         Income from bank owned life insurance increased in the first six months of 2015 compared to the first half of 2014 due primarily to policy proceeds recognized during 2015.

•         Income from service charges on deposits decreased due to a decrease in return check charges for 2015 compared to the prior year period.

•         Insurance agency commissions decreased due primarily to a decline in annual contingency commissions based on policy performance.

•         Income from bank card fees increased 6% due to a higher volume of electronic transactions.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Six Months Ended June 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$34,833	$32,829	$2,004	6.1%
Occupancy expense of premises	6,662	6,746	(84)	(1.2)
Equipment expenses	2,863	2,518	345	13.7
Marketing	1,473	1,344	129	9.6
Outside data services	2,363	2,432	(69)	(2.8)
FDIC insurance	1,285	1,093	192	17.6
Amortization of intangible assets	213	594	(381)	(64.1)
Litigation Expenses	362	6,128	(5,766)	(94.1)
Professional fees	2,408	2,206	202	9.2
Other real estate owned	14	9	5	55.6
Other expenses	6,245	5,791	454	7.8
Total non-interest expense	$58,721	$61,690	$(2,969)	(4.8)

Non-interest expenses totaled $58.7 million in the first six months of 2015 compared to $61.7 million in the first six months of 2014, a decrease of 5%. Excluding the litigation expenses from both years, non-interest expenses increased 5% compared to the prior year period. This increase in expenses was driven primarily by higher salaries and benefits and other non-interest expenses, which were partially offset by a decrease in intangibles amortization.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first six months of 2015 due primarily to higher compensation expenses as a result of merit increases and increased health insurance expenses. In addition, pension expense increased over the first six months of 2014 due to a change in actuarial assumptions.  The average number of full-time equivalent employees was 718 in the first six months of 2015 compared to 722 in the prior year period.

•         Equipment expenses increased in 2015 compared to 2014 due to higher software amortization expense.

•         FDIC expenses increased in 2015 compared to 2014 due to growth in assets.

•         Intangibles amortization decreased in 2015 due to the costs of prior year acquisitions being fully amortized during the period.

•         Other non-interest expenses increased in 2015 compared to the prior year-to-date due mainly to an increase in fraudulent bankcard activity.

•         Marketing expenses increased in 2015 due to increases in targeted advertising initiatives.

Income Taxes

The Company had income tax expense of $10.5 million in the first six months of 2015, compared to income tax expense of $8.1 million in the first six months of 2014. The resulting effective tax rates were 33% for the first six months of 2015 compared to 31% for the first six months of 2014. The effective rate increased in 2015 compared to 2014 due to tax exempt income comprising a lower proportion of income before taxes.

Results of Operations

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net income for the Company for the second quarter of 2015 totaled $10.3 million ($0.42 per diluted share) compared to net income of $7.0 million ($0.28 per diluted share) for the second quarter of 2014.

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

Net interest income for the second quarter of 2015 was $33.9 million compared to $32.3 million for the second quarter of 2014. On a tax-equivalent basis, net interest income for the second quarter of 2015 was $35.5 million compared to $33.6 million for the second quarter of 2014, an increase of 6%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.42% for the second quarter of 2015 compared to 3.48% for the prior year period.  Quarterly average interest-earning assets increased by 7% and average interest-bearing liabilities increased 5% compared to the second quarter of 2014.  Average noninterest-bearing deposits increased 14% for the quarter compared to the same quarter of the prior year.  The percentage of average noninterest-bearing deposits to total deposits increased to 33% for the second quarter of 2015 compared to 30% for the second quarter of 2014. The decrease in the net interest margin was caused by the effect of lower rates on interest-earning assets that exceeded the benefit of lower rates on interest-bearing deposits and borrowings and the increase in noninterest-bearing deposits.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended June 30,
		2015			2014
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$734,382	$6,155	3.35%	$652,232	$5,614	3.44%
Residential construction loans	137,216	1,268	3.71	145,968	1,359	3.73
Commercial ADC loans	218,341	2,525	4.64	168,063	2,180	5.20
Commercial investor real estate loans	668,883	7,771	4.66	575,283	7,139	4.98
Commercial owner occupied real estate loans	624,407	7,669	4.93	579,953	7,146	5.09
Commercial business loans	398,510	4,369	4.40	348,597	4,054	4.69
Leasing	28	-	1.49	352	6	6.30
Consumer loans	434,011	3,606	3.35	390,076	3,208	3.32
Total loans and leases (2)	3,215,778	33,363	4.16	2,860,524	30,706	4.34
Loans held for sale	14,075	132	3.76	6,940	71	4.12
Taxable securities	606,581	3,786	2.50	688,793	4,263	2.48
Tax-exempt securities (3)	291,656	3,135	4.30	302,342	3,260	4.32
Interest-bearing deposits with banks	34,400	22	0.25	34,770	22	0.25
Federal funds sold	473	-	0.22	474	-	0.22
Total interest-earning assets	4,162,963	40,438	3.89	3,893,843	38,322	3.97

Less: allowance for loan and lease losses	(38,217)			(38,342)
Cash and due from banks	46,894			44,987
Premises and equipment, net	51,591			45,696
Other assets	215,439			211,375
Total assets	$4,438,670			$4,157,559

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$527,307	101	0.08%	$477,018	102	0.09%
Regular savings deposits	278,199	37	0.05%	262,078	49	0.07%
Money market savings deposits	833,382	317	0.15%	865,134	273	0.13%
Time deposits	466,632	912	0.78%	461,812	769	0.67%
Total interest-bearing deposits	2,105,520	1,367	0.26%	2,066,042	1,193	0.23%
Other borrowings	106,180	60	0.23%	68,880	37	0.22%
Advances from FHLB	605,714	3,266	2.16%	546,615	3,233	2.37%
Subordinated debentures	35,000	223	2.55%	35,000	219	2.50%
Total interest-bearing liabilities	2,852,414	4,916	0.69%	2,716,537	4,682	0.69%

Noninterest-bearing demand deposits	1,023,042			899,287
Other liabilities	46,274			29,997
Stockholders' equity	516,940			511,738
Total liabilities and stockholders' equity	$4,438,670			$4,157,559

Net interest income and spread		$35,522	3.20%		$33,640	3.28%
Less: tax-equivalent adjustment		1,589			1,331
Net interest income		$33,933			$32,309

Interest income/earning assets			3.89%			3.97%
Interest expense/earning assets			0.47			0.49
Net interest margin			3.42%			3.48%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.6 million and $1.3 million in 2015 and 2014, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 6% for the second quarter of 2015 compared to the prior year quarter. The previous table shows that, in 2015, the increase in average loans and leases more than offset the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 12% for the second quarter of 2015 compared to the second quarter of 2014. This growth was primarily in the commercial investor real estate and residential mortgage portfolios. These increases were driven by organic loan growth, as the regional economy improved, together with the possibility of Federal Reserve action to increase interest rates by the end of 2015. The yield on average loans and leases decreased by 18 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 29 basis points in the yield on the commercial loan portfolio together with a decrease of 9 basis points in the yield in the residential mortgage portfolio.

The average yield on total investment securities increased 5 basis points while the average balance of the portfolio decreased 9% for the second quarter of 2015 compared to the second quarter of 2014. The increase in the yield on investments was due primarily to a change in the mix of the overall portfolio as principal amortization reduced the relative size of the lower-yielding mortgage-backed securities while the balance of tax-exempt securities remained essentially unchanged.

Interest Expense

Interest expense increased $0.2 million or 5% in the second quarter of 2015 compared to the second quarter of 2014 primarily due to growth in interest-bearing deposits together with an increase of 3 basis points in the cost of such deposits. Higher average balances of Federal Home Loan Bank advances was largely offset by a 21 basis point decrease in the average rates paid. Average deposits increased 6% in the second quarter of 2015 compared to the prior year quarter. This increase was primarily due to increases of $174 million or 13% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $16 million or 6% in regular savings accounts.  Average certificates of deposit increased 1% in the second quarter of 2015 compared to the prior year quarter as the Company increased rates offered on selected products in response to a rise in rates paid as part of the Company’s liquidity management program. Average balances of money market accounts decreased 4% in the second quarter of 2015 compared to the second quarter of 2014 as clients generally maintained liquidity.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Three Months Ended June 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Securities gains	$19	$-	$19	-%
Service charges on deposit accounts	1,839	2,089	(250)	(12.0)
Mortgage banking activities	822	570	252	44.2
Wealth management income	5,161	4,741	420	8.9
Insurance agency commissions	881	961	(80)	(8.3)
Income from bank owned life insurance	606	608	(2)	(0.3)
Bank card fees	1,220	1,169	51	4.4
Other income	1,561	1,556	5	0.3
Total non-interest income	$12,109	$11,694	$415	3.5

Total non-interest income was $12.1 million for the second quarter of 2015 compared to $11.7 million for the second quarter of 2014. The primary drivers of non-interest income for the second quarter of 2015 were increases in wealth management income and income from mortgage banking activities. Further detail by type of non-interest income follows:

•         Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 13% for the second quarter compared to the prior year period due to an increase in assets under management and one-time estate fees.  Investment management fees in West Financial Services increased 2% for the second quarter of 2015 compared to the second quarter of 2014, as higher assets under management were somewhat offset by lower average fees. Fees on sales of investment products increased 11% for the second quarter compared to the prior year quarter, also due to growth in assets under management. Overall total assets under management increased to $2.9 billion at June 30, 2015 compared to $2.7 billion at June 30, 2014 as a result of positive market movements and additions from new and existing clients.

•         Income from mortgage banking activities increased in 2015 compared 2014 due primarily to higher loan origination volumes as mortgage rates remained at historic lows.

•         Other non-interest income increased during 2015 compared to 2014 due mainly to increases in loan prepayment fees and gains on sales of SBA loans.

•         Income from service charges on deposits decreased 12% in 2015 compared to 2014 due to a decline in return check charges.

•         Bank card fees increased 4% over the prior year quarter due to an increased volume of electronic transactions.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended June 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$17,534	$16,474	$1,060	6.4%
Occupancy expense of premises	3,173	3,274	(101)	(3.1)
Equipment expenses	1,490	1,262	228	18.1
Marketing	942	802	140	17.5
Outside data services	1,102	1,216	(114)	(9.4)
FDIC insurance	654	573	81	14.1
Amortization of intangible assets	106	224	(118)	(52.7)
Litigation expenses	162	6,128	(5,966)	(97.4)
Professional fees	1,199	1,292	(93)	(7.2)
Other real estate owned	4	9	(5)	(55.6)
Other expenses	3,111	2,887	224	7.8
Total non-interest expense	$29,477	$34,141	$(4,664)	(13.7)

Non-interest expenses totaled $29.5 million in the second quarter of 2015 compared to $34.1 million in the second quarter of 2014, a decrease of 14%. This decrease in expenses was due to $6.1 million in litigation expenses resulting from an adverse jury verdict in the second quarter of 2014. Excluding such expenses, non-interest expenses for the second quarter increased 5% over the prior year quarter. This increase was driven primarily by higher salaries and benefits, equipment and marketing expenses.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in 2015 due primarily to higher compensation expenses as a result of merit increases and increased health insurance expenses. In addition, pension expense increased over 2014 due to a change in actuarial assumptions.  The average number of full-time equivalent employees was 722 in the second quarter of 2015 compared to 723 in the second quarter of 2014.

•         Equipment expenses increased in 2015 compared to 2014 due to higher software amortization expense.

•         FDIC expenses increased in 2015 compared to 2014 due to growth in assets.

•         Intangibles amortization decreased in 2015 due to the costs of prior year acquisitions being fully amortized during the period.

•         Marketing expenses increased in 2015 due to increases in targeted advertising initiatives.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. The GAAP efficiency ratio improved in the second of 2015 compared to the second of the 2014 due to the litigation expenses mentioned previously. The non-GAAP efficiency ratio remained essentially the same in the second quarter of 2015 compared to the second quarter of 2014.

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

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Pre-tax pre-provision income:
Net income	$10,333	$6,982	$21,558	$17,910
Plus non-GAAP adjustment:
Litigation expenses	162	6,128	362	6,128
Income taxes	5,014	2,722	10,480	8,068
Provision (credit) for loan and lease losses	1,218	158	1,815	(824)
Pre-tax pre-provision income	$16,727	$15,990	$34,215	$31,282

Efficiency ratio - GAAP basis:
Non-interest expenses	$29,477	$34,141	$58,721	$61,690

Net interest income plus non-interest income	$46,042	$44,003	$92,574	$86,844

Efficiency ratio - GAAP basis:	64.02%	77.59%	63.43%	71.04%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$29,477	$34,141	$58,721	$61,690
Less non-GAAP adjustment:
Amortization of intangible assets	106	224	213	594
Litigation expenses	162	6,128	362	6,128
Non-interest expenses - as adjusted	$29,209	$27,789	$58,146	$54,968

Net interest income plus non-interest income	$46,042	$44,003	$92,574	$86,844
Plus non-GAAP adjustment:
Tax-equivalent income	1,589	1,331	3,153	2,613
Less non-GAAP adjustments:
Securities gains	19	-	-	-
Net interest income plus non-interest income - as adjusted	$47,612	$45,334	$95,727	$89,457

Non-GAAP efficiency ratio	61.35%	61.30%	60.74%	61.45%

Income Taxes

The Company had income tax expense of $5.0 million in the second quarter of 2015, compared to income tax expense of $2.7 million in the second quarter of 2014. The resulting effective tax rate was 33% for the second quarter of 2015 and 28% for the second quarter of 2014. The effective rate increased in 2015 compared to 2014 due to tax exempt income comprising a lower proportion of income before taxes.

FINANCIAL CONDITION

The Company's total assets were $4.5 billion at June 30, 2015, an increase of $110 million or 3% compared to December 31, 2014. Total loans increased 5% compared to the fourth quarter of 2014. This increase was funded by a 6% decrease in the investment portfolio and a 6% increase in deposits.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	June 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$744,195	22.6%	$717,886	22.9%	$26,309	3.7%
Residential construction	137,134	4.2	136,741	4.4	393	0.3
Commercial real estate:
Commercial owner occupied real estate	643,973	19.6	611,061	19.5	32,912	5.4
Commercial investor real estate	694,179	21.1	640,193	20.5	53,986	8.4
Commercial acquisition, development and construction	223,103	6.8	205,124	6.6	17,979	8.8
Commercial Business	409,795	12.4	390,781	12.5	19,014	4.9
Leases	21	-	54	-	(33)	(61.1)
Consumer	436,465	13.3	425,552	13.6	10,913	2.6
Total loans and leases	$3,288,865	100.0%	$3,127,392	100.0%	$161,473	5.2

Total loans and leases, excluding loans held for sale, increased 5% at June 30, 2015 compared to December 31, 2014. The commercial loan portfolio increased 7% at June 30, 2015 compared to the prior year end due primarily to increases in all categories of commercial lending.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 3% at June 30, 2015 compared to December 31, 2014. This increase was due to a 4% increase in permanent residential mortgages, most of which are loans on 1-4 family dwellings.

The consumer loan portfolio increased 3% at June 30, 2015 compared to December 31, 2014, primarily due to growth in home equity lines of credit.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

		June 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)		Amount	%	Amount	%	$Change	%
Available-for-Sale:
U.S. government agencies and corporations	U.S. government agencies and corporations	$137,980	15.7%	$141,679	15.2%	$(3,699)	(2.6)%
State and municipal	State and municipal	161,953	18.5	167,052	17.9	(5,099)	(3.1)
Mortgage-backed	Mortgage-backed	324,145	37.0	361,519	38.7	(37,374)	(10.3)
Trust preferred	Trust preferred	1,018	0.1	1,236	0.1	(218)	(17.6)
Marketable equity securities	Marketable equity securities	723	-	723	0.1	-	-
	Total available-for-sale securities	625,819	71.3	672,209	72.0	(46,390)	(6.9)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	U.S. government agencies and corporations	64,515	7.3	64,512	6.9	3	-
State and municipal	State and municipal	150,069	17.1	155,261	16.6	(5,192)	(3.3)
Mortgage-backed	Mortgage-backed	182	-	200	-	(18)	(9.0)
	Corporate debt	2,100	0.2	-	-	2,100	100.0
Other equity securities	Other equity securities	35,599	4.1	41,437	4.5	(5,838)	(14.1)
	Total held-to-maturity and other equity	252,465	28.7	261,410	28.0	(8,945)	(3.5)
Total Securities		$878,284	100.0%	$933,619	100.0%	$(55,335)	(5.9)

Available-for-sale securities decreased 7% at June 30, 2015 compared to December 31, 2014 due to amortization of mortgage-backed securities and calls, while held-to-maturity and other equity securities decreased 3% due to calls and maturities and the redemption of FHLB stock.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 3.2 years at June 30, 2015 and 3.4 years at December 31, 2014. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

At June 30, 2015, the trust preferred portfolio included one pooled trust preferred security backed by debt issued by banks and thrifts, which totaled $1.1 million, with a fair value of $1.0 million.  The fair value of this security was determined by a third party valuation specialist due to the limited trading activity for this security in the marketplace.  The specialist used an income valuation approach technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  The methodology, observable inputs and significant assumptions employed by the specialist to determine fair value are provided in Note 2 – Investments in the Notes to the Condensed Consolidated Financial Statements.

As a result of this valuation, it was determined that the pooled trust preferred security had not incurred any credit-related OTTI for the three months ended June 30, 2015. Cumulative credit-related OTTI of $0.5 million has been recognized in earnings through June 30, 2015. Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at June 30, 2015.  This non-credit related OTTI was recognized in accumulated other comprehensive income (“OCI”) at June 30, 2015.

Other Earning Assets

Residential mortgage loans held for sale increased $8 million to $19 million as of June 30, 2015 from $11 million as of December 31, 2014 due to higher mortgage loan origination volumes resulting from low market interest rates.  The aggregate of federal funds sold and interest-bearing deposits with banks decreased $7 million to $36 million at June 30, 2015 compared to December 31, 2014.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	June 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,092,413	33.6%	$993,737	32.4%	$98,676	9.9%
Interest-bearing deposits:
Demand	525,584	16.2	534,605	17.4	(9,021)	(1.7)
Money market savings	860,315	26.5	828,494	27.0	31,821	3.8
Regular savings	280,143	8.6	264,751	8.6	15,392	5.8
Time deposits of less than $100,000	245,347	7.6	239,857	7.8	5,490	2.3
Time deposits of $100,000 or more	243,544	7.5	205,065	6.8	38,479	18.8
Total interest-bearing deposits	2,154,933	66.4	2,072,772	67.6	82,161	4.0
Total deposits	$3,247,346	100.0%	$3,066,509	100.0%	$180,837	5.9

Deposits and Borrowings

Total deposits increased $181 million or 6% at June 30, 2015 compared to December 31, 2014. This increase was due primarily to a 10% increase in noninterest-bearing checking accounts compared to the prior year end. In addition, certificates of deposit also increased 10% compared to December 31, 2014. Money market accounts increased 4% and regular savings accounts increased 6% compared to December 31, 2014. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates. Total borrowings decreased 9% at June 30, 2015 compared to December 31, 2014.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first six months of 2015, total stockholders' equity decreased to $519 million at June 30, 2015 compared to $522 million at December 31, 2014 as the payment of dividends and stock repurchases exceeded net income during the period.  The ratio of average equity to average assets was 11.78% for the first six months of 2015, as compared to 12.29% for the first six months of 2014.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	June 30, 2015	December 31, 2014	Requirements
Total Capital to risk-weighted assets	14.65%	15.06%	8.00%

Tier 1 Capital to risk-weighted assets	13.54%	13.95%	6.00%

Common Equity Tier 1 Capital	12.53%	n.a.	4.50%

Tier 1 Leverage	10.83%	11.26%	4.00%

Tier 1 capital of $472 million and total qualifying capital of $510 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of June 30, 2015, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

 In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such action.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Tangible common equity ratio:
Total stockholders' equity	$518,873	$521,751
Accumulated other comprehensive income (loss)	592	823
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(296)	(510)
Tangible common equity	$434,998	$437,893

Total assets	$4,507,367	$4,397,132
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(296)	(510)
Tangible assets	$4,422,900	$4,312,451

Tangible common equity ratio	9.84%	10.15%

Tangible book value per share	$17.71	$17.48

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

Current economic data has shown that while the Mid-Atlantic region remains one of the stronger markets in the nation, the Company is continuing to deal with the challenging economy and its resulting effects on its borrowers, particularly in the real estate sector. Total non-performing loans increased 10% to $37 million at June 30, 2015 compared to the balance at December 31, 2014. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the D.C. suburbs, Northern Virginia and Baltimore metropolitan area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The methodology for assessing the appropriateness of the allowance includes:  (1) a general allowance that reflects historical losses, as adjusted, by credit category, and (2) a specific allowance for impaired credits on an individual or portfolio basis.  This methodology is further described in “Note 1 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K. The amount of the allowance is reviewed monthly and approved quarterly by the Risk Committee of the board of directors.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $1.8 million for the first six months of 2015 compared to a credit of $0.8 million for the first six months of 2014.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  The charge to the provision in the first six months of 2015 was driven primarily by growth in the loan portfolio. The credit to the provision in the first six months of 2014 was driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

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

Allowance for Loan and Lease Losses

During the second quarter of 2015, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.  No portion of the allowance was unallocated at June 30, 2015 or December 31, 2014.

At June 30, 2015, total non-performing loans and leases were $37.3 million, or 1.13% of total loans and leases, compared to $34.0 million, or 1.09% of total loans and leases, at December 31, 2014.  The allowance represented 104% of non-performing loans and leases at June 30, 2015 as compared to 111% at December 31, 2014. The allowance for loan and lease losses as a percent of total loans and leases was 1.18% at June 30, 2015 as compared to 1.21% at December 31, 2014.

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

The balance of impaired loans was $28.7 million, with specific allowances of $2.9 million against those loans at June 30, 2015, as compared to $29.4 million with allowances of $2.9 million, at December 31, 2014.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at June 30, 2015 and at December 31, 2014.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods:

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2015	December 31, 2014
Balance, January 1	$37,802	$38,766
Provision for loan and lease losses	1,815	(163)
Loan charge-offs:
Residential real estate:
Residential mortgage	(78)	(323)
Residential construction	-	(4)
Commercial real estate:
Commercial investor	(90)	(3)
Commercial owner occupied	(212)	(265)
Commercial AD&C	(739)	(529)
Commercial business	(181)	(729)
Leases	-	-
Consumer	(537)	(834)
Total charge-offs	(1,837)	(2,687)
Loan recoveries:
Residential real estate:
Residential mortgage	31	121
Residential construction	15	79
Commercial real estate:
Commercial investor	10	38
Commercial owner occupied	1	6
Commercial AD&C	580	-
Commercial business	197	1,477
Leases	-	-
Consumer	99	165
Total recoveries	933	1,886
Net charge-offs	(904)	(801)
Balance, period end	$38,713	$37,802

Net charge-offs to average loans and leases	0.06%	0.03%
Allowance for loan losses to loans	1.18%	1.21%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans and leases:
Residential real estate:
Residential mortgage	$7,780	$3,012
Residential construction	780	1,105
Commercial real estate:
Commercial investor	10,023	8,156
Commercial owner occupied	8,423	8,941
Commercial AD&C	194	2,464
Commercial business	3,285	3,184
Leases	-	-
Consumer	1,214	1,668
Total non-accrual loans and leases	31,699	28,530

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Leases	2	-
Consumer	7	-
Total 90 days past due loans and leases	9	-

Restructured loans and leases (accruing)	5,620	5,497
Total non-performing loans and leases	37,328	34,027
Other real estate owned, net	4,514	3,195
Total non-performing assets	$41,842	$37,222

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
June 30, 2015	(2.37%)	(0.74%)	0.47%	0.17%	N/A	N/A	N/A	N/A
December 31, 2014	(5.12%)	(2.62%)	(0.89%)	(0.52%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2014 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2014 to June 30, 2015 was the result of a decline in short-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates.  The decline in short-term borrowings was partially offset by an increase in repurchase agreements.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
June 30, 2015	(8.47%)	(5.91%)	(3.07%)	(1.81%)	N/A	N/A	N/A	N/A
December 31, 2014	(9.97%)	(6.75%)	(4.17%)	(1.97%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk improved from December 31, 2014 to June 30, 2015 in all rising shock scenarios. The positive impact in EVE was driven by longer durations on several deposit categories, especially noninterest-bearing and interest-bearing checking accounts and time deposits, resulting in higher market value premiums should rates increase.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at June 30, 2015.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 71% of total interest-earning assets at June 30, 2015. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of June 30, 2015, show short-term investments exceeding short-term borrowings by $24 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.3 billion, of which $1.2 billion was available for borrowing based on pledged collateral, with $550 million borrowed against it as of June 30, 2015. The line of credit at the Federal Reserve totaled $335 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of June 30, 2015.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at June 30, 2015, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of June 30, 2015. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at June 30, 2015.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for funding stock repurchases and paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of June 30, 2015, the Bank could have declared a dividend of $39 million to Bancorp. At June 30, 2015, Bancorp had liquid assets of $15 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Commercial	$234,223	$212,628
Real estate-development and construction	81,817	100,264
Real estate-residential mortgage	30,529	12,667
Lines of credit, principally home equity and business lines	857,704	810,552
Standby letters of credit	60,073	58,144
Total Commitments to extend credit and available credit lines	$1,264,346	$1,194,255

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2013 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,260,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended June 30, 2015.

			Total number of Shares	Maximum Number that
			Purchased as part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
April 1, 2015 through
April 30, 2015	100,576	$26.25	100,576	759,008
May 1, 2015 through
May 31, 2015	110,302	$26.19	110,302	648,706
June 1, 2015 through
June 30, 2015	13,225	$26.37	13,225	635,481

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

               Exhibit 31(a)                         Certification of Chief Executive Officer

               Exhibit 31(b)                         Certification of Chief Financial Officer

               Exhibit 32(a)                         Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                         Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                            The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end  June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: August 6, 2015

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: August 6, 2015