Form 10-Q
period 2015-09-30
SANDY SPRING BANCORP INC
filed 2015-11-05
CIK 824410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes [  ]      No [X]

The number of outstanding shares of common stock outstanding as of November 2, 2015

Common stock, $1.00 par value – 24,361,582 shares

SANDY SPRING BANCORP, INC.
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Condition - Unaudited at
September 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months
Ended September 30, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income – Unaudited for
the Three and Nine Months Ended September 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows – Unaudited for the Nine
Months Ended September 30, 2015 and 2014	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Unaudited for the
Nine Months Ended September 30, 2015 and 2014	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	60

Item 4. CONTROLS AND PROCEDURES	60

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	60

Item 1A. RISK FACTORS	60

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

Item 3. DEFAULTS UPON SENIOR SECURITIES	60

Item 4. MINE SAFETY DISCLOSURES	60

Item 5. OTHER INFORMATION	60

Item 6. EXHIBITS	61

SIGNATURES	62

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

Part I
Item 1. FINANCIAL STATEMENTS
Sandy Spring Bancorp, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and due from banks	$42,322	$52,804
Federal funds sold	472	473
Interest-bearing deposits with banks	53,637	42,940
Cash and cash equivalents	96,431	96,217
Residential mortgage loans held for sale (at fair value)	10,418	10,512
Investments available-for-sale (at fair value)	607,619	672,209
Investments held-to-maturity -- fair value of $220,223 and $222,260 at September 30, 2015
and December 31, 2014, respectively	216,642	219,973
Other equity securities	38,148	41,437
Total loans and leases	3,412,439	3,127,392
Less: allowance for loan and lease losses	(39,661)	(37,802)
Net loans and leases	3,372,778	3,089,590
Premises and equipment, net	52,573	49,402
Other real estate owned	2,619	3,195
Accrued interest receivable	13,102	12,634
Goodwill	84,171	84,171
Other intangible assets, net	190	510
Other assets	116,343	117,282
Total assets	$4,611,034	$4,397,132

Liabilities
Noninterest-bearing deposits	$1,068,299	$993,737
Interest-bearing deposits	2,207,369	2,072,772
Total deposits	3,275,668	3,066,509
Securities sold under retail repurchase agreements and federal funds purchased	121,378	74,432
Advances from FHLB	610,000	655,000
Subordinated debentures	35,000	35,000
Accrued interest payable and other liabilities	45,394	44,440
Total liabilities	4,087,440	3,875,381

Stockholders' Equity
Common stock -- par value $1.00; shares authorized 50,000,000; shares issued and outstanding 24,424,944 and 25,044,877 at September 30, 2015 and
December 31, 2014, respectively	24,425	25,045
Additional paid in capital	178,429	194,647
Retained earnings	318,939	302,882
Accumulated other comprehensive income (loss)	1,801	(823)
Total stockholders' equity	523,594	521,751
Total liabilities and stockholders' equity	$4,611,034	$4,397,132

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$34,484	$31,030	$99,654	$91,470
Interest on loans held for sale	214	81	422	211
Interest on deposits with banks	25	24	69	66
Interest and dividends on investment securities:
Taxable	3,597	3,712	11,024	11,704
Exempt from federal income taxes	1,996	2,303	6,068	6,940
Interest on federal funds sold	1	-	1	-
Total interest income	40,317	37,150	117,238	110,391
Interest Expense:
Interest on deposits	1,632	1,208	4,193	3,585
Interest on retail repurchase agreements and federal funds purchased	69	42	179	117
Interest on advances from FHLB	3,272	3,258	9,774	9,709
Interest on subordinated debt	228	222	670	659
Total interest expense	5,201	4,730	14,816	14,070
Net interest income	35,116	32,420	102,422	96,321
Provision (credit) for loan and lease losses	1,706	(192)	3,521	(1,016)
Net interest income after provision (credit) for loan and lease losses	33,410	32,612	98,901	97,337
Non-interest Income:
Investment securities gains	1	8	20	8
Service charges on deposit accounts	1,936	2,226	5,657	6,287
Mortgage banking activities	566	596	2,566	1,482
Wealth management income	4,963	4,974	15,040	14,181
Insurance agency commissions	1,648	1,410	4,147	4,011
Income from bank owned life insurance	618	611	1,937	1,817
Visa check fees	1,198	1,148	3,475	3,295
Other income	1,460	1,617	4,816	4,452
Total non-interest income	12,390	12,590	37,658	35,533
Non-interest Expenses:
Salaries and employee benefits	17,733	16,765	52,566	49,594
Occupancy expense of premises	3,086	3,032	9,748	9,778
Equipment expenses	1,600	1,337	4,463	3,855
Marketing	688	744	2,161	2,088
Outside data services	1,329	1,231	3,692	3,663
FDIC insurance	565	594	1,850	1,687
Amortization of intangible assets	107	115	320	709
Litigation expenses	155	236	517	6,364
Other expenses	4,367	4,578	13,034	12,584
Total non-interest expenses	29,630	28,632	88,351	90,322
Income before income taxes	16,170	16,570	48,208	42,548
Income tax expense	5,175	5,428	15,655	13,496
Net income	$10,995	$11,142	$32,553	$29,052

Net Income Per Share Amounts:
Basic net income per share	$0.45	$0.44	$1.32	$1.16
Diluted net income per share	$0.45	$0.44	$1.31	$1.16
Dividends declared per share	$0.22	$0.20	$0.66	$0.56

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$10,995	$11,142	$32,553	$29,052
Other comprehensive income:
Investments available-for-sale:
Net change in unrealized gains (losses) on investments
available-for-sale	3,727	(2,714)	3,542	10,779
Related income tax (expense) benefit	(1,472)	1,061	(1,398)	(4,284)
Net investment gains reclassified into earnings	1	8	20	8
Related income tax expense	-	(3)	(8)	(3)
Net effect on other comprehensive income (loss) for the period	2,256	(1,648)	2,156	6,500

Defined benefit pension plan:
Recognition of unrealized gain	240	67	791	183
Related income tax expense	(103)	(20)	(323)	(81)
Net effect on other comprehensive income for the period	137	47	468	102
Total other comprehensive income (loss)	2,393	(1,601)	2,624	6,602
Comprehensive income	$13,388	$9,541	$35,177	$35,654

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$32,553	$29,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,422	5,415
Provision (credit) for loan and lease losses	3,521	(1,016)
Share based compensation expense	1,450	1,101
Deferred income tax expense	1,412	1,119
Origination of loans held for sale	(150,686)	(90,531)
Proceeds from sales of loans held for sale	153,020	93,554
Gains on sales of loans held for sale	(2,240)	(1,314)
Loss on sales of other real estate owned	224	162
Investment securities gains	(20)	(8)
Net (increase) decrease in accrued interest receivable	(468)	255
Net increase in other assets	(2,772)	(7,319)
Net increase (decrease) in accrued expenses and other liabilities	(176)	7,683
Other – net	3,063	3,256
Net cash provided by operating activities	44,303	41,409
Investing activities:
Purchases of investments held-to-maturity	(2,100)	-
Redemption of other equity securities	3,289	3,615
Proceeds from maturities, calls and principal payments of investments held-to-maturity	4,791	2,293
Proceeds from maturities, calls and principal payments of investments available-for-sale	66,727	67,700
Net increase in loans and leases	(288,233)	(192,794)
Proceeds from the sales of other real estate owned	1,855	465
Expenditures for premises and equipment	(6,739)	(3,547)
Net cash used in investing activities	(220,410)	(122,268)
Financing activities:
Net increase in deposits	209,159	151,563
Net increase in retail repurchase agreements and federal funds purchased	46,946	17,542
Proceeds from advances from FHLB	1,649,000	1,330,000
Repayment of advances from FHLB	(1,694,000)	(1,387,000)
Proceeds from issuance of common stock	581	440
Repurchase of common stock	(18,869)	-
Dividends paid	(16,496)	(14,154)
Net cash provided by financing activities	176,321	98,391
Net increase (decrease) in cash and cash equivalents	214	17,532
Cash and cash equivalents at beginning of period	96,217	74,427
Cash and cash equivalents at end of period	$96,431	$91,959

Supplemental Disclosures:
Interest payments	$14,779	$15,031
Income tax payments	14,825	12,470
Transfers from loans to other real estate owned	1,524	2,353

The accompanying notes are an integral part of these statements

SANDY SPRING BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

`				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2015	$25,045	$194,647	$302,882	$(823)	$521,751
Net income	-	-	32,553	-	32,553
Other comprehensive income, net of tax	-	-	-	2,624	2,624
Common stock dividends - $0.66 per share	-	-	(16,496)	-	(16,496)
Stock compensation expense	-	1,450	-	-	1,450
Common stock issued pursuant to:
Stock option plan - 35,039 shares	35	474	-	-	509
Directors stock purchase plan - 837 shares	1	21	-	-	22
Employee stock purchase plan - 19,377 shares	19	412	-	-	431
Restricted stock - 53,746 shares	54	(435)	-	-	(381)
Purchase of treasury shares - 728,932 shares	(729)	(18,140)	-	-	(18,869)
Balances at September 30, 2015	$24,425	$178,429	$318,939	$1,801	$523,594

Balance at January 1, 2014	$24,990	$193,445	$283,898	$(2,970)	$499,363
Net income	-	-	29,052	-	29,052
Other comprehensive income, net of tax	-	-	-	6,602	6,602
Common stock dividends - $0.56 per share	-	-	(14,154)	-	(14,154)
Stock compensation expense	-	1,318	-	-	1,318
Common stock issued pursuant to:
Stock option plan - 13,834 shares	14	176	-	-	190
Employee stock purchase plan - 18,404 shares	18	365	-	-	383
Restricted stock - 54,535 shares	55	(405)	-	-	(350)
Balances at September 30, 2014	$25,077	$194,899	$298,796	$3,632	$522,404

The accompanying notes are an integral part of these statements

Sandy Spring Bancorp, Inc. and Subsidiaries

Notes to the CONDENSED Consolidated Financial Statements - UNAUDITED

Note 1 – Significant Accounting Policies

Nature of Operations

Sandy Spring Bancorp (the “Company”), a Maryland corporation, is the bank holding company for Sandy Spring Bank (the “Bank”). The Bank offers a broad range of commercial banking, retail banking, mortgage and trust services throughout central Maryland, Northern Virginia and the greater Washington, D.C. market through its operation of 44 community offices and six financial centers across the region.  The Bank also offers a comprehensive menu of insurance and wealth management services through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  The following summary of significant accounting policies of the Company is presented to assist the reader in understanding the financial and other data presented in this report.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Note 2 – Investments

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at the dates indicated are presented in the following table:

	September 30, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$139,566	$347	$(106)	$139,807	$144,497	$-	$(2,818)	$141,679
State and municipal	152,914	9,066	-	161,980	157,603	9,453	(4)	167,052
Mortgage-backed	296,369	8,691	(946)	304,114	354,631	9,824	(2,936)	361,519
Trust preferred	1,078	-	(83)	995	1,348	-	(112)	1,236
Total debt securities	589,927	18,104	(1,135)	606,896	658,079	19,277	(5,870)	671,486
Marketable equity securities	723	-	-	723	723	-	-	723
Total investments available-for-sale	$590,650	$18,104	$(1,135)	$607,619	$658,802	$19,277	$(5,870)	$672,209

Any unrealized losses in the U.S. government agencies, state and municipal, mortgage-backed or corporate debt investment securities at September 30, 2015 are not the result of credit related events but due to changes in interest rates.   These declines are considered temporary in nature and are expected to decline over time and recover as these securities approach maturity.

The mortgage-backed securities portfolio at September 30, 2015 is composed entirely of either the most senior tranches of GNMA, FNMA or FHLMC collateralized mortgage obligations ($142.0 million), or GNMA, FNMA or FHLMC mortgage-backed securities ($162.1 million).  The Company does not intend to sell these securities and has sufficient liquidity to hold these securities for an adequate period of time, which may be maturity, to allow for any anticipated recovery in fair value.

At September 30, 2015 the trust preferred portfolio consisted of one pooled trust preferred security.  The pooled trust preferred security, which is backed by debt issued by banks and thrifts, totals $1.1 million with a fair value of $1.0 million.  The fair value of this security was determined by management through the use of a third party valuation specialist due to the limited trading activity for this security.

As a result of this evaluation, it was determined that the pooled trust preferred security had not incurred any credit-related other-than-temporary impairment (“OTTI”) for the quarter ended September 30, 2015.  Non-credit related OTTI on this security, which is not expected to be sold and which the Company has the ability to hold until maturity, was $0.1 million at September 30, 2015.  This non-credit related OTTI was recognized in other comprehensive income (“OCI”) at September 30, 2015.

The following table provides the activity of OTTI on investment securities due to credit losses recognized in earnings for the period indicated:

(In thousands)	OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2014	$531

Additions for credit losses not previously recognized	-

Cumulative credit losses on investment securities, through September 30, 2015	$531

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in an unrealized loss position at the dates indicated are presented in the following table:

	September 30, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	3	$39,871	$17	$89	$106
Mortgage-backed	17	80,532	16	930	946
Trust preferred	1	995	-	83	83
Total	21	$121,398	$33	$1,102	$1,135

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	14	$141,679	$60	$2,758	$2,818
State and municipal	2	1,409	4	-	4
Mortgage-backed	20	108,902	58	2,878	2,936
Trust preferred	1	1,236	-	112	112
Total	37	$253,226	$122	$5,748	$5,870

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

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$992	$1,004	$691	$714
Due after one year through five years	127,163	130,361	47,900	49,385
Due after five years through ten years	229,704	238,574	332,841	340,852
Due after ten years	232,068	236,957	276,647	280,535
Total debt securities available for sale	$589,927	$606,896	$658,079	$671,486

At September 30, 2015 and December 31, 2014, investments available-for-sale with a book value of $243.1 million and $212.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law. The outstanding balance of no single issuer, except for U.S. Agencies securities, exceeded ten percent of stockholders' equity at September 30, 2015 and December 31, 2014.

Investments held-to-maturity

The amortized cost and estimated fair values of investments held-to-maturity at the dates indicated are presented in the following table:

	September 30, 2015				December 31, 2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$64,517	$6	$(410)	$64,113	$64,512	$-	$(1,734)	$62,778
State and municipal	149,849	4,283	(323)	153,809	155,261	4,321	(325)	159,257
Mortgage-backed	176	25	-	201	200	25	-	225
Corporate debt	2,100	-	-	2,100	-	-	-	-
Total investments held-to-maturity	$216,642	$4,314	$(733)	$220,223	$219,973	$4,346	$(2,059)	$222,260

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2015
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	5	$51,050	$208	$202	$410
State and municipal	29	24,960	137	186	323
Total	34	$76,010	$345	$388	$733

	December 31, 2014
			Continuous Unrealized
			Losses Existing for:
	Number				Total
	of		Less than	More than	Unrealized
(Dollars in thousands)	securities	Fair Value	12 months	12 months	Losses
U.S. government agencies	8	$62,778	$-	$1,734	$1,734
State and municipal	41	32,027	18	307	325
Total	49	$94,805	$18	$2,041	$2,059

The Company intends to hold these securities until they reach maturity.

The amortized cost and estimated fair values of debt securities held-to-maturity by contractual maturity at the dates indicated are reflected in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$846	$860	$1,690	$1,694
Due after one year through five years	13,098	13,656	6,763	6,938
Due after five years through ten years	170,411	173,352	163,252	164,787
Due after ten years	32,287	32,355	48,268	48,841
Total debt securities held-to-maturity	$216,642	$220,223	$219,973	$222,260

At September 30, 2015 and December 31, 2014, investments held-to-maturity with a book value of $193.1 million and $202.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required or permitted by law.  The outstanding balance of no single issuer, except for U.S. Agency securities, exceeded ten percent of stockholders' equity at September 30, 2015 and December 31, 2014.

Equity securities

Other equity securities at the dates indicated are presented in the following table:

(In thousands)	September 30, 2015	December 31, 2014
Federal Reserve Bank stock	$8,269	$8,269
Federal Home Loan Bank of Atlanta stock	29,879	33,168
Total equity securities	$38,148	$41,437

Note 3 – Loans and Leases

Outstanding loan balances at September 30, 2015 and December 31, 2014 are net of unearned income including net deferred loan costs of $1.0 million and $0.5 million, respectively.  The loan portfolio segment balances at the dates indicated are presented in the following table:

(In thousands)	September 30, 2015	December 31, 2014
Residential real estate:
Residential mortgage	$773,889	$717,886
Residential construction	139,492	136,741
Commercial real estate:
Commercial owner occupied real estate	680,601	611,061
Commercial investor real estate	710,694	640,193
Commercial acquisition, development and construction	239,160	205,124
Commercial Business	423,855	390,781
Leases	19	54
Consumer	444,729	425,552
Total loans and leases	$3,412,439	$3,127,392

Note 4 – CREDIT QUALITY ASSESSMENT

Allowance for Loan and Lease Losses

Summary information on the allowance for loan and lease loss activity for the period indicated is provided in the following table:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of year	$37,802	$38,766
Provision for loan and lease losses	3,521	(1,016)
Loan and lease charge-offs	(2,753)	(1,541)
Loan and lease recoveries	1,091	1,365
Net (charge-offs) recoveries	(1,662)	(176)
Balance at period end	$39,661	$37,574

The following tables provide information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the period indicated:

	For the Nine Months Ended September 30, 2015
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction		Total
Balance at beginning of year	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232		$923	$37,802
Provision (credit)	139	293	68	1,218		-		881	919		3	3,521
Charge-offs	(185)	(739)	(90)	(317)		-		(930)	(492)		-	(2,753)
Recoveries	226	580	15	2		-		144	103		21	1,091
Net charge-offs	41	(159)	(75)	(315)		-		(786)	(389)		21	(1,662)
Balance at end of period	$6,032	$4,401	$9,777	$8,046		$9		$3,687	$6,762		$947	$39,661

Total loans and leases	$423,855	$239,160	$710,694	$680,601		$19		$444,729	$773,889		$139,492	$3,412,439
Allowance for loans and leases to total loans and leases ratio	1.42%	1.84%	1.38%	1.18%		47.37%		0.83%	0.87%		0.68%	1.16%

Balance of loans specifically evaluated for impairment	$5,360	$194	$10,697	$8,172	$	na.	$	na.	$6,482	$	na.	$30,905
Allowance for loans specifically evaluated for impairment	$1,278	$57	$709	$958	$	na.	$	na.	$-	$	na.	$3,002
Specific allowance to specific loans ratio	23.84%	29.38%	6.63%	11.72%		na.		na.	na.		na.	9.71%

Balance of loans collectively evaluated	$418,495	$238,966	$699,997	$672,429		$19		$444,729	$767,407		$139,492	$3,381,534
Allowance for loans collectively evaluated	$4,754	$4,344	$9,068	$7,088		$9		$3,687	$6,762		$947	$36,659
Collective allowance to collective loans ratio	1.14%	1.82%	1.30%	1.05%		47.37%		0.83%	0.88%		0.68%	1.08%

	For the Year Ended December 31, 2014
		Commercial Real Estate							Residential Real Estate
				Commercial
	Commercial	Commercial	Commercial	Owner					Residential	Residential
(Dollars in thousands)	Business	AD&C	Investor R/E	Occupied R/E	Leasing		Consumer		Mortgage	Construction	Total
Balance at beginning of year	$6,308	$3,754	$9,263	$6,308		$16		$4,142	$7,819	$1,156	$38,766
Provision (credit)	(1,204)	1,042	486	1,094		(7)		119	(1,385)	(308)	(163)
Charge-offs	(729)	(529)	(3)	(265)		-		(834)	(323)	(4)	(2,687)
Recoveries	1,477	-	38	6		-		165	121	79	1,886
Net charge-offs	748	(529)	35	(259)		-		(669)	(202)	75	(801)
Balance at end of period	$5,852	$4,267	$9,784	$7,143		$9		$3,592	$6,232	$923	$37,802

Total loans and leases	$390,781	$205,124	$640,193	$611,061		$54		$425,552	$717,886	$136,741	$3,127,392
Allowance for loans and leases to total loans and leases ratio	1.50%	2.08%	1.53%	1.17%		16.80%		0.84%	0.87%	0.67%	1.21%

Balance of loans specifically evaluated for impairment	$3,894	$2,464	$10,279	$8,941	$	na.	$	na.	$3,535	$306	$29,419
Allowance for loans specifically evaluated for impairment	$788	$741	$541	$824	$	na.	$	na.	$-	$-	$2,894
Specific allowance to specific loans ratio	20.24%	30.07%	5.26%	9.22%		na.		na.	na.	na.	9.84%

Balance of loans collectively evaluated	$386,887	$202,660	$629,914	$602,120		$54		$425,552	$714,351	$136,435	$3,097,973
Allowance for loans collectively evaluated	$5,064	$3,526	$9,243	$6,319		$9		$3,592	$6,232	$923	$34,908
Collective allowance to collective loans ratio	1.31%	1.74%	1.47%	1.05%		16.80%		0.84%	0.87%	0.68%	1.13%

The following table provides summary information regarding impaired loans at the dates indicated and for the periods then ended:

(In thousands)	September 30, 2015	December 31, 2014
Impaired loans with a specific allowance	$9,654	$11,411
Impaired loans without a specific allowance	21,251	18,008
Total impaired loans	$30,905	$29,419

Allowance for loan and lease losses related to impaired loans	$3,002	$2,894
Allowance for loan and lease losses related to loans collectively evaluated	36,659	34,908
Total allowance for loan and lease losses	$39,661	$37,802

Average impaired loans for the period	$30,055	$34,331
Contractual interest income due on impaired loans during the period	$2,016	$2,339
Interest income on impaired loans recognized on a cash basis	$745	$773
Interest income on impaired loans recognized on an accrual basis	$239	$280

The following tables present the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the principal balance of the impaired loans prior to amounts charged-off at the dates indicated:

	September 30, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$1,140	$57	$2,589	$4,139	$-	$7,925
Restructured accruing	863	-	-	-	-	863
Restructured non-accruing	162	-	65	639	-	866
Balance	$2,165	$57	$2,654	$4,778	$-	$9,654

Allowance	$1,278	$57	$709	$958	$-	$3,002

Impaired loans without a specific allowance
Non-accruing	$999	$-	$5,955	$1,741	$2,750	$11,445
Restructured accruing	616	-	2,088	240	2,612	5,556
Restructured non-accruing	1,580	137	-	1,413	1,120	4,250
Balance	$3,195	$137	$8,043	$3,394	$6,482	$21,251

Total impaired loans
Non-accruing	$2,139	$57	$8,544	$5,880	$2,750	$19,370
Restructured accruing	1,479	-	2,088	240	2,612	6,419
Restructured non-accruing	1,742	137	65	2,052	1,120	5,116
Balance	$5,360	$194	$10,697	$8,172	$6,482	$30,905

Unpaid principal balance in total impaired loans	$7,483	$4,456	$15,355	$10,076	$7,184	$44,554

	September 30, 2015
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$4,574	$1,054	$11,322	$8,628	$4,477	$30,055
Contractual interest income due on impaired loans during the period	$353	$231	$685	$543	$204
Interest income on impaired loans recognized on a cash basis	$197	$11	$132	$283	$122
Interest income on impaired loans recognized on an accrual basis	$73	$-	$81	$9	$76

	December 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Impaired loans with a specific allowance
Non-accruing	$473	$1,330	$2,288	$5,013	$-	$9,104
Restructured accruing	687	-	-	-	-	687
Restructured non-accruing	308	-	76	1,236	-	1,620
Balance	$1,468	$1,330	$2,364	$6,249	$-	$11,411

Allowance	$788	$741	$541	$824	$-	$2,894

Impaired loans without a specific allowance
Non-accruing	$1,115	$-	$5,792	$1,769	$-	$8,676
Restructured accruing	23	-	2,123	-	2,664	4,810
Restructured non-accruing	1,288	1,134	-	923	1,177	4,522
Balance	$2,426	$1,134	$7,915	$2,692	$3,841	$18,008

Total impaired loans
Non-accruing	$1,588	$1,330	$8,080	$6,782	$-	$17,780
Restructured accruing	710	-	2,123	-	2,664	5,497
Restructured non-accruing	1,596	1,134	76	2,159	1,177	6,142
Balance	$3,894	$2,464	$10,279	$8,941	$3,841	$29,419

Unpaid principal balance in total impaired loans	$5,360	$7,044	$14,926	$10,729	$4,126	$42,185

	December 31, 2014
		Commercial Real Estate				Total Recorded
				Commercial	All	Investment in
		Commercial	Commercial	Owner	Other	Impaired
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Loans
Average impaired loans for the period	$5,308	$3,651	$9,327	$8,963	$7,082	$34,331
Contractual interest income due on impaired loans during the period	$311	$352	$730	$859	$87
Interest income on impaired loans recognized on a cash basis	$252	$39	$78	$344	$60
Interest income on impaired loans recognized on an accrual basis	$63	$-	$111	$-	$106

Credit Quality

The following tables provide information on the credit quality of the loan portfolio by segment at the dates indicated:

	September 30, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,881	$194	$8,609	$7,932	$-	$1,621	$7,488	$770	$30,495
Loans and leases 90 days past due	-	-	-	-	1	-	-	-	1
Restructured loans and leases	1,479	-	2,088	240	-	-	2,612	-	6,419
Total non-performing loans and leases	5,360	194	10,697	8,172	1	1,621	10,100	770	36,915
Other real estate owned	39	365	38	-	-	690	1,487	-	2,619
Total non-performing assets	$5,399	$559	$10,735	$8,172	$1	$2,311	$11,587	$770	$39,534

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Non-performing loans and assets:
Non-accrual loans and leases	$3,184	$2,464	$8,156	$8,941	$-	$1,668	$3,012	$1,105	$28,530
Loans and leases 90 days past due	-	-	-	-	-	-	-	-	-
Restructured loans and leases	710	-	2,123	-	-	-	2,664	-	5,497
Total non-performing loans and leases	3,894	2,464	10,279	8,941	-	1,668	5,676	1,105	34,027
Other real estate owned	39	365	-	-	-	-	1,408	1,383	3,195
Total non-performing assets	$3,933	$2,829	$10,279	$8,941	$-	$1,668	$7,084	$2,488	$37,222

	September 30, 2015
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$55	$-	$29	$401	$-	$1,973	$5,672	$-	$8,130
61-90 days	425	-	1,415	454	-	393	3,208	-	5,895
> 90 days	-	-	-	-	1	-	-	-	1
Total past due	480	-	1,444	855	1	2,366	8,880	-	14,026
Non-accrual loans and leases	3,881	194	8,609	7,932	-	1,621	7,488	770	30,495
Loans acquired with deteriorated credit quality	568	-	-	1,003	-	-	-	-	1,571
Current loans	418,926	238,966	700,641	670,811	18	440,742	757,521	138,722	3,366,347
Total loans and leases	$423,855	$239,160	$710,694	$680,601	$19	$444,729	$773,889	$139,492	$3,412,439

	December 31, 2014
		Commercial Real Estate					Residential Real Estate
				Commercial
		Commercial	Commercial	Owner			Residential	Residential
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Leasing	Consumer	Mortgage	Construction	Total
Past due loans and leases
31-60 days	$759	$-	$2,374	$2,658	$11	$797	$3,064	$-	$9,663
61-90 days	995	320	1,493	156	-	179	836	-	3,979
> 90 days	-	-	-	-	-	-	-	-	-
Total past due	1,754	320	3,867	2,814	11	976	3,900	-	13,642
Non-accrual loans and leases	3,184	2,464	8,156	8,941	-	1,668	3,012	1,105	28,530
Loans acquired with deteriorated credit quality	1,238	-	-	1,773	-	-	-	-	3,011
Current loans	384,605	202,340	628,170	597,533	43	422,908	710,974	135,636	3,082,209
Total loans and leases	$390,781	$205,124	$640,193	$611,061	$54	$425,552	$717,886	$136,741	$3,127,392

The following tables provide information by credit risk rating indicators for each segment of the commercial loan portfolio at the dates indicated:

	September 30, 2015
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$404,966	$238,965	$697,533	$659,219	$2,000,683
Special Mention	814	-	1,861	1,910	4,585
Substandard	18,075	195	11,300	19,472	49,042
Doubtful	-	-	-	-	-
Total	$423,855	$239,160	$710,694	$680,601	$2,054,310

	December 31, 2014
		Commercial Real Estate
				Commercial
		Commercial	Commercial	Owner
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Total
Pass	$366,367	$201,642	$621,511	$581,575	$1,771,095
Special Mention	8,835	698	3,931	7,669	21,133
Substandard	15,579	2,784	14,751	21,817	54,931
Doubtful	-	-	-	-	-
Total	$390,781	$205,124	$640,193	$611,061	$1,847,159

Homogeneous loan pools do not have individual loans subjected to internal risk ratings therefore, the credit indicator applied to these pools is based on their delinquency status. The following tables provide information by credit risk rating indicators for those remaining segments of the loan portfolio at the dates indicated:

	September 30, 2015
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$18	$443,108	$763,789	$138,722	$1,345,637
Non-performing:
90 days past due	1	-	-	-	1
Non-accruing	-	1,621	7,488	770	9,879
Restructured loans and leases	-	-	2,612	-	2,612
Total	$19	$444,729	$773,889	$139,492	$1,358,129

	December 31, 2014
			Residential Real Estate
			Residential	Residential
(In thousands)	Leasing	Consumer	Mortgage	Construction	Total
Performing	$54	$423,884	$712,210	$135,636	$1,271,784
Non-performing:
90 days past due	-	-	-	-	-
Non-accruing	-	1,668	3,012	1,105	5,785
Restructured loans and leases	-	-	2,664	-	2,664
Total	$54	$425,552	$717,886	$136,741	$1,280,233

During the nine months ended September 30, 2015, the Company restructured $2.3 million in loans.  No modifications resulted in the reduction of the principal in the associated loan balances.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  Loans restructured during 2015 have specific reserves of $0.4 million at September 30, 2015.  For the year ended December 31, 2014, the Company restructured $1.6 million in loans.  Modifications consisted principally of interest rate concessions and no modifications resulted in the reduction of the recorded investment in the associated loan balances.  Loans restructured during 2014 had specific reserves of $0.1 million at December 31, 2014.  Commitments to lend additional funds on loans that have been restructured at September 30, 2015 and December 31, 2014 amounted to $0.5 million and $0.1 million, respectively.

The following table provides the amounts of the restructured loans for specific segments of the loan portfolio during the period indicated:

	For the Nine Months Ended September 30, 2015
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$875	$-	$-	$240	$-	$1,115
Restructured non-accruing	543	-	-	639	-	1,182
Balance	$1,418	$-	$-	$879	$-	$2,297

Specific allowance	$272	$-	$-	$149	$-	$421

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2014
		Commercial Real Estate
				Commercial	All
		Commercial	Commercial	Owner	Other
(In thousands)	Commercial	AD&C	Investor R/E	Occupied R/E	Loans	Total
Troubled debt restructurings
Restructured accruing	$75	$-	$1,284	$-	$-	$1,359
Restructured non-accruing	92	192	-	-	-	284
Balance	$167	$192	$1,284	$-	$-	$1,643

Specific allowance	$99	$-	$-	$-	$-	$99

Restructured and subsequently defaulted	$-	$-	$-	$-	$-	$-

Other Real Estate Owned

Other real estate owned totaled $2.6 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively.

Note 5 – Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at the dates indicated in the following table:

	September 30, 2015			Weighted	December 31, 2014			Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Amortizing intangible assets:
Other identifiable intangibles	$8,623	$(8,433)	$190	1.9 years	$8,623	$(8,113)	$510	1.7 years
Total amortizing intangible assets	$8,623	$(8,433)	$190		$8,623	$(8,113)	$510

Goodwill	$84,171		$84,171		$84,171		$84,171

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(In thousands)	Amount
2015	$52
2016	94
2017	16
2018	16
Thereafter	12
Total amortizing intangible assets	$190

Note 6 – Deposits

The following table presents the composition of deposits at the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Noninterest-bearing deposits	$1,068,299	$993,737
Interest-bearing deposits:
Demand	530,092	534,605
Money market savings	891,474	828,494
Regular savings	275,452	264,751
Time deposits of less than $100,000	249,187	239,857
Time deposits of $100,000 or more	261,164	205,065
Total interest-bearing deposits	2,207,369	2,072,772
Total deposits	$3,275,668	$3,066,509

Note 7 – Stockholders’ Equity

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock at the date the plan was approved or approximately 1.2 million shares.  Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  During the first nine months of 2015, the Company repurchased 728,932 shares at an average cost of $25.89 per share or a total of $18.9 million.

Note 8 – Share Based Compensation

At September 30, 2015, the Company had two share based compensation plans in existence, the 2005 Omnibus Stock Plan (“Omnibus Stock Plan”) and the 2015 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Stock Plan expired during the second quarter of 2015 but has outstanding options that may still be exercised.  The Omnibus Incentive Plan is described in the following paragraph.

The Company’s Omnibus Incentive Plan was approved on May 6, 2015 and provides for the granting of non-qualifying stock options to the Company’s directors, and incentive and non-qualifying stock options, stock appreciation rights, restricted stock grants, RSU’s and performance awards to selected key employees on a periodic basis at the discretion of the board.  The Omnibus Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock, all of which are available for issuance at September 30, 2015, has a term of ten years, and is administered by a committee of at least three directors appointed by the board of directors.  Options granted under the plan have an exercise price which may not be less than 100% of the fair market value of the common stock on the date of the grant and must be exercised within ten years from the date of grant.  The exercise price of stock options must be paid for in full in cash or shares of common stock, or a combination of both.  The board committee has the discretion when making a grant of stock options to impose restrictions on the shares to be purchased upon the exercise of such options.  The Company generally issues authorized but previously unissued shares to satisfy option exercises.  At September 30, 2015, no stock options or awards had been granted from this plan.

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

Compensation expense is recognized on a straight-line basis over the vesting period of the respective stock option or restricted stock grant. The Company recognized compensation expense of $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, related to the awards of stock options and restricted stock grants.  Compensation expense of $1.4 million and $1.3 million was recognized for the nine months ended September 30, 2015 and 2014, respectively.  The intrinsic value of stock options exercised in the nine months ended September 30, 2015 and 2014 was $0.4 million and $0.1 million, respectively.  The total of unrecognized compensation cost related to stock options was approximately $0.2 million as of September 30, 2015.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.  The total of unrecognized compensation cost related to restricted stock was approximately $4.3 million as of September 30, 2015.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.  The fair value of the options vested during the nine months ended September 30, 2015 and 2014, was $0.2 million and $0.2 million, respectively.

In the first quarter of 2015, 21,245 stock options were granted, subject to a three year vesting schedule with one third of the options vesting on April 1st of each year.  Additionally, 79,860 shares of restricted stock were granted, subject to a five year vesting schedule with one fifth of the shares vesting on April 1st of each year.

A summary of share option activity for the period indicated is reflected in the following table:

	Number	Weighted	Average	Aggregate
	of	Average	Contractual	Intrinsic
	Common	Exercise	Remaining	Value
	Shares	Share Price	Life (Years)	(in thousands)
Balance at January 1, 2015	224,381	$20.88		$1,300
Granted	21,245	$26.20
Exercised	(35,039)	$14.55		$417
Forfeited or expired	(71,708)	$27.96
Balance at September 30, 2015	138,879	$19.68	3.5	$903

Exercisable at September 30, 2015	98,078	$17.55	2.5	$847

Weighted average fair value of options
granted during the year		$7.63

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	Number	Weighted
	of	Average
	Common	Grant-Date
(In dollars, except share data):	Shares	Fair Value
Restricted stock at January 1, 2015	226,871	$21.07
Granted	79,860	$26.20
Vested	(79,845)	$19.85
Forfeited	(5,512)	$22.97
Restricted stock at September 30, 2015	221,374	$23.31

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

The components of net periodic benefit cost for the periods indicated are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest cost on projected benefit obligation	$406	$403	$1,223	$1,197
Expected return on plan assets	(405)	(493)	(1,217)	(1,480)
Recognized net actuarial loss	240	67	791	183
Net periodic benefit cost	$241	$(23)	$797	$(100)

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

Note 10 – Net Income per Common Share

The calculation of net income per common share for the periods indicated is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and amounts in thousands, except per share data)	2015	2014	2015	2014
Net income	$10,995	$11,142	$32,553	$29,052

Basic:
Basic weighted average EPS shares	24,526	25,074	24,692	25,045

Basic net income per share	$0.45	$0.44	$1.32	$1.16

Diluted:
Basic weighted average EPS shares	24,526	25,074	24,692	25,045
Dilutive common stock equivalents	77	78	87	90
Dilutive EPS shares	24,603	25,152	24,779	25,135

Diluted net income per share	$0.45	$0.44	$1.31	$1.16

Anti-dilutive shares	7	64	8	59

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2015	$8,078	$(8,901)	$(823)
Other comprehensive income before reclassification, net of tax	2,144	-	2,144
Reclassifications from accumulated other comprehensive income, net of tax	12	468	480
Current period change in other comprehensive income, net of tax	2,156	468	2,624
Balance at September 30, 2015	$10,234	$(8,433)	$1,801

	Unrealized Gains
	(Losses) on
	Investments	Defined Benefit
(In thousands)	Available-for-Sale	Pension Plan	Total
Balance at January 1, 2014	$358	$(3,328)	$(2,970)
Other comprehensive income before reclassification, net of tax	6,495	-	6,495
Reclassifications from accumulated other comprehensive income, net of tax	5	102	107
Current period change in other comprehensive income, net of tax	6,500	102	6,602
Balance at September 30, 2014	$6,858	$(3,226)	$3,632

The following table provides the information on the reclassification adjustments out of accumulated other comprehensive income for the periods indicated:

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
Unrealized gains/(losses) on investments available-for-sale
Affected line item in the Statements of Income:
Investment securities gains	$20	$8
Income before taxes	20	8
Tax expense	8	3
Net income	$12	$5

Amortization of defined benefit pension plan items
Affected line item in the Statements of Income:
Recognized actuarial loss (1)	$791	$183
Income before taxes	791	183
Tax expense	323	81
Net income	$468	$102
(1) This amount is included in the computation of net periodic benefit cost, see Note 9

Note 12 – Financial Instruments with Off-balance Sheet Risk and Derivatives

The Company has entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The notional value of commercial loan swaps outstanding was $20.1 million with a fair value of $1.5 million as of September 30, 2015 compared to $20.9 million with a fair value of $1.5 million as of December 31, 2014.  The offsetting nature of the swaps results in a neutral effect on the Company’s operations.  Fair values of the swaps are carried as both gross assets and gross liabilities in the condensed consolidated statements of condition.  The associated net gains and losses on the swaps are recorded in other non-interest income.

Note 13 – Litigation

The Company and its subsidiaries are subject in the ordinary course of business to various pending or threatened legal proceedings in which claims for monetary damages are asserted.  During 2014, the Company accrued $6.5 million for litigation expenses as a result of an adverse jury verdict rendered in the second quarter of 2014 associated with the actions of a former employee of CommerceFirst Bank, which was acquired in 2012.  The Company is currently in the process of appealing the decision.  As a result of the appeal process, an additional $0.5 million in legal expenses have been accrued in the first nine months of 2015.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables set forth the Company’s financial assets and liabilities at the dates indicated that were accounted for or disclosed at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$10,418	$-	$10,418
Investments available-for-sale:
U.S. government agencies	-	139,807	-	139,807
State and municipal	-	161,980	-	161,980
Mortgage-backed	-	304,114	-	304,114
Trust preferred	-	-	995	995
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,488	-	1,488

Liabilities
Interest rate swap agreements	$-	$(1,488)	$-	$(1,488)

	December 31, 2014
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Residential mortgage loans held for sale	$-	$10,512	$-	$10,512
Investments available-for-sale:
U.S. government agencies	-	141,679	-	141,679
State and municipal	-	167,052	-	167,052
Mortgage-backed	-	361,519	-	361,519
Trust preferred	-	-	1,236	1,236
Marketable equity securities	-	723	-	723
Interest rate swap agreements	-	1,501	-	1,501

Liabilities
Interest rate swap agreements	$-	$(1,501)	$-	$(1,501)

The following table provides unrealized losses included in assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis for the period indicated:

Significant
Unobservable
Inputs
(In thousands)	(Level 3)
Investments available-for-sale:
Balance at January 1, 2015	$1,236
Principal redemption	(270)
Total unrealized losses included in other comprehensive income (loss)	29
Balance at September 30, 2015	$995

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at the date indicated that are valued at the lower of cost or market.  Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2015
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$9,592	$9,592	$10,586
Other real estate owned	-	-	2,619	2,619	(181)
Total	$-	$-	$12,211	$12,211	$10,405

	December 31, 2014
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
(In thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total	Total Losses
Impaired loans	$-	$-	$7,819	$7,819	$13,893
Other real estate owned	-	-	3,195	3,195	(247)
Total	$-	$-	$11,014	$11,014	$13,646

At September 30, 2015, impaired loans totaling $30.9 million were written down to fair value of $27.9 million as a result of specific loan loss allowances of $3.0 million associated with the impaired loans which was included in the allowance for loan losses.  Impaired loans totaling $29.4 million were written down to fair value of $26.5 million at December 31, 2014 as a result of specific loan loss allowances of $2.9 million associated with the impaired loans.

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

The carrying amounts and fair values of the Company’s financial instruments at the dates indicated are presented in the following table:

			Fair Value Measurements
	September 30, 2015		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$254,790	$258,371	$-	$258,371	$-
Loans, net of allowance	3,372,778	3,402,884	-	-	3,402,884
Other assets	90,232	90,232	-	90,232	-

Financial Liabilities
Time Deposits	$510,351	$510,046	$-	$510,046	$-
Securities sold under retail repurchase agreements and
federal funds purchased	121,378	121,378	-	121,378	-
Advances from FHLB	610,000	635,257	-	635,257	-
Subordinated debentures	35,000	13,430	-	-	13,430

			Fair Value Measurements
	December 31, 2014		Quoted Prices in
		Estimated	Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments held-to-maturity and other equity securities	$261,410	$263,697	$-	$263,697	$-
Loans, net of allowance	3,089,590	3,118,635	-	-	3,118,635
Other assets	88,657	88,657	-	88,657	-

Financial Liabilities
Time Deposits	$444,921	$444,729	$-	$444,729	$-
Securities sold under retail repurchase agreements and
federal funds purchased	74,432	74,432	-	74,432	-
Advances from FHLB	655,000	679,163	-	679,163	-
Subordinated debentures	35,000	13,276	-	-	13,276

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

Other assets:  The investment in bank-owned life insurance represents the cash surrender value of the policies at September 30, 2015 and December 31, 2014 as determined by the each insurance carrier.

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

The Community Banking segment is conducted through Sandy Spring Bank and involves delivering a broad range of financial products and services, including various loan and deposit products to both individuals and businesses.  Parent company income is included in the Community Banking segment, as the majority of effort of these functions is related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, trust income, fees on sales of investment products and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment and other expenses.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2015 and 2014, respectively.

The Insurance segment is conducted through Sandy Spring Insurance Corporation, a subsidiary of the Bank, and offers annuities as an alternative to traditional deposit accounts.  Sandy Spring Insurance Corporation operates Sandy Spring Insurance, a general insurance agency located in Annapolis, Maryland, and Neff and Associates, located in Ocean City, Maryland.  Major sources of revenue are insurance commissions from commercial lines, personal lines, and medical liability lines.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2015 and 2014, respectively.

The Investment Management segment is conducted through West Financial Services, Inc., a subsidiary of the Bank.  This asset management and financial planning firm, located in McLean, Virginia, provides comprehensive investment management and financial planning to individuals, families, small businesses and associations including cash flow analysis, investment review, tax planning, retirement planning, insurance analysis and estate planning.  West Financial currently has approximately $1.0 billion in assets under management.  Major revenue sources include non-interest income earned on the above services.  Expenses include personnel and support charges.  Non-cash charges associated with amortization of intangibles related to the acquired entities was not significant for the three and nine months ended September 30, 2015 and 2014, respectively.

Information for the operating segments and reconciliation of the information to the condensed consolidated financial statements for the periods indicated is presented in the following tables:

	Three Months Ended September 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$40,318	$-	$1	$(2)	$40,317
Interest expense	5,203	-	-	(2)	5,201
Provision for loan and lease losses	1,706	-	-	-	1,706
Noninterest income	9,106	1,716	1,749	(181)	12,390
Noninterest expenses	27,318	1,480	1,013	(181)	29,630
Income before income taxes	15,197	236	737	-	16,170
Income tax expense	4,786	101	288	-	5,175
Net income	$10,411	$135	$449	$-	$10,995

Assets	$4,612,413	$5,788	$11,135	$(18,302)	$4,611,034

	Three Months Ended September 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$37,150	$1	$1	$(2)	$37,150
Interest expense	4,732	-	-	(2)	4,730
Provision for loan and lease losses	(192)	-	-	-	(192)
Non-interest income	9,545	1,498	1,722	(175)	12,590
Non-interest expenses	26,632	1,226	949	(175)	28,632
Income before income taxes	15,523	273	774	-	16,570
Income tax expense	5,014	110	304	-	5,428
Net income	$10,509	$163	$470	$-	$11,142

Assets	$4,250,103	$6,053	$11,409	$(18,834)	$4,248,731

	Nine Months Ended September 30, 2015
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$117,238	$1	$4	$(5)	$117,238
Interest expense	14,821	-	-	(5)	14,816
Provision for loan and lease losses	3,521	-	-	-	3,521
Noninterest income	43,887	4,394	5,313	(15,936)	37,658
Noninterest expenses	97,294	4,032	2,961	(15,936)	88,351
Income before income taxes	45,489	363	2,356	-	48,208
Income tax expense	14,583	153	919	-	15,655
Net income	$30,906	$210	$1,437	$-	$32,553

Assets	$4,612,413	$5,788	$11,135	$(18,302)	$4,611,034

	Nine Months Ended September 30, 2014
	Community		Investment	Inter-Segment
(In thousands)	Banking	Insurance	Mgmt.	Elimination	Total
Interest income	$110,391	$6	$10	$(16)	$110,391
Interest expense	14,086	-	-	(16)	14,070
Provision (credit) for loan and lease losses	(1,016)	-	-	-	(1,016)
Non-interest income	29,669	4,273	5,117	(3,526)	35,533
Non-interest expenses	87,550	3,542	2,756	(3,526)	90,322
Income before income taxes	39,440	737	2,371	-	42,548
Income tax expense	12,272	298	926	-	13,496
Net income	$27,168	$439	$1,445	$-	$29,052

Assets	$4,250,103	$6,053	$11,409	$(18,834)	$4,248,731

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Sandy Spring Bancorp, Inc. (the “Company") is the bank holding company for Sandy Spring Bank (the "Bank"). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Independent and community oriented, the Bank offers a broad range of commercial banking, retail banking, mortgage and trust services from 44 community offices and six financial centers located throughout central Maryland, Northern Virginia, and the greater Washington D. C. market. Through its subsidiaries, Sandy Spring Insurance Corporation and West Financial Services, Inc., the Bank also offers a comprehensive menu of insurance and wealth management services. The Bank is a state chartered bank subject to supervision and regulation by the Federal Reserve and the State of Maryland. The Bank's deposit accounts are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Reserve System and is an Equal Housing Lender. The Company, the Bank, and its other subsidiaries are Affirmative Action/Equal Opportunity Employers. With $4.6 billion in assets, the Company is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area.

Overview

Net income for the Company for the third quarter of 2015 totaled $11.0 million ($0.45 per diluted share) as compared to net income of $11.1 million ($0.44 per diluted share) for the third quarter of 2014. For the first nine months of 2015, net income totaled $32.6 million ($1.31 per diluted share), compared to net income of $29.1 million ($1.16 per diluted share), for the first nine months of 2014. These results reflect the following events:

•         Average total loans for the third quarter of 2015 increased 13% compared to the third quarter of 2014 due to organic growth in each of the three major portfolio segments.

•         Combined noninterest-bearing and interest-bearing transaction account balances increased 11% to $1.6 billion at September 30, 2015 as compared to $1.4 billion at September 30, 2014.

•         The provision for loan and lease losses was a charge of $1.7 million for the third quarter of 2015 as compared to a credit of $0.2 million for the third quarter of 2014 and a charge of $1.2 million for the second quarter of 2015. The increase in the provision for the third quarter of 2015 was driven primarily by loan growth over the prior year period.

•         The net interest margin was 3.43% in the third quarter of 2015, compared to 3.42% for both the third quarter of 2014 and the second quarter of 2015. The stability of the margin compared to the prior year’s quarter was due to higher rates on an increased level of interest-earning assets and growth in noninterest-bearing deposits that exceeded the effect of higher rates on deposits.

•         The non-GAAP efficiency ratio improved to 59.73% for the third quarter of 2015, compared to 61.09% for the third quarter of the 2014 due to higher net interest income resulting from strong loan growth over the prior year quarter.

•         During the first nine months of 2015, the Company repurchased 728,932 shares of its common stock at an average price of $25.88 per share as part of its existing share repurchase program.

In the first nine months of 2015, the Mid-Atlantic region in which the Company operates continued to show economic improvement. While the national economy slowly improved during the first nine months of the year, international economic concerns together with volatile stock prices impeded both the regional and national economic outlook. Positive trends in housing, consumer spending and unemployment have been offset by concerns over a lack of wage growth and the strength of the dollar compared to other major currencies. These factors have caused uncertainty on the part of both large and small businesses and have thus suppressed economic activity. Slowing economic growth and stock market declines in China together with continuing unrest in the Middle East and its effect on the European Union countries have served as underlying volatility factors in financial markets. Together with state and municipal budget challenges across the country, these factors have caused some economic uncertainty, particularly among individual consumers and small and medium-sized businesses, to suppress confidence and thus constrain the pace of economic expansion. Despite this challenging business environment, the Company has emphasized the fundamentals of community banking as it has maintained strong levels of liquidity and capital while overall credit quality has continued to improve.

Liquidity remained strong due to the borrowing lines with the Federal Home Loan Bank of Atlanta and the Federal Reserve and the size and composition of the investment portfolio.

The Company’s non-performing assets decreased to $39.5 million at September 30, 2015 from $45.4 million at September 30, 2014. This decrease was due primarily to problem loan pay-offs during the period. Non-performing assets represented 0.86% of total assets at September 30, 2015 compared to 1.07% at September 30, 2014.  The ratio of net charge-offs to average loans and leases was 0.09% for the third quarter of 2015, compared to 0.03% for the prior year quarter.

Non-interest income decreased 2% in the third quarter of 2015 compared to the third quarter of 2014. This decrease was due primarily to decreases in service charges on deposit accounts and other non-interest income, which were somewhat offset by an increase in insurance agency commissions.

Non-interest expenses increased 3% in the third quarter of 2015 compared to the prior year quarter due mainly to higher salary and benefits expenses.

Total assets at September 30, 2015 increased 5% compared to December 31, 2014. Loan balances increased 9% compared to the prior year end due to growth of 11% in commercial loans, 7% in mortgage loans and 5% in consumer loans. Customer funding sources, which include deposits plus other short-term borrowings from core customers, increased 8% compared to balances at December 31, 2014. The increase in customer funding sources was driven primarily by increases of 15% in certificates of deposit, 5% in noninterest-bearing and interest-bearing transaction accounts and 4% in regular savings accounts. Retail repurchase agreements also increased 63% as the Company increased its emphasis on the sale of cash management services.  The Company continued to manage its net interest margin, primarily by utilizing cash flows from investment portfolio calls and maturities, together with growth in deposits and retail repurchase agreements, to fund loans during this extended period of historically low interest rates.  During the same period, stockholders’ equity increased $2 million to $524 million as net income essentially equaled the payment of dividends and repurchases of stock under the Company’s share repurchase program during the period.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Nine Months Ended September 30,
		2015			2014
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$737,655	$18,625	3.37%	$654,261	$16,874	3.44%
Residential construction loans	134,714	3,729	3.70	142,709	3,988	3.74
Commercial ADC loans	217,409	7,464	4.59	170,365	6,450	5.06
Commercial investor real estate loans	672,920	23,703	4.71	570,176	20,881	4.90
Commercial owner occupied real estate loans	630,985	23,266	4.93	583,044	21,304	5.05
Commercial business loans	398,418	13,107	4.40	355,242	12,268	4.62
Leasing	30	1	2.97	374	16	5.54
Consumer loans	433,788	10,807	3.35	390,749	9,689	3.34
Total loans and leases (2)	3,225,919	100,702	4.17	2,866,920	91,470	4.30
Loans held for sale	14,118	422	3.98	6,567	211	4.28
Taxable securities	605,719	11,464	2.52	687,359	12,786	2.48
Tax-exempt securities (3)	291,868	9,396	4.29	302,148	9,767	4.31
Interest-bearing deposits with banks	36,688	69	0.25	35,004	66	0.25
Federal funds sold	473	1	0.22	474	-	0.22
Total interest-earning assets	4,174,785	122,054	3.91	3,898,472	114,300	3.94

Less: allowance for loan and lease losses	(38,256)			(38,645)
Cash and due from banks	46,067			45,380
Premises and equipment, net	51,500			45,845
Other assets	216,105			210,325
Total assets	$4,450,201			$4,161,377

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$528,683	312	0.08%	$475,459	306	0.09%
Regular savings deposits	275,433	108	0.05	258,224	131	0.07
Money market savings deposits	849,469	983	0.15	871,399	839	0.13
Time deposits	472,065	2,790	0.79	460,548	2,309	0.67
Total interest-bearing deposits	2,125,650	4,193	0.26	2,065,630	3,585	0.23
Other borrowings	105,945	179	0.23	68,301	117	0.23
Advances from FHLB	592,509	9,774	2.21	556,663	9,709	2.33
Subordinated debentures	35,000	670	2.55	35,000	659	2.51
Total interest-bearing liabilities	2,859,104	14,816	0.69	2,725,594	14,070	0.69

Noninterest-bearing demand deposits	1,024,692			894,508
Other liabilities	47,447			30,184
Stockholders' equity	518,958			511,091
Total liabilities and stockholders' equity	$4,450,201			$4,161,377

Net interest income and spread		$107,238	3.22%		$100,230	3.25%
Less: tax-equivalent adjustment		4,816			3,909
Net interest income		$102,422			$96,321

Interest income/earning assets			3.91%			3.94%
Interest expense/earning assets			0.48			0.48
Net interest margin			3.43%			3.46%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $4.8 million and $3.9 million in 2015 and 2014, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Results of Operations

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net income for the Company for the first nine months of 2015 totaled $32.6 million ($1.31 per diluted share) compared to net income of $29.1 million ($1.16 per diluted share) for the first nine months of 2014.

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

Net interest income for the first nine months of 2015 was $102.4 million compared to $96.3 million for the first nine months of 2014. On a tax-equivalent basis, net interest income for the first nine months of 2015 was $107.2 million compared to $100.2 million for the first nine months of 2014, an increase of 7%. The preceding table provides an analysis of net interest income performance that reflects a net interest margin that decreased to 3.43% for the first nine months of 2015 compared to 3.46% for the prior year period.  Year-to-date 2015 average interest-earning assets increased by 7% while average interest-bearing liabilities increased 5% compared to the year ago period.  Average noninterest-bearing deposits increased 15% in the first nine months of 2015 while the percentage of average noninterest-bearing deposits to total deposits increased to 33% for the first nine months of 2015 compared to 30% for the first nine months of 2014. The decrease in the net interest margin was driven by the overall decline in the yield on interest-earning assets.  The impact on the net interest margin by the increases in the average balances of interest-bearing liabilities was substantially offset by the increase in noninterest-bearing deposits.

Effect of Volume and Rate Changes on Net Interest Income

The following table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income:

	2015 vs. 2014			2014 vs. 2013
	Increase			Increase
	Or	Due to Change In Average:*		Or	Due to Change In Average:*
(Dollars in thousands and tax equivalent)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income from earning assets:
Loans and leases	$9,232	$11,903	$(2,671)	$(467)	$9,357	$(9,824)
Loans held for sale	211	226	(15)	(627)	(785)	158
Securities	(1,693)	(2,129)	436	(812)	(1,706)	894
Other earning assets	4	4	-	1	1	-
Total interest income	7,754	10,004	(2,250)	(1,905)	6,867	(8,772)

Interest expense on funding of earning assets:
Interest-bearing demand deposits	6	40	(34)	26	35	(9)
Regular savings deposits	(23)	9	(32)	(28)	13	(41)
Money market savings deposits	144	(21)	165	(292)	(12)	(280)
Time deposits	481	59	422	(330)	(188)	(142)
Total borrowings	138	1,105	(967)	20	1,401	(1,381)
Total interest expense	746	1,192	(446)	(604)	1,249	(1,853)
Net interest income	$7,008	$8,812	$(1,804)	$(1,301)	$5,618	$(6,919)

* Variances that are the combined effect of volume and rate, but cannot be separately identified, are allocated to the volume and rate variances based on their respective relative amounts.

Interest Income

The Company's total tax-equivalent interest income for the first nine months of 2015 increased 7% compared to the first nine months of 2014 as the increase in average loans and leases more than offset the decline in earning asset yields with respect to the loan portfolio.

The average balance of the loan portfolio increased 13% for the first nine months of 2015 compared to the prior year period. Growth in all three major loan portfolios was driven by organic loan growth as the regional economy improved and clients sought to lock in borrowings at historically low rates prior to potential Federal Reserve action to increase rates. The yield on average loans and leases decreased by 13 basis points due to the pay-off of higher rate loans and the origination of new loans at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 21 basis points in the yield on the commercial loan portfolio.

The average yield on total investment securities increased 6 basis points while the average balance of the portfolio decreased 9% for the first nine months of 2015 compared to the first nine months of 2014. The increase in the yield on investments was due primarily to a change in the mix of the overall portfolio as principal amortization reduced the relative size of the lower-yielding mortgage-backed securities while the balance of the higher-yielding tax-exempt securities experienced a much smaller reduction in size.

Interest Expense

Interest expense increased 5% in the first nine months of 2015 compared to the first nine months of 2014. The increase in the expense was due to the cost of interest-bearing deposits increasing primarily due to growth in the average balances together with higher rates offered on certificates of deposit, while the increase in the average balances of Federal Home Loan Bank advances was largely offset by a 12 basis point decrease in the average rates paid. Average deposits increased 6% in the first nine months of 2015 compared to the prior year period. This increase was primarily due to increases of $183 million or 13% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $17 million or 7% in regular savings accounts and an increase in average certificates of deposit of $12 million or 3% as the Company offered higher rates on certificates of deposit and clients sought to preserve liquidity.  This growth was partially offset by a decline in average money market savings accounts of $22 million or 3% in the first nine months of 2015 compared to the prior year-to-date.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Nine Months Ended September 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Securities gains	$20	$8	$12	150.0%
Service charges on deposit accounts	5,657	6,287	(630)	(10.0)
Mortgage banking activities	2,566	1,482	1,084	73.1
Wealth management income	15,040	14,181	859	6.1
Insurance agency commissions	4,147	4,011	136	3.4
Income from bank owned life insurance	1,937	1,817	120	6.6
Bank card fees	3,475	3,295	180	5.5
Other income	4,816	4,452	364	8.2
Total non-interest income	$37,658	$35,533	$2,125	6.0

Total non-interest income was $37.7 million for the first nine months of 2015 compared to $35.5 million for the first nine months of 2014. The primary drivers of non-interest income for the first nine months of 2015 were increases in wealth management income, income from mortgage banking activities and other non-interest income. Further detail by type of non-interest income follows:

•      Wealth management income is comprised of income from trust and estate services, investment management fees earned by West Financial Services, the Company’s investment management subsidiary, and fees on sales on investment products and services. Trust services fees increased 12% for the first nine months of 2015 compared to the prior year period due mainly to growth in one-time estate fees.  Investment management fees in West Financial Services increased 4% in 2015 compared to the first nine months of 2014, due to higher assets under management.  Fees on sales of investment products decreased 4% for the first nine months of 2015 compared to the prior year period, due to reduced sales of financial products. Overall total assets under management remained at $2.7 billion at both September 30, 2015 and September 30, 2014 as a result of negative market movements that somewhat offset additions from new and existing clients.

•      Income from mortgage banking activities increased in 2015 compared to 2014 due primarily to higher loan origination volumes as clients moved to lock in rates at historically low levels.

•      Other non-interest income increased during 2015 compared to 2014 due mainly to an increase in gains on sales of SBA loans.

•      Income from bank owned life insurance increased in the first nine months of 2015 compared to the first nine months of 2014 due primarily to policy proceeds recognized during 2015.

•      Insurance agency commissions increased due primarily to an increase in physicians’ liability lines.

•      Income from bank card fees increased due to a higher volume of electronic transactions.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Nine Months Ended September 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$52,566	$49,594	$2,972	6.0%
Occupancy expense of premises	9,748	9,778	(30)	(0.3)
Equipment expenses	4,463	3,855	608	15.8
Marketing	2,161	2,088	73	3.5
Outside data services	3,692	3,663	29	0.8
FDIC insurance	1,850	1,687	163	9.7
Amortization of intangible assets	320	709	(389)	(54.9)
Litigation expenses	517	6,364	(5,847)	(91.9)
Professional fees	3,497	3,298	199	6.0
Other real estate owned	62	49	13	26.5
Other expenses	9,475	9,237	238	2.6
Total non-interest expense	$88,351	$90,322	$(1,971)	(2.2)

Non-interest expenses totaled $88.4 million in the first nine months of 2015 compared to $90.3 million in the first nine months of 2014, a decrease of 2%. Excluding the litigation expenses accrued in both years, non-interest expenses increased 5% compared to the prior year period. This increase in expenses was driven primarily by higher salaries and benefits, equipment expenses and other non-interest expenses, which were partially offset by a decrease in intangibles amortization.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in the first nine months of 2015 due primarily to higher compensation expenses as a result of higher compensation and pension costs together with increased health insurance expenses. The average number of full-time equivalent employees was 718 in both the first nine months of 2015 and 2014.

•         Equipment expenses increased in 2015 compared to 2014 due to the software amortization expense on new systems.

•         Marketing expenses increased in 2015 due to the timing of targeted advertising initiatives.

•         Intangibles amortization decreased in 2015 due to the costs of prior acquisitions being fully amortized during the period.

•         Other non-interest expenses increased in 2015 compared to the prior year-to-date due mainly to the cost of replacing bank cards with new technology.

Income Taxes

The Company had income tax expense of $15.7 million in the first nine months of 2015, compared to income tax expense of $13.5 million in the first nine months of 2014. The resulting effective tax rates were 32% for both the first nine months of 2015 and the first nine months of 2014.

Results of Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net income for the Company for the third quarter of 2015 totaled $11.0 million ($0.45 per diluted share) compared to net income of $11.1 million ($0.44 per diluted share) for the third quarter of 2014.

Net Interest Income

Net interest income for the third quarter of 2015 was $35.1 million compared to $32.4 million for the third quarter of 2014. On a tax-equivalent basis, net interest income for the third quarter of 2015 was $36.8 million compared to $33.7 million for the third quarter of 2014, an increase of 9%. The following table provides an analysis of net interest income performance that reflects a net interest margin that increased to 3.43% for the third quarter of 2015 compared to 3.42% for the prior year period.  Quarterly average interest-earning assets increased by 8% and average interest-bearing liabilities increased 7% compared to the third quarter of 2014.  Average noninterest-bearing deposits increased 11% for the quarter compared to the same quarter of the prior year.  The percentage of average noninterest-bearing deposits to total deposits increased to 33% for the third quarter of 2015 compared to 32% for the third quarter of 2014. The increase in the net interest margin was caused by the effect of higher overall average rates on increased interest-earning assets and growth in noninterest-bearing deposits together with lower borrowing rates that exceeded the effect of higher rates on deposits.

Sandy Spring Bancorp, Inc. and Subsidiaries
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

	Three Months Ended September 30,
		2015			2014
			Annualized			Annualized
	Average	(1)	Average	Average	(1)	Average
(Dollars in thousands and tax-equivalent)	Balances	Interest	Yield/Rate	Balances	Interest	Yield/Rate
Assets
Residential mortgage loans	$754,007	$6,346	3.37%	$682,013	$5,813	3.41%
Residential construction loans	134,448	1,240	3.66	147,750	1,376	3.69
Commercial ADC loans	227,545	2,602	4.54	180,293	2,196	4.83
Commercial investor real estate loans	704,068	8,353	4.71	577,851	7,009	4.81
Commercial owner occupied real estate loans	656,337	8,065	4.88	585,014	7,091	4.98
Commercial business loans	413,300	4,600	4.42	367,203	4,177	4.53
Leasing	19	-	-	206	4	6.91
Consumer loans	441,740	3,701	3.35	404,062	3,364	3.32
Total loans and leases (2)	3,331,464	34,907	4.16	2,944,392	31,030	4.22
Loans held for sale	21,070	214	4.05	7,518	81	4.30
Taxable securities	581,832	3,742	2.57	663,550	4,071	2.43
Tax-exempt securities (3)	287,629	3,091	4.30	301,656	3,240	4.26
Interest-bearing deposits with banks	39,472	25	0.25	37,268	24	0.25
Federal funds sold	472	1	0.22	474	-	0.22
Total interest-earning assets	4,261,939	41,980	3.92	3,954,858	38,446	3.89

Less: allowance for loan and lease losses	(39,090)			(38,213)
Cash and due from banks	44,893			45,600
Premises and equipment, net	52,233			45,959
Other assets	217,167			211,880
Total assets	$4,537,142			$4,220,084

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$534,568	105	0.08%	$488,800	112	0.09%
Regular savings deposits	277,819	37	0.05	263,255	34	0.05
Money market savings deposits	882,755	393	0.18	871,271	293	0.13
Time deposits	505,351	1,097	0.86	456,530	769	0.67
Total interest-bearing deposits	2,200,493	1,632	0.29	2,079,856	1,208	0.23
Other borrowings	121,127	69	0.23	73,046	42	0.23
Advances from FHLB	549,728	3,272	2.36	523,304	3,258	2.47
Subordinated debentures	35,000	228	2.60	35,000	222	2.54
Total interest-bearing liabilities	2,906,348	5,201	0.71	2,711,206	4,730	0.69

Noninterest-bearing demand deposits	1,063,500			956,830
Other liabilities	48,675			34,514
Stockholders' equity	518,619			517,534
Total liabilities and stockholders' equity	$4,537,142			$4,220,084

Net interest income and spread		$36,779	3.21%		$33,716	3.20%
Less: tax-equivalent adjustment		1,663			1,296
Net interest income		$35,116			$32,420

Interest income/earning assets			3.92%			3.89%
Interest expense/earning assets			0.49			0.47
Net interest margin			3.43%			3.42%

(1) Tax-equivalent income has been adjusted using the combined marginal federal and state rate of 39.88% for 2015 and 2014. The annualized taxable-equivalent adjustments utilized in the above table to compute yields aggregated to $1.7 million and $1.3 million in 2015 and 2014, respectively.
(2) Non-accrual loans are included in the average balances.
(3) Includes only investments that are exempt from federal taxes.

Interest Income

The Company's total tax-equivalent interest income increased 9% for the third quarter of 2015 compared to the prior year quarter. The previous table shows that, in 2015, the impact on interest income of the increase in average loans and leases was greater than the effect of the decline in yields on overall loan portfolio.

The average balance of the loan portfolio increased 13% for the third quarter of 2015 compared to the third quarter of 2014. This growth was primarily in the commercial investor real estate, owner-occupied real estate and residential mortgage portfolios. These increases were driven by organic loan growth, as the regional economy improved and as clients acted to lock in borrowings at historically low rates in advance of possible Federal Reserve action to increase interest rates. The yield on average loans and leases decreased by 6 basis points due to the continued prevailing low interest rate environment as relatively higher rate loans were paid off and new loans were originated at comparatively lower rates. The decline in the portfolio yield was driven primarily by a decrease of 13 basis points in the yield on the commercial loan portfolio together with a decrease of 5 basis points in the yield in the residential mortgage portfolio.

The average yield on total investment securities increased 11 basis points while the average balance of the portfolio decreased 10% for the third quarter of 2015 compared to the third quarter of 2014. The increase in the yield on investments was due primarily to a change in the mix of the overall portfolio as principal amortization reduced the relative size of the lower-yielding mortgage-backed securities.

Interest Expense

Interest expense increased $0.5 million or 10% in the third quarter of 2015 compared to the third quarter of 2014 primarily due to growth in interest-bearing deposits together with an increase of 6 basis points in the cost of such deposits. The effect of higher average balances of Federal Home Loan Bank advances was largely offset by an 11 basis point decrease in the average rates paid on such borrowings as the company took advantage of low rates on short term advances. Average total deposits increased 7% in the third quarter of 2015 compared to the prior year quarter. This increase was primarily due to increases of $152 million or 11% in average noninterest-bearing and interest-bearing checking accounts together with an increase of $15 million or 6% in regular savings accounts.  Average certificates of deposit increased 11% in the third quarter of 2015 compared to the prior year quarter as the Company increased rates offered on selected products to maintain deposit balances as part of the Company’s liquidity management program. Average balances of money market accounts remained essentially level in the third quarter of 2015 compared to the third quarter of 2014 as clients generally maintained liquidity.

Non-interest Income

Non-interest income amounts and trends are presented in the following table for the years indicated:

	Three Months Ended September 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Securities gains	$1	$8	$(7)	87.5%
Service charges on deposit accounts	1,936	2,226	(290)	(13.0)
Mortgage banking activities	566	596	(30)	(5.0)
Wealth management income	4,963	4,974	(11)	(0.2)
Insurance agency commissions	1,648	1,410	238	16.9
Income from bank owned life insurance	618	611	7	1.1
Bank card fees	1,198	1,148	50	4.4
Other income	1,460	1,617	(157)	(9.7)
Total non-interest income	$12,390	$12,590	$(200)	(1.6)

Total non-interest income was $12.4 million for the third quarter of 2015 compared to $12.6 million for the third quarter of 2014. The primary drivers of non-interest income for the third quarter of 2015 were decreases in service charges on deposit accounts and other non-interest income which were somewhat offset by an increase in insurance agency commissions. Further detail by type of non-interest income follows:

•         With respect to wealth management income, trust services fees increased 6% for the third quarter compared to the prior year period due to one-time estate fees.  Investment management fees in West Financial Services increased 2% for the third quarter of 2015 compared to the third quarter of 2014, as higher assets under management were largely offset by lower average fees and market declines. Fees on sales of investment products decreased 18% for the third quarter compared to the prior year quarter, due to reduced sales activity while assets under management remained level. Overall total assets under management remained at $2.7 billion at September 30, 2015 compared to $2.7 billion at September 30, 2014 largely as a result of negative market movements that offset additions from new and existing clients.

•         Income from mortgage banking activities remained level in 2015 compared 2014 as higher loan origination volumes were offset by lower gains on sales.

•         Other non-interest income decreased during 2015 compared to 2014 due mainly to a decrease in loan prepayment fees.

•         Income from service charges on deposits decreased 13% in 2015 compared to 2014 due to a decline in return check charges.

Non-interest Expense

Non-interest expense amounts and trends are presented in the following table for the years indicated:

	Three Months Ended September 30,		2015/2014	2015/2014
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$17,733	$16,765	$968	5.8%
Occupancy expense of premises	3,086	3,032	54	1.8
Equipment expenses	1,600	1,337	263	19.7
Marketing	688	744	(56)	(7.5)
Outside data services	1,329	1,231	98	8.0
FDIC insurance	565	594	(29)	(4.9)
Amortization of intangible assets	107	115	(8)	(7.0)
Litigation expenses	155	236	(81)	(34.3)
Professional fees	1,089	1,092	(3)	(0.3)
Other real estate owned	48	40	8	20.0
Other expenses	3,230	3,446	(216)	(6.3)
Total non-interest expense	$29,630	$28,632	$998	3.5

Non-interest expenses totaled $29.6 million in the third quarter of 2015 compared to $28.6 million in the third quarter of 2014, an increase of 3%. This increase was driven primarily by higher salaries and benefits and equipment and marketing expenses.  Further detail by category of non-interest expense follows:

•         Salaries and employee benefits, the largest component of non-interest expenses, increased in 2015 due primarily to higher compensation expenses as a result of merit increases and higher incentive compensation. In addition, pension expense increased over 2014 due to a change in actuarial assumptions.  The average number of full-time equivalent employees was 720 in the third quarter of 2015 compared to 712 in the third quarter of 2014.

•         Equipment expenses increased in 2015 compared to 2014 due to software amortization expense on new systems.

•         Marketing expenses decreased in 2015 due to the timing of targeted advertising initiatives.

•         Other non-interest expenses decreased in 2015 due to accrued expense related to performance letters of credit recognized in 2014 and a decrease in losses from fraudulent bankcard activity.

Income Taxes

The Company had income tax expense of $5.2 million in the third quarter of 2015, compared to income tax expense of $5.4 million in the third quarter of 2014. The resulting effective tax rate was 32% for the third quarter of 2015 and 33% for the third quarter of 2014. The effective rate decreased in 2015 compared to 2014 due to tax exempt income comprising a higher proportion of income before taxes.

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

In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.  Non-interest expenses used in the calculation of the non-GAAP efficiency ratio exclude goodwill impairment losses, the amortization of intangibles, and non-recurring expenses.  Income for the non-GAAP ratio includes the favorable effect of tax-exempt income, and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains.  The measure is different from the GAAP efficiency ratio, which also is presented in this report.  The GAAP measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income.  The GAAP and non-GAAP efficiency ratios are reconciled and provided in the following table. Both the GAAP and non-GAAP efficiency ratios improved in the third quarter of 2015 compared to the third quarter of the 2014 due to an increase in net interest income resulting from loan growth.

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

GAAP and Non-GAAP Efficiency Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Pre-tax pre-provision income:
Net income	$10,995	$11,142	$32,553	$29,052
Plus non-GAAP adjustment:
Litigation expenses	155	236	517	6,364
Income taxes	5,175	5,428	15,655	13,496
Provision (credit) for loan and lease losses	1,706	(192)	3,521	(1,016)
Pre-tax pre-provision income	$18,031	$16,614	$52,246	$47,896

Efficiency ratio - GAAP basis:
Non-interest expenses	$29,630	$28,632	$88,351	$90,322

Net interest income plus non-interest income	$47,506	$45,010	$140,080	$131,854

Efficiency ratio - GAAP basis:	62.37%	63.61%	63.07%	68.50%

Efficiency ratio - Non-GAAP basis:
Non-interest expenses	$29,630	$28,632	$88,351	$90,322
Less non-GAAP adjustment:
Amortization of intangible assets	107	115	320	709
Litigation expenses	155	236	517	6,364
Non-interest expenses - as adjusted	$29,368	$28,281	$87,514	$83,249

Net interest income plus non-interest income	$47,506	$45,010	$140,080	$131,854
Plus non-GAAP adjustment:
Tax-equivalent income	1,663	1,296	4,816	3,909
Less non-GAAP adjustments:
Securities gains	1	8	20	8
Net interest income plus non-interest income - as adjusted	$49,168	$46,298	$144,876	$135,755

Non-GAAP efficiency ratio	59.73%	61.09%	60.41%	61.32%

FINANCIAL CONDITION

The Company's total assets were $4.6 billion at September 30, 2015, an increase of $214 million or 5% compared to December 31, 2014. Total loans increased 9% compared to the end of 2014. This increase was funded by an 8% decrease in the investment portfolio and a 7% increase in deposits.

Analysis of Loans and Leases

A comparison of the loan portfolio at the dates indicated is presented in the following table:

	September 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Residential real estate:
Residential mortgage	$773,889	22.7%	$717,886	22.9%	$56,003	7.8%
Residential construction	139,492	4.1	136,741	4.4	2,751	2.0
Commercial real estate:
Commercial owner occupied real estate	680,601	20.0	611,061	19.5	69,540	11.4
Commercial investor real estate	710,694	20.8	640,193	20.5	70,501	11.0
Commercial acquisition, development and construction	239,160	7.0	205,124	6.6	34,036	16.6
Commercial Business	423,855	12.4	390,781	12.5	33,074	8.5
Leases	19	-	54	-	(35)	(64.8)
Consumer	444,729	13.0	425,552	13.6	19,177	4.5
Total loans and leases	$3,412,439	100.0%	$3,127,392	100.0%	$285,047	9.1

Total loans and leases, excluding loans held for sale, increased 9% at September 30, 2015 compared to December 31, 2014. The commercial loan portfolio increased 11% at September 30, 2015 compared to the prior year end due to increases in all categories of commercial lending.

The residential real estate portfolio, which is comprised of residential construction and permanent residential mortgage loans, increased 7% at September 30, 2015 compared to December 31, 2014. This increase was due to an 8% increase in permanent residential mortgages, most of which are loans on 1-4 family dwellings.

The consumer loan portfolio increased 5% at September 30, 2015 compared to December 31, 2014, primarily due to growth in home equity lines of credit.

Analysis of Investment Securities

The composition of investment securities at the periods indicated is presented in the following table:

		September 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)		Amount	%	Amount	%	$Change	%
Available-for-Sale:
U.S. government agencies and corporations	U.S. government agencies and corporations	$139,807	16.2%	$141,679	15.2%	$(1,872)	(1.3)%
State and municipal	State and municipal	161,980	18.8	167,052	17.9	(5,072)	(3.0)
Mortgage-backed	Mortgage-backed	304,114	35.3	361,519	38.7	(57,405)	(15.9)
Trust preferred	Trust preferred	995	0.1	1,236	0.1	(241)	(19.5)
Marketable equity securities	Marketable equity securities	723	0.1	723	0.1	-	-
	Total available-for-sale securities	607,619	70.5	672,209	72.0	(64,590)	(9.6)

Held-to-Maturity and Other Equity
U.S. government agencies and corporations	U.S. government agencies and corporations	64,517	7.5	64,512	6.9	5	-
State and municipal	State and municipal	149,849	17.4	155,261	16.6	(5,412)	(3.5)
Mortgage-backed	Mortgage-backed	176	-	200	-	(24)	(12.0)
	Corporate debt	2,100	0.2	-	-	2,100	100.0
Other equity securities	Other equity securities	38,148	4.4	41,437	4.5	(3,289)	(7.9)
	Total held-to-maturity and other equity	254,790	29.5	261,410	28.0	(6,620)	(2.5)
Total Securities		$862,409	100.0%	$933,619	100.0%	$(71,210)	(7.6)

Available-for-sale securities decreased 10% at September 30, 2015 compared to December 31, 2014 due to amortization of mortgage-backed securities and calls, while held-to-maturity and other equity securities decreased 2% due to calls and maturities and the redemption of FHLB stock.

The investment portfolio consists primarily of U.S. Agency securities, U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and state and municipal securities. The duration of the portfolio was 2.8 years at September 30, 2015 and 3.4 years at December 31, 2014. The Company considers the duration of the portfolio to be adequate for liquidity purposes. This investment strategy has resulted in a portfolio with low credit risk that would provide the required liquidity needed to meet increased loan demand. The portfolio is monitored on a continuing basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.

Other Earning Assets

Residential mortgage loans held for sale decreased slightly to $10 million as of September 30, 2015 due to lower mortgage loan origination volumes.  The aggregate of federal funds sold and interest-bearing deposits with banks increased $11 million to $54 million at September 30, 2015 compared to December 31, 2014.

Deposits

The composition of deposits at the periods indicated is presented in the following table:

	September 30, 2015		December 31, 2014		Period-to-Period Change
(Dollars in thousands)	Amount	%	Amount	%	$ Change	% Change
Noninterest-bearing deposits	$1,068,299	32.6%	$993,737	32.4%	$74,562	7.5%
Interest-bearing deposits:
Demand	530,092	16.2	534,605	17.4	(4,513)	(0.8)
Money market savings	891,474	27.2	828,494	27.0	62,980	7.6
Regular savings	275,452	8.4	264,751	8.6	10,701	4.0
Time deposits of less than $100,000	249,187	7.6	239,857	7.8	9,330	3.9
Time deposits of $100,000 or more	261,164	8.0	205,065	6.8	56,099	27.4
Total interest-bearing deposits	2,207,369	67.4	2,072,772	67.6	134,597	6.5
Total deposits	$3,275,668	100.0%	$3,066,509	100.0%	$209,159	6.8

Deposits and Borrowings

Total deposits increased $209 million or 7% at September 30, 2015 compared to December 31, 2014. This increase was due to increases of 8% in noninterest-bearing checking accounts and 6% in interest-bearing deposit accounts compared to the prior year end. Certificates of deposit increased 15% compared to December 31, 2014 as the company raised rates on certificates to maintain deposit balances. Money market accounts increased 8% and regular savings accounts increased 4% compared to December 31, 2014. The activity in these deposit products can be attributed primarily to clients’ emphasis on safety and liquidity considering the current extended period of low interest rates. Total borrowings remained virtually level at September 30, 2015 compared to December 31, 2014.

Capital Management

Management monitors historical and projected earnings, dividends and asset growth, as well as risks associated with the various types of on and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During the first nine months of 2015, total stockholders' equity increased to $524 million at September 30, 2015 compared to $522 million at December 31, 2014 as net income exceeded the payment of dividends and stock repurchases during the period.  The ratio of average equity to average assets was 11.66% for the first nine months of 2015, as compared to 12.28% for the first nine months of 2014.

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

Risk-Based Capital Ratios

			Minimum
	Ratios at		Regulatory
	September 30, 2015	December 31, 2014	Requirements
Total Capital to risk-weighted assets	14.27%	15.06%	8.00%

Tier 1 Capital to risk-weighted assets	13.17%	13.95%	6.00%

Common Equity Tier 1 Capital	12.20%	n.a.	4.50%

Tier 1 Leverage	10.65%	11.26%	4.00%

Tier 1 capital of $474 million and total qualifying capital of $514 million each included $35.0 million in trust preferred securities that are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratio.  As of September 30, 2015, the most recent notification from the Bank’s primary regulator categorized the Bank as a "well-capitalized" institution under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Tangible Common Equity Ratio – Non-GAAP

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Tangible common equity ratio:
Total stockholders' equity	$523,594	$521,751
Accumulated other comprehensive income (loss)	(1,801)	823
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(190)	(510)
Tangible common equity	$437,432	$437,893

Total assets	$4,611,034	$4,397,132
Goodwill	(84,171)	(84,171)
Other intangible assets, net	(190)	(510)
Tangible assets	$4,526,673	$4,312,451

Tangible common equity ratio	9.66%	10.15%

Tangible book value per share	$17.91	$17.48

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

Current economic data has shown that while the Mid-Atlantic region remains one of the stronger markets in the nation, the Company is continuing to deal with a slowly growing economy and its resulting effects on its borrowers, particularly in the real estate sector. Total non-performing loans increased 8% to $37 million at September 30, 2015 compared to the balance at December 31, 2014. While the diversification of the lending portfolio among different commercial, residential and consumer product lines along with different market conditions of the greater Washington D. C., Northern Virginia and central Maryland area has mitigated some of the risks in the portfolio, local economic conditions and levels of non-performing loans may continue to be influenced by the volatility being experienced in various business sectors of the economy on both a regional and national level.

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

The Company makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology previously discussed. The provision for loan and lease losses was a charge of $3.5 million for the first nine months of 2015 compared to a credit of $1.0 million for the first nine months of 2014.   Historical net charge-offs represent a principal component in the application of the Company’s allowance methodology.  The charge to the provision in the first nine months of 2015 was driven primarily by growth in the loan portfolio and by charge-offs taken during the period. The credit to the provision in the first nine months of 2014 was driven by a decline in historical losses, improvement in the overall credit quality of the loan portfolio and problem loan resolutions and recoveries whose impact more than offset the effect of loan growth.

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

Allowance for Loan and Lease Losses

During the third quarter of 2015, there were no changes in the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses from the prior year. Variations can occur over time in the estimation of the allowance as a result of the credit performance of borrowers.  No portion of the allowance was unallocated at September 30, 2015 or December 31, 2014.

At September 30, 2015, total non-performing loans and leases were $36.9 million, or 1.08% of total loans and leases, compared to $34.0 million, or 1.09% of total loans and leases, at December 31, 2014.  The allowance represented 107% of non-performing loans and leases at September 30, 2015 as compared to 111% at December 31, 2014. The allowance for loan and lease losses as a percent of total loans and leases was 1.16% at September 30, 2015 as compared to 1.21% at December 31, 2014.

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

The balance of impaired loans was $30.9 million, with specific allowances of $3.0 million against those loans at September 30, 2015, as compared to $29.4 million with allowances of $2.9 million, at December 31, 2014.

The Company's borrowers are concentrated in nine counties in Maryland, three counties in Virginia and in Washington D.C.  Commercial and residential mortgages, including home equity loans and lines, represented 76% of total loans and leases at September 30, 2015 and at December 31, 2014.  Certain loan terms may create concentrations of credit risk and increase the Company’s exposure to loss. These include terms that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates; and interest-only loans.  The Company does not make loans that provide for negative amortization or option adjustable-rate mortgages.

Summary of Loan and Lease Loss Experience

The following table presents the activity in the allowance for loan and lease losses for the periods:

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2015	December 31, 2014
Balance, January 1	$37,802	$38,766
Provision for loan and lease losses	3,521	(163)
Loan charge-offs:
Residential real estate:
Residential mortgage	(492)	(323)
Residential construction	-	(4)
Commercial real estate:
Commercial investor	(90)	(3)
Commercial owner occupied	(317)	(265)
Commercial AD&C	(739)	(529)
Commercial business	(185)	(729)
Leases	-	-
Consumer	(930)	(834)
Total charge-offs	(2,753)	(2,687)
Loan recoveries:
Residential real estate:
Residential mortgage	103	121
Residential construction	21	79
Commercial real estate:
Commercial investor	15	38
Commercial owner occupied	2	6
Commercial AD&C	580	-
Commercial business	226	1,477
Leases	-	-
Consumer	144	165
Total recoveries	1,091	1,886
Net charge-offs	(1,662)	(801)
Balance, period end	$39,661	$37,802

Net charge-offs to average loans and leases	0.07%	0.03%
Allowance for loan losses to loans	1.16%	1.21%

Analysis of Credit Risk

The following table presents information with respect to non-performing assets and 90-day delinquencies for the periods indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans and leases:
Residential real estate:
Residential mortgage	$7,488	$3,012
Residential construction	770	1,105
Commercial real estate:
Commercial investor	8,609	8,156
Commercial owner occupied	7,932	8,941
Commercial AD&C	194	2,464
Commercial business	3,881	3,184
Leases	-	-
Consumer	1,621	1,668
Total non-accrual loans and leases	30,495	28,530

Loans and leases 90 days past due
Residential real estate:
Residential mortgage	-	-
Residential construction	-	-
Commercial real estate:
Commercial investor	-	-
Commercial owner occupied	-	-
Commercial AD&C	-	-
Commercial business	-	-
Leases	1	-
Consumer	-	-
Total 90 days past due loans and leases	1	-

Restructured loans and leases (accruing)	6,419	5,497
Total non-performing loans and leases	36,915	34,027
Other real estate owned, net	2,619	3,195
Total non-performing assets	$39,534	$37,222

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	23.50%	17.50%	15.00%	10.00%	10.00%	15.00%	17.50%	23.50%
September 30, 2015	(4.32%)	(2.36%)	(0.79%)	(0.73%)	N/A	N/A	N/A	N/A
December 31, 2014	(5.12%)	(2.62%)	(0.89%)	(0.52%)	N/A	N/A	N/A	N/A

As shown above, measures of net interest income at risk improved from December 31, 2014 at all rising interest rate shock levels. All measures remained well within prescribed policy limits.

The decrease in the risk position with respect to net interest income from December 31, 2014 to September 30, 2015 was the result of a decline in short-term FHLB borrowings which will reduce the Company’s exposure to increases in interest rates.  The decline in short-term borrowings was partially offset by an increase in repurchase agreements.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp	-300 bp	-400 bp
Policy Limit	35.00%	25.00%	20.00%	10.00%	10.00%	20.00%	25.00%	35.00%
September 30, 2015	(11.04%)	(6.81%)	(4.39%)	(2.43%)	N/A	N/A	N/A	N/A
December 31, 2014	(9.97%)	(6.75%)	(4.17%)	(1.97%)	N/A	N/A	N/A	N/A

Measures of the economic value of equity (“EVE”) at risk increased from December 31, 2014 to September 30, 2015 in all rising shock scenarios. The negative impact in EVE was driven by shorter durations on deposit, resulting in higher market value premiums should rates increase. In addition, an increase in fixed rate loans would cause lower market values as rates rise, thus contributing to additional risk.

Liquidity Management

Liquidity is measured by a financial institution's ability to raise funds through loan and lease repayments, maturing investments, deposit growth, borrowed funds, capital and the sale of highly marketable assets such as investment securities and residential mortgage loans. The Company's liquidity position, considering both internal and external sources available, exceeded anticipated short-term and long-term needs at September 30, 2015.  Management considers core deposits, defined to include all deposits other than time deposits of $100 thousand or more, to be a relatively stable funding source. Core deposits equaled 70% of total interest-earning assets at September 30, 2015. In addition, loan and lease payments, maturities, calls and pay downs of securities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements. In assessing liquidity, management considers operating requirements, the seasonality of deposit flows, investment, loan and deposit maturities and calls, expected funding of loans and deposit withdrawals, and the market values of available-for-sale investments, so that sufficient funds are available on short notice to meet obligations as they arise and to ensure that the Company is able to pursue new business opportunities.

Liquidity is measured using an approach designed to take into account, in addition to factors already discussed above, the Company’s growth and mortgage banking activities.  Also considered are changes in the liquidity of the investment portfolio due to fluctuations in interest rates.  Under this approach, implemented by the Funds Management Subcommittee of ALCO under formal policy guidelines, the Company’s liquidity position is measured weekly, looking forward at thirty day intervals from thirty (30) to three hundred sixty (360) days.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Resulting projections as of September 30, 2015, show short-term investments exceeding short-term borrowings by $21 million over the subsequent 360 days.  This projected excess of liquidity versus requirements provides the Company with flexibility in how it funds loans and other earning assets.

The Company also has external sources of funds, which can be drawn upon when required.  The main sources of external liquidity are available lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve. The line of credit with the Federal Home Loan Bank of Atlanta totaled $1.4 billion, of which $1.3 billion was available for borrowing based on pledged collateral, with $610 million borrowed against it as of September 30, 2015. The line of credit at the Federal Reserve totaled $348 million, all of which was available for borrowing based on pledged collateral, with no borrowings against it as of September 30, 2015.  Other external sources of liquidity available to the Company in the form of unsecured lines of credit granted by correspondent banks totaled $55 million at September 30, 2015, against which there were no outstanding borrowings.  In addition, the Company had a secured line of credit with a correspondent bank of $20 million as of September 30, 2015. Based upon its liquidity analysis, including external sources of liquidity available, management believes the liquidity position was appropriate at September 30, 2015.

The parent company (“Bancorp”) is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Bancorp is responsible for funding stock repurchases and paying any dividends declared to its common shareholders and interest and principal on outstanding debt. Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Bancorp in any calendar year, without the receipt of prior approval from the Federal Reserve, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Based on this requirement, as of September 30, 2015, the Bank could have declared a dividend of $45 million to Bancorp. At September 30, 2015, Bancorp had liquid assets of $13 million.

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit.  Approvals for these arrangements are obtained in the same manner as loans.  Generally, cash flows, collateral value and risk assessment are considered when determining the amount and structure of credit arrangements.

Commitments to extend credit in the form of consumer, commercial real estate and business at the dates indicated were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Commercial	$240,659	$212,628
Real estate-development and construction	78,951	100,264
Real estate-residential mortgage	36,160	12,667
Lines of credit, principally home equity and business lines	891,479	810,552
Standby letters of credit	60,984	58,144
Total Commitments to extend credit and available credit lines	$1,308,233	$1,194,255

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company re-approved a stock repurchase program in August 2015 that permits the repurchase of up to 5% of the Company’s outstanding shares of common stock or approximately 1,200,000 shares.  Repurchases which will be conducted through open market purchases or privately negotiated transactions, will be made depending on market conditions and other factors.  The following table provides information regarding repurchase transactions executed during the quarter ended September 30, 2015.

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

               Exhibit 31(a)                           Certification of Chief Executive Officer

               Exhibit 31(b)                           Certification of Chief Financial Officer

               Exhibit 32(a)                           Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350

               Exhibit 32(b)                           Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350

               Exhibit 101                              The following materials from the Sandy Spring Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter end  September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Condition; (ii) The Condensed Consolidated Statements of Income; (iii) The Condensed Consolidated Statements of Comprehensive Income; (iv) The Condensed Consolidated Statements of Cash Flows; (v) The Condensed Consolidated Statements of Changes in Stockholders’ Equity; (vi) related notes.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDY SPRING BANCORP, INC.

(Registrant)

By: /s/ Daniel J. Schrider

Daniel J. Schrider

President and Chief Executive Officer

Date: November 5, 2015

By: /s/ Philip J. Mantua

Philip J. Mantua

Executive Vice President and Chief Financial Officer

Date: November 5, 2015